Form 10-Q
period 1998-06-30
ULTIMATE SOFTWARE GROUP INC
filed 1998-08-14
CIK 1016125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-24347

                        THE ULTIMATE SOFTWARE GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                               65-0694077
                  --------                               ----------
      State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization

      3111 Stirling Road, Suite 308, Fort Lauderdale, FL              33312
      --------------------------------------------------              -----
           (Address of principal executive offices)                 (Zip Code)

                                 (954) 266-1000
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         As of August 3, 1998, there were 15,878,015 shares of the Registrant's common stock, par value $.01, outstanding.

                        THE ULTIMATE SOFTWARE GROUP, INC.

                                TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         -------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements (unaudited)
        Condensed Consolidated Balance Sheets as of December 31, 1997
        and June 30, 1998                                                  3-4
        Condensed Consolidated Statements of Operations for the Three
        Months and Six Months Ended June 30, 1997 and 1998                  5
        Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended June 30, 1997 and 1998                                 6
        Notes to Condensed Consolidated Financial Statements               7-9

Item 2--Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               10-17

PART II--OTHER INFORMATION:

Item 1--Legal Proceedings                                                  18
Item 2--Changes in Securities and Use of Proceeds                          18
Item 3--Defaults upon Senior Securities                                    18
Item 4--Submission of Matters to a Vote of Security Holders                19
Item 5--Other Information                                                  20
Item 6--Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                 21

                    PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                  AS OF               AS OF
                                                               DECEMBER 31,          JUNE 30,
                                                                   1997                1998
                                                               ------------        ----------
                                ASSETS                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                  $  3,270            $ 21,565
     Accounts receivable, net                                      5,927              10,132
     Other prepaid expenses                                          654                 774
                                                                --------            --------
        Total current assets                                       9,851              32,471

Property and equipment, net                                        1,703               1,962
Acquired intangibles, net of accumulated
     amortization of $8,414 and $8,796, respectively                 638                 256
Other assets                                                         247                 270
                                                                --------            --------
        Total assets                                            $ 12,439            $ 34,959
                                                                ========            ========
                           LIABILITIES AND
                    STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                           $  1,712            $  2,106
     Accrued expenses                                              4,224               3,340
     Deferred revenue                                              9,764               8,186
     Borrowings under line of credit agreement                       209                   -
     Current portion of capital lease obligations                    162                 322
                                                                --------            --------
        Total current liabilities                                 16,071              13,954
                                                                --------            --------
Capital lease obligations, net of current portion                     54                 791
Deferred revenue                                                   1,822               1,672
                                                                --------            --------
        Total liabilities                                         17,947              16,417
                                                                --------            --------
Commitments and contingencies                                          -                   -

                                  (continued)

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                    (Dollars in thousands, except share data)

                                                                           AS OF                AS OF
                                                                       DECEMBER 31,            JUNE 30,
                                                                           1997                  1998
                                                                       ------------           -----------
                          LIABILITIES AND                                                     (Unaudited)
           STOCKHOLDERS' EQUITY (DEFICIT)--(continued)
Stockholders' equity (deficit):
     Preferred Stock, $.01 par value, 501,914 and 2,500,000
        shares authorized in 1997 and 1998, respectively;
        no shares issued or outstanding                                       -                    -
     Series A Convertible Preferred Stock, $.01 par value,
        191,573 shares authorized, issued and outstanding
        in 1997; converted into 1,938,527 shares of
        Common Stock in 1998                                                  2                    -
     Series B Convertible Preferred Stock, $.01 par value,
        306,513 shares authorized in 1997; 295,672 shares
        issued and outstanding in 1997; converted into 2,991,905
        shares of Common Stock in 1998                                        3                    -
     Common Stock, $.01 par value, 50,000,000 shares
        authorized, no shares issued or outstanding in 1997;
        15,874,015 shares issued and outstanding in 1998                      -                  159
     Class A Common Stock, $.01 par value, 236,300 shares
        authorized in 1997, 236,300 issued and outstanding
        in 1997, converted into 1,030,398 shares of
        Common Stock in 1998                                                  2                    -
     Class B Common Stock, $.01 par value, 1,600,000 shares
        authorized in 1997, 658,125 issued and outstanding
        in 1997, converted into 6,659,567 shares of
        Common Stock in 1998                                                  7                    -
     Class C Common Stock, $.01 par value, 200,000 shares
        authorized in 1997, 50 shares issued and outstanding
        in 1997, converted into 409 shares of Common Stock
        in 1998                                                               -                    -
     Additional paid-in capital                                          31,572               64,062
     Accumulated deficit                                                (37,094)             (45,679)
                                                                       --------             --------
        Total stockholders' equity (deficit)                             (5,508)              18,542
                                                                       --------             --------
        Total liabilities and stockholders' equity (deficit)           $ 12,439             $ 34,959
                                                                       ========             ========

     The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                  FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                     ENDED JUNE 30,
                                                ------------------------          -------------------------
                                                  1997            1998              1997             1998
                                                --------        --------          --------         --------
Revenues:
     License                                    $    792        $  4,203          $  1,610         $  7,326
     Service                                       1,919           5,936             4,131           10,385
                                                --------        --------          --------         --------
        Total revenues                             2,711          10,139             5,741           17,711
                                                --------        --------          --------         --------
Cost of revenues:
     License                                           -             225                 -              430
     Service                                       2,029           4,225             4,174            7,968
                                                --------        --------          --------         --------
        Total cost of revenues                     2,029           4,450             4,174            8,398
                                                --------        --------          --------         --------
Operating expenses:
     Sales and marketing                           3,413           3,969             6,808            7,783
     Research and development                      1,152           1,626             2,035            3,045
     General and administrative                      858           1,111             1,879            2,027
     Amortization of acquired intangibles            437             191               721              382
                                                --------        --------          --------         --------
        Total operating expenses                   5,860           6,897            11,443           13,237
                                                --------        --------          --------         --------
        Operating loss                            (5,178)         (1,208)           (9,876)          (3,924)
Compensation related to
     modification of escrow
     agreement                                         -               -                 -           (4,183)
Interest expense                                     (64)           (117)             (122)            (155)
Interest and other income                             38             101                64              110
                                                --------        --------          --------         --------
     Net loss                                   $ (5,204)       $ (1,224)         $ (9,934)        $ (8,152)
                                                ========        ========          ========         ========
Net loss per share -- basic and diluted         $  (0.46)       $  (0.09)         $  (0.92)        $  (0.62)
                                                ========        ========          ========         ========
Weighted average shares
     outstanding -- basic and diluted             11,264          13,550            10,797           13,085
                                                ========        ========          ========         ========

     The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     ------------------------
                                                                                       1997            1998
                                                                                     --------        --------
Cash flow from operating activities:
   Net loss                                                                          $ (9,934)       $ (8,152)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       937             943
      Provision for doubtful accounts                                                       -             446
      Non-cash equity transactions of 1998 poolings                                        21               -
      Compensation related to modification of escrow agreement                              -           4,183
      Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                              (257)         (4,651)
        Other prepaid expenses                                                           (139)            120
        Other assets                                                                      (42)            (82)
        Accounts payable                                                                 (259)            394
        Accrued expenses                                                               (1,510)           (884)
        Deferred revenue                                                                4,580          (1,728)
                                                                                     --------        --------
          Net cash used in operating activities                                        (6,603)         (9,411)
                                                                                     --------        --------
Cash flows from investing activities:
   Purchases of property and equipment                                                   (648)           (101)
   Net proceeds from (issuance of) notes receivable                                        93            (177)
                                                                                     --------        --------
          Net cash used in investing activities                                          (555)           (278)
                                                                                     --------        --------
Cash flows from financing activities:
   Net payments under line of credit agreements                                        (1,492)           (209)
   Principal payment of notes payable                                                    (193)              -
   Principal payments received under capital leases                                         -             381
   Principal payments on capital lease obligations                                       (109)           (207)
   Net proceeds from issuances of Convertible Preferred Stock                          14,327               -
   Equity transactions of 1998 poolings                                                   (74)           (434)
   Net proceeds from issuance of Common Stock                                               -          28,453
                                                                                     --------        --------
          Net cash provided by financing activities                                    12,459          27,984
                                                                                     --------        --------
Net increase in cash and cash equivalents                                               5,301          18,295
Cash and cash equivalents, beginning of period                                          1,420           3,270
                                                                                     --------        --------
Cash and cash equivalents, end of period                                             $  6,721        $ 21,565
                                                                                     ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                            $    117        $    146
                                                                                     ========        ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   The Company entered into capital lease obligations to acquire new equipment totaling $0 and $721 in the six months ended June 30, 1997 and 1998, respectively.

   In 1998, the Company acquired five third-party resellers in transactions accounted for under the pooling-of-interests accounting method (see Note 15 of the Form S-1).

   Prior to the initial public offering of the Company's Common Stock which commenced on June 2, 1998 and was completed on June 5, 1998, shares of Common Stock were issued upon the conversion of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock (see Note 2).

     The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements of The Ultimate Software Group, Inc. and subsidiaries (the "Company") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the final prospectus dated June 2, 1998 which is part of the Company's Registration Statement on Form S-1 (No. 333-47881) filed with the SEC on March 13, 1998, as amended with the SEC through May 29, 1998 (the "Form S-1").

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

2.       INITIAL PUBLIC OFFERING

         Commencing on June 2, 1998 and completed on June 5, 1998, the Company sold 3,250,000 shares of the Company's common stock, par value $.01, (the "Common Stock") in an initial public offering at an offering price of $10 per share (the "IPO"). Prior to the IPO, the Company's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock were converted into Common Stock (see Note 7). In connection with the IPO, the Company effected a 10.119-for-1 stock split of the issued and outstanding shares of the Common Stock. All references to Common Stock amounts, shares and per share data have been adjusted to give retroactive effect to the stock split.

3.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 became effective for financial statements issued for periods ending after December 31, 1997 and requires restatement of all prior periods presented. Basic EPS is calculated by dividing income available to common stockholders by the weighted

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3.       EARNINGS PER SHARE (CONTINUED):

average number of shares of Common Stock outstanding during each period. Diluted EPS includes the potential impact of convertible securities and dilutive common stock equivalents using the treasury stock method of accounting.

         Basic and diluted loss per share for all periods presented include the impact of the subsequent conversion of shares of Preferred and Common Stock outstanding as described in Note 7, effected for the stock split discussed in
Note 2. Other common stock equivalents have not been included in the computation of diluted loss per share as their impact is antidilutive.

4.       COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," during the quarter ended June 30, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements, since comprehensive income, as defined in SFAS 130, was equivalent to the Company's net loss for all periods presented.

5.       ACQUISITION OF RESELLERS

         In February and March 1998, the Company acquired the businesses of five third-party resellers of the Company's products (the "Acquired Resellers") in exchange for an aggregate of 121,856 shares of the Company's Class B Common Stock (converted into 1,233,056 shares of Common Stock). Prior to this acquisition, the Company and its stockholders had no ownership interest in the five Acquired Resellers and the financial and operating policies of the Acquired Resellers were not controlled by the Company. The acquisition of such Acquired Resellers was accounted for under the pooling-of-interests method of accounting.

6.       MODIFICATION TO ESCROW AGREEMENT

         In March 1998, the Class B Escrow Agreement, pursuant to which certain shares of the Class B Common Stock were held in escrow, was modified to provide that all of the shares of Class B Common Stock held in escrow would be released upon the execution of a firm underwriting agreement for the initial public offering of the Company's capital stock on or before July 1, 1998. Accordingly, approximately $4.2 million of compensation expense was recorded as of the date of the modification, representing 60,429 shares of Class B Common Stock of the Company (converted into 611,477 shares of Common Stock) subsequently released to directors, officers and employees of the Company, multiplied by the difference between the fair market value of the Class B Common Stock on the date of the modification and the price paid by the holders of the shares.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

7.       RELEASE EVENT:

         In March 1998, a release event under the Class A Escrow Agreement pursuant to which shares of Class A Common Stock were held in escrow (the "Release Event") occurred when the businesses of the five Acquired Resellers were acquired by the Company and the general partner of The Ultimate Software Group, Ltd. (the "Partnership"), described in Note 1 of the Consolidated Financial Statements contained in the Form S-1, determined that such acquisitions should result in the liquidation of the Partnership. Following the occurrence of such Release Event: (i) the Board of Directors declared a mandatory conversion of the outstanding shares of the Company's Class A, Class B and Class C Common Stock and such shares were converted into shares of Common Stock of the Company; (ii) 68,747 of the shares of Class A Common Stock (converted into 1,030,398 shares of Common Stock) held in escrow pursuant to the Class A Escrow Agreement were released to the Partnership and the remaining shares held in escrow pursuant to the Class A Escrow Agreement were returned to the Company for cancellation; and (iii) the Partnership was dissolved and liquidated and all of the shares of Common Stock held by the Partnership were distributed to its partners, including the distribution of shares (converted into 1,030,398 shares of Common Stock) to nine third-party resellers of the Partnership's products, the businesses of which were acquired by the Partnership in 1996, as more fully described in Note 10 of the Consolidated Financial Statements contained in the Form S-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. (the "Company") should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed in the final prospectus dated June 2, 1998 which is part of the Company's Registration Statement on Form S-1 (No. 333-47881) filed with the Securities and Exchange Commission (the "SEC") on March 13, 1998, as amended with the SEC through May 29, 1998 (the "Form S-1").

OVERVIEW

         The Company designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll ("HRMS/payroll") software solutions. The Company's software solutions are marketed primarily to middle-market organizations with 300 to 15,000 employees but are scaleable to address the needs of much larger organizations.

         The Company's core product, UltiPro HRMS/Payroll (formerly known as "UltiPro for Windows"), automates an organization's HRMS/payroll function and is an enabling tool in the cost-efficient management of the employee life cycle, from inception of employment through retirement. As part of its comprehensive HRMS/payroll solution, the Company provides high quality implementation, training and ongoing support services to its customers. The Company's customers operate in a wide variety of industries, including manufacturing, food services, retail, healthcare, technology, finance, insurance, real estate, transportation, communications, services and sports. The Company reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners.

         The Company was originally organized in August 1990 as The Ultimate Software Group, Ltd., a Florida limited partnership (the "Partnership"). The Company was incorporated in April 1996, at the direction of the Partnership, for the purpose of acquiring and operating the existing business of the Partnership. The Company began as a reseller of private label PC-based payroll software products targeted to organizations with under 200 employees. In early 1992, the Company began to develop a new product that would offer greater flexibility, more features, more applications and the ability to handle the needs of larger organizations.

         In July 1993, the Company launched its first proprietary product, ULTIPRO for LAN, a DOS-based HRMS/payroll software solution for local area network personal computers. In 1996, in anticipation of the general market shift to Windows and client/server applications, the Company began developing a client/server HRMS/payroll solution for middle-market organizations. In June 1997, the Company launched UltiPro HRMS/Payroll, its 32-bit, object-oriented HRMS/payroll solution for middle-market organizations. In 1996 and 1997, significant investments were made in research and development, sales and marketing and professional services to develop, sell and support the Company's client/server solution.

         Since the release of UltiPro HRMS/Payroll, the principal source of the Company's license revenues has shifted from its DOS-based product to its client/server product. UltiPro HRMS/Payroll has higher license fees, service fees and gross margins than the Company's DOS-based product. While the Company continues to support its DOS-based product, it no longer actively markets this product.

         Prior to 1995, the Company sold its products solely through a network of third-party resellers (the "Resellers"). In exchange for certain fees, the Resellers were granted exclusive rights to sell the Company's products in certain geographic areas. In mid-1995, in order to gain greater control over its distribution channels, the Company shifted its distribution strategy from its network of Resellers to a direct sales force, acquiring the businesses of three Resellers in 1995 and that of nine Resellers in April 1996. These acquisitions were accounted for under the purchase method of accounting with approximately $8.8 million of goodwill recorded as a result. In February and March 1998, the Company acquired the businesses of the remaining five third-party resellers (the "Acquired Resellers") which acquisitions were recorded under the pooling-of-interests method of accounting. During the three months ended June 30, 1997 and 1998, the Acquired Resellers accounted for $0.7 million, or 26.4% of total revenues, and $1.9 million, or 18.7% of total revenues, respectively. During the six months ended June 30, 1997 and 1998, the Acquired Resellers accounted for $1.4 million, or 23.7% of total revenues, and $3.5 million, or 19.5% of total revenues, respectively.

         Commencing on June 2, 1998 and completed on June 5, 1998, the Company sold 3,250,000 shares of the Company's common stock, par value $.01, (the "Common Stock") in an initial public offering at an offering price of $10 per share (the "IPO"). The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Company's existing line of credit. The balance of the net proceeds will be used for general corporate purposes, including working capital. The Company may also use a portion of the net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

RESULTS OF OPERATIONS

         The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                                  FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                     ENDED JUNE 30,        ENDED JUNE 30,
                                                  --------------------   -------------------
                                                     1997       1998       1997       1998
                                                    ------     ------     ------     ------
Revenues:
     License                                         29.2%      41.5%      28.0%      41.4%
     Service                                         70.8       58.5       72.0       58.6
                                                    -----      -----      -----      -----
        Total revenues                              100.0      100.0      100.0      100.0
                                                    -----      -----      -----      -----
Cost of revenues:
     License                                            -        2.2          -        2.4
     Service                                         74.8       41.7       72.7       45.0
                                                    -----      -----      -----      -----
        Total cost of revenues                       74.8       43.9       72.7       47.4
                                                    -----      -----      -----      -----
Operating expenses:
     Sales and marketing                            125.9       39.1      118.6       43.9
     Research and development                        42.5       16.0       35.4       17.2
     General and administrative                      31.6       11.0       32.7       11.4
     Amortization of acquired intangibles            16.1        1.9       12.6        2.2
                                                    -----      -----      -----      -----
        Total operating expenses                    216.1       68.0      199.3       74.7
                                                    -----      -----      -----      -----
        Operating loss                             (190.9)     (11.9)    (172.0)     (22.1)
Compensation related to modification
     of escrow agreement                                -          -          -      (23.6)
Interest expense                                     (2.4)      (1.2)      (2.1)      (0.9)
Interest and other income                             1.4        1.0        1.1        0.6
                                                    -----      -----      -----      -----
     Net loss                                      (191.9)%    (12.1)%   (173.0)%    (46.0)%
                                                    =====      =====      =====      =====

REVENUES

         The Company's revenues are derived from two principal sources: software licenses ("license revenues") and fees for maintenance, implementation, training and consulting services (collectively, "service revenues"). License revenues include revenues from noncancellable software license agreements entered into between the Company and its customers with respect to its products. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenues in the condensed consolidated balance sheets.

         Service revenues are recognized as services are performed and delivered. Included in service revenues are maintenance fees for maintaining, supporting and providing periodic updates, which are recognized ratably over the service period, generally one year. Upon delivery of the software, amounts included in the contract relating to unperformed service revenues are recorded as deferred revenue. All of the Company's customers that purchased software during 1997 and 1998 also purchased maintenance and support contracts. During the fiscal year ended December 31, 1997 and the six months ended June 30, 1998, average annual renewal rates for existing maintenance and support customers exceeded 95%. Maintenance and support contracts are generally priced as a percentage of the initial license fee for the underlying products.

         Total revenues, consisting of license and service revenues, increased 274.0% from $2.7 million for the three months ended June 30, 1997 to $10.1 million for the three months ended June 30, 1998. Total revenues increased 208.5% from $5.7 million for the six months ended June 30, 1997 to $17.7 million for the six months ended June 30, 1998.

         License revenues increased 430.7% from $0.8 million for the three months ended June 30, 1997 to $4.2 million for the three months ended June 30, 1998. License revenues increased 355.0% from $1.6 million for the six months ended June 30, 1997 to $7.3 million for the six months ended June 30, 1997. The increase in license revenues was primarily attributable to the introduction and sale of UltiPro HRMS/Payroll which has significantly higher license fees than ULTIPRO for LAN. UltiPro HRMS/Payroll accounted for 98.8% and 96.2% of license revenues for the three months and six months ended June 30, 1998, respectively.

         Service revenues increased 209.3% from $1.9 million for the three months ended June 30, 1997 to $5.9 million for the three months ended June 30, 1998. Service revenues increased 151.4% from $4.1 million for the six months ended June 30, 1997 to $10.4 million for the six months ended June 30, 1998. The increase in service revenues was primarily attributable to an increase in services related to the implementation of UltiPro HRMS/Payroll. UltiPro HRMS/Payroll has significantly higher service revenue per implementation than ULTIPRO for LAN. In addition, support revenues increased as a result of an increase in the installed base of UltiPro HRMS/Payroll and, to a lesser extent, ULTIPRO for LAN customers.

COST OF REVENUES

         Cost of revenues consists principally of the cost of license and service revenues. Cost of license revenues consists of fees payable to a third party for software products distributed by the Company. Cost of service revenues primarily consists of costs to provide consulting, implementation, maintenance, technical support and training to the Company's customers and the cost of periodic updates.

         Cost of license revenues increased from zero for the three months and six months ended June 30, 1997 to $0.2 million and $0.4 million for the three months and six months ended June 30, 1998, respectively. These increases were primarily attributable to fees payable to a third party for products distributed by the Company, which commenced with the launch of UltiPro HRMS/Payroll. Cost of license revenues, as a percentage of total revenues, increased from 0.0% for the three months and six months ended June 30, 1997 to 2.2% and 2.4% for the three months and six months ended June 30, 1998, respectively.

         Cost of service revenues increased by 108.2% from $2.0 million for the three months ended June 30, 1997 to $4.2 million for the three months ended June 30, 1998. Cost of service revenues increased by 90.9% from $4.2 million for the six months ended June 30, 1997 to $8.0 million for the six months ended June 30, 1998. These increases were primarily attributable to the hiring of additional implementation services personnel, as well as costs associated with the utilization of third-party implementation partners, and, to a lesser degree, the cost of additional maintenance personnel in support of UltiPro HRMS/Payroll. Cost of service revenues, as a percentage of total revenues, decreased from 74.8% to 41.7% for the three months ended June 30, 1997 and 1998, respectively, and from 72.7% to 45.0% for the six months ended June 30, 1997 and 1998, respectively. The decrease in cost of service revenues, as a percentage of total revenues, was primarily due to the absorption of the costs in an increased revenue base.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased by 16.3% from $3.4 million for the three months ended June 30, 1997 to $4.0 million for the three months ended June 30, 1998. Sales and marketing expenses increased by 14.3% from $6.8 million for the six months ended June 30, 1997 to $7.8 million for the six months ended June 30, 1998. The increase in sales and marketing expenses was primarily attributable to an increase in sales and marketing personnel and an increase in marketing activities principally relating to the introduction of UltiPro HRMS/Payroll. Sales and marketing expenses, as a percentage of total revenues, decreased from 125.9% to 39.1% for the three months ended June 30, 1997 and 1998, respectively, and from 118.6% to 43.9% for the six months ended June 30, 1997 and 1998, respectively. The decrease in sales and marketing expenses, as a percentage of total revenues, was primarily due to the absorption of the expenses in an increased revenue base. The Company anticipates future increases in sales and marketing expenses, in absolute dollars, concurrent with continued revenue growth but does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues during the remainder of the year ending December 31, 1998.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased by 41.1% from $1.2 million for the three months ended June 30, 1997 to $1.6 million for the three months ended June 30, 1998. Research and development expenses increased by 49.6% from $2.0 million for the six months ended June 30, 1997 to $3.0 million for the six months ended June 30, 1998. The increase in research and development expenses was primarily attributable to an increase in compensation relative to hiring additional programmers and engineers for the development and enhancement of UltiPro HRMS/Payroll and for the development of new HRMS/payroll-related modules. Research and development expenses, as a percentage of total revenues, decreased from 42.5% to 16.0% for the three months ended June 30, 1997 and 1998, respectively, and from 35.4% to 17.2% for the six months ended June 30, 1997 and 1998, respectively. The decrease in research and development expenses, as a percentage of total revenues, was primarily due to the absorption of the expenses in an increased revenue base. The Company anticipates future increases in research and development expenses, in absolute dollars, concurrent with the development of additional HRMS modules and the further enhancement of existing modules, but does not anticipate significant changes in research and development expenses as a percentage of total revenues during the remainder of the year ending December 31, 1998.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts and outside professional fees. General and administrative expenses increased by 29.5% from $0.9 million for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998. General and administrative expenses increased by 7.9% from $1.9 million for the six months ended June 30, 1997 to $2.0 million for the six months ended June 30, 1998. The increase in general and administrative expenses, principally in the second quarter, was primarily due to an increase in the provision for doubtful accounts resulting from increased total revenues. General and administrative expenses, as a percentage of total revenues, decreased from 31.6% to 11.0% for the three months ended June 30, 1997 and 1998, respectively, and from 32.7% to 11.4% for the six months ended June 30, 1997 and 1998, respectively. The decrease in general and administrative expenses, as a percentage of total revenues, was due to the absorption of the expenses in an increased revenue base. The Company anticipates future increases in general and administrative expenses, in absolute dollars, to support the expansion of its operations and as a result of anticipated expenses associated with being a publicly-held company, but does not anticipate significant changes in general and administrative expenses as a percentage of total revenues during the remainder of the year ending December 31, 1998.

AMORTIZATION OF ACQUIRED INTANGIBLES

         Amortization of acquired intangibles consists of goodwill amortization associated with the acquisition of nine Resellers in April 1996. Goodwill amortization decreased by 56.3% from $0.4 million for the three months ended June 30, 1997 to $0.2 million for the three months ended June 30, 1998. Goodwill amortization decreased by 47.0% from $0.7 million for the six months ended June 30, 1997 to $0.4 million for the six months ended June 30, 1998.

COMPENSATION RELATED TO MODIFICATION OF ESCROW AGREEMENT

         Compensation expense is related to the modification of an escrow agreement, pursuant to which certain shares of the Company's Class B common stock (the "Class B Common Stock") were placed in escrow (the "Class B Escrow Agreement"). In March 1998, the Class B Escrow Agreement was modified to provide for the release of all of the shares of Class B Common Stock held in escrow upon the execution of a firm underwriting agreement for the Company's capital stock on or before July 1, 1998. Accordingly, a non-recurring, non-cash charge of $4.2 million for compensation expense was recorded during March 1998, representing the number of shares of stock released to directors, officers and employees of the Company multiplied by the difference between the fair market value of the Class B Common Stock on the date of modification and the price paid by the holders of the shares.

LIQUIDITY AND CAPITAL EXPENDITURES

         The Company has historically funded operations primarily through the sale of private equity securities and, to a lesser extent, equipment financing and borrowing arrangements. In June 1998, the Company completed an initial public offering of its Common Stock which resulted in net proceeds to the Company totaling approximately $28.4 million.

         As of June 30, 1998, the Company had $21.6 million in cash and cash equivalents, reflecting a net increase of $18.3 million since December 31, 1997. Working capital as of June 30, 1998 was $18.5 million as compared to the working capital deficit of $6.2 million as of December 31, 1997. Excluding the effect of deferred revenue, working capital as of June 30, 1998 was $26.7 million as compared to $3.5 million as of December 31, 1997. The improvement in working capital since December 31, 1997 was primarily due to net proceeds from the IPO and increased accounts receivable principally resulting from the significant increase in revenues.

         Net cash used in operating activities was $9.4 million for the six months ended June 30, 1998 as compared to $6.6 million for the six months ended June 30, 1997. The increase in cash used in operating activities was primarily attributable to research and development and sales and marketing of UltiPro HRMS/Payroll.

         Net cash used in investing activities was $0.3 million for the six months ended June 30, 1998 as compared to $0.6 million for the six months ended June 30, 1997. The decrease in net cash used in investing activities was primarily attributable to the utilization of equipment financing for equipment purchases in the six months ended June 30, 1998.

         Net cash provided by financing activities was $28.0 million for the six months ended June 30, 1998 as compared to $12.5 million for the six months ended June 30, 1997. The increase in net cash provided by financing activities was primarily attributable to the incremental increase of the net proceeds from the IPO in the six months ended June 30, 1998 as compared to the net proceeds from a private placement of convertible preferred stock in the six months ended June 30, 1997 and, to a lesser degree, reduced payments under line of credit agreements.

         The Company has a working capital revolving line of credit (the "Credit Facility) with a bank, which is secured by the Company's accounts receivable and bears interest at a rate equal to LIBOR plus 4.875% per annum. The amount available under the Credit Facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $6.0 million for the period beginning April 23, 1998 and ending September 30, 1998. The Credit Facility will expire on October 30, 1998. The Company is in the process of negotiating for a renewal of the Credit Facility. At June 30, 1998, there was no amount outstanding under the Credit Facility.

         The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Credit Facility. The balance of the Credit Facility was paid with cash generated from operations in June 1998. The balance of the net proceeds from the IPO is available for future working capital and other general corporate purposes. The Company may also use a portion of the net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

         The Company believes that cash and cash equivalents, remaining net proceeds from the IPO, cash generated from operations, and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months.

         ULTIPRO IS A REGISTERED TRADEMARK OF THE ULTIMATE SOFTWARE GROUP, INC. WINDOWS IS A REGISTERED TRADEMARK OF MICROSOFT CORPORATION. ALL OTHER TRADEMARKS REFERENCED ARE THE PROPERTY OF THEIR RESPECTIVE OWNERS.

SEASONALITY

         The Company has experienced, and may experience in the future, significant seasonality in its business. The Company's business, operating results and financial condition may be affected by such trends in the future. Revenues have historically increased at higher rates in the fourth quarter of the year and at lower rates in the next succeeding quarter. The Company believes such seasonality is due to a number of factors, including the Company's quota-based compensation arrangements, typical of those used in the software companies, and year-end budgetary pressures on the Company's customers. The Company believes that this seasonal trend may continue for the foreseeable future.

QUARTERLY FLUCTUATIONS

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses, timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for the Company's products could significantly affect both revenues and profits in any quarter. As a result of these factors, there can be no assurance that the Company will be able to establish or, if established, maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

THE YEAR 2000 ISSUE

         The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact of a major vendor's information system would not have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed in the Company's Form S-1.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has determined that the adoption of recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities," will not have a material impact on the Company's financial condition or results of operations.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this filing, the Company is not a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 2, 1998, the SEC declared effective the Company's Registration Statement (No. 333-47881) on Form S-1, as then amended, relating to the Company's IPO. The managing underwriters for the offering were Donaldson, Lufkin & Jenrette Securities Corporation and Volpe Brown Whelan & Company, LLC (the "Underwriters"). In connection with the IPO, the Company registered the Common Stock under the Securities Exchange Act of 1934, as amended. The public offering commenced on June 2, 1998 and terminated upon the sale of all the 3,250,000 shares of Common Stock which were registered for sale. The aggregate offering price of the securities sold was $32,500,000. All 3,250,000 shares of Common Stock were sold for the account of the Company. From the effective date of the Registration Statement through June 30, 1998, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock registered (in thousands):

Underwriting discounts and commissions                             $2,275
Other expenses (legal and accounting fees,
      printing and engraving expenses, filing
      and listing fees, transfer agent and
      registrar fees and miscellaneous)                             1,790
                                                                   -------
           Total                                                   $4,065
                                                                   =======

         The net offering proceeds from the IPO to the Company, after deducting the foregoing expenses, were $28.4 million. In connection with the offering and sale of the Common Stock registered, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company. From June 5, 1998 until June 30, 1998, except as otherwise noted, the net offering proceeds were used as follows (in thousands):

Invested in money market and other short-term
      marketable securities at June 30, 1998                      $21,346
Repayment of certain indebtedness                                   3,600
Accrued bonuses to officers who are not
      executive officers                                              436
Other working capital needs                                         3,053
                                                                  --------
           Total                                                  $28,435
                                                                  ========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on April 15, 1998. The following is a summary of the matters voted on at the meeting.

(a) The amendment and restatement of the Company's Certificate of Incorporation was approved by the following shareholder vote:

         For:              1,170,315
         Against:              -
         Abstain:              -

(b) The seven management nominees for Director were elected to serve terms ending in the years indicated below, as follows:

                     NOMINEE                       FOR            WITHHELD VOTE
                     -------                       ---            -------------
         Term Expires in 1999:
             Robert A. Yanover                 1,170,315                -
             Le Roy A. Vander Putten           1,170,315                -

         Term Expires in 2000:
             Marc D. Scherr                    1,170,315                -
             Rick Wilber                       1,170,315                -

         Term Expires in 2001:
             Scott Scherr                      1,170,315                -
             Alan Goldstein, M.D.              1,170,315                -
             Ofer Nemirovsky                   1,170,315                -

(c) The Company's Nonqualified Stock Option Plan was ratified by the following shareholder vote::

         For:             1,170,315
         Against:              -
         Abstain:              -

         Prior to the IPO, in a written consent of holders of common stock in lieu of a special meeting, holders of 257,119 shares of the outstanding Common Stock approved the amendment and restatement of the Company's Certificate of Incorporation. In a written consent of the holders of the preferred stock of the Company, holders of 146,079 shares of Series A Convertible Preferred Stock and 264,221 shares of Series B Convertible Preferred Stock approved (i) the conversion of shares of Preferred Stock into shares of Common Stock, (ii) the amendment and restatement of the Company's Certificate of Incorporation and
(iii) the commencement of the IPO.

ITEM 5.  OTHER INFORMATION

         The SEC recently amended Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. For purposes of the Company's 1999 Annual Meeting of Shareholders, this deadline is February 17, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits

                   27.1    Financial Data Schedule

         (b)       Reports on Form 8-K

                           No report on Form 8-K was filed during the quarter
                   ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE ULTIMATE SOFTWARE GROUP, INC.

Date:  August 14, 1998                By: /s/ Mitchell K. Dauerman
                                          ------------------------
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer
                                          (Authorized Signatory and Principal
                                          Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------
 27.1           Financial Data Schedule