Form 10-Q
period 1998-09-30
ULTIMATE SOFTWARE GROUP INC
filed 1998-11-12
CIK 1016125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-24347

                        THE ULTIMATE SOFTWARE GROUP, INC.
                        ---------------------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of November 4, 1998, there were 15,879,015 shares of the Registrant's common stock, par value $.01, outstanding.

                        THE ULTIMATE SOFTWARE GROUP, INC.

                                TABLE OF CONTENTS

                                                                         PAGE(S)

PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements (unaudited)
       Condensed Consolidated Balance Sheets as of December 31, 1997
              and September 30, 1998                                       3-4
       Condensed Consolidated Statements of Operations for the Three
              Months and Nine Months Ended September 30, 1997 and 1998      5
       Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 1997 and 1998                      6
       Notes to Condensed Consolidated Financial Statements                7-9

Item 2--Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10-19

PART II--OTHER INFORMATION:

Item 1--Legal Proceedings                                                   20
Item 2--Changes in Securities and Use of Proceeds                           20
Item 3--Defaults upon Senior Securities                                     20
Item 4--Submission of Matters to a Vote of Security Holders                 21
Item 5--Other Information                                                   21
Item 6--Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                  22

                       PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                          AS OF             AS OF
                                                       DECEMBER 31,     SEPTEMBER 30,
                                                          1997              1998
                                                       ------------     -------------
                       ASSETS                                            (Unaudited)
Current assets:
     Cash and cash equivalents                          $  3,270          $ 17,596
     Accounts receivable, net                              5,927            13,247
     Other prepaid expenses                                  654               769
                                                        --------          --------
         Total current assets                              9,851            31,612

Property and equipment, net                                1,703             2,326
Acquired intangibles, net of accumulated
     amortization of $8,414 and $8,987, respectively         638                65
Other assets                                                 247               209
                                                        --------          --------
         Total assets                                   $ 12,439          $ 34,212
                                                        ========          ========
                   LIABILITIES AND
           STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                   $  1,712          $  1,754
     Accrued expenses                                      4,224             3,474
     Deferred revenue                                      9,764             8,186
     Borrowings under line of credit agreement               209                 -
     Current portion of capital lease obligations            162               632
                                                        --------          --------
         Total current liabilities                        16,071            14,046

Capital lease obligations, net of current portion             54               903
Deferred revenue                                           1,717             1,500
Other liabilities                                            105               109
                                                        --------          --------
         Total liabilities                                17,947            16,558
                                                        --------          --------
Commitments and contingencies                                  -                 -

                                  (continued)

                                   THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands, except share data)

                                                                                          AS OF              AS OF
                                                                                       DECEMBER 31,      SEPTEMBER 30,
                                                                                           1997               1998
                                                                                       ------------      -------------
                LIABILITIES AND                                                                           (Unaudited)
   STOCKHOLDERS' EQUITY (DEFICIT)--(continued)
Stockholders' equity (deficit):
     Preferred Stock, $.01 par value, 501,914 and 2,500,000
         shares authorized in 1997 and 1998, respectively;
         no shares issued or outstanding                                                        -                  -
     Series A Convertible Preferred Stock, $.01 par value,
         191,573 shares authorized, issued and outstanding
         in 1997; converted into 1,938,527 shares of
         Common Stock in 1998                                                                   2                  -
     Series B Convertible Preferred Stock, $.01 par value,
         306,513 shares authorized in 1997; 295,672 shares
         issued and outstanding in 1997; converted into 2,991,905
         shares of Common Stock in 1998                                                         3                  -
     Common Stock, $.01 par value, 50,000,000 shares
         authorized, no shares issued or outstanding in 1997;
         15,878,015 shares issued and outstanding in 1998                                       -                159
     Class A Common Stock, $.01 par value, 236,300 shares
         authorized in 1997, 236,300 shares issued and outstanding
         in 1997, converted into 1,030,398 shares of Common
         Stock in 1998                                                                          2                  -
     Class B Common Stock, $.01 par value, 1,600,000 shares
         authorized in 1997, 658,125 shares issued and outstanding
         in 1997, converted into 6,659,567 shares of Common
         Stock in 1998                                                                          7                  -
     Class C Common Stock, $.01 par value, 200,000 shares
         authorized in 1997, 50 shares issued and outstanding
         in 1997, converted into 409 shares of Common Stock
         in 1998                                                                                -                  -
     Additional paid-in capital                                                            31,572             64,033
     Accumulated deficit                                                                  (37,094)           (46,538)
                                                                                         --------           --------
         Total stockholders' equity (deficit)                                              (5,508)            17,654
                                                                                         --------           --------
         Total liabilities and stockholders' equity (deficit)                            $ 12,439           $ 34,212
                                                                                         ========           ========

  The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                       THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share amounts)

                                             FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                             --------------------     -----------------------
                                               1997        1998          1997          1998
                                             --------    --------     ---------      --------
Revenues:
     License                                 $    709    $  4,753     $   2,319      $ 12,079
     Service                                    2,190       6,436         6,321        16,821
                                             --------    --------     ---------      --------
         Total revenues                         2,899      11,189         8,640        28,900
                                             --------    --------     ---------      --------
Cost of revenues:
     License                                        -         179             -           609
     Service                                    2,313       4,581         6,487        12,549
                                             --------    --------     ---------      --------
         Total cost of revenues                 2,313       4,760         6,487        13,158
                                             --------    --------     ---------      --------
Operating expenses:
     Sales and marketing                        3,345       4,213        10,153        11,996
     Research and development                   1,342       1,847         3,377         4,892
     General and administrative                   818       1,283         2,697         3,310
     Amortization of acquired intangibles         437         191         1,158           573
                                             --------    --------     ---------      --------
         Total operating expenses               5,942       7,534        17,385        20,771
                                             --------    --------     ---------      --------
         Operating loss                        (5,356)     (1,105)      (15,232)       (5,029)
Compensation related to
     modification of escrow
     agreement                                      -           -             -        (4,183)
Interest expense                                  (50)        (23)         (172)         (178)
Interest and other income                          86         270           150           380
                                             --------    --------     ---------      --------
     Net loss                                $ (5,320)   $   (858)    $ (15,254)     $ (9,010)
                                             ========    ========     =========      ========
Net loss per share -- basic and diluted      $  (0.42)   $  (0.05)    $   (1.34)     $  (0.64)
                                             ========    ========     =========      ========
Weighted average shares
     outstanding -- basic and diluted          12,599      15,877        11,403        14,028
                                             ========    ========     =========      ========

  The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                          1997         1998
                                                                                       ---------    ---------
Cash flow from operating activities:
    Net loss                                                                           $ (15,254)   $  (9,010)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        1,594        1,490
      Provision for doubtful accounts                                                       (174)         894
      Non-cash equity transactions of 1998 poolings                                           21            -
      Compensation related to modification of escrow agreement                                 -        4,183
      Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                               (1,754)      (8,214)
        Other prepaid expenses                                                              (462)         185
        Other assets                                                                         (10)         (21)
        Accounts payable                                                                     324           42
        Accrued expenses                                                                     992         (750)
        Deferred revenue                                                                   7,166       (1,795)
        Other liabilities                                                                     58            4
                                                                                       ---------    ---------
           Net cash used in operating activities                                          (7,499)     (12,992)
                                                                                       ---------    ---------
Cash flows from investing activities:
    Purchases of property and equipment                                                     (912)        (236)
    Net proceeds from (issuance of) notes receivable                                          93         (237)
                                                                                       ---------    ---------
           Net cash used in investing activities                                            (819)        (473)
                                                                                       ---------    ---------
Cash flows from financing activities:
    Net payments under line of credit agreements                                          (1,509)        (209)
    Principal payment of notes payable                                                      (273)           -
    Net proceeds from capital lease obligations                                                -          381
    Principal payments on capital lease obligations                                         (163)        (371)
    Net proceeds from issuances of Convertible Preferred Stock                            13,066            -
    Equity transactions of 1998 poolings                                                    (284)        (434)
    Net proceeds from issuance of Common Stock                                                 -       28,424
                                                                                       ---------    ---------
           Net cash provided by financing activities                                      10,837       27,791
                                                                                       ---------    ---------
Net increase in cash and cash equivalents                                                  2,519       14,326
Cash and cash equivalents, beginning of period                                             1,420        3,270
                                                                                       ---------    ---------
Cash and cash equivalents, end of period                                               $   3,939    $  17,596
                                                                                       =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                             $     149    $     169
                                                                                       =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

The Company entered into capital lease obligations to acquire new equipment totaling $0 and $1,308 for the nine months ended September 30, 1997 and 1998, respectively.

In 1998, the Company acquired five third-party resellers in transactions accounted under the pooling-of-interests accounting method (see Note 15 of the Form S-1).

Prior to the initial public offering of the Company's Common Stock effective June 2, 1998 (the actual closing date was June 5, 1998), shares of Common Stock were issued upon the conversion of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock (see Note 2).

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

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

2.       INITIAL PUBLIC OFFERING

         Commencing on June 2, 1998 and completed on June 5, 1998, the Company sold 3,250,000 shares of the Company's common stock, par value $.01 (the "Common Stock"), in an initial public offering at an offering price of $10 per share (the "IPO"). Prior to the IPO, the Company's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock were converted into Common Stock (see Note
7). In connection with the IPO, the Company effected a 10.119-for-1 stock split of the issued and outstanding shares of the Common Stock. All references to Common Stock amounts, shares and per share data have been adjusted to give retroactive effect to the stock split.

3.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 became effective for financial statements issued for periods ending after December 31, 1997 and requires restatement of all prior periods presented. Basic EPS is calculated by dividing income available to common stockholders by the weighted

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3.       EARNINGS PER SHARE (CONTINUED):

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

4.       COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements since comprehensive income, as defined in SFAS 130, was equivalent to the Company's net loss for all periods presented.

5.       ACQUISITION OF RESELLERS

         In February and March 1998, the Company acquired the businesses of five third-party resellers of the Company's products (the "Acquired Resellers") in exchange for an aggregate of 121,856 shares of the Company's Class B Common Stock (converted into 1,233,056 shares of Common Stock). Prior to this acquisition, the Company and its stockholders had no ownership interest in the five Acquired Resellers and the financial and operating policies of the Acquired Resellers were not controlled by the Company. The acquisition of such Acquired Resellers was accounted for under the pooling-of-interests method of accounting. Accordingly, all periods presented have been restated to include the operations of the Acquired Resellers.

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

OVERVIEW

         The Company designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll ("HRMS/payroll") software solutions. The Company's software solutions are marketed primarily to middle-market organizations with 500 to 15,000 employees but are scaleable to address the needs of much larger organizations.

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

         Prior to 1995, the Company sold its products solely through a network of third-party resellers (the "Resellers"). In exchange for certain fees, the Resellers were granted exclusive rights to sell the Company's products in certain geographic areas. In mid-1995, in order to gain greater control over its distribution channels, the Company shifted its distribution strategy from its network of Resellers to a direct sales force, acquiring the businesses of three Resellers in 1995 and that of nine Resellers in April 1996. These acquisitions were accounted for under the purchase method of accounting with approximately $8.8 million of goodwill recorded as a result. In February and March 1998, the Company acquired the businesses of the remaining five third-party resellers (the "Acquired Resellers") which acquisitions were recorded under the pooling-of-interests method of accounting. During the three months ended September 30, 1997 and 1998, the Acquired Resellers accounted for $0.9 million, or 29.3% of total revenues, and $2.1 million, or 24.9% of total revenues, respectively. During the nine months ended September 30, 1997 and 1998, the Acquired Resellers accounted for $2.2 million, or 25.6% of total revenues, and $5.6 million, or 19.4% of total revenues, respectively.

         Commencing on June 2, 1998 and completed on June 5, 1998, the Company sold 3,250,000 shares of the Company's common stock, par value $.01 (the "Common Stock"), in an initial public offering at an offering price of $10 per share (the "IPO"). The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Company's existing line of credit. The balance of the remaining net proceeds from the IPO will be used for general corporate purposes, including working capital (see "Liquidity and Capital Resources"). The Company may also use a portion of the net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

RESULTS OF OPERATIONS

         The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                                For the Three Months         For the Nine Months
                                                Ended September 30,          Ended September 30,
                                              -----------------------      -----------------------
                                                1997          1998           1997           1998
                                              --------      ---------      --------       --------
Revenues:
      License                                   24.5 %        42.5 %         26.8 %         41.8 %
      Service                                   75.5          57.5           73.2           58.2
                                              --------      ---------      --------       --------
         Total revenues                        100.0         100.0          100.0          100.0
                                              --------      ---------      --------       --------
Cost of revenues:
      License                                      -           1.6              -            2.1
      Service                                   79.8          40.9           75.1           43.4
                                              --------      ---------      --------       --------
         Total cost of revenues                 79.8          42.5           75.1           45.5
                                              --------      ---------      --------       --------
Operating expenses:
      Sales and marketing                      115.4          37.7          117.5           41.5
      Research and development                  46.3          16.5           39.1           16.9
      General and administrative                28.2          11.5           31.2           11.5
      Amortization of acquired intangibles      15.1           1.7           13.4            2.0
                                              --------      ---------      --------       --------
         Total operating expenses              205.0          67.4          201.2           71.9
                                              --------      ---------      --------       --------
         Operating loss                       (184.8)         (9.9)        (176.3)         (17.4)
Compensation related to modification
      of escrow agreement                          -             -              -          (14.5)
Interest expense                                (1.7)         (0.2)          (2.0)          (0.6)
Interest and other income                        3.0           2.4            1.7            1.3
                                              --------      ---------      --------       --------
      Net loss                                (183.5)%        (7.7)%       (176.6)%        (31.2)%
                                              ========      =========      ========      =========

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

         Service revenues are recognized as services are performed and delivered. Included in service revenues are maintenance fees for maintaining, supporting and providing periodic updates, which are recognized ratably over the service period, generally one year. Upon delivery of the software, amounts included in the contract relating to unperformed service revenues are recorded as deferred revenue. All of the Company's customers that purchased software during 1997 and 1998 also purchased maintenance and support contracts. During the fiscal year ended December 31, 1997 and the nine months ended September 30, 1998, average annual renewal rates for existing maintenance and support customers exceeded 95%. Maintenance and support contracts are generally priced as a percentage of the initial license fee for the underlying products.

         Total revenues, consisting of license and service revenues, increased 286.0% from $2.9 million for the three months ended September 30, 1997 to $11.2 million for the three months ended September 30, 1998. Total revenues increased 234.5% from $8.6 million for the nine months ended September 30, 1997 to $28.9 million for the nine months ended September 30, 1998.

         License revenues increased 570.4% from $0.7 million for the three months ended September 30, 1997 to $4.8 million for the three months ended September 30, 1998. License revenues increased 420.9% from $2.3 million for the nine months ended September 30, 1997 to $12.1 million for the nine months ended September 30, 1998. The increase in license revenues was primarily attributable to the introduction and sale of UltiPro HRMS/Payroll which has significantly higher license fees than ULTIPRO for LAN. UltiPro HRMS/Payroll accounted for 99.7% and 97.6% of license revenues for the three months and nine months ended September 30, 1998, respectively.

         Service revenues increased 193.9% from $2.2 million for the three months ended September 30, 1997 to $6.4 million for the three months ended September 30, 1998. Service revenues increased 166.1% from $6.3 million for the nine months ended September 30, 1997 to $16.8 million for the nine months ended September 30, 1998. The increase in service revenues was primarily attributable to an increase in services related to the implementation of UltiPro HRMS/Payroll. UltiPro HRMS/Payroll has significantly higher service revenue per implementation than ULTIPRO for LAN. In addition, support revenues increased as a result of an increase in the installed base of UltiPro HRMS/Payroll and, to a lesser extent, ULTIPRO for LAN customers.

COST OF REVENUES

         Cost of revenues consists principally of the cost of license and service revenues. Cost of license revenues consists of fees payable to a third party for software products distributed by the Company. Cost of service revenues primarily consists of costs to provide consulting, implementation, maintenance, technical support and training to the Company's customers, and the cost of periodic updates.

         Cost of license revenues increased from zero for the three months and nine months ended September 30, 1997 to $0.2 million and $0.6 million for the three months and nine months ended September 30, 1998, respectively. These increases were primarily attributable to fees payable to a third party for products distributed by the Company, which commenced with the launch of UltiPro HRMS/Payroll. Cost of license revenues, as a percentage of total revenues, increased from 0.0% for the three months and nine months ended September 30, 1997 to 1.6% and 2.1% for the three months and nine months ended September 30, 1998, respectively.

         Cost of service revenues increased by 98.1% from $2.3 million for the three months ended September 30, 1997 to $4.6 million for the three months ended September 30, 1998. Cost of service revenues increased by 93.4% from $6.5 million for the nine months ended September 30, 1997 to $12.5 million for the nine months ended September 30, 1998. These increases were primarily attributable to the hiring of additional implementation services personnel, as well as costs associated with the utilization of third-party implementation partners, and, to a lesser degree, the cost of additional maintenance personnel in support of UltiPro HRMS/Payroll. Cost of service revenues, as a percentage of total revenues, decreased from 79.8% to 40.9% for the three months ended September 30, 1997 and 1998, respectively, and from 75.1% to 43.4% for the nine months ended September 30, 1997 and 1998, respectively. The decrease in cost of service revenues, as a percentage of total revenues, was primarily due to higher gross margins associated with services provided to the Company's customers using UltiPro HRMS/Payroll as compared to ULTIPRO for LAN.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased by 25.9% from $3.3 million for the three months ended September 30, 1997 to $4.2 million for the three months ended September 30, 1998. Sales and marketing expenses increased by 18.2% from $10.2 million for the nine months ended September 30, 1997 to $12.0 million for the nine months ended September 30, 1998. The increase in sales and marketing expenses was primarily attributable to an increase in sales and marketing personnel and an increase in marketing activities principally relating to the introduction of UltiPro HRMS/Payroll. Sales and marketing expenses, as a percentage of total revenues, decreased from 115.4% to 37.7% for the three months ended September 30, 1997 and 1998, respectively, and from 117.5% to 41.5% for the nine months ended September 30, 1997 and 1998, respectively. The decrease in sales and marketing expenses, as a percentage of total revenues, was primarily due to the absorption of the expenses in an increased revenue base. The Company anticipates future increases in sales and marketing expenses, in absolute dollars, concurrent with continued revenue growth but does not anticipate significant changes in sales and marketing expenses as a percentage of total revenues during the remainder of the year ending December 31, 1998.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased by 37.6% from $1.3 million for the three months ended September 30, 1997 to $1.8 million for the three months ended September 30, 1998. Research and development expenses increased by 44.9% from $3.4 million for the nine months ended September 30, 1997 to $4.9 million for the nine months ended September 30, 1998. The increase in research and development expenses was primarily attributable to an increase in costs associated with hiring additional programmers and engineers for the development and enhancement of UltiPro HRMS/Payroll and for the development of new HRMS/payroll-related modules, including salaries and benefits and, to a lesser degree, training. Research and development expenses, as a percentage of total revenues, decreased from 46.3% to 16.5% for the three months ended September 30, 1997 and 1998, respectively, and from 39.1% to 16.9% for the nine months ended September 30, 1997 and 1998, respectively. The decrease in research and development expenses, as a percentage of total revenues, was primarily due to the absorption of the expenses in an increased revenue base. The Company anticipates future increases in research and development expenses, in absolute dollars, concurrent with the development of additional HRMS modules and the further enhancement of existing modules, but does not anticipate significant changes in research and development expenses as a percentage of total revenues during the remainder of the year ending December 31, 1998.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 56.8% from $0.8 million for the three months ended September 30, 1997 to $1.3 million for the three months ended September 30, 1998. General and administrative expenses increased by 22.7% from $2.7 million for the nine months ended September 30, 1997 to $3.3 million for the nine months ended September 30, 1998.

The increase in general and administrative expenses was primarily due to an increase in the percentage-based provision for doubtful accounts resulting from increased revenues, costs to support the expansion of business operations, and expenses associated with being a publicly-held company. General and administrative expenses, as a percentage of total revenues, decreased from 28.2% to 11.5% for the three months ended September 30, 1997 and 1998, respectively, and from 31.2% to 11.5% for the nine months ended September 30, 1997 and 1998, respectively. The decrease in general and administrative expenses, as a percentage of total revenues, was due to the absorption of the expenses in an increased revenue base. The Company anticipates future increases in general and administrative expenses, in absolute dollars, to support the expansion of its operations and as a result of anticipated expenses associated with being a publicly-held company, but does not anticipate significant changes in general and administrative expenses as a percentage of total revenues during the remainder of the year ending December 31, 1998.

AMORTIZATION OF ACQUIRED INTANGIBLES

         Amortization of acquired intangibles consists of goodwill amortization associated with the acquisition of three Resellers in 1995 and nine Resellers in 1996. Goodwill amortization decreased by 56.3% from $0.4 million for the three months ended September 30, 1997 to $0.2 million for the three months ended September 30, 1998. Goodwill amortization decreased by 50.5% from $1.2 million for the nine months ended September 30, 1997 to $0.6 million for the nine months ended September 30, 1998.

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

         As of September 30, 1998, the Company had $17.6 million in cash and cash equivalents, reflecting a net increase of $14.3 million since December 31, 1997. Working capital as of September 30, 1998 was $17.6 million as compared to the working capital deficit of $6.2 million as of December 31, 1997. Excluding the effect of deferred revenue, working capital as of September 30, 1998 was $25.8 million as compared to $3.5 million as of December 31, 1997. The improvement in working capital since December 31, 1997 was primarily due to net proceeds from the IPO and increased accounts receivable principally resulting from the significant increase in revenues.

         Net cash used in operating activities was $13.0 million for the nine months ended September 30, 1998 as compared to $7.5 million for the nine months ended September 30, 1997. The increase in cash used in operating activities was primarily attributable to an increase in accounts receivable principally associated with the Company's revenue growth, as well as the research and development and sales and marketing of UltiPro HRMS/Payroll.

         Net cash used in investing activities was $0.5 million for the nine months ended September 30, 1998 as compared to $0.8 million for the nine months ended September 30, 1997. The decrease in net cash used in investing activities was primarily attributable to the utilization of equipment financing for equipment purchases in the nine months ended September 30, 1998.

         Net cash provided by financing activities was $27.8 million for the nine months ended September 30, 1998 as compared to $10.8 million for the nine months ended September 30, 1997. The increase in net cash provided by financing activities was primarily attributable to the incremental increase of the net proceeds from the IPO in the nine months ended September 30, 1998 as compared to the net proceeds from a private placement of convertible preferred stock in the nine months ended September 30, 1997 and, to a lesser degree, reduced payments under line of credit agreements.

         The Company has a working capital revolving line of credit (the "Credit Facility) with a bank, which is secured by the Company's accounts receivable and bears interest at a rate equal to LIBOR plus 4.875% per annum. The amount available under the Credit Facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.0 million. The Credit Facility will expire on November 30, 1998. The Company is in the process of negotiating for a renewal of the Credit Facility. At September 30, 1998, there was no amount outstanding under the Credit Facility.

         The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Credit Facility. The balance of the Credit Facility was paid with cash generated from operations in June 1998. The balance of the remaining net proceeds from the IPO in the amount of $16.4 million as of September 30, 1998 is available for future working capital and other general corporate purposes. The Company may also use a portion of the net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

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

QUARTERLY FLUCTUATIONS

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for the Company's products could significantly affect both revenues and profits in any quarter. As a result of these factors, there can be no assurance that the Company will be able to establish or, if established, maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

THE YEAR 2000 ISSUE

Overview

         Like other businesses dependent upon computerized information processing, the Company must deal with the "Year 2000" issues, which stem from using two digits to reflect the year in many computer programs and data. Because certain computers and computer applications define dates by the last two digits of the year, "00" or other two-digit dates after the year 2000 may not be properly identified as the year 2000 or the appropriate later year, but rather the year 1900 or a year between 1901 and 1999 (as the case may be). This error could result in the inaccurate processing of certain date-based information, which could cause a variety of operational problems for businesses.

State of Readiness

         The Company believes it has addressed the Year 2000 issues in its proprietary software products and does not anticipate any business interruptions associated with these applications. Existing third-party software embedded in the Company's proprietary software has been certified by the vendor to be Year 2000 compliant.

         The Company's internal technology systems include telecommunications (i.e., phones, voicemail and network connections), computer hardware (personal computers and network servers) and software. The Company is in the process of assessing the Year 2000 issue with respect to telecommunications and computer hardware. The Company's principal software systems include payroll, accounting, and customer support. The Company utilizes its own proprietary product, which is Year 2000 compliant, for payroll and human resource data processing. In the past several years, the Company has replaced certain of its financial and operational systems, including the accounting and customer support systems which have each been certified by the respective vendors as being Year 2000 compliant. The amount of remediation work required to address any Year 2000 problems in other systems is not expected to be extensive.

         Non-information technology systems typically include embedded technology such as security systems, elevators and other systems which contain an embedded computer or computer-like device used to control the operation of plant, machinery and equipment. The Company anticipates that its relocation to its new headquarters will occur in the spring of 1999. Since the office building for these headquarters is being newly constructed, the security system, elevator and other non-information technology systems are believed by the Company to substantially address Year 2000 issues.

         The Company is in the process of initiating formal communications with significant suppliers and major customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company will seek to obtain the appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact of a major vendor's information system would not have a material adverse effect on the Company.

Costs

         Based on its assessments to date, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. The Company is in the process of estimating the total cost and time associated with the Year 2000 issue, but it does not anticipate such costs will have a material effect on the Company's results of operations or financial condition, assuming no major disruption of service from utility companies. Historically, the Company has not separately tracked the internal costs related to Year 2000 compliance. Such costs are principally the related payroll costs for the Company's information systems employees.

Risks

         Although the Company currently offers software products that are designed and have been tested to be ready for the year 2000, there can be no assurance that the Company's software products contain all necessary date code changes. Although the Company currently does not anticipate any material adverse impact on its operations as a result of Year 2000 issues of its major suppliers or customers, no assurances can be given that the failure by one or more of its major suppliers or customers to become Year 2000 compliant will not have a material adverse impact on the Company's operations. It has been widely reported that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unique nature of such potential litigation, it is uncertain whether, or to what extent, the Company may be affected by such litigation. Significant uncertainty exists in the software industry concerning the potential effects associated with Year 2000 readiness.

Contingency Plans

         When the Company completes its assessment of the anticipated total impact of the Year 2000 issue, contingency plans will be prepared to handle the most reasonably likely worst case scenario. The Company's target date for the completion of such contingency plans is September 1999.

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

FORWARD-LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed in the Company's final prospectus dated June 2, 1998 which is part of the Form S-1.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         From the effective date of the Form S-1 through September 30, 1998, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock registered (in thousands):

Underwriting discounts and commissions                              $2,275
Other expenses (legal and accounting fees,
       printing and engraving expenses, filing
       and listing fees and miscellaneous)                           1,840
                                                                -----------
            Total                                                   $4,115
                                                                ===========

         The net offering proceeds from the IPO to the Company, after deducting the foregoing expenses, were $28.4 million. In connection with the offering and sale of the Common Stock registered, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company. From the closing of the IPO on June 5, 1998 until September 30, 1998, except as otherwise noted, the net offering proceeds were used as follows (in thousands):

Invested in money market and other short-term
       marketable securities at September 30, 1998                  $16,446
Repayment of certain indebtedness                                     3,600
Accrued bonuses to officers who are not
       executive officers                                               436
Other working capital needs                                           7,903
                                                               -------------
            Total                                                   $28,385
                                                               =============

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule
         99.1     Incentive Compensation Plan, effective October 22, 1998

(b)      Reports on Form 8-K

                  No report on Form 8-K was filed during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE ULTIMATE SOFTWARE GROUP, INC.

Date:    November 12, 1998        By:      /S/ MITCHELL K. DAUERMAN
                                           -------------------------------------
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Authorized Signatory and Principal
                                           Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
 27.1           Financial Data Schedule
 99.1           Incentive Compensation Plan, effective October 22, 1998