Form 10-K405
period 1998-12-31
ULTIMATE SOFTWARE GROUP INC
filed 1999-03-31
CIK 1016125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-24347

                        THE ULTIMATE SOFTWARE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                              65-0694077
   State or other jurisdiction of incorporation               (I.R.S. Employer Identification No.)
                  or organization

      3111 STIRLING ROAD, FORT LAUDERDALE, FL                                 33312
      (Address of principal executive offices)                              (Zip Code)

                                 (954) 266-1000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the Nasdaq National Market on February 22, 1999, was approximately $98.1 million.

         As of February 22, 1999, there were 15,880,015 shares of the Registrant's Common Stock, par value $.01, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                        THE ULTIMATE SOFTWARE GROUP, INC.

                                      INDEX
                                                                                                         PAGE(S)
                                                                                                         -------
                                     PART I

Item 1.          Business                                                                                    4
Item 2.          Properties                                                                                 19
Item 3.          Legal Proceedings                                                                          19
Item 4.          Submission of Matters to a Vote of Security Holders                                        19

                                     PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters                      19
Item 6.          Selected Financial Data                                                                    21
Item 7.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                                 22
Item 8.          Financial Statements and Supplementary Data                                                35
Item 9.          Changes in and Disagreements With Accountants on Accounting and
                      Financial Disclosure                                                                  57

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant                                         57
Item 11.         Executive Compensation                                                                     57
Item 12.         Security Ownership of Certain Beneficial Owners and Management                             57
Item 13.         Certain Relationships and Related Transactions                                             57

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           57

                 Signatures                                                                                 59

                                     PART I

         This Annual Report on Form 10-K (the "Form 10-K") of The Ultimate Software Group, Inc. ("Ultimate Software" or the "Company") may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, those discussed below and elsewhere in this Form 10-K. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. These forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         UltiPro/registered trademark/, US Group/registered trademark/, Intersourcing/registered trademark/ and their related designs are registered trademarks of Ultimate Software in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate Software.

ITEM 1.  BUSINESS

OVERVIEW

         Ultimate Software designs, markets, implements and supports Web-based and client/server cross-industry human resource management ("HRMS") and payroll software solutions. Ultimate Software's solutions are marketed primarily to middle-market organizations having 500 to 15,000 employees, but are scaleable to address the needs of much larger organizations. Ultimate Software's products automate an organization's HRMS/payroll function and are enabling tools in the cost-efficient management of the employee life cycle, from inception of employment through retirement. Ultimate Software released UltiPro Employee Self-Service, the first in a line of Web-based products in the fall of 1998 and is currently developing a strategic version of this product with more advanced features as well as Web-based manager self-service, both scheduled for delivery in 1999. Ultimate Software's core client/server product set, UltiPro HRMS/Payroll (formerly known as "UltiPro for Windows") was introduced in June 1997 and is believed by the Company to be the first 32-bit, object-oriented HRMS/payroll software solution to take advantage of Microsoft SQL Server and Microsoft NT technologies. Ultimate Software believes that UltiPro HRMS/Payroll's distributed, object-oriented architecture and integrated Web-based solutions provide significant advantages over other HRMS/payroll software products, including (i) greater scalability and transaction throughput;
(ii) reduced total cost of ownership; and (iii) ease of implementation, customization and use. UltiPro HRMS/Payroll and UltiPro Employee Self-Service (collectively "UltiPro") are designed to support new technologies as they emerge, including the Internet and corporate intranets, and to be readily integrated with other applications. As part of its comprehensive HRMS/payroll solutions, Ultimate Software provides high quality implementation and training to its customers as well as support services which are certified by the Ziff Davis Support Center Practices Certification program (the "Ziff Davis Certification").

         Ultimate Software's products have been recognized in the industry for their excellence. UltiPro HRMS/Payroll was selected as a finalist in Microsoft's 1998 Industry Solution Awards and UltiPro Employee Self-Service as a finalist in Lotus' international Beacon Awards 1998 competition. In December 1997, "Human Resource Executive," a leading human resource industry publication, selected UltiPro HRMS/Payroll as the only HRMS/payroll software product to be included as one of the Top Ten HR Products of the Year.

         Ultimate Software reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners. As of December 31, 1998, the Company had licensed its earlier DOS-based product, UltiPro for Lan, to approximately 750 organizations and its UltiPro HRMS/Payroll solution to approximately 200 organizations. Ultimate Software's customers operate in a wide variety of industries, including manufacturing, food services, retail, healthcare, technology, finance, insurance, real estate, transportation, communications, services and sports and entertainment. Ultimate Software's customers include, among others: GMAC Mortgage, Inc., United States Filter Corporation, Scottsdale Healthcare, Hatteras Yachts, Inc., JC Bradford & Co. LLC, Baptist Health Systems, The Florida Marlins Baseball Club, Rexam Industries Corp., Delta Beverage Group, The Christian Broadcasting Network, Inc., Discovery Zone, Inc., Duro Bag Manufacturing Company, First American Corporation, Ingram Entertainment, Inc., and Callaway Gardens Resorts, Inc.

         On June 5, 1998, the Company completed the sale of 3,250,000 shares of the Company's common stock, par value $.01 (the "Common Stock"), in an initial public offering at an offering price of $10 per share (the "IPO"). The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Company's existing line of credit. The balance of the remaining net proceeds from the IPO has been and will continue to be used for general corporate purposes, including working capital (see "Liquidity and Capital Resources"). The Company may also use a portion of the remaining net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

         The Company is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the "Partnership"), a limited partnership founded in 1990. Ultimate Software's headquarters are currently located at 3111 Stirling Road, Fort Lauderdale, Florida 33312 and its telephone number is (800) 432-1729. After mid-1999, the Company's headquarters will be located at Ultimate Way, P.O. Box 266350, Weston, Florida 33326-6350.

INDUSTRY OVERVIEW

         Increased competitive pressures and rapidly changing market conditions are continually challenging organizations of all sizes to enhance profitability by improving operating efficiencies and implementing better cost controls. Because human resource management and payroll processing are core functions that require a significant allocation of resources, the HRMS/payroll functions have increasingly become mission-critical within many organizations. As the work force has become more mobile and geographically dispersed, management of HRMS/payroll functions has increased in complexity and requires greater flexibility, accuracy, accountability and security controls. In addition, multiple tax jurisdictions, intricate corporate structures and the variety of benefit plans afforded to employees further compound the complexity of HRMS/payroll functions. As a result, managing administrative details such as tracking employee benefits, updating employee files and incorporating payroll taxes can become increasingly burdensome, leading to inefficiencies, inaccuracies and higher costs.

         Effective management of HRMS/payroll functions requires highly specialized expertise and the ability to remain abreast of frequently changing regulatory requirements such as federal, state and local tax withholding regulations, equal employment opportunity laws and other government regulations, including the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Occupational Safety and Health Act of 1970 ("OSHA"). More recently, organizations are actively seeking to improve employee communications, morale and retention by empowering their employees through the provision of Web-based access to human resource benefits and payroll information. Organizations are also looking for managerial Web-based tools that streamline workflow, speed communication and facilitate decision-making from remote locations.

         Traditionally, many organizations have utilized third-party outsourcing vendors in an attempt to address the increasingly high costs associated with the management of HRMS/payroll functions. A recent market study conducted by International Data Corporation, a market research company ("IDC"), indicates that expenditures with third-party service firms for payroll outsourcing services total approximately $10.0 billion annually.

         In theory, the advantage of outsourcing lies in the belief that an organization can focus on its core competencies and rely upon a third-party vendor to stay abreast of frequently changing regulatory requirements and to manage HRMS/payroll functions cost effectively. In practice, however, outsourcing can be an inflexible and expensive alternative, particularly for middle-market organizations, because the organization gives up control over critical processes, such as scheduling pay cycles and reporting, which can result in greater inefficiency and insufficient data for decision-making. Furthermore, certain features and functional requirements, such as timely printing of off-cycle checks to correct errors or meet unexpected demand, are limited due to the technological restraints and generic nature of the outsourcing process. Moreover, use of third-party outsourcing vendors for payroll processing limits an organization's ability to achieve operational efficiencies by integrating the information common to both human resources management and payroll processing. Without such integration, organizations are required to enter information twice, thereby increasing the likelihood of mistakes and the costs associated with maintaining duplicate records. For example, when changes are made to an employee's benefit plans in a human resource system, the changes are not automatically translated into corresponding adjustments in the payroll processing system.

         As an alternative to outsourcing, many organizations have historically automated their HRMS/payroll functions by developing in-house legacy systems to address their needs. However, because of the use of proprietary programming languages to write legacy applications, such in-house HRMS/payroll systems are typically cumbersome, time consuming to operate and expensive to implement, customize, update and support. Additionally, many legacy systems use proprietary operating and database management systems, thereby reducing compatibility with other information systems used within an organization. As a result, these legacy systems have certain utility constraints, particularly for middle-market organizations that usually do not have sufficient information technology resources necessary to operate, manage and enhance such systems. Moreover, the failure of many legacy systems to comply with Year 2000 requirements has further exacerbated the limitations of such systems and has caused organizations to seek alternative solutions.

         With the advent of client/server and Web-based technologies as an alternative to in-house legacy systems and the greater availability of affordable computing solutions, many middle-market organizations are increasingly seeking to automate and streamline the mission-critical processes associated with HRMS/payroll functions. According to a market study by IDC, the United States market for HRMS/payroll software licenses was estimated to be $2.3 billion in 1998 and is projected to grow at a compounded annual growth rate of approximately 21.0%. Market studies by IDC further estimate that the worldwide market for HRMS/payroll software licenses will experience the same rate of growth, moving to $4.2 billion by 2001. The Company believes that the market for HRMS/payroll-related services is of equal or greater size than the market for HRMS/payroll software licenses and has similar growth characteristics.

         First-generation client/server technologies have provided organizations with greater flexibility to address their HRMS/payroll needs by combining the ease of use and data accessibility of personal computers with the high volume processing and data storage capabilities of minicomputers and mainframe legacy systems. However, these first-generation client/server solutions lack certain critical performance criteria and sophisticated security features, are difficult to implement and have a high cost of ownership because they have less built-in functionality than mainframe systems, are typically written in proprietary programming languages and cannot be readily integrated with the Internet and other emerging technologies.

         To date, many HRMS/payroll software vendors have simply ported traditional functionality to a first-generation client/server environment by preserving their core legacy system and underlying proprietary code and adapting only what is required to allow the application to operate in a client/server environment. In addition, vendors of first-generation client/server HRMS/payroll software typically provide enterprise-wide, or Enterprise Resource Planning ("ERP"), systems which seek to address an organization's financial, supply chain management, manufacturing and HRMS needs. However, HRMS is typically an add-on module with limited functionality in ERP systems. Furthermore, ERP systems have been designed primarily to meet the requirements of very large organizations and may not be particularly suitable for middle-market organizations. As a result, these first-generation client/server and ERP systems are often plagued with many of the inconveniences of legacy systems, such as higher costs, lengthy implementation cycles and difficulties associated with customization.

         In recent years, a new generation of object-oriented, component-based client/server technologies has emerged. Object-oriented methodologies address many of the limitations of first-generation client/server systems and facilitate integration with newer technologies and the Internet. Object-oriented, component-based programming enables more rapid creation, customization and implementation because the software is built from libraries of pre-programmed, reusable components called "objects." The virtue of using a large portion of pre-tested code is that quality is improved and fewer programmers are required in the process, resulting in significant savings on development costs. Moreover, when a system update occurs, the customer does not overwrite or lose the customization that was created, resulting in a system that is much faster and easier to update. With advancements in client/server technology and new system architectures, processing can occur on two, three or more tiers. Distributing various processes to multiple servers, or tiers, enhances the system's speed, scalability, flexibility and maintainability.

         Middle-market organizations are increasingly seeking more cost-effective software solutions that (i) provide them greater control over their HRMS/payroll functions; (ii) deliver the broad functionality necessary to streamline and effectively manage the complex and administratively burdensome HRMS/payroll functions; (iii) take advantage of the latest object-oriented client/server technologies that enable organizations to better utilize the Internet and other emerging technologies; (iv) are easy to implement, customize, update and use and can scale to accommodate an organization's growth; (v) empower their general employee populations by providing them with electronic access to human resource, benefits and payroll information; and (vi) are reinforced by extensive service and support capabilities.

THE ULTIMATE SOLUTION

         Ultimate Software is focused on providing tightly integrated Web-based and client/server HRMS/payroll solutions to middle-market organizations. Ultimate Software's award-winning HRMS/payroll products provide middle-market organizations with highly functional, cost-effective software solutions that can be rapidly implemented and are designed to be easy to learn and use, leverage emerging technologies and scale to accommodate an organization's growth. Ultimate Software's core product, UltiPro HRMS/Payroll, is an enabling tool in the cost-efficient management of the employee life cycle, from inception of employment through retirement. UltiPro HRMS/Payroll is a feature-rich, completely integrated HRMS/payroll solution which includes business intelligence tools of Cognos Corporation ("Cognos") for data analysis and generation of custom reports. As part of its comprehensive HRMS/payroll solution, the Company provides high quality implementation, training and ongoing support through an extensive service and support network.

         Ultimate Software's HRMS/payroll solutions are designed to offer the following benefits to its customers:

         FEATURE-RICH, BUILT-IN FUNCTIONALITY. UltiPro HRMS/Payroll is a feature-rich, completely integrated human resources, benefits administration and payroll software solution that enables organizations to minimize the time invested in burdensome HRMS/payroll administrative activities and facilitates strategic decision-making capabilities. The UltiPro HRMS/Payroll solution is complemented by UltiPro Employee Self-Service, the first in a planned line of Web-enabled products. UltiPro HRMS/Payroll facilitates management of the total employee cycle, from inception of employment through retirement, including complex payroll processing and benefits administration, and ships with business intelligence tools from Cognos for "slice and dice" data analysis and generation of custom reports. UltiPro HRMS/Payroll's robust built-in functionality provides users with many features that would otherwise require extensive customization or changes to source code including: sophisticated security controls, federal and state human resource regulatory compliance capability, safety tracking, benefit program management, and payroll tax tables for federal, state and thousands of local jurisdictions. In addition, UltiPro HRMS/Payroll includes specific features designed to address problems faced by multiple-company organizations. Designed to integrate seamlessly with UltiPro HRMS/Payroll, UltiPro Employee Self-Service provides managers and general employee populations convenient access to human resources, benefits and payroll data through Web browsers and offers sophisticated security for protecting the privacy of that information. Web-based UltiPro Employee Self-Service provides employees with online access to employee handbooks, company news and policies, employee directories, benefit plans and pay check history and extranet connections to other relevant sites such as the site of their 401(k) administrator.

         RAPID IMPLEMENTATION AND SYSTEM UPDATE EFFICIENCY. The Company has designed UltiPro HRMS/Payroll to minimize the time and effort required for implementation, customization and updating by incorporating into its product hundreds of built-in rules, options and complex calculation methods. Ultimate Software offers three implementation methodologies, experienced implementation staff, and customer training to further facilitate rapid implementation. In addition, UltiPro HRMS/Payroll's object-oriented technology improves efficiencies by enabling faster system updates. When users load system updates, they do not overwrite their customizations because the system stores custom changes as sub-classed objects or data that reside "outside" the core program, thus avoiding the time-consuming process of rewriting custom changes.

         REDUCED TOTAL COST OF OWNERSHIP. The Company believes its software solutions provide significant cost saving opportunities for its customers. The Company believes that its feature-rich solutions are competitively priced for middle-market organizations and significantly reduce the traditionally high implementation and customization costs associated with legacy and first-generation client/server systems. By using the Company's software solutions, a customer may reduce the administrative and information technology support costs associated with an organization's HRMS/payroll functions. Since data for employee benefits and payroll calculations are maintained in a series of shared tables, UltiPro HRMS/Payroll helps to reduce administrative costs by facilitating accurate information processing and reporting and reduces discrepancies, errors and the need for time-consuming adjustments. In addition, administrative costs can be reduced by providing an organization with greater access to information and control over reporting through its Web-based solution.

         INTEGRATION AND LEVERAGING OF LEADING TECHNOLOGIES. Ultimate Software has consistently focused on identifying leading technologies and integrating them into its products. UltiPro HRMS/Payroll incorporates and leverages leading technologies, such as Microsoft SQL Server, Microsoft NT Server, Inprise's Delphi ("Delphi"), Lotus Domino, Microsoft COM/DCOM and ActiveX, to greatly enhance speed, convenience, dependability, ease of use and extensibility. For example, UltiPro HRMS/Payroll is based on Delphi's object-oriented programming which enables more rapid product development, customization and implementation. In addition, UltiPro HRMS/Payroll employs Internet and workflow technologies to facilitate employees' access to human resource, payroll and benefits information and to remotely complete and update forms and information. This functionality addresses the growing demand for employee empowerment.

         EASE OF USE AND NAVIGATION. Ultimate Software designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the HRMS/payroll area. UltiPro HRMS/Payroll is designed to enable users to find information quickly and easily. Ultimate Software has developed a user interface called the Employee Explorer that allows access to all employee information in one common area. The graphical user interface of UltiPro HRMS/Payroll is designed to allow a user to access any part of the system quickly and efficiently. The UltiPro HRMS/Payroll Wizards simplify common tasks such as "New Hire" and "Employee Transfer."

         COMPREHENSIVE PROFESSIONAL SERVICES AND INDUSTRY-SPECIFIC EXPERTISE. Ultimate Software provides high quality implementation, training and ongoing product and customer support services. Ultimate

Software employs 111 people in professional services, which includes implementation, product support, technical support and training departments. Substantially all of the Company's product support associates have been designated as Certified Payroll Professionals ("CPP") by the American Payroll Association and have received Ziff Davis Certification. Moreover, the Company's executives and managers have an average of over 10 years of experience in HRMS/payroll as well as 15 years in the software industry. This experience provides the Company with insights into trends in the HRMS/payroll area and provides the Company with the ability to better address its customers' HRMS/payroll needs. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, the Company employs a dedicated tax research team to track changes in the tax rules of more than 5,500 separate taxing jurisdictions and changes in other employee-related regulations.

         WEB-BASED EMPLOYEE SELF-SERVICE. UltiPro Employee Self-Service is a Web-based product that does not stand-alone but is fully integrated with UltiPro HRMS/Payroll. The Internet, workflow and security features enable an organization's employees to access employee human resource, payroll and benefits information and to remotely complete and update forms and certain information in the organization's UltiPro database. UltiPro Employee Self-Service, which was released in the third quarter of 1998, helps to address the growing demand for employee empowerment via the Internet by providing employees online access to employee handbooks, company news and policies, employee directories, benefit plans and pay check history and extranet connections to other relevant sites, such as the site of their 401(k) administrator.

STRATEGY

         Ultimate Software's objective is to be the leading provider of Web-based and client/server HRMS/payroll software solutions. Key components of the Company's strategy include:

         EXTEND TECHNOLOGY LEADERSHIP. Ultimate Software intends to continue to expend significant resources to further identify, utilize and take advantage of emerging technologies in order to maintain and extend its leadership position as a provider of technologically advanced HRMS/payroll solutions. Ultimate Software believes that by developing Web-based products that integrate tightly with its object-oriented products on the Microsoft SQL Server platform and incorporate workflow technologies, the Company will maintain a competitive advantage over other HRMS/payroll vendors. Ultimate Software seeks to identify and utilize new technologies to further enhance UltiPro HRMS/Payroll's functionality and performance. In addition, Ultimate Software intends to continue to support new and emerging industry standards to ensure that its products continue to readily integrate with such technologies. Ultimate Software maintains technical relationships with many leading vendors, including Microsoft, Inprise Inc., Citrix Systems, Inc., Cognos, and Lotus Development Corporation ("Lotus"). These relationships provide Ultimate Software with access to new and emerging technologies as well as products under development.

         LEVERAGE PROBUSINESS RELATIONSHIP. Ultimate Software intends to expand its distribution channels for UltiPro and to provide integration with an outsourced payroll option through its relationship with ProBusiness Services, Inc. (Nasdaq: PRBZ), a leading provider of outsourced employee administrative services to large companies. ProBusiness' direct sales force will offer Ultimate Software's UltiPro HRMS and Web-based self-service solutions with ProBusiness' outsourced payroll, tax filing and benefits administration services. Both companies are currently marketing their solution to middle-market organizations and have begun development of an integrated interface between UltiPro HRMS/Payroll and ProBusiness Payroll Service.

         EXPAND AFFILIATE CHANNEL NETWORK. Ultimate Software intends to expand its affiliate alliance program, which was rolled out in December 1998. The program gives accounting firms, consulting firms and high quality value resellers the opportunity to grow their businesses by marketing, selling and implementing UltiPro to their existing customer bases and to organizations with under 1,000 employees. To date, members of the affiliate network include Crowe, Chizek and Company, LLP, Science

Applications International Corporation ("SAIC"), Technology Management & Integration Group, The Dovetail Group, Bechamp Software Consultants, Progressive Automated Solutions, Inc. and Rockleigh Services Corporation.

         LEVERAGE STRATEGIC ALLIANCES. Ultimate Software intends to expand its existing and develop new, strategic marketing relationships with leading software vendors. Ultimate Software believes that these relationships will provide it with access to a larger potential customer base and will enable the Company to leverage their technical and marketing expertise. Ultimate Software has strategic relationships with Microsoft and Lotus that involve coordinated public relations and marketing opportunities as well as planned trade show activities specifically targeted to the HRMS/payroll industry. In addition, the Company has technical and marketing relationships with Cognos, Citrix Systems, Inc., Great Plains Software, Inc., Platinum Software Corporation, Kronos Incorporated, Simplex Time Recorder Co., National Bond & Trust Company Inc., Network Specialists, Inc., Paradigm Software Technologies, Inc., SunGard Recovery Services, Inc., FlexiInternational Software, Inc. and Systems Tax Service, Inc.

         INTEGRATE WITH OTHER LEADING SOFTWARE APPLICATIONS. Ultimate Software intends to continue to design application interfaces which integrate UltiPro HRMS/Payroll with other leading software applications. By having the ability to interface with other business software applications such as financial or accounting software solutions, UltiPro HRMS/Payroll is designed to extend an organization's technology enterprise and allow an organization to effectively address its enterprise-wide management needs. For example, the Company has built interfaces into UltiPro HRMS/Payroll for exporting payroll information to Platinum Software Corporation's Platinum SQL General Ledger, Great Plains Software, Inc.'s Dynamics C/S+ and FlexiInternational Software, Inc.'s FlexiFinancials. Ultimate Software has also built interfaces into UltiPro HRMS/Payroll for importing time and attendance information with Kronos' TimeKeeper series and Simplex Time Recorder Co.'s WinSTAR.

         EXPAND AND LEVERAGE IMPLEMENTATION PARTNERS. Ultimate Software seeks to continually expand its network of implementation partners. The Company believes that the use of implementation partners will further increase its market penetration, complement its direct distribution channel and enable more rapid implementation of its products. Ultimate Software expends significant resources on training its implementation partners. Ultimate Software has formal implementation partnership agreements with national, regional and local information technology consulting firms which specialize in human resource management, including CDG & Associates Inc., Cornerstone Solutions, Inc., Crowe, Chizek and Company, Deloitte & Touche LLP, Cotelligent Inc. (formerly HC Associates International, Inc.), Insight Technology Partners, Inc., PricewaterhouseCoopers LLP, Soft Link, Inc. and ARIS Corporation.

         EXPAND PRODUCT FUNCTIONALITY. Ultimate Software seeks to continually expand the functionality of its software. Having released the recruitment and staffing functionality in the core product during January 1999 and Web-based UltiPro Employee Self-Service in 1998, Ultimate Software is currently developing position management, training administration, compensation management, open enrollment and Web-based manager self-service that will integrate with UltiPro HRMS/Payroll. Ultimate Software also intends to develop solutions to help multinational, U.S.-based companies with employees who live abroad. In addition, Ultimate Software plans to offer a Canadian version of its product. These solutions will include features such as international dates and address fields, and support for Eurodollar and Eurodollar exchange rate conversion.

         EXTEND PRODUCT PACKAGING AND IMPLEMENTATION OPTIONS. To offer middle-market customers more flexible purchasing options and the ability to select targeted functionality to meet their specific needs, Ultimate Software is packaging its UltiPro solutions in two product sets--basic and strategic--each with core product and Web-based product choices. Likewise, with the implementation of its products, Ultimate Software is committed to providing choices to its customers. In 1998, the Company offered UltiPro IN DAYS, a fixed-cost implementation program, as an alternative to its standard open-ended implementation plan, UltiPro BY CHOICE. The Company plans to continue its efforts to design new license and implementation purchasing options to fit the unique requirements of the middle market.

         LEVERAGE EXISTING CUSTOMER BASE. Ultimate Software seeks to enhance its market position by targeting sales of UltiPro HRMS/Payroll to its existing DOS customer base. The existing DOS customer base represents a significant potential market for future sales of the Company's products as such customers migrate from DOS to Windows environments and from individual or networked personal computers to client/server environments.

TECHNOLOGY

         Ultimate Software seeks to provide its clients with optimum performance, rich functionality, scalability and easy access to information through the use of leading technologies such as Delphi and C++ Builder as the development environment and Microsoft SQL Server as the database operating on the Microsoft NT platform. Ultimate Software has developed UltiPro HRMS/Payroll and UltiPro Employee Self-Service to include the following key technological features:

         WEB-BASED TECHNOLOGIES AND INTERNET INTEGRATION. Ultimate Software supports emerging Web technologies and Internet/extranet connectivity to increase access to and usability of its applications. Ultimate Software's Web-based solutions, UltiPro Employee Self-Service and UltiPro Manager Self-Service, the latter of which is currently under development, are integrated with UltiPro HRMS/Payroll's database and use Lotus Domino Server, Microsoft IIS Web Server, Java script, HTML and COM/ActiveX.

         OBJECT-ORIENTED PROGRAMMING. Delphi is an object-oriented, visual, integrated database application development environment for Windows 95 and Windows NT. Delphi delivers a combination of an optimizing native code compiler, a visual component library with source code and database connectivity. Object-oriented programming features code reusability and visual form/object inheritance, which decrease the time and cost of developing and fully implementing a new system. With object-oriented programming, system updates do not overwrite prior customizations to the system because custom changes are sub-classed objects that reside "outside" the core program.

         32-BIT COMPILED CODE AND DISTRIBUTED ARCHITECTURE. Delphi is a 32-bit code compiler, which results in more stable applications that are significantly faster than interpreted applications and provides greater memory access than compilers built on a 16-bit compiler. Ultimate Software has designed certain aspects of its system using a multi-tiered client/server architecture in order to enhance the system's speed, flexibility, scalability and maintainability. When an application's logic resides only on a client, a user's ability to process high volume data transactions is limited. When the logic resides only on a server, the user's interactive capabilities are reduced. Ultimate Software's use of distributed architecture is intended to overcome such limitations.

         APPLICATION FRAMEWORK. Ultimate Software has developed a proprietary data-driven, object-oriented application framework that enhances the development, usability, maintainability and extensibility of its applications. The major areas of the system such as company setup, code setup, employee setup, pay data entry and reporting have been developed using the Company's application framework to enhance usability. The extension of the system's functionality is enhanced due to the use of the framework with its driver tables and object-class library.

         BUSINESS INTELLIGENCE TOOLS. In addition to an extensive library of standard reports that offer flexibility and ease of use, the Company extends what users can do with employee data by embedding leading business intelligence tools from Cognos in UltiPro HRMS/Payroll. In addition to offering sophisticated data query and report authoring, these tools enable users to apply online analytical processing ("OLAP") to multidimensional data cubes, allowing users to explore data on employees graphically and statistically from diverse angles. Ultimate Software maintains a link between Cognos' report catalog and UltiPro HRMS/Payroll's data dictionary, eliminating the necessity for users to create and maintain ad hoc reporting catalogs.

ULTIMATE SOFTWARE PRODUCTS

         Ultimate Software's software products include UltiPro HRMS/Payroll, a client/server software product, UltiPro Employee Self-Service, a Web-based product, and UltiPro for Lan, a DOS-based product, all of which automate and manage HRMS/payroll functions.

ULTIPRO HRMS/PAYROLL

         UltiPro HRMS/Payroll, released in June 1997, is a fully integrated, technologically advanced HRMS/payroll software product that offers comprehensive functionality to middle-market organizations. In December 1997,"Human Resource Executive," a leading human resource industry publication, selected UltiPro HRMS/Payroll as the only HRMS/payroll software product to be included as one of its Top Ten HR Products of the Year. UltiPro HRMS/Payroll includes the following modules:

         HUMAN RESOURCES. UltiPro HRMS/Payroll is designed to streamline and manage the human resource function within an organization. In addition to enabling organizations to comply with regulatory requirements, UltiPro HRMS/Payroll generates, manages and stores information that satisfies a broad range of internal and external reporting requirements. Examples of information and processes handled by the system are employee performance, job and salary history; COBRA and HIPAA administration; OSHA incident and safety; career development; wellness programs; company-issued property; dependent, beneficiary and emergency contact details; and history of previous employment. The system uses help features, or "wizards", to guide human resource administrators through multi-step processes such as recording new hire information, employee job changes and employee terminations. Wizards provide "To Do" lists, sequentially presented data-entry windows, validation of data and summaries of changed information. The system also includes effective dated record handling and detailed audit trails.

         BENEFITS ADMINISTRATION. UltiPro HRMS/Payroll provides a comprehensive, automated means of administering all types of health and welfare plans, employee loans, qualified and non-qualified deferred compensation, and fund allocations. Ultimate Software has developed a one-table design that maintains deductions and benefit plans in one common set of tables. One table stores together rules for coverage; premium and employer match computations; eligibility and participation determination; and taxation, wage accumulation and withholding requirements for payroll. UltiPro HRMS/Payroll also delivers rules-based benefits administration functionality, combining the benefit and payroll deduction tables, to help improve accuracy and scheduling convenience. Tracking of dependent and beneficiary information is comprehensive and can be associated with benefit plans as necessary. In addition, complete historical information is available in summary and detail views for a quick response to benefit inquiries and ease in benefit plan research.

         PAYROLL. UltiPro HRMS/Payroll incorporates a comprehensive tax management system to handle federal, state and local tax computations, including multi-state taxing rules and reciprocity. In addition, the system is delivered with complex wage calculations such as shift premiums, piecework and make-up pay, average pay rates for overtime calculations and garnishments/disposable pay. It also includes convenience features enabling users to generate off-cycle checks, create direct deposit files, perform automatic check reconciliation, and track the progress of payroll processing steps online.

         RECRUITMENT AND STAFFING. The Recruitment and Staffing module, released in January 1999, is designed to assist organizations in coordinating the management of open positions and applicants, tracking and evaluating costs associated with recruiting, and handling government compliance issues.

         INTERFACE TEMPLATES. UltiPro HRMS/Payroll incorporates built-in interfaces and an engine that facilitate importing and exporting data with a number of third-party software systems, including time clocks, point-of-sale systems and job costing systems. Organizations can link to their banks, 401(k) provider, tax filing service and unemployment cost management services. UltiPro HRMS/Payroll's development tools give the user the ability to interface the Company's software with many leading applications running on a variety of platforms.

         REPORTING. UltiPro HRMS/Payroll provides a library of over 100 standard reports including basic company and employee listings, employee forms, analytical reports, notifications and upcoming events, reconciliation and audit reports and date- or event-driven historical reports. UltiPro HRMS/Payroll includes true point-in-time reporting, giving users access to historical information whenever they need it. In addition to many standard reports, UltiPro HRMS/Payroll includes other tools such as Cognos' business intelligence tools for data analysis and generation of custom reports.

ULTIPRO EMPLOYEE SELF-SERVICE

         UltiPro Employee Self-Service is a Web-based product which was released in the third quarter of 1998 and is fully integrated with UltiPro HRMS/Payroll. Based upon user-established security rules, employees are able to access authorized database information from remote locations with an Internet connection. UltiPro Employee Self-Service provides: (i) employees with access to data, thereby decreasing HRMS/payroll staff requirements to service employees;
(ii) employees with the ability to change their own data or make a change request subject to approval, again decreasing demands made on HRMS/ payroll staff; (iii) an additional means for an organization and its HRMS/payroll staff to communicate with employees; and (iv) a low-maintenance and cost-effective method for data entry (new hires, terminations, payroll data) and inquiry at multiple or remote locations. More specifically, using UltiPro Employee Self-Service, employees have the ability to enroll in benefit plans and view benefit statement information and complete and file leave of absence and vacation requests.

ULTIPRO FOR LAN

         Ultimate Software introduced UltiPro for Lan in July 1993 as its first proprietary software product. UltiPro for Lan is a DOS-based product that is a fully integrated human resource management, benefits administration and payroll processing system with a number of the same features as UltiPro HRMS/Payroll. While the Company continues to support UltiPro for Lan, it no longer actively markets this DOS-based product.

PRODUCT DEVELOPMENT

         Ultimate Software continually invests significant resources in product development in order to take advantage of emerging technologies and to further broaden its products' functionality and performance. Ultimate Software employs an iterative, rapid application development ("RAD") process. New product specifications are primarily developed by product managers with input from professional services employees and clients. Feature teams, which include product managers, programmer analysts, as well as employees from the quality assurance, tax research and documentation departments, jointly review specifications, products in development, test plans and documentation. Published programming standards and guidelines, code "walkthroughs" and more formal code reviews are used in an attempt to deliver more error-free code in a shorter period of time. Ultimate Software believes that this iterative, multi-disciplinary, team-based approach results in application development that is more responsive to client needs than products developed using other available approaches. Ultimate Software believes that software product development is most effectively and efficiently accomplished by small development teams focused on specific areas. Ultimate Software provides on-going technical training and state-of-the-art equipment to its research and development staff.

         Ultimate Software is focused on enhancing its UltiPro Web-based product line and its core HRMS/Payroll set. Planned functionality includes, but is not limited to, the following:

         WEB-BASED MANAGER SELF-SERVICE, STANDARD SERIES. The basic manager self-service system, expected to be released in 1999, is designed to provide managers with the capability to manage their staff, recruiting and future staffing needs, performance evaluation and reporting over the Internet.

         WEB-BASED MANAGER SELF-SERVICE, STRATEGIC SERIES. The strategic series, expected to be released in 1999, is designed to provide managers with training management and compensation management functionality over the Internet. Managers will have access to such information as course schedules, staff members who have enrolled in course work, approval forms for funding course work and other related activities. Managers will also have online access to historical and projected compensation reporting and compensation analysis tools.

         WEB-BASED EMPLOYEE SELF-SERVICE, STRATEGIC SERIES. The strategic series, expected to be released in 1999, includes advanced personal benefits management and training functionality. This product is designed to give employees the ability to enroll in a variety of benefit programs online, including, but not limited to, health maintenance organizations ("HMO"), preferred provider organizations ("PPO"), healthcare options, dental plans, and 401(k) plans. They will also have the ability to view course schedules, descriptions and instructors as well as enroll in classes and route approval requests to their managers.

         ULTIPRO HRMS/PAYROLL, STRATEGIC SERIES. The strategic version of UltiPro HRMS/Payroll, expected to be released in 1999, will include all the functionality in the standard UltiPro HRMS/Payroll product plus additional functionality. This additional functionality will provide compensation management, training management, FSA claims administration and position management.

         There can be no assurance that the Company will successfully complete the development of one or more of these products or that they will be successfully completed in a timely manner.

         Since inception, the Company has invested a substantial amount of its resources in research and development. During the fiscal years ended December 31, 1998, 1997 and 1996, research and development expenses aggregated approximately $7.0 million, $4.8 million and $3.4 million, respectively.

PROFESSIONAL SERVICES

         Ultimate Software believes that offering quality professional services provides it with a significant opportunity to differentiate itself in the marketplace and is critical to the Company's comprehensive solution. Ultimate Software provides its customers professional services in three areas: implementation, training, and customer support and maintenance.

         IMPLEMENTATION. Ultimate Software's implementation services provide its customers with a standardized methodology and assistance in implementing the Company's HRMS/payroll solutions. Ultimate Software believes that its implementation services ensure its customers' early success with its products and assist customers in their ongoing efforts to enhance their existing systems and manage upgrades. In addition, these services strengthen the relationship with customers and add to the Company's industry-specific knowledge base for use in future implementation and product development efforts. Ultimate Software's implementation process is handled either by the Company's implementation team or in partnership with third-party consultants. Ultimate Software has established a training program that provides the Company's associates and its implementation partners standardized instruction on UltiPro HRMS/Payroll, including techniques for systems planning and design, customer-specific configuring of application modules, conversion from existing systems and interfacing with other software applications. Ultimate Software's implementation group consists of HRMS/payroll consultants, database administrators and technology consultants. Implementation services are typically billed on a time and materials basis.

         TRAINING. Ultimate Software provides its customers with the opportunity to participate in formal training programs. Ultimate Software believes that this training increases customers' ability to use the full functionality of the product, thereby maximizing the value of customers' investment. Courses are designed to give attendees practical, hands-on experience with the Company's products. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, customizing the system and creating custom reports. The Company maintains training facilities in each of the following locations: Atlanta, Georgia; Seal Beach, California; Chicago, Illinois; Dallas, Texas and East Rutherford, New Jersey. In certain instances, the Company conducts on-site training at customer facilities.

         CUSTOMER SUPPORT AND MAINTENANCE. Ultimate Software offers comprehensive technical support and maintenance services, which have historically been purchased by all of its customers. Ultimate Software's customer support center has been awarded the Support Center Practices Certification from the Ziff Davis Service & Support Consultants. This prestigious certification recognizes companies which deliver exceptional service and support to their customers. Other recipients include Oracle, Xerox, The Sabre Group, Sybase, Intuit, Rockwell and Lockheed Martin. Ultimate Software's customer support services include: software updates that reflect tax and other legislative changes; telephone support 24 hours a day, 7 days a week; unlimited access to the Company's employee tax center on the World Wide Web; seminars on year-end closing procedures; and periodic newsletters. In addition, Ultimate Software uses Symantec Corporation's PC Anywhere software for remote accessibility to the customer's system in order to perform quick diagnostics and provide on-line assistance.

CUSTOMERS

         As of December 31, 1998, the Company had licensed its UltiPro HRMS/Payroll solution to approximately 200 customers and its UltiPro for Lan solution to approximately 750 customers. No customer accounted for more than 10% of total revenues in fiscal year 1998 or 1997. Ultimate Software's customers operate in a wide variety of industries, including manufacturing, food services, retail, healthcare, technology, finance, insurance, real estate, transportation, communications, services and sports and entertainment. The following is a representative list of the Company's customers as of December 31, 1998 and is not intended to portray a complete list of the Company's customers.

MANUFACTURING:                           FOOD SERVICES:                         SPORTS:
Duro Bag Manufacturing Co.               AT Williams Oil                        Arizona Diamondbacks
Globe Manufacturing, Inc.                Benihana Corp.                         Chicago White Sox
Halstead Metal Products, Inc.            Bentley's Luggage                      Colorado Rockies Baseball
Hatteras Yachts, Inc.                    Bill Heard Enterprises, Inc.           Montreal Expos
MCD International, Inc.                  Carolina Restaurant Group              New York Giants
Packerland Packing Co., Inc.             Delta Beverage Group                   New York Jets Football Club
PMC, Inc.                                Hooters of America                     New York Yankees
Stevens Graphics, Inc.                   Reliable Stores, Inc.                  Philadelphia Phillies
United States Filter Corporation         Spaghetti Warehouse, Inc. &            The Phoenix Suns
Volvo GM Heavy Truck Corp.                    Subsidiaries                      ProPlayer Stadium
Wright Industries, Inc.                  The Portillo Restaurant Group          Texas Rangers Baseball
                                                                                The Florida Marlins Baseball
HEALTHCARE:                              TECHNOLOGY:                                 Club
Baptist Health Systems                   FFV Aerotech, Inc.                     The Florida Panthers
Community Hospital of                    Global Technical Services, Inc.
     Monterey Peninsula                  Ingram Entertainment, Inc.             SERVICES AND OTHER:
Disabilities Services of the             The National Research Group            Boston Ballet
     Southwest                           TPS Technologies                       Callaway Gardens Resorts, Inc.
Florida Community Cancer                 Tracer Research                        Discovery Zone, Inc.
Group Health Associates                                                         Hart Graphics
Medassist OP                             TRANSPORTATION &                       Hotel Intercontinental
National Vision Associates, Ltd.              COMMUNICATIONS:                   Hudson Hotels Corp.
Scottsdale Healthcare                    Airport Group International, Inc.      Mark Hopkins Intercontinental
Sunrise Assisted Living                  America West Airlines, Inc.            Omni Hotels Management
University Physicians Group              Armellini Trucking Corporation         Rexam Industries Corporation
                                         Benton Express Co.
FINANCE/INSURANCE/REAL ESTATE:           Communications & Power
First American Corporation                    Industries
GMAC Mortgage, Inc.                      Drug Transport, Inc.
J.C. Bradford & Co. LLC                  Lin Television
Michigan Mutual Insurance Co.            The Christian Broadcasting
Northwest Savings Bank                        Network, Inc.
Republic National Bank                   World Maintenance Service
The Midland Life Insurance Co.
Trammel Crow Residential

SALES AND MARKETING

         Ultimate Software markets and sells its products and services through its direct sales force, marketing group, a network of strategic partners and an affiliate channel.

         DIRECT SALES. Ultimate Software's direct sales force includes business development directors and managers who have defined territories and conduct lead-generation activities within given parameters. The sales cycle begins with a sales lead generated through a corporate marketing vehicle or a territory-based activity. Whether the lead is a telephone request, fax, email or request for proposals ("RFPs"), the lead is qualified and entered into a lead-tracking system. When the lead is received on the local level, prospect information is entered via the Internet into an electronic system resident at headquarters. When headquarters receives the lead, the information is recorded and forwarded to the business development manager in the prospect's region of the country. Business development managers rely on face-to-face meetings with prospects to build relationships. In one or more on-site visits, business development managers work with application and technical consultants to analyze prospective client needs, demonstrate the Company's product and, when required, respond to an RFP. The sale is finalized after clients complete their internal sign-off procedures and terms of the contract are negotiated and signed. While the length of sales cycles varies from client to client, the sales cycle typically requires two to six months for UltiPro HRMS/Payroll and UltiPro Employee Self-Service.

         The terms of the Company's sales contract typically include a license, an annual maintenance agreement, per-day training rates and hourly charges for implementation services. The contract does not typically provide for cancellation of software purchases. Typical payment terms include a deposit at the time the contract is signed and additional payments upon the delivery of the product and the occurrence of other specified events such as the implementation of the software. Payment for implementation and training services under the contract are typically made as such services are provided.

         MARKETING. Ultimate Software supports its sales force with a comprehensive marketing program that includes public relations, advertising, direct mail, trade shows, seminars and Web site maintenance. Working closely with the direct sales force, customers and strategic partners, the marketing team defines positioning strategies and develops a well-defined plan for implementing these strategies. Marketing services include market surveys and research, overall campaign management, creative development, production control, lead generation and tracking, results analysis, and communications with field offices, customers and strategic partners.

         STRATEGIC PARTNERS. Ultimate Software has established a number of formal and informal marketing relationships with industry-specific vendors and consulting firms. Ultimate Software has a strategic partnership with Microsoft Corporation that involves coordinated public relations and marketing opportunities as well as trade show activities specifically targeted to the HRMS industry. In addition, the Company has relationships with Cognos, Citrix Systems, Inc., FlexiInternational Software, Inc., Great Plains Software, Inc., Lotus Development Corporation, National Bond & Trust Company Inc., Network Specialists, Inc., Paradigm Software Technologies, Platinum Software Corporation, ProBusiness Services, Inc., Simplex Time Recorder Co., SunGard Recovery Services, Inc. and Systems Tax Service. These relationships include joint marketing activities such as joint press releases, direct mail programs, seminars, on-site product demonstrations, reciprocal web site links and referral programs. Ultimate Software believes that these activities expand the opportunity for sales of the Ultimate Software's products.

         AFFILIATE CHANNEL NETWORK. Ultimate Software introduced an affiliate alliance program in December 1998. The program gives accounting firms, consulting firms and high quality resellers the opportunity to grow their businesses by marketing, selling and implementing UltiPro to their existing customer base and organizations with under 1,000 employees. To date, members of the affiliate network include Crowe, Chizek and Company, LLP, Science Applications International Corporation (SAIC),

Technology Management & Integration Group, The Dovetail Group, Bechamp Software Consultants, Progressive Automated Solutions, Inc. and Rockleigh Services Corporation.

INTELLECTUAL PROPERTY RIGHTS

         The Company's success is dependent in part on its ability to protect its proprietary technology. The Company licenses its products in object code form only, although it has source code escrow arrangements when required by customers. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying or use, which could materially adversely affect the Company's business, operating results and financial condition.

         Despite the Company's efforts to protect its proprietary rights, attempts may be made to copy or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Moreover, there can be no assurance that others will not develop products that perform comparably to the Company's proprietary products. Policing the unauthorized use of the Company's products is difficult. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trademarks, copyrights or trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

         As is common in the software industry, the Company from time to time may become aware of third party claims of infringement by the Company's products of third-party proprietary rights. While the Company is not currently subject to any such claim, the Company's software products may increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grows and the functionality of products overlaps and as the issuance of software patents becomes increasingly common. Any such claim, with or without merit, could result in significant litigation costs and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company's business, operating results and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable by the Company or at all.

COMPETITION

         The market for the Company's products is highly competitive. The Company's products compete primarily on the basis of technology, delivered functionality and price/performance. The Company believes that its products generally compete effectively with respect to these factors.

         Ultimate Software's competitors include (i) a number of companies, such as Cyborg Systems, Inc., Genesys Software Systems, Inc., Lawson Software, Inc., Oracle Corporation, PDS Software, Inc., PeopleSoft, Inc. and SAP America, Inc. which offer HRMS/payroll software products for use on mainframes and/or client/server systems; (ii) large service bureaus, such as ADP and Ceridian Corporation; and (iii) the internal payroll/human resources departments of potential customers which use custom-written software. Many of the Company's competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers.

EMPLOYEES

         As of December 31, 1998, the Company employed 322 persons, including 94 in sales and marketing, 111 in professional services, 99 in research and development and 18 in finance and administration. The Company believes that its relations with employees are good. However, competition for qualified personnel in the Company's industry is intense and the management of the Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 2.  PROPERTIES

         Ultimate Software's corporate headquarters, including its principal administrative, marketing, engineering and support operations, are located in a total of approximately 19,000 square feet in two buildings in Fort Lauderdale, Florida. The Company leases these premises under three leases which expire on May 31, 1999, renewable on a monthly basis thereafter for two of the three leases and through June 30, 1999 for the third lease covering approximately 4,000 square feet. In mid-1999, the Company intends to move into a new and larger facility currently under construction in Weston, Florida. The Company has leased all available square footage in this new facility, or approximately 40,000 square feet, under a lease expiring in 2014 with lease payments thereunder commencing upon occupancy. In addition, the Company presently leases office space for its sales operations in Albany, Atlanta, Baltimore, Chicago, Cincinnati, Cleveland, Columbus (Ohio), Dallas, East Rutherford (New Jersey), Fort Lauderdale, Houston, Jackson (Mississippi), Minneapolis, Nashville, Philadelphia, Pittsburgh, Seal Beach (California) and Tampa. Sales operations in other locations are not supported by leased office space. The Company believes that its existing facilities, including the new facility discussed above, are suitable and adequate for its current operations. The Company further believes that suitable space will be available as needed to accommodate any expansion of its operations on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Although the Company has not experienced any material product liability claims to date, the sale and support of software products and the performance of related services entail the risk of such claims. As of the date of this Form 10-K, the Company is not a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         Ultimate Software's Common Stock began trading on the Nasdaq National Market under the symbol "ULTI" on June 2, 1998 at an initial offering price of $10.00 per share. Prior to such date, there was no established public trading market for the Company's Common Stock.

         The following table sets forth, for the periods indicated, the high closing and low closing sales prices of the Company's Common Stock, as quoted on the Nasdaq National Market.

                                                          HIGH          LOW
                                                          ----         ------
Second Quarter Fiscal 1998
(from June 2, 1998 through June 30, 1998)                $10.188       $7.750
Third Quarter Fiscal 1998                                $10.500       $4.750
Fourth Quarter Fiscal 1998                                $8.750       $6.125

         As of February 22, 1999, the Company had approximately 214 holders of record, representing approximately 1,914 stockholder accounts.

         In February and March 1998, the Company issued a total of 121,856 of Class B Common Stock, which converted into 1,233,061 shares of Common Stock (see
Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K), pursuant to section 4(2) of the Securities Act of 1933, as amended, in connection with the acquisition of the businesses of five third-party resellers of the Company's products.

         The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The payment of dividends in the future, if any, will be at the discretion of the Board of Directors.

         USE OF PROCEEDS. From the effective date of the Company's Registration Statement on Form S-1 (No. 333-47881) filed with the Securities and Exchange Commission (the "SEC") on March 13, 1998, as amended (the "Form S-1"), through December 31, 1998, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock in the IPO (in thousands):

Underwriting discounts and commissions                              $2,275
Other expenses (legal and accounting fees,
       printing and engraving expenses, filing
       and listing fees and miscellaneous)                           1,841
                                                                    ------
            Total                                                   $4,116
                                                                    ======

         The net offering proceeds from the IPO to the Company, after deducting the foregoing expenses, were $28.4 million. In connection with the offering and sale of the Common Stock registered, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company. From the closing of the IPO on June 5, 1998 until December 31, 1998, except as otherwise noted, the net offering proceeds were used as follows (in thousands):

Invested in money market and other short-term
       marketable securities at December 31, 1998                   $16,649
Repayment of certain indebtedness                                     3,600
Accrued bonuses to officers who are not
       executive officers                                               436
Other working capital needs                                           7,699
                                                                    -------
            Total                                                   $28,384
                                                                    =======

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Statement of Operations Data presented below for each of the years in the three year period ended December 31, 1998 and the Balance Sheet Data as of December 31, 1998 and 1997 have been derived from the Company's Financial Statements included elsewhere in this Form 10-K which have been audited by Arthur Andersen LLP whose report with respect thereto appears elsewhere in this Form 10-K. The Balance Sheet Data as of December 31, 1996 and 1995 have been derived from audited financial statements not included herein. The Balance Sheet Data as of December 31, 1994 and the Statement of Operations Data for the year ended December 31, 1994 have been derived from the unaudited financial statements of the Company. In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of its financial position and the results of operations for such periods. The financial data reflects the results of the Company and five former third-party resellers of the Company's products, the businesses of which were acquired in February and March 1998 (the "Acquired Resellers"), as if the Company and the Acquired Resellers had operated as one entity during the periods presented. These acquisitions were accounted for under the poolings-of-interests method of accounting. See the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Form 10-K.

                                                 YEARS ENDED DECEMBER 31, (1)
                                     --------------------------------------------------
                                       1998       1997       1996      1995      1994
                                     --------   --------   --------   -------   -------
STATEMENT OF OPERATIONS DATA:               (In thousands, except per share data)
Revenues:
 License                             $ 18,811   $  7,232   $  4,273   $ 1,929   $   796
 Service                               24,519     10,360      5,039     1,798     1,376
                                     --------   --------   --------   -------   -------
  Total revenues                       43,330     17,592      9,312     3,727     2,172
                                     --------   --------   --------   -------   -------
Cost of revenues:
 License                                  834        195        -         -         -
 Service                               18,018      9,375      5,846     1,834       312
                                     --------   --------   --------   -------   -------
  Total cost of revenues               18,852      9,570      5,846     1,834       312
                                     --------   --------   --------   -------   -------
Operating expenses:
 Sales and marketing                   16,024     13,656     10,451     2,645       798
 Research and development               6,953      4,837      3,360     2,591       914
 General and administrative             4,651      4,148      3,007     1,268     1,683
 Amortization of acquired
  intangibles                             638      1,442      6,932        39       -
                                     --------   --------   --------   -------   -------
  Total operating expenses             28,266     24,083     23,750     6,543     3,395
                                     --------   --------   --------   -------   -------
  Operating loss                       (3,788)   (16,061)   (20,284)   (4,650)   (1,535)
Compensation related to
 modification of escrow
 agreement (3)                         (4,183)       -          -         -         -
Interest expense                         (207)      (206)      (179)      (94)      (33)
Interest and other income                 589        250         77        13         3
                                     --------   --------   --------   -------   -------
  Net loss                           $ (7,589)  $(16,017)  $(20,386)  $(4,731)  $(1,565)
                                     ========   ========   ========   =======   =======
Net loss per share--basic and
 diluted (2)                         $  (0.52)  $  (1.37)  $  (2.30)  $ (0.71)  $ (0.24)
                                     ========   ========   ========   =======   =======

Weighted average number of
 shares outstanding--diluted (2)       14,494     11,710      8,854     6,660     6,660
                                     ========   ========   ========   =======   =======

                                                       AS OF DECEMBER 31,
                                     --------------------------------------------------
                                       1998       1997       1996      1995      1994
                                     --------   --------   --------   -------   -------
BALANCE SHEET DATA:                                     (In thousands)
Cash and cash equivalents            $ 17,128   $  3,270   $  1,420   $   421   $   208
Working capital (deficit)              17,494     (6,220)    (4,231)   (1,341)      562
Total assets                           37,214     12,439      7,990     2,736     1,507
Long-term borrowings, including
 capital lease obligations              1,010         54        217       324       174
Stockholders' equity
 (deficit)                             19,110     (5,508)    (2,442)     (924)      564

-----------------------
(1) Consolidated financial data gives retroactive effect to the acquisitions of the acquired resellers, which was accounted for under the poolings-of-interest method of accounting, as if the Company and the Acquired Resellers had operated as one entity during the periods presented. See the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Form 10-K.

(2) See Note 2 of the Notes to Consolidated Financial Statements for information regarding the computation of net loss per share.

(3)      See Note 16 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K.

OVERVIEW

         Ultimate Software designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll ("HRMS/payroll") software solutions. Ultimate Software's software solutions are marketed primarily to middle-market organizations with 500 to 15,000 employees but are scaleable to address the needs of much larger organizations.

         Ultimate Software's core product, UltiPro HRMS/Payroll (formerly known as "UltiPro for Windows"), automates an organization's HRMS/payroll function and is an enabling tool in the cost-efficient management of the employee life cycle, from inception of employment through retirement. As part of its comprehensive HRMS/payroll solution, the Company provides high quality implementation, training and ongoing support services to its customers. Ultimate Software's customers operate in a wide variety of industries, including manufacturing, food services, retail, healthcare, technology, finance, insurance, real estate, transportation, communications, services and sports and entertainment. Ultimate Software reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners and an affiliate channel network.

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

         In July 1993, the Company launched its first proprietary product, UltiPro for Lan, a DOS-based HRMS/payroll software solution for local area network personal computers. In 1996, in anticipation of the general market shift to Windows and client/server applications, the Company began developing a client/server HRMS/payroll solution for middle-market organizations. In June 1997, the Company launched UltiPro HRMS/Payroll, its 32-bit, object-oriented HRMS/payroll solution for middle-market organizations. Since 1996, significant investments were made in research and development, sales and marketing and professional services to develop, sell and support the Company's client/server solution.

         Since the release of UltiPro HRMS/Payroll, the principal source of the Company's license revenues has shifted from its DOS-based product to its client/server product. UltiPro HRMS/Payroll has higher license fees, service fees and gross margins than the Company's DOS-based product. While the Company continues to support its DOS-based product, it no longer actively markets this product. Accordingly, the Company's future success will depend on maintaining and increasing the acceptance of UltiPro.

         Prior to 1995, the Company sold its products solely through a network of third-party resellers (the "Resellers"). In exchange for certain fees, the Resellers were granted exclusive rights to sell the Company's products in certain geographic areas. In mid-1995, in order to gain greater control over its distribution channels, the Company shifted its distribution strategy from its network of Resellers to a direct sales force, acquiring the businesses of three Resellers in 1995 and those of nine Resellers in April 1996. These acquisitions were accounted for under the purchase method of accounting with approximately $8.8 million of goodwill recorded as a result. In February and March 1998, the Company acquired the businesses of the remaining five Acquired Resellers which acquisitions were recorded under the pooling-of-interests method of accounting. During 1998 and 1997, the Acquired Resellers accounted for $9.1 million, or 20.9% of total revenues, and $3.5 million, or 19.6% of total revenues, respectively.

         On June 5, 1998, the Company completed the sale of 3,250,000 shares of the Company's common stock, par value $.01 (the "Common Stock"), in an initial public offering at an offering price of $10 per share (the "IPO"). The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Company's existing line of credit. The balance of the remaining net proceeds from the IPO has been and will continue to be used for general corporate purposes, including working capital (see "Liquidity and Capital Resources"). The Company may also use a portion of the remaining net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

RESULTS OF OPERATIONS

         The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                            1998         1997           1996
                                                           -----         -----         ------
Revenues:
      License                                               43.4 %        41.1 %         45.9 %
      Service                                               56.6          58.9           54.1
                                                           -----         -----         ------
         Total revenues                                    100.0         100.0          100.0
                                                           -----         -----         ------
Cost of revenues:
      License                                                1.9           1.1              -
      Service                                               41.6          53.3           62.8
                                                           -----         -----         ------
         Total cost of revenues                             43.5          54.4           62.8
                                                           -----         -----         ------
Operating expenses:
      Sales and marketing                                   37.0          77.6          112.2
      Research and development                              16.0          27.5           36.1
      General and administrative                            10.7          23.6           32.3
      Amortization of acquired intangibles                   1.5           8.2           74.4
                                                           -----         -----         ------
         Total operating expenses                           65.2         136.9          255.0
                                                           -----         -----         ------
         Operating loss                                     (8.7)        (91.3)        (217.8)
Compensation related to modification
      of escrow agreement                                   (9.7)            -              -
Interest expense                                            (0.5)         (1.2)          (1.9)
Interest and other income                                    1.4           1.4            0.8
                                                           -----         -----         ------
      Net loss                                             (17.5)%       (91.0)%       (218.9)%
                                                           =====         =====         ======

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

         The Company's revenues are derived from two principal sources: software licenses ("license revenues") and fees for maintenance, implementation, training and consulting services (collectively, "service revenues"). License revenues include revenues from noncancellable software license agreements entered into between the Company and its customers with respect to its products. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenues in the consolidated balance sheets.

         Service revenues are recognized as services are performed and delivered. Included in service revenues are maintenance fees for maintaining, supporting and providing periodic updates, which are recognized ratably over the service period, generally one year. Upon delivery of the software, amounts included in the contract relating to unperformed service revenues are recorded as deferred revenues. All of the Company's customers that purchased software during 1997 and 1998 also purchased maintenance and support contracts. During the fiscal year ended December 31, 1998 and 1997, average annual renewal rates for existing maintenance and support customers were at least 95%. Maintenance and support contracts are generally priced as a percentage of the initial license fee for the underlying products.

         Total revenues, consisting of license and service revenues, increased 146.3% to $43.3 million for 1998 from $17.6 million for 1997.

         License revenues increased 160.1% to $18.8 million for 1998 from $7.2 million for 1997. The increase in license revenues was primarily attributable to increased sales of UltiPro HRMS/Payroll which has significantly higher license fees than UltiPro for Lan. Ultimate Software introduced UltiPro HRMS/Payroll in the second half of 1997. UltiPro HRMS/Payroll represented 98.4% and 58.6% of license revenues for 1998 and 1997, respectively.

         Service revenues increased 136.7% to $24.5 million for 1998 from $10.4 million for 1997. The increase in service revenues was primarily attributable to an increase in services related to the implementation of UltiPro HRMS/Payroll. UltiPro HRMS/Payroll has significantly higher service revenue per implementation than UltiPro for Lan. In addition, support revenues increased as a result of an increase in the installed base of UltiPro HRMS/Payroll and, to a lesser extent, UltiPro for Lan customers.

COST OF REVENUES

         Cost of revenues consists principally of the cost of license and service revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company. Cost of service revenues primarily consists of costs to provide consulting, implementation, maintenance, technical support and training to the Company's customers, and the cost of periodic updates.

         Cost of license revenues increased by 327.7% to $0.8 million for 1998 from $0.2 million for 1997. Cost of license revenues, as a percentage of total revenues, increased to 1.9% for 1998 from 1.1% for 1997. The increase in cost of license revenues was primarily attributable to fees payable to a third party for products distributed by the Company, which commenced with the launch of UltiPro HRMS/Payroll.

         Cost of service revenues increased by 92.2% to $18.0 million for 1998 from $9.4 million for 1997. The increase in cost of service revenues was primarily attributable to the hiring of additional implementation services personnel, as well as costs associated with the utilization of third-party implementation partners, and, to a lesser degree, the cost of additional maintenance personnel in support of UltiPro HRMS/Payroll. Cost of service revenues, as a percentage of total revenues, decreased to 41.6% for 1998 from 53.3% for 1997 primarily due to higher gross margins associated with services provided to the Company's customers using UltiPro HRMS/Payroll as compared to UltiPro for Lan.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased by 17.3% to $16.0 million for 1998 from $13.7 million for 1997. The increase in sales and marketing expenses was primarily attributable to an increase in sales and marketing personnel and an increase in marketing activities principally relating to UltiPro HRMS/Payroll. Sales and marketing expenses, as a percentage of total revenues, decreased to 37.0% for 1998 from 77.6% for 1997 primarily due to the absorption of the expenses in an increased revenue base.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased by 43.7% to $7.0 million for 1998 from $4.8 million for 1997. The increase in research and development expenses was primarily attributable to an increase in costs associated with hiring additional programmers and engineers for the development and enhancement of UltiPro HRMS/Payroll and for the development of new HRMS/payroll-related modules, including salaries and benefits. Research and development expenses, as a percentage of total revenues, decreased to 16.0% for 1998 from 27.5% for 1997 primarily due to the absorption of the expenses in an increased revenue base.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 12.2% to $4.7 million for 1998 from $4.1 million for 1997. The increase in general and administrative expenses was primarily due to an increase in the percentage-based provision for doubtful accounts resulting from increased revenues and corresponding increases in accounts receivable, costs to support the expansion of business operations, and expenses associated with being a publicly-held company. General and administrative expenses, as a percentage of total revenues, decreased to 10.7% for 1998 from 23.6% for 1997 primarily due to the absorption of the expenses in an increased revenue base.

AMORTIZATION OF ACQUIRED INTANGIBLES

         Amortization of acquired intangibles consists of goodwill amortization associated with the acquisition of three Resellers in 1995 and nine Resellers in 1996 (the "Reseller Acquisitions"). Goodwill amortization decreased by 55.8% to $0.6 million for 1998 from $1.4 million for 1997. As of December 31, 1998, the goodwill associated with the Reseller Acquisitions was fully amortized.

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

INTEREST EXPENSE

         Interest expense for 1998 was consistent with that of 1997 due to the decrease in bank borrowings in 1998 offset by the increase in capital lease obligations.

INTEREST AND OTHER INCOME

         Interest and other income increased by 135.6% to $0.6 million in 1998 from $0.3 million in 1997 primarily due to interest earned on the remaining net proceeds from the IPO.

PROVISION FOR INCOME TAXES (BENEFIT)

         No provision or benefit for federal, state or foreign income taxes was made for 1998 and 1997 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently had approximately $27.4 million of net operating loss carryforwards available at December 31, 1998, which expire at various times through the year 2018, available to offset future taxable income. The timing of attaining profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments. The Company's net deferred tax assets at December 31, 1998 were $11.2 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets was fully reserved as of December 31, 1998 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

         Total revenues increased 88.9% to $17.6 million for 1997 from $9.3 million for 1996.

         License revenues increased 69.2% to $7.2 million for 1997 from $4.3 million for 1996. This increase was primarily attributable to the introduction and sale of UltiPro HRMS/Payroll, which has significantly higher license fees than UltiPro for Lan. The increase in UltiPro HRMS/Payroll license revenues was offset, in part, by a decrease in license revenues attributable to UltiPro for Lan resulting from a decrease in the sales and marketing of the Company's DOS-based product. UltiPro HRMS/Payroll accounted for 58.6% of license revenues for 1997 and 0% for 1996.

         Service revenues increased 105.6% to $10.4 million for 1997 from $5.0 million for 1996. The increase in service revenues was primarily attributable to services related to the implementation of UltiPro HRMS/Payroll and increased implementations of the Company's UltiPro for Lan product licensed in 1996. UltiPro HRMS/Payroll has significantly higher service revenue per implementation than UltiPro for Lan. In addition, maintenance revenues increased as a result of an increase in the installed base of UltiPro HRMS/Payroll and UltiPro for Lan customers.

COST OF REVENUES

         Cost of license revenues increased to $0.2 million for 1997 from zero for 1996. The increase was primarily attributable to fees payable to a third party for software products distributed by the Company, which commenced with the launch of UltiPro HRMS/Payroll.

         Cost of service revenues increased by 60.4% to $9.4 million for 1997 from $5.8 million for 1996. This increase was primarily attributable to hiring of additional implementation services personnel, as well as costs associated with the utilization of third-party implementation partners. Cost of service revenues, as a percentage of total revenues, decreased to 53.3% for 1997 from 62.8% for 1996 primarily due to an increase in total revenues.

SALES AND MARKETING

         Sales and marketing expenses increased by 30.7% to $13.7 million for 1997 from $10.5 million for 1996. This increase was primarily attributable to higher costs associated with an increase in sales and marketing personnel, including salary and commission expenses, and increased marketing activities relating to the introduction of UltiPro HRMS/Payroll. Sales and marketing expenses, as a percentage of total revenues, decreased to 77.6% for 1997 from 112.2% for 1996 primarily due to an increase in total revenues.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased by 44.0% to $4.8 million for 1997 from $3.4 million for 1996. This increase was primarily attributable to the hiring of additional programmers and engineers for the development and enhancement of UltiPro HRMS/Payroll and for the development of new HRMS/payroll related modules. Research and development expenses, as a percentage of total revenues, decreased to 27.5% for 1997 from 36.1% for 1996 primarily due to an increase in total revenues.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased by 38.0% to $4.1 million for 1997 from $3.0 million for 1996. This increase was due to an increase in the provision for doubtful accounts directly related to the increase in the Company's customer base, an increase in personnel and overhead necessary to manage and support the growth of the Company and an increase in professional fees due to the increased use of professional service providers. General and administrative expenses, as a percentage of total revenues, decreased to 23.6% for 1997 from 32.3% for 1996 primarily due to an increase in total revenues.

AMORTIZATION OF ACQUIRED INTANGIBLES

         Goodwill amortization decreased 79.2% to $1.4 million for 1997 from $6.9 million for 1996. Such decrease was attributable to the Company's recording of additional amortization of $0.3 million in 1997 compared to additional amortization of $5.1 million in 1996 as a result of the operating results and projected future cash flows of the nine Resellers acquired in 1996 indicating an impairment of the related intangibles acquired. Such change was made in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The Company had amortized $8.4 million of goodwill as of December 31, 1997. Goodwill in the amount of $0.6 million remained on the balance sheet as of December 31, 1997 and was amortized over the subsequent ten months.

PROVISION FOR INCOME TAXES (BENEFIT)

         No provision or benefit for federal, state or foreign income taxes was made for 1997 and 1996 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently had approximately $21.5 million of net operating loss carryforwards available at December 31, 1997, which expire at various times through the year 2012, available to offset future taxable income. The timing of attaining profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments. The Company's net deferred tax assets at December 31, 1997 were $9.8 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets was fully reserved as of December 31, 1997 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 1998 and 1997. In management's opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                          QUARTERS ENDED
                         -------------------------------------------------------------------------------
                         DEC. 31, SEPT. 30,  JUNE 30,   MAR. 31,  DEC. 31, SEPT. 30, JUNE 30,   MAR. 31,
                           1998      1998      1998       1998      1997     1997      1997       1997
                         -------- ---------  --------   --------  -------  --------  --------   --------
                                                (In thousands, except per share amounts)
Revenues:
 License                  $6,732   $  4,753   $ 4,203   $  3,123   $4,913   $   709   $   792   $    818
 Services                  7,699      6,436     5,936      4,448    4,039     2,190     1,919      2,212
                          ------   --------   -------   --------   ------   -------   -------   --------
  Total revenues          14,431     11,189    10,139      7,571    8,952     2,899     2,711      3,030
                          ------   --------   -------   --------   ------   -------   -------   --------
Cost of revenues:
 License                     226        179       225        204      195       -         -          -
 Services                  5,469      4,581     4,225      3,743    2,887     2,313     2,029      2,145
                          ------   --------   -------   --------   ------   -------   -------   --------
  Total cost of revenues   5,695      4,760     4,450      3,947    3,082     2,313     2,029      2,145
                          ------   --------   -------   --------   ------   -------   -------   --------
Operating expenses:
 Sales and marketing       4,028      4,213     3,969      3,814    3,503     3,345     3,413      3,395
 Research and
  development              2,061      1,847     1,626      1,419    1,460     1,342     1,152        883
 General and
  administrative           1,341      1,283     1,111        916    1,451       818       858      1,021
 Amortization of acquired
  intangibles                 65        191       191        191      284       437       437        284
                          ------   --------   -------   --------   ------   -------   -------   --------
  Total operating expense  7,495      7,534     6,897      6,340    6,698     5,942     5,860      5,583
                          ------   --------   -------   --------   ------   -------   -------   --------
  Operating income (loss)  1,241     (1,105)   (1,208)    (2,716)    (828)   (5,356)   (5,178)    (4,698)
Compensation related to
 modification of escrow
 agreement                   -          -         -       (4,183)     -         -         -          -
Interest expense             (29)       (23)     (117)       (38)     (34)      (50)      (64)       (58)
Interest and other income    209        270       101          9      100        86        38         26
                          ------   --------   -------   --------   ------   -------   -------   --------
 Net income (loss)        $1,421   $   (858)  $(1,224)  $ (6,928)  $ (762)  $(5,320)  $(5,204)  $ (4,730)
                          ======   ========   =======   ========   ======   =======   =======   ========

Weighted average shares
 outstanding--diluted     16,024     15,877    13,550     12,621   12,621    12,599    11,264     10,330
                          ======   ========   =======   ========   ======   =======   =======   ========
Basic and diluted
  net income
 (loss) per share         $ 0.09   $  (0.05)  $ (0.09)  $  (0.55)  $(0.06)  $ (0.42)  $ (0.46)  $  (0.46)
                          ======   ========   =======   ========   ======   =======   =======   ========

             The following table sets forth unaudited quarterly results of operations, as a percentage of total revenues, as applicable, for each of the quarters in the years ended December 31, 1998 and 1997.

                                                        QUARTERS ENDED
                       -----------------------------------------------------------------------------------
                       DEC. 31,   SEPT. 30,  JUNE 30,  MAR. 31,  DEC. 31,  SEPT. 30,  JUNE 30,    MAR. 31,
                         1998        1998      1998      1998      1997      1997       1997        1997
                       --------   ---------  --------  --------  --------  ---------  --------    --------
                                              (In thousands, except per share amounts)
Revenues:
 License                 46.6%      42.5%      41.5%     41.2%     54.9%      24.5%      29.2%       27.0%
 Services                53.4%      57.5%      58.5%     58.8%     45.1%      75.5%      70.8%       73.0%
                        -----      -----      -----     -----     -----     ------     ------      ------
  Total revenues        100.0%     100.0%     100.0%    100.0%    100.0%     100.0%     100.0%      100.0%
                        -----      -----      -----     -----     -----     ------     ------      ------
Cost of revenues:
 License                  1.6%       1.6%       2.2%      2.7%      2.2%       0.0%       0.0%        0.0%
 Services                37.9%      40.9%      41.7%     49.4%     32.2%      79.8%      74.8%       70.8%
                        -----      -----      -----     -----     -----     ------     ------      ------
  Total cost
   of revenues           39.5%      42.5%      43.9%     52.1%     34.4%      79.8%      74.8%       70.8%
                        -----      -----      -----     -----     -----     ------     ------      ------
Operating expenses:
 Sales and marketing     27.9%      37.7%      39.1%     50.4%     39.1%     115.4%     125.9%      112.0%
 Research and
  development            14.3%      16.5%      16.0%     18.7%     16.3%      46.3%      42.5%       29.1%
 General and
  administrative          9.3%      11.5%      11.0%     12.1%     16.2%      28.2%      31.6%       33.7%
 Amortization of
  acquired intangibles    0.4%       1.7%       1.9%      2.5%      3.2%      15.1%      16.1%        9.4%
                        -----      -----      -----     -----     -----     ------     ------      ------
  Total operating
   expenses              51.9%      67.3%      68.0%     83.7%     74.8%     205.0%     216.2%      184.3%
                        -----      -----      -----     -----     -----     ------     ------      ------
  Operating income
   (loss)                 8.6%      -9.9%     -11.9%    -35.9%     -9.2%    -184.8%    -191.0%     -155.0%
Compensation related to
 modification of escrow
 agreement                0.0%       0.0%       0.0%    -55.3%      0.0%       0.0%       0.0%        0.0%
Interest expense         -0.2%      -0.2%      -1.2%     -0.5%     -0.4%      -1.7%      -2.4%       -1.9%
Interest and
 other income             1.4%       2.4%       1.0%      0.1%      1.1%       3.0%       1.4%        0.9%
                        -----      -----      -----     -----     -----     ------     ------      ------
 Net income (loss)        9.8%      -7.7%     -12.1%    -91.5%     -8.5%    -183.5%    -192.0%     -156.1%
                        =====      =====      =====     =====     =====     ======     ======      ======

         The Company has experienced, and may experience in the future, significant seasonality in its business, and the Company's business, operating results and financial condition may be affected by such trends in the future. Revenues have historically increased at higher rates in the fourth quarter of the year and at lower rates in the next succeeding quarter, which the Company believes is due to a number of factors, including the Company's quota-based compensation arrangements, typical of those used in software companies, and year-end budgetary pressures on the Company's customers. The Company believes that this seasonal trend may continue for the foreseeable future.

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Specifically, the Company experienced a significant increase in license revenues in the quarters ended December 31, 1998 and 1997.

LIQUIDITY AND CAPITAL EXPENDITURES

         The Company has historically funded operations primarily through the sale of private equity securities and, to a lesser extent, equipment financing and borrowing arrangements. In June 1998, the Company completed an initial public offering of its Common Stock which resulted in net proceeds to the Company totaling $28.4 million.

         As of December 31, 1998, the Company had $17.1 million in cash and cash equivalents, reflecting a net increase of $13.9 million since December 31, 1997. Working capital as of December 31, 1998 was $17.5 million as compared to a working capital deficit of $6.2 million as of December 31, 1997. Excluding the effect of deferred revenue, working capital as of December 31, 1998 was $26.4 million as compared to $3.5 million as of December 31, 1997. The improvement in working capital since December 31, 1997 was primarily due to net proceeds from the IPO and increased accounts receivable principally resulting from the significant increase in revenues.

         Net cash used in operating activities was $13.3 million for 1998 as compared to $8.0 million for 1997. The increase in cash used in operating activities was primarily attributable to an increase in accounts receivable principally associated with the Company's revenue growth, as well as the research and development and sales and marketing activities related to UltiPro HRMS/Payroll.

         Net cash used in investing activities was $0.5 million for 1998 as compared to $1.5 million for 1997. The decrease in net cash used in investing activities was primarily attributable to the utilization of equipment financing for certain equipment purchases in 1998 as compared to the purchases of equipment in 1997 for cash.

         Net cash provided by financing activities was $27.6 million for 1998 as compared to $11.3 million for 1997. The increase in net cash provided by financing activities was primarily attributable to the incremental increase of the net proceeds from the IPO in 1998 as compared to the net proceeds from a private placement of convertible preferred stock in 1997 and, to a lesser degree, reduced payments under line of credit agreements.

         The Company has a working capital revolving line of credit (the "Credit Facility) with a bank, which is secured by the Company's accounts receivable and bears interest at a rate equal to LIBOR plus 4.875% per annum. The amount available under the Credit Facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.0 million. The Credit Facility will expire on November 30, 1999. At December 31, 1998, there was no amount outstanding under the Credit Facility.

         The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Credit Facility. The balance of the Credit Facility was paid with cash generated from operations in June 1998. The balance of the remaining net proceeds from the IPO in the amount of $16.6 million as of December 31, 1998 is available for future working capital and other general corporate purposes. The Company may also use a portion of the remaining net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

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

QUARTERLY FLUCTUATIONS

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for the Company's products could significantly affect both revenues and profits in any quarter. The Company achieved net profitability for the fourth quarter of fiscal 1998. However, as a result of the factors described above, there can be no assurance that the Company will be able to maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

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

         The Company's internal technology systems include telecommunications (i.e., phones, voicemail and network connections), computer hardware (personal computers and network servers) and software. In February 1999, the Company successfully tested its "back office" servers which support the Company's critical systems and supporting infrastructure. Software upgrades have been applied to the base operating system to ensure Year 2000 compliance. In addition, the Company has upgraded its phone systems and PC-based software for Year 2000 compliance. The Company is in the process of assessing the Year 2000 issue with respect to telecommunications and computer hardware for its field operations. The

Company's principal software systems include payroll, accounting, and customer support. The Company utilizes its own proprietary product, which tests show is Year 2000 compliant, for payroll and human resource data processing. In the past several years, the Company has replaced certain of its financial and operational systems, including the accounting and customer support systems which have each been certified by the respective vendors as being Year 2000 compliant. Verification testing for certain material aspects of the financial and operational systems is scheduled to occur by the end of the second quarter of 1999. The amount of remediation work required to address any Year 2000 problems in other systems is not expected to be extensive.

         Non-information technology systems typically include embedded technology such as security systems, elevators and other systems which contain an embedded computer or computer-like device used to control the operation of plant, machinery and equipment. The Company anticipates that its relocation to its new headquarters will occur in mid-1999. The office building for these headquarters is being newly constructed and the Company believes the security system, elevator and other non-information technology systems substantially address Year 2000 issues. The utility company for the Company's headquarters, Florida Power & Light, has completed their Year 2000 testing and has certified to the Company their Year 2000 compliance.

         The Company has initiated formal communications with certain significant suppliers and is in the process of initiating formal communications with major business partners and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. As of the date of this Form 10-K, such formal communications have not been concluded. The Company will seek to obtain the appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the year 2000 issue will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact of a major vendor's information system would not have a material adverse effect on the Company.

COSTS

         Based on its assessments to date, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. The Company estimates the total cost associated with the Year 2000 issue to be in the range of $72,000 and $150,000 during 1999 (principally in connection with the use of outside consultants) and does not anticipate such costs will have a material effect on the Company's results of operations or financial condition, assuming no major disruption of service from utility companies. Historically, the Company has not separately tracked the internal costs related to Year 2000 compliance. Such costs are principally the related payroll costs for the Company's information systems employees.

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

CONTINGENCY PLANS

         When the Company completes its assessment of the anticipated total impact of the Year 2000 issue, contingency plans will be prepared, if deemed necessary, to handle the most reasonably likely worst case scenario. The Company's target date for the completion of such contingency plans, if deemed necessary at the completion of assessing the total impact of the Year 2000 issue, is September 1999.

RECENT ACCOUNTING STATEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998 and is effective for the Company's fiscal year ending December 31, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 will have no material impact on its financial statements as it has entered into no derivative contracts and has no current plans to do so in the foreseeable future.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company will adopt SOP 98-1 prospectively effective January 1, 1999. The Company does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rates. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company's market risks.

         INTEREST RATES. Cash equivalents consist of money market accounts with original maturities less than three months. Interest on the Credit Facility is based on LIBOR plus 4.875% per annum. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility. Changes in interest rates would not have a material effect on cash equivalents. As of December 31, 1998 and the date of this Form 10-K, there was no amount outstanding under the Credit Facility; therefore, changes in interest rates are not applicable for either interest expense or fair market value of the debt instrument.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  INDEX                                                           PAGE(S)
                                  -----                                                           -------
          Report of Independent Certified Public Accountants                                          36
          Consolidated Balance Sheets as of December 31, 1998 and 1997                                37
          Consolidated Statements of Operations for the Years Ended
                 December 31, 1998, 1997 and 1996                                                     39
          Consolidated Statements of Stockholders' Equity (Deficit) for the Years
                 Ended December 31, 1998, 1997 and 1996                                               40
          Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1998, 1997 and 1996                                                     41
          Notes to Consolidated Financial Statements                                                  42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Ultimate Software Group, Inc.:

         We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. (a Delaware corporation and formerly The Ultimate Software Group, Ltd., a Florida limited partnership) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ultimate Software Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Miami, Florida,
   February 1, 1999.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                     AS OF DECEMBER 31,
                                                    -------------------
                                                      1998        1997
                                                    ---------   -------
ASSETS
Current assets:
  Cash and cash equivalents                         $  17,128   $ 3,270
  Accounts receivable, net                             15,225     5,927
  Prepaid expenses and other current assets             2,014       654
                                                    ---------   -------
    Total current assets                               34,367     9,851

Property and equipment, net                             2,458     1,703
Acquired intangibles, net of accumulated
  amortization of $9,050 and $8,414, respectively         -         638
Other assets                                              389       247
                                                    ---------   -------
    Total assets                                    $  37,214   $12,439
                                                    =========   =======

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                  $   2,761   $ 1,712
  Accrued expenses                                      4,353     4,224
  Deferred revenue                                      8,913     9,764
  Borrowings under line of credit agreement               -         209
  Current portion of capital lease obligations            846       162
                                                    ---------   -------
    Total current liabilities                          16,873    16,071

Capital lease obligations, net of current portion       1,010        54
Deferred revenue                                          221     1,717
Other liabilities                                         -         105
                                                    ---------   -------
    Total liabilities                                  18,104    17,947
                                                    ---------   -------

Commitments and contingencies                             -         -

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                 AS OF DECEMBER 31,
                                                                            -------------------------------
                                                                              1998                   1997
                                                                            --------               --------
LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)--(continued)

Stockholders' equity (deficit):
  Preferred Stock, $.01 par value, 2,000,000 and 501,914
    shares authorized in 1998 and 1997, respectively;                            -                      -
    no shares issued or outstanding
  Series A Junior Participating Preferred Stock, $.01 par value,
    500,000 shares authorized, no shares issued and outstanding
    in 1998 and 1997                                                             -                      -
  Series A Convertible Preferred Stock, $.01 par value,
    191,573 shares authorized, issued and outstanding
    in 1997; converted into 1,938,527 shares of
    Common Stock in 1998                                                         -                        2
  Series B Convertible Preferred Stock, $.01 par value,
    306,513 shares authorized in 1997; 295,672 shares
    issued and outstanding in 1997; converted into 2,991,905
    shares of Common Stock in 1998                                               -                        3
  Common Stock, $.01 par value, 50,000,000 shares
    authorized, no shares issued or outstanding in 1997;
    15,879,015 shares issued and outstanding in 1998                             159                    -
  Class A Common Stock, $.01 par value, 236,300 shares
    authorized in 1997, 236,300 issued and outstanding
    in 1997, converted into 1,030,398 shares of
    Common Stock in 1998                                                         -                        2
  Class B Common Stock, $.01 par value, 1,600,000 shares
    authorized in 1997, 658,125 issued and outstanding
    in 1997, converted into 6,659,567 shares of
    Common Stock in 1998                                                         -                        7
  Class C Common Stock, $.01 par value, 200,000 shares
    authorized in 1997; 50 shares issued and outstanding
    in 1997, converted into 409 shares of Common Stock
    in 1998                                                                      -                      -
  Additional paid-in capital                                                  64,068                 31,572
  Accumulated deficit                                                        (45,117)               (37,094)
                                                                            --------               --------
    Total stockholders' equity (deficit)                                      19,110                 (5,508)
                                                                            --------               --------
    Total liabilities and stockholders' equity (deficit)                    $ 37,214               $ 12,439
                                                                            ========               ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                          FOR THE YEARS
                                                        ENDED DECEMBER 31,
                                               ---------------------------------
                                                 1998       1997          1996
                                               -------    --------      --------
Revenues:
  License                                      $18,811    $  7,232      $  4,273
  Services                                      24,519      10,360         5,039
                                               -------    --------      --------
    Total revenues                              43,330      17,592         9,312
                                               -------    --------      --------
Cost of revenues:
  License                                          834         195           -
  Services                                      18,018       9,375         5,846
                                               -------    --------      --------
    Total cost of revenues                      18,852       9,570         5,846
                                               -------    --------      --------
Operating expenses:
  Sales and marketing                           16,024      13,656        10,451
  Research and development                       6,953       4,837         3,360
  General and administrative                     4,651       4,148         3,007
  Amortization of acquired intangibles             638       1,442         6,932
                                               -------    --------      --------
    Total operating expenses                    28,266      24,083        23,750
                                               -------    --------      --------
    Operating loss                              (3,788)    (16,061)      (20,284)
Compensation related to
  modification of escrow
  agreement                                     (4,183)        -             -
Interest expense                                  (207)       (206)         (179)
Interest and other income                          589         250            77
                                               -------    --------      --------
  Net loss                                     $(7,589)   $(16,017)     $(20,386)
                                               =======    ========      ========

Net loss per share -- basic and diluted        $ (0.52)   $  (1.37)     $  (2.30)
                                               =======    ========      ========
Weighted average shares
  outstanding -- basic and diluted              14,494      11,710         8,854
                                               =======    ========      ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                         SERIES A          SERIES B
                                        CONVERTIBLE       CONVERTIBLE        CLASS A           CLASS B
                                      PREFERRED STOCK   PREFERRED STOCK    COMMON STOCK      COMMON STOCK      COMMON STOCK
                                      ---------------   ---------------   ---------------   ---------------   ---------------
                                      SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Balance, December 31, 1995               -     $  -        -     $  -        -     $  -        122   $    1      -     $  -
Contributions
Net loss prior to the transfer of
  the Partnership to the
  Company                                -        -        -        -        -        -        -        -        -        -
Issuance of stock in connection
  with the Transaction                   192        2      -        -        236        2      536        6      -        -
Net proceeds from issuances
  of Series B Convertible
  Preferred Stock                        -        -         33      -        -        -        -        -        -        -
Non-cash issuance of options
  to purchase Common Stock
  for consulting services                -        -        -        -        -        -        -        -        -        -
Equity transaction of 1998 pooling
  transactions                           -        -        -        -        -        -        -        -        -        -
Net loss                                 -        -        -        -        -        -        -        -        -        -
                                        ----   ------     ----   ------      ---   ------     ----   ------   ------   ------
Balance, December 31, 1996               192        2       33      -        236        2      658        7      -        -
Net proceeds from issuances of
  Series B Convertible Preferred
  Stock                                  -        -        263        3      -        -        -        -        -        -
Equity transaction of 1998 pooling
  transactions                           -        -        -        -        -        -        -        -        -        -
Net loss                                 -        -        -        -        -        -        -        -        -        -
                                        ----   ------     ----   ------      ---   ------     ----   ------   ------   ------
Balance, December 31, 1997               192        2      296        3      236        2      658        7      -        -
Compensation related to modification
  of escrow agreement                    -        -        -        -        -        -        -        -        -        -
Equity transaction of 1998 pooling
  transactions                           -        -        -        -        -        -        -        -        -        -
Cancellation of shares related to
  release of escrow                      -        -        -        -       (168)      (1)     -        -        -        -
Mandatory conversion in connection
  with the Release Event                (192)      (2)    (296)      (3)     (68)      (1)    (658)      (7)  12,621      126
Issuance of Common Stock for
  initial public offering ("IPO")        -        -        -        -        -        -        -        -      3,250       33
Underwriting discounts and commissions
  in connection with the IPO             -        -        -        -        -        -        -        -        -        -
Offering costs in connection with the    -        -        -        -        -        -        -        -        -        -
Issuance of Common Stock from
  exercise of stock options              -        -        -        -        -        -        -        -          8      -
Non-cash issuance of options
  to Board to purchase Common
  Stock for board fees                   -        -        -        -        -        -        -        -        -        -
Net loss                                 -        -        -        -        -        -        -        -        -        -
                                        ----   ------     ----   ------      ---   ------     ----   ------   ------   ------
Balance, December 31, 1998               -     $  -        -     $  -        -     $  -        -     $  -     15,879   $  159
                                        ====   ======     ====   ======      ===   ======     ====   ======   ======   ======

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)
                                  (Continued)

                                                                   RETAINED      TOTAL
                                                       ADDITIONAL  EARNINGS   STOCKHOLDERS'
                                      GENERAL  LIMITED  PAID-IN  (ACCUMULATED   EQUITY
                                      PARTNER  PARTNERS CAPITAL    DEFICIT)    (DEFICIT)
                                      -------  -------- -------  ------------ -------------
Balance, December 31, 1995            $(3,698)  $2,726   $1,663   $  (1,616)  $    (924)
Contributions                                    1,070                            1,070
Net loss prior to the transfer of
  the Partnership to the
  Company                              (1,116)    (478)     -           -        (1,594)
Issuance of stock in connection
  with the Transaction                  4,814   (3,318)  14,185         -        15,691
Net proceeds from issuances
  of Series B Convertible
  Preferred Stock                         -        -      1,634         -         1,634
Non-cash issuance of options
  to purchase Common Stock
  for consulting services                 -        -        285         -           285
Equity transaction of 1998 pooling
  transactions                            -        -        295        (108)        187
Net loss                                  -        -        -       (18,792)    (18,792)
                                       ----     ----    -------   ---------   ---------
Balance, December 31, 1996                -        -     18,062     (20,516)     (2,443)
Net proceeds from issuances of
  Series B Convertible Preferred
  Stock                                   -        -     13,477         -        13,480
Equity transaction of 1998 pooling
  transactions                            -        -         33        (561)       (528)
Net loss                                  -        -        -       (16,017)    (16,017)
                                       ----     ----    -------   ---------   ---------
Balance, December 31, 1997                -        -     31,572     (37,094)     (5,508)
Compensation related to modification
  of escrow agreement                     -        -      4,183         -         4,183
Equity transaction of 1998 pooling
  transactions                            -        -        -          (434)       (434)
Cancellation of shares related to
  release of escrow                       -        -          1         -           -
Mandatory conversion in connection
  with the Release Event                  -        -       (113)        -           -
Issuance of Common Stock for
  initial public offering ("IPO")         -        -     32,467         -        32,500
Underwriting discounts and commission
  in connection with the IPO              -        -     (2,275)        -        (2,275)
Offering costs in connection with the     -        -     (1,841)        -        (1,841)
Issuance of Common Stock from
  exercise of stock options               -        -         43         -            43
Non-cash issuance of options
  to Board to purchase Common
  Stock for board fees                    -        -         31         -            31
Net loss                                  -        -        -        (7,589)     (7,589)
                                       ----     ----    -------   ---------   ---------
Balance, December 31, 1998             $  -     $  -    $64,068   $ (45,117)  $  19,110
                                       ====     ====    =======   =========   =========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                          ----------------------------------
                                                            1998         1997        1996
                                                          ---------    ---------   ---------
Cash flow from operating activities:
 Net loss                                                 $  (7,589)   $ (16,017)  $ (20,386)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                               1,924        2,087       7,316
  Provision for doubtful accounts                             1,369          444         241
  Issuance of equity instruments for services                    31          -           285
  Non-cash equity transactions of 1998 poolings                 -              8          34
  Compensation related to modification of
   escrow agreement                                           4,183          -           -
  Changes in operating assets and liabilities,
   net of effects of acquisitions:
   Accounts receivable                                      (10,667)      (3,424)     (1,930)
   Prepaid expenses and other current assets                 (1,042)        (448)       (347)
   Other assets                                                (201)        (128)         (7)
   Accounts payable                                           1,049          860         486
   Accrued expenses                                             129        1,898       1,936
   Deferred revenue                                          (2,456)       6,672       2,357
   Other liabilities                                              4           58         -
                                                          ---------    ---------   ---------
    Net cash used in operating activities                   (13,266)      (7,990)    (10,015)
                                                          ---------    ---------   ---------

Cash flows from investing activities:
 Purchases of property and equipment                           (241)      (1,434)       (155)
 Amount received from affiliate and shareholder                 -             25         221
 Net issuances of notes receivable                             (255)         (49)        (45)
 Cash used in acquisitions                                      -            -          (661)
                                                          ---------    ---------   ---------
    Net cash used in investing activities                      (496)      (1,458)       (640)
                                                          ---------    ---------   ---------

Cash flows from financing activities:
 Net borrowings (payments) under line of credit agreements     (209)      (1,409)        926
 Net proceeds from notes payable - related parties              -            -           595
 Due to affiliate                                               -            -          (450)
 Borrowings (principal payments) of notes payable               -           (273)         23
 Net proceeds from capital lease obligations                    381          -           -
 Principal payments on capital lease obligations               (545)        (215)       (162)
 Contributions to partners' capital                             -            -         1,070
 Net proceeds from issuances of Convertible Preferred Stock     -         13,479       9,423
 Equity transactions of 1998 poolings                          (434)        (284)        229
 Net proceeds from issuance of Common Stock                  28,427          -           -
                                                          ---------    ---------   ---------
    Net cash provided by financing activities                27,620       11,298      11,654
                                                          ---------    ---------   ---------

Net increase in cash and cash equivalents                    13,858        1,850         999
Cash and cash equivalents, beginning of year                  3,270        1,420         421
                                                          ---------    ---------   ---------
Cash and cash equivalents, end of year                    $  17,128    $   3,270   $   1,420
                                                          =========    =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                   $     207    $     150   $     152
                                                          =========    =========   =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

 The Company entered into capital lease obligations to acquire new equipment totaling $2,183, $0 and $207 in 1998, 1997 and 1996, respectively. Certain new equipment financed during 1998 was purchased in the latter part of 1997.

 In 1998, the Company acquired five third-party resellers in transactions accounted under the pooling-of-interests accounting method (see Note 15).

 Prior to the closing of the initial public offering of the Company's Common Stock in June 1998, shares of Common Stock were issued upon the conversion of Series A Convertible Preferred Stock, Series B Convertible Perferred Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock.

 In 1996, the Company issued Class A Common Stock and Class B common Stock in connection with the transactions discussed in Note 10.

 In 1996, the Company issued 8,534 shares of Series A Convertible Preferred Stock (converted into 86,356 shares of Common Stock) valued at $446 to certain former limited parnters for limited partnership interests in the Partnership (see Note 10).

 In 1996, $75 of accrued but unpaid dividends were declared by one of the Acquired Resellers.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS

         The Ultimate Software Group, Inc. (the "Company") or, prior to the transactions consummated in April 1996 as further discussed below, The Ultimate Software Group, Ltd. (the "Partnership"), designs, markets, implements and supports technologically advanced, cross-industry human resource management and payroll software solutions, marketed primarily to middle-market organizations with 500 to 15,000 employees. The Company reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners.

         In April 1996, the Company completed a series of transactions (the "Transactions") whereby the businesses of certain third-party resellers of the Company's products were purchased by the Partnership, and the business and operations of the Partnership, along with the acquired businesses, were transferred and conveyed to the Company in exchange for certain shares of Class A and Class B Common Stock of the Company. The acquisitions were accounted for under the purchase method of accounting. See Note 12. The Company issued shares of its Class B Common Stock in exchange for all of the issued and outstanding shares of the capital stock of the Partnership's general partner, The Ultimate Software Group, Inc., a Florida corporation ("GP"), and for all of the issued and outstanding shares of the capital stock of Strategic Image Systems, Inc. ("Strategic"), a limited partner of the Partnership. Such exchange was accounted for on a historical cost basis as GP and Strategic were related to the Partnership. As a result of the Transactions, GP and Strategic became wholly-owned subsidiaries of the Company. For a more detailed description of the Transactions, see Note 10.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

         In February and March 1998, the Company acquired the businesses of five third-party resellers of the Company's products (the "Acquired Resellers") in exchange for an aggregate of 121,856 shares of the Company's Class B Common Stock, (converted into 1,233,061 shares of the Company's common stock, par value $.01 per share (the "Common Stock") in connection with the initial public offering discussed in Note 3). The Company accounted for these transactions using the poolings-of-interest method of accounting. Therefore the accounts of the Acquired Resellers have been included retroactively in the consolidated financial statements as if the companies had operated as one entity since inception. See Note 15.

CASH AND CASH EQUIVALENTS

         All highly liquid instruments with an original maturity of three months or less when acquired are considered cash equivalents. The accompanying consolidated balance sheets include $16.6 million and $1.5 million in interest-bearing accounts as of December 31, 1998 and 1997, respectively.

ACCOUNTS RECEIVABLE

         Accounts receivable are principally from end-users of the Company's products. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses.

         A rollforward of allowances for doubtful accounts is as follows (in thousands):

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                              1998                 1997               1996
                                                             ------                ----               ----
Balance, beginning of year                                   $  534                $215               $ 24
      Provision for doubtful accounts                         1,369                 444                241
      Deductions (1)                                           (784)               (125)               (50)
                                                             ------                ----               ----
Balance, end of year                                         $1,119                $534               $215
                                                             ======                ====               ====

-------------
(1)      Represents trade receivables written off and credits applied.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease over periods ranging from three to five years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

REVENUE RECOGNITION

         The Company licenses software under noncancellable license agreements and provides services including maintenance, implementation, training and consulting services. In accordance with the provision of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," license revenues are generally recognized when a noncancellable license agreement has been signed, the product has been shipped, no significant vendor obligations remain and collection of the related receivable is considered probable. Revenues from maintenance agreements for maintaining, supporting and providing periodic updates are recognized ratably over the maintenance period, which in most instances is one year. Revenues for training and consulting services are recognized as services are performed.

         Prior to 1996, the Company entered into 18 exclusive reseller agreements with third parties, which provided each such party with exclusive distribution rights to sell the Company's products in a specified territory. In consideration, the Company received an up-front nonrefundable fee, which ranged from $25,000 to $300,000. Such fees were recognized as revenues, at the time an agreement was executed. In 1996 and 1995, the Company bought back, or otherwise reacquired, the distribution rights of 13 of its resellers. As of December 31, 1997, the Company had five third-party resellers, the businesses of which were subsequently acquired in 1998. See Notes 10 and 15.

         The Company also generates revenues relating to the sale of payroll-related forms and the printing of Form W-2's for certain customers. Such revenues are recognized as the product is shipped or as the services are rendered.

         Until 1997, substantially all of the Company's revenues were derived from its UltiPro for Lan product and related services. The Company has shifted its focus from a product based on DOS and local area network (Lan) technologies, UltiPro for Lan, to a product based on Windows and client/server technologies, UltiPro HRMS/Payroll. As a result of this shift and the decrease in general market demand for DOS-based products, the Company's revenues from its UltiPro for Lan product declined to an immaterial amount in 1998. While the Company still derives revenues from the support, service and limited sales of the UltiPro for Lan product line, its UltiPro HRMS/Payroll product and related support and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future as the Company no longer actively markets the DOS-based product. As a percentage of total license revenues, revenues derived from UltiPro for Lan were 1.6%, 41.4% and 100.0% in 1998, 1997 and 1996, respectively.

DEFERRED REVENUE

         Deferred revenue is comprised of deferrals for (i) license revenues for which product has not yet been delivered or obligations have not yet been fulfilled (in the case of committed upgrades) and (ii) service revenues for which maintenance, implementation, training and consulting services have not yet been rendered.

         As of December 31, 1998 and 1997, $221,000 and $1,717,000,
respectively, of deferred revenue will be recognized in periods after the years ending December 31, 1998 and 1999.

         Associated deferred costs, relating to commissions, were $388,000 and $330,000 at December 31, 1998 and 1997, respectively. Commission expense is recognized in the period the related revenue is recognized.

COST OF REVENUES

         The cost of revenues consists of cost of license revenues and cost of service revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company. Cost of service revenues primarily consists of costs to provide consulting, implementation, maintenance, technical support and training to the Company's customers, the cost of providing periodic updates and costs related to sales of payroll-related forms.

INCOME TAXES

         Income taxes were not provided for, or payable, by the Partnership. Partners were taxed individually on their share of Partnership earnings. Subsequent to the Transactions discussed in Note 10, the Company is subject to corporate Federal and state income taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

ACQUIRED INTANGIBLES

         Acquired intangibles were amortized on a straight-line basis over 30 months, the estimated useful life of such acquired assets (primarily consisting of customer lists and personnel). In accordance with SFAS No. 121, "Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining acquired intangibles may warrant revision or may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted cash flows from operations over the remaining life of the cost in excess of net assets of acquired businesses, in measuring whether such cost is recoverable. Operating results as well as projected future cash flows relating to the resellers acquired during 1996 indicated an impairment in acquired intangibles as of December 31, 1997 and 1996. Accordingly, the Company charged additional amounts of

$308,000 and $5,050,000 to amortization of acquired intangibles in 1997 and 1996, respectively, to reduce acquired intangibles to their estimated realizable value. Amortization of acquired intangibles was $638,000, $1,442,000 and $6,932,000 in 1998, 1997 and 1996, respectively. As of December 31, 1998, acquired intangibles were fully amortized.

SOFTWARE DEVELOPMENT COSTS

         SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between the achievement of technological feasibility of the Company's products and the point at which the product is ready for general release have historically substantially coincided, and, as a result, software development costs required to be capitalized have been immaterial. As of December 31, 1998, capitalized software costs totaled $53,000. There were no capitalized software costs as of December 31, 1997.

USE OF ESTIMATES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and borrowings approximate fair value due to their short-term nature.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the pro forma disclosures required by SFAS 123 for each of the three years ended in the period ended December 31, 1998. See Note 9.

EARNINGS PER SHARE

         SFAS No. 128, "Earnings Per Share," became effective in the fourth quarter of 1997 and requires two presentations of earnings per share--"basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

         The following options to purchase shares of common stock were outstanding during each year, but were not included in the computation of diluted earnings per share because the Company reported a net loss for all years presented and, therefore, the effect would be antidilutive:

                                            1998               1997              1996
                                         ---------          ---------          -------
Number of options                        2,104,562          1,748,735          768,123
Weighted average
     exercise price                          $6.89              $6.27            $5.16

         For the Company, earnings per share under SFAS No. 128 for each of the three years ended December 31, 1998 was the same as if it were computed in accordance with the prior rule due to the antidilutive nature of the potential common stock equivalents. See Note 2 and Note 9 for more information regarding earnings per share and options to purchase Common Stock, respectively.

         Basic and diluted loss per share for all periods presented include the impact of the subsequent conversion of shares of Preferred and Common Stock outstanding as described in Notes 10 and 17, effected for the stock split discussed in Note 3.

COMPREHENSIVE INCOME

         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements since there are no material differences between comprehensive income, as defined in SFAS 130, and the Company's net loss for all periods presented.

SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") effective December 31, 1998. SFAS 131 establishes standards for the way that public companies report selected information about operating segments in annual interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment. As a result, no additional disclosure was required.

RECENT ACCOUNTING STATEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued in June 1998 and is effective for the Company's fiscal year ending December 31, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 will have no material impact on its financial statements as it has entered into no derivative contracts and has no current plans to do so in the foreseeable future.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company will adopt SOP 98-1 prospectively effective January 1, 1999. The Company does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

3.       INITIAL PUBLIC OFFERING

         On June 5, 1998, the Company completed the sale of 3,250,000 shares of the Company's common stock, par value $.01 (the "Common Stock"), in an initial public offering at an offering price of $10 per share (the "IPO"). Prior to the closing of the IPO, the Company's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock were converted into Common Stock. In connection with the IPO, the Company effected a 10.119-for-1 stock split of the issued and outstanding shares of the Common Stock. All references to Common Stock amounts, shares and per share data have been adjusted to give retroactive effect to the stock split.

4.       ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                          AS OF DECEMBER 31,
                                                        ----------------------
                                                         1998            1997
                                                        ------          ------
Compensation and benefits                               $1,705           $ 692
Bonuses                                                      -           1,778
Third-party implementation consultants                     854             152
Other items individually less than
      5% of total current liabilities                    1,794           1,602
                                                        ------          ------
                                                        $4,353          $4,224
                                                        ======          ======

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                           AS OF DECEMBER 31,
                                         --------------------
                                          1998          1997
                                         -------      -------
Equipment                                $ 4,675      $ 2,847
Furniture, fixtures and improvements         457          244
                                         -------      -------
                                           5,132        3,091
Less accumulated depreciation
     and amortization                     (2,674)      (1,388)
                                         -------      -------
                                         $ 2,458      $ 1,703
                                         =======      =======

         Included in property and equipment is equipment acquired under capital leases as follows (in thousands):

                                           AS OF DECEMBER 31,
                                         --------------------
                                         1998           1997
                                        ------         ------
Equipment                               $2,474          $672
Less accumulated amortization           (1,061)         (528)
                                        ------          -----
                                        $1,413          $144
                                        ======          =====

         Depreciation and amortization expense on property and equipment totaled $1,286,000, $645,000 and $384,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

6.       CAPITAL LEASE OBLIGATIONS

         The Company leases certain equipment under noncancellable agreements which are accounted for as capital leases and expire at various dates through 2001. Interest rates on these leases range from 4.8% to 17.9%. The annual maturities of the capital lease obligations are as follows as of December 31, 1998 (in thousands):

YEAR                                                   AMOUNT
----                                                   ------
1999                                                  $  846
2000                                                     795
2001                                                     340
                                                      ------
                                                       1,981
Less amount representing interest                       (125)
                                                      ------
Lease obligations reflected as current
      ($846) and non-current ($1,010)                 $1,856
                                                      ======

7.       LINE OF CREDIT AGREEMENTS

         In September 1996, the Company entered into a line of credit with a bank (the "Working Capital Line") for the lesser of $4,000,000 or 80% of eligible receivables, as defined. The Working Capital Line was increased to the lesser of 80% of the eligible receivables (as defined) or $6.0 million for the period beginning April 23, 1998 and ending September 30, 1998. The Working Capital Line was further amended, to extend the agreement to November 30, 1999 with available borrowings equivalent to the lesser of $4,000,000 or 80% of eligible receivables, as defined. The Working Capital Line bears interest at LIBOR plus 4.875% per annum (9.885% and 10.875% at December 31, 1998 and 1997, respectively), but not less than 8.000% per annum in any month. Interest on the Working Capital Line is payable monthly. No amounts were outstanding under the Working Capital Line as of December 31, 1998 and 1997. The Working Capital Line is renewable for successive one-year terms, unless either party elects to terminate the agreement. The Working Capital Line is collateralized by substantially all of the Company's assets.

         The Company had a $200,000 line of credit with a bank bearing interest at prime plus 1.0% (9.5% at December 31, 1997), payable quarterly through maturity. The line matured in January 1998 and was collateralized by the accounts receivable of a subsidiary of the Company. The amount outstanding under the line of credit was $109,000 as of December 31, 1997.

         The Company had $130,000 available under another line of credit agreement with a bank bearing interest at 9.0% per annum. As of December 31, 1997, $100,000 was outstanding under the line of credit which was repaid in 1998.

8.       INCOME TAXES

         No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses. At December 31, 1998, the Company has approximately $27,400,000 of net operating loss carryforwards for federal income tax reporting purposes available to offset future taxable income. The carryforwards expire through 2018. Utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

         The components of the net deferred tax assets included in the accompanying consolidated balance sheets are as follows (in thousands):

                                         AS OF DECEMBER 31,
                                      ----------------------
                                        1998          1997
                                      --------      --------
Net operating losses                  $ 10,700      $  8,091
Deferred revenue                            86         1,010
Accruals not currently deductible            -           693
Allowance for doubtful accounts            436           170
Deferred commissions                         -          (129)
Other                                      (38)          (18)
Valuation allowance                    (11,184)       (9,817)
                                      --------      --------
 Net deferred income tax assets       $      -      $      -
                                      ========      ========

         The Company has provided a full valuation allowance on the deferred tax assets as realization of such amounts is not considered more likely than not. The Company reviews the valuation allowance requirement periodically and makes adjustments as warranted.

         No pro forma adjustments to reflect income tax benefits have been included in the accompanying statements as it is management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles.

9.       STOCK OPTIONS

         The Company has adopted The Ultimate Software Group, Inc. Nonqualified Stock Option Plan (the "Plan") under which the Company is authorized to issue options to purchase a total of 5,059,500 shares of the Company's Common Stock to directors, officers and employees of the Company. Under the Plan, options to purchase shares of Common Stock may be granted at prices equal to the market value of shares of the Company's Common Stock as of the date of grant, or at such other amount as may be determined by the Compensation Committee of the Board of Directors appointed to administer the Plan (the "Committee"). The Committee has discretion under the Plan to prescribe vesting periods for options which are granted under the Plan. In addition, options granted under the Plan become immediately exercisable in the event of a change in control of the Company and in certain other circumstances . The maximum term of the options granted under the Plan is 10 years.

         The Plan provides that non-employee members of the Company's Board of Directors shall receive options in lieu of any retainer or meeting fees for serving on the Board or committees thereof. Such options vest upon the date of grant and have an exercise price equal to 30% of fair market value of the Company's Common Stock on the date of grant. The Company has accounted for such options in accordance with the requirements prescribed in SFAS 123 with a total non-cash charge of $31,000 and zero in 1998 and 1997, respectively.

         A summary of the Company's Plan as of December 31, 1998 and 1997 and changes during the years then ended, is presented below: WEIGHTED AVERAGE

                                                                       WEIGHTED
                                                                        AVERAGE
                                                    SHARES          EXERCISE PRICE
                                                  ----------        --------------
Outstanding at December 31, 1996                     768,123           $   5.16
      Granted                                      1,000,010               7.12
      Exercised                                         (506)              5.16
      Forfeited                                      (18,892)              5.16
                                                  ----------           --------
Outstanding at December 31, 1997                   1,748,735               6.27
      Granted                                        443,174               9.10
      Exercised                                       (8,300)              5.16
      Forfeited                                      (79,047)              5.77
                                                  ----------           --------
Outstanding at December 31, 1998                   2,104,562           $   6.89
                                                  ==========           ========

Options exercisable at December 31, 1998           1,354,150           $   6.30
                                                  ==========           ========

         At December 31, 1998, the weighted average contractual life of options outstanding was 104 months.

         Pro forma information is required by SFAS 123 for options issued to employees and has been determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 5.0%-5.5% for 1998 and 6.4%-6.7% for 1997 and 1996, dividend yield of 0% for all three years presented, expected volatility of 65% in 1998 and 1997 and .01% in 1996 and an expected life of 3-6 years for each of the three years presented. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                FOR THE YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------
                                        1998                 1997                 1996
                                      ---------           ----------           ----------
Net loss:
      As reported                     $  (7,589)          $  (16,017)          $  (20,386)
      Pro forma                          (8,446)             (17,385)             (20,853)
Basic and Diluted per share:
      As reported                     $   (0.52)          $    (1.37)          $    (2.30)
      Pro forma                           (0.58)               (1.48)               (2.36)

         The Company has also issued options to purchase shares of its Common Stock to non-employees for consulting services. See Note 10.

10.      STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

         As discussed more fully in Note 3, in June 1998 the Company sold 3,250,000 shares of the Company's Common Stock in an initial public offering at an offering price of $10 per share. Net proceeds to the Company from the IPO were $28.4 million.

THE TRANSACTIONS

         The Company was formed in April 1996 in connection with the consummation of a series of transactions during the second and third calendar quarters of 1996, including the following:

         (i) the businesses owned by nine third-party resellers of the Partnership's products (the "Participating Resellers") were acquired by the Partnership in consideration for the issuance by the Partnership to such Participating Resellers of special limited partnership interests in the Partnership;

         (ii) the shareholders of GP and Strategic (the "Participating Stockholders") assigned and transferred their shares in GP and Strategic to the Company in exchange for the issuance by the Company of an aggregate of 272,157 shares of Class B Common Stock (subsequently converted into 2,753,957 shares of Common Stock);

         (iii) the business and operations of the Partnership were transferred and conveyed to the Company in exchange for the issuance by the Company of 236,300 shares of Class A Common Stock (subsequently converted into 1,030,398 shares of Common Stock) and 536,269 shares of Class B Common Stock (converted into 5,426,506 shares of Common Stock), 272,157 of such shares of Class B Common Stock (converted into 2,753,956 shares of Common Stock) were beneficially owned by the Company as a result of its acquisition of GP and Strategic, and payment of $661,000 in cash;

         (iv) the Company entered into escrow agreements with the Partnership and the Participating Stockholders, respectively, obligating the Partnership to surrender shares of Class A and Class B Common Stock and the Participating Stockholders and the Partnership to surrender certain shares of Class B Common Stock to the Company for cancellation under certain circumstances as provided therein; and

         (v) J.P. Morgan Investment Corporation ("Morgan") and others invested $10,000,000 in 191,573 newly issued shares of the Company's Series A Convertible Preferred Stock (converted into 1,938,527 shares of Common Stock) (including approximately $1,300,000 for 24,904 shares (converted into 252,004 shares of Common Stock) representing cancellation of indebtedness of the Company and $446,000 for 8,534 shares (converted into 86,356 shares of Common Stock) representing limited partnership interest conversions). All shares of Series A Convertible Preferred Stock were issued at $52.20 per share.

         The acquisitions of the Participating Resellers were accounted for under the purchase method of accounting and are more fully described in Note 15. The exchange of the Participating Stockholders' interest for shares of the Company was accounted for on a historical cost basis as the exchange was between common controlling interests. GP and the Company were under common control at the time of the exchange.

DESCRIPTION OF CAPITAL STOCK

PREFERRED STOCK

         During 1998, the Company authorized for future issuance a total of 2,500,000 shares of Preferred Stock, $.01 par value, including the 500,000 shares of Series A Junior Participating Preferred Stock discussed below.

SERIES A JUNIOR PARTICIPATING PREFERRED STOCK

         In October 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Rights Plan") in which one preferred stock purchase right was distributed as a dividend for each share of Common Stock held of record as of the close of business on November 15, 1998 (the "Right" or, collectively, the "Rights").

         The Rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock or commences or announces a tender offer which would result in such person or group beneficially owning 15% or more of the Company's outstanding Common Stock. Each Right entitles the holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock for $45.

         The Rights Plan has certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors.

SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

         Pursuant to Board action taken in the second calendar quarter of 1998 following the occurrence of the Release Event (see Note 17) (the "Board Action"), each of the outstanding shares of Series A and Series B Convertible Preferred Stock was converted into 10.119 shares of the Company's Common Stock prior to the closing of the IPO.

 CLASS A, CLASS B AND CLASS C COMMON STOCK

         The shares of the Class A, Class B and Class C Common Stock were subject to mandatory conversion into shares of Common Stock if the Board of Directors of the Company declared a mandatory conversion following the occurrence of a Release Event. Pursuant to the Board Action, each outstanding share of Class A, Class B and Class C Common Stock was converted into shares of the Company's Common Stock.

 COMMON STOCK

         Shares of Common Stock were issued upon the conversion of shares of the other classes of Common and Preferred Stock and no shares of Common Stock were issued prior to any such conversion.

         The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

 ESCROW AGREEMENTS

         All of the 236,300 shares of Class A Common Stock issued in connection with the Transactions were placed in escrow pursuant to an escrow agreement between the Partnership and the Company (the "Class A Escrow Agreement") to be held until the occurrence of a Release Event. Upon the occurrence of a Release Event, the Class A Escrow Agreement required the Partnership to return to the Company for cancellation any shares of Class A Common Stock that the Partnership was not entitled to retain under a formula that generally measured (i) the revenues of the Participating Resellers during a recent 12 month period preceding the Release Event, against (ii) the total revenues of the Company in the same 12 month period. In March 1998, 68,747 of the shares of Class A Common Stock (which were converted into 1,030,398 shares of Common Stock) held under the Class A Escrow Agreement were released to the Partnership and the remaining 167,553 shares of Class A Common Stock held in the Class A Escrow were surrendered to the Company and cancelled. See Note 17.

         A total of 230,700 shares of the Class B Common Stock (converted into 2,334,453 shares of Common Stock), issued in connection with the Transactions were held in escrow pursuant to an escrow agreement among the Company, the Partnership and the Participating Stockholders (the "Class B Escrow Agreement") until the occurrence of a Release Event. Of such 230,700 shares of Class B Common Stock, 77,665 (converted into 785,892 shares of Common Stock) were beneficially owned by the Company as a result of its acquisition of GP and Strategic. See Note 17.

OTHER EQUITY TRANSACTIONS

         In 1998, the Company granted options to non-employee directors to purchase (i) 1,230 shares of the Company's Common Stock for $2.78 and (ii) 3,688 shares of the Company's Common Stock for $2.33 in exchange for services rendered. Such options are currently exercisable and were valued on the date of grant using the Black-Scholes option-pricing model. Assumptions used in valuing such options are discussed in Note 9. The related expense was $31,000 and is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 1998.

         In December 1996, the Company sold 32,736 shares of Series B Convertible Preferred Stock (converted into 331,256 shares of Common Stock) at $52.20 per share. Net proceeds from such sales were $1,633,800. In 1997, the Company sold 262,934 additional shares of Series B Convertible Preferred Stock (converted into 2,660,649 shares of Common Stock) at $52.20 per share. Net proceeds from such sales were $13,479,193.

11.      COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases corporate office space and certain equipment under noncancellable operating lease agreements expiring at various dates. The Company has executed a lease for its new corporate headquarters which expires in 2014 with lease payments commencing upon occupancy. The Company intends to move into the new facility in mid-1999. Total rent expense under these agreements was $2,012,000, $1,143,000 and $1,139,000 for the years ended December 31, 1998,
1997 and 1996, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 1998 (in thousands):

     YEAR                   AMOUNT
     ----                   ------
     1999                   $1,598
     2000                    1,418
     2001                    1,279
     2002                      881
     2003                      880
                            ------
                            $6,056
                            ======

PRODUCT LIABILITY

         Software products such as those offered by the Company frequently contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. Despite extensive testing, the Company from time to time has discovered defects or errors in products. There can be no assurance that such defects, errors or difficulties will not cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with the Company's products. In addition, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

LITIGATION

         From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company's business, operating results and financial condition.

12.      PARTNERSHIP ACQUISITIONS

         Effective April 25, 1996, the Partnership acquired the businesses of the Participating Resellers for special limited partnership interests in the Partnership, the assumption of certain obligations and $661,000 in cash. The acquisitions were accounted for under the purchase accounting method. The purchase price, together with the net liabilities assumed, was recorded as intangible assets as follows (in thousands):

Purchase price                                                  $7,337
Net liabilities assumed                                          1,463
                                                                ------
Acquired intangibles, primarily customer lists and personnel    $8,800
                                                                ======

         During 1996, subsequent to the Transactions, and during the year ended December 31, 1997, the Company paid the former owners of the Participating Resellers fees totaling approximately $130,000 and $213,000, respectively, in accordance with an agreement entered into as part of the Transactions. Such fees are included in general and administrative expenses in the accompanying consolidated statements of operations. In accordance with the agreement, monthly payments aggregating approximately $14,000 will continue until the Company completes an initial public offering of its Common Stock.

13.      RELATED PARTY TRANSACTIONS

         In mid-1999, the Company intends to move its corporate headquarters into a new and larger facility currently under construction in Weston, Florida. On December 31, 1998, the Company executed a commercial office lease to lease all available square footage in this new facility, or approximately 40,000 square feet. The lessor for this facility is a limited partnership of which a director of the Company is a limited partner. Execution of the lease was made upon approval of a majority of disinterested members of the Board of Directors of the Company. The Company believes that the terms of the lease are no less favorable than could be obtained from an unaffiliated party.

         In 1996, the Partnership issued promissory notes to related parties in the aggregate amount of $1,300,000 which bore interest at 12%. The obligations of the Partnership under such notes were assumed by the Company in connection with the Transactions and were cancelled in May 1996 in consideration of the issuance of approximately 24,904 shares of Series A Convertible Preferred Stock (converted into 252,004 shares of Common Stock) to the holders thereof.

14.      EMPLOYEE BENEFIT PLAN

         The Company provides retirement benefits for eligible employees, as defined, through a defined contribution benefit plan that is qualified under
Section 401(k) of the Internal Revenue Code (the "Plan"). Contributions to the Plan, which are made at the sole discretion of the Company, were $267,000, $231,000 and $56,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

15.      ACQUISITION OF RESELLERS

         In February and March 1998, the Company acquired the businesses of five third-party resellers of the Company's products (the "Acquired Resellers") in exchange for an aggregate of 121,856 shares of the Company's Class B Common Stock (converted into 1,233,056 shares of Common Stock). Prior to these acquisitions, the Company and its stockholders had no ownership interest in the five Acquired Resellers and the financial and operating policies of the Acquired Resellers were not controlled by the Company. The acquisition of such Acquired Resellers was accounted for under the poolings-of-interest method of accounting.

         The following information details the results of operations of the Company and the Acquired Resellers for periods before the poolings-of-interests combinations were consummated:

                                                 YEARS ENDED DECEMBER 31,
                                                ---------------------------
                                                  1997               1996
                                                --------           --------
Revenues:
       The Company                              $ 14,137           $  6,621
       Acquired Resellers                          3,455              2,691
                                                --------           --------
                                                $ 17,592           $  9,312
                                                ========           ========
Net loss:
       The Company                              $(15,491)          $(19,997)
       Acquired Resellers                           (526)              (389)
                                                --------           --------
                                                $(16,017)          $(20,386)
                                                ========           ========
Net loss per share- basic and diluted:
       The Company                              $  (1.48)          $  (2.62)
       Acquired Resellers                           0.11               0.32
                                                --------           --------
                                                $  (1.37)          $  (2.30)
                                                ========           ========

16.      MODIFICATION TO ESCROW AGREEMENT

         In March 1998, the Class B Escrow Agreement was modified to provide that all of the shares of Class B Common Stock held in escrow were to be released upon the execution of a firm underwriting agreement for the initial public offering of the Company's capital stock on or before July 1, 1998. Accordingly, approximately $4.2 million of compensation expense was recorded as of the date of modification, representing 60,429 shares of Class B Common Stock of the Company (converted into 611,477 shares of Common Stock) released to directors, officers and employees of the Company, multiplied by the difference between the fair market value of the Class B Common Stock on the date of the modification and the price paid by the holders of the shares.

17.      RELEASE EVENT

         In March 1998, the "Release Event" occurred when the businesses of the five Acquired Resellers were acquired by the Company and the GP determined that such acquisitions should result in the liquidation of the Partnership. Following the occurrence of such Release Event, the following events occurred: (i) the Board of Directors declared a mandatory conversion of the outstanding shares of the Company's Class A, Class B and Class C Common Stock and such shares were converted into shares of Common Stock of the Company; (ii) 68,747 of the shares of Class A Common Stock (subsequently converted into 1,030,398 shares of Common Stock) held in escrow pursuant to the Class A Escrow Agreement were released to the Partnership and the remaining shares held in escrow pursuant to the Class A Escrow Agreement were returned to the Company for cancellation; and (iii) the Partnership was dissolved and liquidated and all of the shares of Common Stock held by the Partnership were distributed to its partners, including the distribution of shares (converted into 1,030,398 shares of Common Stock) to the Participating Resellers. No modification of the original recorded purchase price of the Participating Resellers was required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Management."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Certain Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Documents filed as part of this report:

         (1) Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K:

                  Report of Independent Certified Public Accountants Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the Years Ended
                    December 31, 1998, 1997 and 1996
                  Consolidated Statements of Stockholders' Equity (Deficit)
                    for the Years Ended December 31, 1998, 1997 and 1996
                  Consolidated Statements of Cash Flows
                    for the Years Ended December 31, 1998, 1997 and 1996
                  Notes to Consolidated Financial Statements

         (2) Consolidated Financial Statement Schedules. None.

         (3) Exhibits

NUMBER                               DESCRIPTION
------                               -----------
3.1         Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on
            Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the
            "Registration Statement")

3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the Registration Statement)

4.1         Form of Certificate for the Common Stock, par value $0.01 per share*

10.1 Shareholders Rights Agreement, dated June 6, 1997 among the Company and certain stockholders named therein*

10.2        Asset Purchase Agreement, dated February 2, 1998, among The Ultimate
            Software Group of Virginia, Inc., the Company and certain principals named therein*

10.3        Asset Purchase Agreement, dated February 2, 1998, among the Company,
            The Ultimate Software Group of the Carolinas, Inc. and certain principals name therein*

10.4        Asset Acquisition Agreement, dated February 20, 1998, among the
            Company, The Ultimate Software Group of Northern California, Inc.
            and certain principals named therein*

10.5        Asset Purchase Agreement dated March 4, 1998, among the Company,
            Ultimate Investors Group, Inc. and certain principals name therein*

10.6        Agreement and Plan of Merger dated February 24, 1998, among the
            Company, ULD Holding Corp., Ultimate Software Group of New York and
            New England, G.P. and certain principals named therein*

10.7        Nonqualified Stock Option Plan*

10.8        Lease Agreement, between the Company, as successor to The Ultimate
            Software Group, Ltd., and Gary A. Poliakoff as Trustee for Emerald
            Lake Trust, dated November 16, 1993 and extensions thereof*

10.9        Extension Agreement entered into between Greyrock Capital, a
            Division of NationsCredit Commercial Corporation, and The Ultimate
            Software Group, Inc. dated November 24, 1998**

10.10 Extensions of Lease Agreement, between the Company, as successor to The Ultimate Software Group, Ltd., and Gary A. Poliakoff as Trustee for Emerald Lake Trust**

10.11       Commercial Office Lease agreement by and between UltiLand, Ltd., a
            Florida limited partnership, and the Company, dated December 31, 1998**

10.12 Rights Agreement, dated as of October 22, 1998, between the Company and BankBoston, N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of Designations of Series A Junior Preferred
            Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K dated
            October 23, 1998)

21.1        Subsidiaries of the Registrant*

27.1        Financial Data Schedule**

99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995**

----------
* Incorporated herein by reference to the corresponding exhibit in the Company's Registration Statement.
**       Filed herewith.

         (b) Reports on Form 8-K

         On October 23, 1998, the Company filed a Current Report on Form 8-K, dated October 22, 1998, which announced the adoption by the Board of Directors of a Rights Agreement and the dividend of one preferred share purchase right for each outstanding share of Common Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ULTIMATE SOFTWARE GROUP, INC.

Date: March 29, 1999           By:  /S/ MITCHELL K. DAUERMAN
                                    --------------------------------------
                               Executive Vice President, Chief Financial Officer
                               and Treasurer
                               (Authorized Signatory and
                               Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                       TITLE                                  DATE
               ---------                                       -----                                  ----
           /S/ SCOTT SCHERR                    President, Chief Executive Officer and            March 29, 1999
           ----------------                            Chairman of the Board
             Scott Scherr

       /S/ MITCHELL K. DAUERMAN              Executive Vice President, Chief Financial           March 29, 1999
       ------------------------                        Officer and Treasurer
         Mitchell K. Dauerman

          /S/ ALAN GOLDSTEIN                 Executive Vice President, Chief Technology          March 29, 1999
          ------------------                            Officer and Director
         Alan Goldstein, M.D.

          /S/ MARC D. SCHERR                         Vice Chairman of the Board                  March 29, 1999
          ------------------
            Marc D. Scherr

          /S/ OFER NEMIROVSKY                                 Director                           March 29, 1999
          -------------------
            Ofer Nemirovsky

            /S/ RICK WILBER                                   Director                           March 29, 1999
            ---------------
              Rick Wilber

                                 EXHIBIT INDEX

NUMBER                               DESCRIPTION
------                               -----------
10.9        Extension Agreement entered into between Greyrock Capital, a
            Division of NationsCredit Commercial Corporation, and The Ultimate
            Software Group, Inc. dated November 24, 1998**

10.10 Extensions of Lease Agreement, between the Company, as successor to The Ultimate Software Group, Ltd., and Gary A. Poliakoff as Trustee for Emerald Lake Trust**

10.11       Commercial Office Lease agreement by and between UltiLand, Ltd., a
            Florida limited partnership, and the Company, dated December 31, 1998**

27.1        Financial Data Schedule**

99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995**