Form 10-Q
period 1999-03-31
ULTIMATE SOFTWARE GROUP INC
filed 1999-05-17
CIK 1016125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-24347

                        THE ULTIMATE SOFTWARE GROUP, INC.
              ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                               65-0694077
      ------------------------------       ------------------------------------
      State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization


        3111 STIRLING ROAD, FORT LAUDERDALE, FL                33312
        ---------------------------------------              ---------
       (Address of principal executive offices)              (Zip Code)


                                 (954) 266-1000
               ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      NONE
       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of May 5, 1999, there were 15,893,705 shares of the Registrant's Common Stock, par value $.01, outstanding.

                        THE ULTIMATE SOFTWARE GROUP, INC.

                                TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         -------
Part I--Financial Information:

Item 1--Financial Statements (unaudited)
      Condensed Consolidated Balance Sheets as of March 31, 1999 and
          December 31, 1998                                                3
      Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 1999 and 1998                              4
      Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1999 and 1998                              5
      Notes to Condensed Consolidated Financial Statements                6-7

Item 2--Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8-17

Item 3--Quantitative and Qualitative Disclosures About Market Risk        18

Part II--Other Information:

Item 1--Legal Proceedings                                                 18
Item 2--Changes in Securities and Use of Proceeds                       18-19
Item 3--Defaults upon Senior Securities                                   19
Item 4--Submission of Matters to a Vote of Security Holders               19
Item 5--Other Information                                                 19
Item 6--Exhibits and Reports on Form 8-K                                  19

Signatures                                                                20


                  PART 1--FINANCIAL INFORMATION
ITEM 1--Financial Statements
               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                         AS OF         AS OF
                                                                        MARCH 31,    DECEMBER 31,
                               ASSETS                                    1999            1998
                                                                       ---------     -----------
Current assets:                                                       (Unaudited)
    Cash and cash equivalents                                           $ 13,726       $ 17,128
    Accounts receivable, net                                              14,959         15,225
    Prepaid expenses and other current assets                              1,252          2,014
                                                                        --------       --------
       Total current assets                                               29,937         34,367

Property and equipment, net                                                2,605          2,458
Other assets, net                                                            523            389
                                                                        --------       --------
       Total assets                                                     $ 33,065       $ 37,214
                                                                        ========       ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $  1,873       $  2,761
    Accrued expenses                                                       3,181          4,353
    Deferred revenue                                                       7,868          8,913
    Current portion of capital lease obligations                             910            846
                                                                        --------       --------
       Total current liabilities                                          13,832         16,873

Capital lease obligations, net of current portion                          1,145          1,010
Deferred revenue                                                             180            221
                                                                        --------       --------
       Total liabilities                                                  15,157         18,104
                                                                        --------       --------
Commitments and contingencies                                               --             --
Stockholders' equity:
    Preferred Stock, $.01 par value, 2,000,000 and 501,914
       shares authorized in 1999 and 1998, respectively;
       no shares issued or outstanding in 1999 and 1998                     --             --
    Series A Junior Participating Preferred Stock, $.01 par value,
       500,000 shares authorized, no shares issued and
       outstanding in 1999 and 1998                                         --             --
    Common Stock, $.01 par value, 50,000,000 shares
       authorized, 15,893,705 and 15,879,015 shares issued and
       outstanding in 1999 and 1998, respectively                            159            159
    Additional paid-in capital                                            64,170         64,068
    Accumulated deficit                                                  (46,421)       (45,117)
                                                                        --------       --------
       Total stockholders' equity                                         17,908         19,110
                                                                        --------       --------
       Total liabilities and stockholders' equity                       $ 33,065       $ 37,214
                                                                        ========       ========

The accompany notes to condensed consolidated financial statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                         --------------------
                                                           1999         1998
                                                         --------     --------
Revenues:
    License                                              $  3,019     $  3,123
    Service                                                 7,726        4,448
                                                         --------     --------
       Total revenues                                      10,745        7,571
                                                         --------     --------
Cost of revenues:
    License                                                   143          204
    Service                                                 5,101        3,743
                                                         --------     --------
       Total cost of revenues                               5,244        3,947
                                                         --------     --------
Operating expenses:
    Sales and marketing                                     3,714        3,815
    Research and development                                2,094        1,419
    General and administrative                              1,140          916
    Amortization of acquired intangibles                     --            191
                                                         --------     --------
       Total operating expenses                             6,948        6,341
                                                         --------     --------
       Operating loss                                      (1,447)      (2,717)
Compensation related to modification of escrow agreement     --         (4,183)
Interest expense                                              (39)         (38)
Interest and other income                                     182            9
                                                         --------     --------
    Net loss                                             $ (1,304)    $ (6,929)
                                                         ========     ========

Net loss per share -- basic and diluted                  $  (0.08)    $  (0.55)
                                                         ========     ========

Weighted average shares outstanding -- basic and diluted   15,884       12,621
                                                         ========     ========

The accompany notes to condensed consolidated financial statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)
                                                                                     FOR THE THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                     ---------------------
                                                                                       1999         1998
                                                                                     --------     --------
Cash flows from operating activities:
   Net loss                                                                          $ (1,304)    $ (6,929)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        414          443
     Provision for doubtful accounts                                                      233          155
     Compensation related to modification of escrow agreement                            --          4,183
     Non-cash issuance of stock options for board fees                                     27         --
     Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                                 33       (1,708)
       Prepaid expenses and other current assets                                          747         (140)
       Other assets                                                                      (142)        (678)
       Accounts payable                                                                  (888)         373
       Accrued expenses                                                                (1,171)          88
       Deferred revenue                                                                (1,086)        (222)
       Other liabilities                                                                 --              4
                                                                                     --------     --------
         Net cash used in operating activities                                         (3,137)      (4,431)
                                                                                     --------     --------

Cash flows from investing activities:
   Purchases of property and equipment                                                   (142)         (60)
   Net repayments of notes receivable                                                      15           38
                                                                                     --------     --------
         Net cash used in investing activities                                           (127)         (22)
                                                                                     --------     --------

Cash flows from financing activities:
   Net borrowings under line of credit agreements                                        --          1,969
   Net proceeds from capital lease obligations                                           --            381
   Principal payments on capital lease obligations                                       (213)         (75)
   Equity transactions of 1998 poolings                                                  --           (434)
   Net proceeds from issuance of Common Stock                                              75         --
                                                                                     --------     --------
         Net cash provided by (used in) financing activities                             (138)       1,841
                                                                                     --------     --------
Net decrease in cash and cash equivalents                                              (3,402)      (2,612)
Cash and cash equivalents, beginning of period                                         17,128        3,270
                                                                                     --------     --------
Cash and cash equivalents, end of period                                             $ 13,726     $    658
                                                                                     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                            $     69     $     36
                                                                                     ========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

- The Company entered into capital lease obligations to acquire new equipment totaling $412 and $319 in the three months ended March 31, 1999 and 1998, respectively.

- In 1998, the Company acquired five third-party resellers in transactions accounted under the poolings-of-interest accounting method (see Note 4).

- Prior to the closing of the initial public offering of the Company's Common Stock in June 1998, shares of Common Stock were issued upon the conversion of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Class A Common Stock, Class B Common Stock and Class C Common Stock.

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiaries (the "Company") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC on March 31, 1999 (the "Form 10-K").

        The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

2.      INITIAL PUBLIC OFFERING

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

3.      MODIFICATION TO ESCROW AGREEMENT

        A total of 230,700 shares of the Class B Common Stock (converted into 2,334,453 shares of Common Stock), issued in connection with a series of transactions occurring in 1996 were held in escrow pursuant to an escrow agreement among the Company, The Ultimate Software Group, Ltd. (the "Partnership") and the shareholders of The Ultimate Software Group, Inc., the Partnership's then general partner (the "GP"), and the shareholders of Strategic Image Systems, Inc. (the "Class B Escrow Agreement"). In March 1998, the Class B Escrow Agreement was modified to provide that all of the shares of Class B Common Stock held in escrow were to be released upon the execution of a firm underwriting agreement for the initial public offering of the Company's capital stock on or before July 1, 1998. Accordingly, approximately $4.2 million of compensation expense was recorded as of the date of modification, representing 60,429 shares of Class B Common Stock of the Company (converted into 611,477 shares of Common Stock) released to directors, officers and employees of the Company, multiplied by the difference between the fair market value of the Class B Common Stock on the date of the modification and the price paid by the holders of the shares.

4.      ACQUISITION OF RESELLERS

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

5.      RELEASE EVENT

        In March 1998, a "Release Event" occurred under the Class A Escrow Agreement (hereinafter defined) when the businesses of the five Acquired Resellers were acquired by the Company and the GP determined that such acquisitions should result in the liquidation of the Partnership. Following the occurrence of such Release Event, the following events occurred: (i) the Board of Directors declared a mandatory conversion of the outstanding shares of the Company's Class A, Class B and Class C Common Stock and such shares were converted into shares of Common Stock of the Company; (ii) 68,747 of the shares of Class A Common Stock (subsequently converted into 1,030,398 shares of Common Stock) held in escrow pursuant to an escrow agreement between the Partnership and the Company (the "Class A Escrow Agreement") were released to the Partnership and the remaining shares held in escrow pursuant to the Class A Escrow Agreement were returned to the Company for cancellation; and (iii) the Partnership was dissolved and liquidated and all of the shares of Common Stock held by the Partnership were distributed to its partners, including the distribution of shares (converted into 1,030,398 shares of Common Stock) to nine third-party resellers of the Partnership's products, the businesses of which were acquired by the Partnership in 1996 (the "Participating Resellers"). No modification of the original recorded purchase price of the Participating Resellers was required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. ("Ultimate Software" or the "Company") should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below.

OVERVIEW

        Ultimate Software designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll ("HRMS/payroll") software solutions. The Company's software solutions are marketed primarily to middle-market organizations with 500 to 15,000 employees but are scaleable to address the needs of much larger organizations.

        Ultimate Software's core product, UltiPro HRMS/Payroll, automates an organization's HRMS/payroll function and is an enabling tool in the cost-efficient management of the employee life cycle, from inception of employment through retirement. As part of its comprehensive HRMS/payroll solution, the Company provides high quality implementation, training and ongoing support services to its customers. The Company's customers operate in a wide variety of industries, including manufacturing, food services, retail, healthcare, technology, finance, insurance, real estate, transportation, communications, services, sports and entertainment. The Company reaches its customer base and target market through its direct sales force, a network of national, regional and local strategic partners and its affiliate network program.

        Ultimate Software released UltiPro Employee Self-Service, the first in a line of Web-based products, in the fall of 1998 and is currently developing a strategic version of this product with more advanced features as well as Web-based manager self-service, both scheduled for delivery in 1999. UltiPro Employee Self-Service is fully integrated with UltiPro HRMS/Payroll and is not a stand-alone product. UltiPro Employee Self-Service helps to address the growing demand for employee empowerment via the Internet by providing employees online access to employee handbooks, company news and policies, employee directories, benefit plans and pay check history and extranet connections to other relevant sites, such as the site of the 401(k) administrator.

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

        Prior to 1995, the Company sold its products solely through a network of third-party resellers (the "Resellers"). In exchange for certain fees, the Resellers were granted exclusive rights to sell the Company's products in certain geographic areas. In mid-1995, in order to gain greater control over its distribution channels, the Company shifted its distribution strategy from its network of Resellers to a direct sales force, acquiring the businesses of three Resellers in 1995 and that of nine Resellers in April 1996. These acquisitions were accounted for under the purchase method of accounting with approximately $8.8 million of goodwill recorded as a result. In February and March 1998, the Company acquired the businesses of the remaining five Resellers which acquisitions were recorded under the poolings-of-interest method of accounting.

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

                                             FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                             ---------------------
                                                1999        1998
                                             --------      -------
Revenues:
     License                                     28.1 %     41.3 %
     Service                                     71.9       58.7
                                                -----      -----
        Total revenues                          100.0      100.0
                                                -----      -----
Cost of revenues:
     License                                      1.3        2.7
     Service                                     47.5       49.5
                                                -----      -----
        Total cost of revenues                   48.8       52.2
                                                -----      -----
Operating expenses:
     Sales and marketing                         34.6       50.4
     Research and development                    19.5       18.7
     General and administrative                  10.6       12.1
     Amortization of acquired intangibles         0.0        2.5
                                                -----      -----
        Total operating expenses                 64.7       83.7
                                                -----      -----
        Operating loss                          (13.5)     (35.9)
Compensation related to modification
     of escrow agreement                          --       (55.2)
Interest expense                                 (0.3)      (0.5)
Interest and other income                         1.7        0.1
                                                -----      -----
     Net loss                                   (12.1)%    (91.5)%
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

        Service revenues are recognized as services are performed and delivered. Included in service revenues are maintenance fees for maintaining, supporting and providing periodic updates, which are recognized ratably over the service period, generally one year. Upon delivery of the software, amounts included in the contract relating to unperformed service revenues are recorded as deferred revenue. All of the Company's customers that purchased software during 1999 and 1998 also purchased maintenance and support contracts. Maintenance and support contracts are generally priced as a percentage of the initial license fee for the underlying products.

        Total revenues, consisting of license and service revenues, increased 41.9% to $10.7 million for the three months ended March 31, 1999 from $7.6 million for the three months ended March 31, 1998.

        License revenues decreased 3.3% to $3.0 million for the three months ended March 31, 1999 from $3.1 million for the three months ended March 31, 1998. The Company believes that license revenues were relatively flat for the first quarter of 1999 compared to the same period last year primarily as a result of a lengthening of the sales cycle which is principally due to third-party implementation partners' increased involvement in the sales process. The Company has traditionally addressed the details of the implementation of its products with prospective customers during the latter phase of the sales cycle. As more of the implementation functions formerly fulfilled by the Company are performed by third-party implementation partners, additional time is required for discussions with such third parties. Accordingly, the Company intends to introduce third-party implementation partners earlier in the sales cycle.

        Service revenues increased 73.7% to $7.7 million for the three months ended March 31, 1999 from $4.4 million for the three months ended March 31, 1998. The increase in service revenues was primarily attributable to an increase in services related to the implementation of UltiPro HRMS/Payroll. UltiPro HRMS/Payroll has significantly higher service revenue per implementation than UltiPro for Lan. During the three months ended March 31, 1999, service revenues generated from the implementation of UltiPro HRMS/Payroll represented 97.9% of total implementation revenues as compared to 87.2% of total implementation revenues for the same period last year. In addition, support revenues increased primarily as a result of an increase in the installed base of UltiPro HRMS/Payroll customers.

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

        Cost of license revenues decreased 29.9% to $0.1 million for the three months ended March 31, 1999 from $0.2 million for the three months ended March 31, 1998. The decrease in cost of license revenues, as a percentage of license revenues, to 4.7% for the three months ended March 31, 1999 from 6.6% for the three months ended March 31, 1998 was principally due to lower third-party fees.

        Cost of service revenues increased by 36.3% to $5.1 million for the three months ended March 31, 1999 from $3.7 million for the three months ended March 31, 1998. This increase was primarily attributable to the hiring of additional implementation services personnel, as well as costs associated with the utilization of third-party implementation partners, and, to a lesser degree, the cost of additional maintenance personnel in support of UltiPro HRMS/Payroll. The decrease in cost of service revenues, as a percentage of service revenues, to 66.0% for the three months ended March 31, 1999 from 84.2% for the three months ended March 31, 1998 was primarily due to an increase in service revenues generated by a higher level of utilization of service consultants.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses decreased by 2.6% to $3.7 million for the three months ended March 31, 1999 from $3.8 million for the three months ended March 31, 1998. The slight decrease in sales and marketing expenses was primarily attributable to a decrease in sales commissions due to a change in the sales commission structure which currently places more emphasis on license revenues, partially offset by additional costs associated with the Company's newer sales programs--the affiliate network and strategic alliances programs. Under the affiliate network program, accounting firms, consulting firms and high quality resellers market, sell and implement the Company's products. The strategic alliance program involves strategic marketing relationships with other leading software vendors. Sales and marketing expenses, as a percentage of total revenues, decreased to 34.6% from 50.4% for the three months ended March 31, 1999 and 1998, respectively. The decrease in sales and marketing expenses, as a percentage of total revenues, was primarily due to the absorption of the expenses in an increased total revenue base.

Research and Development

        Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased by 47.6% to $2.1 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998. The increase in research and development expenses was primarily attributable to an increase in costs associated with hiring additional programmers and engineers for the development and enhancement of UltiPro HRMS/Payroll, the development of the Company's Web-based HRMS products including UltiPro Employee Self-Service which was released in the third quarter of 1998 and manager self-service which is scheduled to be released in 1999, and for the development of new HRMS/payroll-related enhancement modules. Research and development expenses, as a percentage of total revenues, increased to 19.5% from 18.7% for the three months ended March 31, 1999 and 1998, respectively. The increase in research and development expenses, as a percentage of total revenues, was primarily due to increased personnel costs partially offset by the absorption of the expenses in an increased total revenue base.

General and Administrative

        General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 24.5% to $1.1 million from $0.9 million for the three months ended March 31, 1999 and 1998, respectively. The increase in general and administrative expenses was primarily due to an increase in the percentage-based provision for doubtful accounts resulting from increased total revenues. General and administrative expenses, as a percentage of total revenues, decreased to 10.6% from 12.1% for the three months ended March 31, 1999 and 1998, respectively. The decrease in general and administrative expenses, as a percentage of total revenues, was primarily due to the absorption of the expenses in an increased total revenue base.

Amortization of Acquired Intangibles

        Amortization of acquired intangibles consisted of goodwill amortization associated with the acquisition of three Resellers in 1995 and nine Resellers in 1996. Goodwill amortization decreased by 100% to zero for the three months ended March 31, 1999 from $0.2 million for the three months ended March 31, 1998. As of December 31, 1998, the goodwill associated with the Reseller acquisitions was fully amortized thereby eliminating the amortization expense in the first quarter of fiscal 1999.

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

Interest Expense

        Interest expense for the three months ended March 31, 1999 was consistent with that of the same period last year due to the absence of bank borrowings in 1999 offset by the increase in capital lease obligations in 1999.

Interest and Other Income

        Interest and other income increased by 1,922.2% to $0.2 million for the three months ended March 31, 1999 from a nominal amount for the same period last year primarily due to interest earned on the remaining net proceeds from the IPO.

Provision for Income Taxes (Benefit)

        No provision or benefit for federal, state or foreign income taxes was made for the first quarter of fiscal 1999 or 1998 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently had approximately $27.4 million of net operating loss carryforwards available at December 31, 1998, which expire at various times through the year 2018, available to offset future taxable income. The timing of attaining profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

LIQUIDITY AND CAPITAL EXPENDITURES

        The Company has historically funded operations primarily through the sale of private equity securities and, to a lesser extent, equipment financing and borrowing arrangements. In June 1998, the Company completed an initial public offering of its Common Stock which resulted in net proceeds to the Company totaling approximately $28.4 million.

        As of March 31, 1999, the Company had $13.7 million in cash and cash equivalents, reflecting a net decrease of $3.4 million since December 31, 1998. Working capital as of March 31, 1999 was $16.1 million as compared to $17.4 million as of December 31, 1998. Excluding the effect of deferred revenue, working capital as of March 31, 1999 was $24.0 million as compared to $26.4 million as of December 31, 1998. The decrease in working capital for the three months ended March 31, 1999 was primarily attributable to the operating loss experienced as compared to the operating gain for the fourth quarter of 1998. Revenues have historically increased at higher rates in the fourth quarter of the year and at lower rates in the next succeeding quarter.

        Net cash used in operating activities was $3.1 million for the three months ended March 31, 1999 as compared to $4.4 million for the three months ended March 31, 1998. The decrease in cash used in operating activities was primarily attributable to a reduction in the net loss for the quarter and a decrease in deferred revenues, partially offset by an increase in accounts receivable principally associated with the Company's total revenue growth.

        Net cash used in investing activities was $0.1 million for the three months ended March 31, 1999 as compared to a nominal amount for the three months ended March 31, 1998. The increase in net cash used in investing activities was primarily attributable to additional equipment purchases in the three months ended March 31, 1999.

        Net cash used in financing activities was $0.1 million for the three months ended March 31, 1999 as compared to net cash provided by financing activities of $1.8 million for the three months ended March 31, 1998. The decrease in net cash provided by financing activities was primarily attributable to the absence of borrowings under the line of credit agreements during the three months ended March 31, 1999.

        The Company has a working capital revolving line of credit (the "Credit Facility") with a bank, which is secured by the Company's accounts receivable and bears interest at a rate equal to LIBOR plus 4.875% per annum. The amount available under the Credit Facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.0 million. The Credit Facility will expire on November 30, 1999. At March 31, 1999, there was no amount outstanding under the Credit Facility.

        The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Credit Facility. The balance of the Credit Facility was paid with cash generated from operations in June 1998. The balance of the remaining net proceeds from the IPO in the amount of $13.1 million as of March 31, 1999 is available for future working capital and other general corporate purposes. The Company may also use a portion of the remaining net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

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

        The Company's internal technology systems include telecommunications (i.e., phones, voicemail and network connections), computer hardware (personal computers and network servers) and software. In February 1999, the Company successfully tested its "back office" servers which support the Company's critical systems and supporting infrastructure. Software upgrades have been applied to the base operating system to ensure Year 2000 compliance. In addition, the Company has upgraded its phone systems and PC-based software for Year 2000 compliance. The Company is in the process of assessing the Year 2000 issue with respect to telecommunications and computer hardware for its field operations. The Company's principal software systems include payroll, accounting and customer support. The Company utilizes its own proprietary product, which tests show is Year 2000 compliant, for payroll and human resource data processing. In the past several years, the Company has replaced certain of its financial and operational systems, including the accounting and customer support systems which have each been certified by the respective vendors as being Year 2000 compliant. Verification testing for certain material aspects of the financial and operational systems is scheduled to occur by the end of the second quarter of 1999. The amount of remediation work required to address any Year 2000 problems in other systems is not expected to be extensive.

        Non-information technology systems typically include embedded technology such as security systems, elevators and other systems which contain an embedded computer or computer-like device used to control the operation of plant, machinery and equipment. The Company anticipates that its relocation to its new headquarters will occur in mid-1999. The office building for these headquarters, which is under a 20-year lease, is being newly constructed and the Company believes the security system, elevator and other non-information technology systems substantially address Year 2000 issues. The utility company for the Company's headquarters, Florida Power & Light, has completed its Year 2000 testing and has certified to the Company its Year 2000 compliance.

        The Company has initiated formal communications with certain significant suppliers and is in the process of initiating formal communications with major business partners and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. As of the date of this Form 10-Q, such formal communications have not been concluded. The Company will seek to obtain the appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact of a major vendor's information system would not have a material adverse effect on the Company.

Costs

        Based on its assessments to date, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. The Company estimates the total cost associated with the Year 2000 issue to be in the range of $72,000 and $150,000 during 1999 (principally in connection with the use of outside consultants), assuming no major disruption of service from utility companies. Historically, the Company has not separately tracked the internal costs related to Year 2000 compliance. Such costs are principally the related payroll costs for the Company's information systems employees.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

FORWARD-LOOKING STATEMENTS

        The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed in the Company's Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rates. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company's market risks.

        Interest rates. Cash equivalents consist of money market accounts with original maturities less than three months. Interest on the Credit Facility is based on LIBOR plus 4.875% per annum. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility. Changes in interest rates would not have a material effect on cash equivalents. As of March 31, 1999 and the date of this Form 10-Q, there was no amount outstanding under the Credit Facility; therefore, changes in interest rates are not applicable for either interest expense or fair market value of the debt instrument.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        From the effective date of the Company's Registration Statement on Form S-1 (No. 333-47881) filed with the Securities and Exchange Commission (the "SEC") on March 13, 1998, as amended (the "Form S-1"), through March 31, 1999, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock in the IPO (in thousands):

          Underwriting discounts and commissions            $2,275
          Other expenses (legal and accounting fees,
               printing and engraving expenses, filing
               and listing fees and miscellaneous)           1,841
                                                            ------
                    Total                                   $4,116
                                                            ======

        The net offering proceeds from the IPO to the Company, after deducting the foregoing expenses, were $28.4 million. In connection with the offering and sale of the Common Stock registered, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company. From the closing of the IPO on June 5, 1998 until March 31, 1999, except as otherwise noted, the net offering proceeds were used as follows (in thousands):

          Invested in money market and other short-term
               marketable securities at March 31, 1999       $13,125
          Repayment of certain indebtedness                    3,600
          Accrued bonuses to officers who are not
               executive officers                                436
          Other working capital needs                         11,223
                                                             -------
                    Total                                    $28,384
                                                             =======

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                27.1    Financial Data Schedule

        (b)     Reports on Form 8-K

                      No report on Form 8-K was filed during the quarter ended
                March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE ULTIMATE SOFTWARE GROUP, INC.


Date:   May 14, 1999              By: /s/ MITCHELL K. DAUERMAN
                                      --------------------------------------
                                      Mitchell K. Dauerman
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer (Authorized
                                      Signatory and Principal Financial and
                                      Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------

 27.1          Financial Data Schedule