Form 10-Q
period 1999-06-30
ULTIMATE SOFTWARE GROUP INC
filed 1999-08-16
CIK 1016125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-24347

                        THE ULTIMATE SOFTWARE GROUP, INC.
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                   65-0694077
                  --------                                   ----------
State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
               or organization

           2000 ULTIMATE WAY, WESTON, FL                       33326
           -----------------------------                       -----
     (Address of principal executive offices)                (Zip Code)

                                 (954) 331-7000
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 5, 1999, there were 15,893,831 shares of the Registrant's Common Stock, par value $.01, outstanding.

                        THE ULTIMATE SOFTWARE GROUP, INC.

                                TABLE OF CONTENTS

                                                                                    PAGE(S)
                                                                                    -------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets as of June 30, 1999 and
                 December 31, 1998                                                     3
          Condensed Consolidated Statements of Operations for the Three Months
                 and Six Months Ended June 30, 1999 and 1998                           4
          Condensed Consolidated Statements of Cash Flows for the Three Months
                 and Six Months Ended June 30, 1999 and 1998                           5
          Notes to Condensed Consolidated Financial Statements                       6-7

Item 2--Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                 8-19

Item 3--Quantitative and Qualitative Disclosures About Market Risk                     19

PART II--OTHER INFORMATION:

Item 1--Legal Proceedings                                                              20
Item 2--Changes in Securities and Use of Proceeds                                      20
Item 3--Defaults upon Senior Securities                                                20
Item 4--Submission of Matters to a Vote of Security Holders                            21
Item 5--Other Information                                                              21
Item 6--Exhibits and Reports on Form 8-K                                               22

SIGNATURES                                                                             23

                          PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS
               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                          As of         As of
                                                                         June 30,    December 31,
                                                                           1999          1998
                      ASSETS                                           -----------   ------------
                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                          $ 10,955      $ 17,128
     Accounts receivable, net                                             17,365        15,225
     Prepaid expenses and other current assets                             1,278         2,014
                                                                        --------      --------
         Total current assets                                             29,598        34,367

Property and equipment, net                                                3,852         2,458
Other assets, net                                                            746           389
                                                                        --------      --------
         Total assets                                                   $ 34,196      $ 37,214
                                                                        ========      ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $  1,788      $  2,761
     Accrued expenses                                                      3,765         4,353
     Deferred revenue                                                      6,924         8,913
     Current portion of capital lease obligations                          1,031           846
                                                                        --------      --------
         Total current liabilities                                        13,508        16,873

Capital lease obligations, net of current portion                          1,158         1,010
Deferred revenue                                                             526           221
                                                                        --------      --------
         Total liabilities                                                15,192        18,104
                                                                        --------      --------

Commitments and contingencies                                                 --            --
Stockholders' equity:
     Preferred Stock, $.01 par value, 2,000,000 and 501,914
         shares authorized in 1999 and 1998, respectively;
         no shares issued or outstanding in 1999 and 1998                     --            --
     Series A Junior Participating Preferred Stock, $.01 par value,
         500,000 shares authorized, no shares issued and
         outstanding in 1999 and 1998                                         --            --
     Common Stock, $.01 par value, 50,000,000 shares
         authorized, 15,893,705 and 15,879,015 shares issued and
         outstanding in 1999 and 1998, respectively                          159           159
     Additional paid-in capital                                           64,189        64,068
     Accumulated deficit                                                 (45,344)      (45,117)
                                                                        --------      --------
         Total stockholders' equity                                       19,004        19,110
                                                                        --------      --------
         Total liabilities and stockholders' equity                     $ 34,196      $ 37,214
                                                                        ========      ========

           The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   For the Three Months                   For the Six Months
                                                      Ended June 30,                        Ended June 30,
                                               --------------------------            --------------------------
                                                 1999               1998               1999               1998
                                               -------            -------            -------            -------
Revenues:
     License                                   $ 6,011            $ 4,203            $ 9,030            $ 7,326
     Service                                     8,339              5,936             16,065             10,385
                                               -------            -------            -------            -------
         Total revenues                         14,350             10,139             25,095             17,711
                                               -------            -------            -------            -------
Cost of revenues:
     License                                       185                225                328                430
     Service                                     5,300              4,225             10,402              7,968
                                               -------            -------            -------            -------
         Total cost of revenues                  5,485              4,450             10,730              8,398
                                               -------            -------            -------            -------
Operating expenses:
     Sales and marketing                         4,240              3,969              7,955              7,783
     Research and development                    2,405              1,626              4,499              3,045
     General and administrative                  1,241              1,111              2,379              2,027
     Amortization of acquired intangibles            -                191                  -                382
                                               -------            -------            -------            -------
         Total operating expenses                7,886              6,897             14,833             13,237
                                               -------            -------            -------            -------
         Operating income (loss)                   979             (1,208)              (468)            (3,924)
Compensation related to
     modification of escrow
     agreement                                       -                  -                  -             (4,183)
Interest expense                                   (42)              (117)               (81)              (155)
Interest and other income                          140                101                322                110
                                               -------            -------            -------            -------
     Net income (loss)                         $ 1,077            $(1,224)           $  (227)           $(8,152)
                                               =======            =======            =======            =======
Net income (loss) per share -- basic
     and diluted                               $  0.07            $ (0.09)           $ (0.01)           $ (0.62)
                                               =======            =======            =======            =======
Weighted average shares outstanding:
     Basic                                      15,894             13,550             15,889             13,085
                                               =======            =======            =======            =======
     Diluted                                    15,910             13,550             15,889             13,085
                                               =======            =======            =======            =======

                The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                       -------------------------
                                                                                         1999              1998
                                                                                       -------          --------
Cash flows from operating activities:
    Net loss                                                                           $  (227)         $ (8,152)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        902               943
      Provision for doubtful accounts                                                      534               446
      Compensation related to modification of escrow agreement                               -             4,183
      Non-cash issuance of stock options for board fees                                     46                 -
      Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                             (2,674)           (4,651)
        Prepaid expenses and other current assets                                          609               120
        Other assets                                                                      (373)              (82)
        Accounts payable                                                                  (973)              394
        Accrued expenses                                                                  (588)             (884)
        Deferred revenue                                                                (1,684)           (1,728)
                                                                                       -------          --------
           Net cash used in operating activities                                        (4,428)           (9,411)
                                                                                       -------          --------
Cash flows from investing activities:
    Purchases of property and equipment                                                 (1,483)             (101)
    Net proceeds from (issuances of) notes receivable                                      127              (177)
                                                                                       -------          --------
           Net cash used in investing activities                                        (1,356)             (278)
                                                                                       -------          --------
Cash flows from financing activities:
    Net borrowings under line of credit agreements                                           -              (209)
    Net proceeds from capital lease obligations                                              -               381
    Principal payments on capital lease obligations                                       (464)             (207)
    Equity transactions of 1998 poolings                                                     -              (434)
    Net proceeds from issuances of Common Stock                                             75            28,453
                                                                                       -------          --------
           Net cash provided by (used in) financing activities                            (389)           27,984
                                                                                       -------          --------
Net increase (decrease) in cash and cash equivalents                                    (6,173)           18,295
Cash and cash equivalents, beginning of period                                          17,128             3,270
                                                                                       -------          --------
Cash and cash equivalents, end of period                                               $10,955           $21,565
                                                                                       =======           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                             $   101           $   146
                                                                                       =======           =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  - The Company entered into capital lease obligations to acquire new equipment totaling $797 and $721 in the six months ended June 30, 1999 and 1998, respectively.

  - In 1998, the Company acquired five third-party resellers in transactions accounted under the pooling-of-interests accounting method.

  - Prior to the initial public offering of the Company's Common Stock effective
    June 2, 1998 (the actual closing date was June 5, 1998), shares of Common
    Stock were issued upon the conversion of Series A Convertible Preferred
    Stock, Series B Convertible Preferred Stock, Class A Common Stock, Class B
    Common Stock and Class C Common Stock.

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

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

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

OVERVIEW

         Ultimate Software, the leader in integrated Web-based and client/server HRMS/payroll solutions on Microsoft SQL Server, designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll ("HRMS/payroll") software solutions. Ultimate Software's Web-based solutions include UltiPro Employee Self-Service, released in the fall of 1998, and UltiPro Manager Self-Service, expected to be released in the second half of 1999 ("UltiPro Web"), and HRGateway.com, introduced in June 1999. The Company's software solutions are marketed primarily to middle-market organizations with 500 to 15,000 employees.

         Ultimate Software's core product, UltiPro HRMS/Payroll, automates an organization's HRMS/payroll functions and is an enabling tool in the cost-efficient management of the employee life cycle, from inception of employment through retirement. As part of its comprehensive HRMS/payroll solution, the Company provides high quality implementation, training and ongoing support services to its customers. The Company's customers operate in a wide variety of industries, including healthcare, professional employee organizations ("PEOs"), manufacturing, food services, retail, technology, finance, insurance, real estate, transportation, communications, services, sports and entertainment. The Company reaches its customer base and target market through its direct sales force, a network of strategic alliance partners and its affiliate network program.

         During June 1999, the Company entered into an agreement with International Business Machines Global Services, Inc. ("IBM") to provide application hosting services for the Company's UltiPro Web and HRMS/Payroll products, enabling Ultimate Software clients to build a foundation for e-business (the "IBM Agreement"). The term "e-business" refers to software applications designed to provide business value through access to the Internet.

         Under the terms of the IBM Agreement, IBM will provide the installation and ongoing database and server management of the UltiPro product family, which includes UltiPro Employee Self Service and, when released, UltiPro Manager Self Service, at an IBM Data Hosting Center. This application hosting model (which the Company refers to as Intersourcing) provides organizations real-time access to their employee data, Web-access for managers and employees, business intelligence tools for executive decision-making, and comprehensive HRMS/payroll functionality without a requirement for in-house information technology resources. With Intersourcing, users have full access to comprehensive HRMS/payroll functionality, including benefits administration, payroll processing, position management, training management and Flexible Spending Account claims administration. UltiPro offers extensive reporting with a pre-built, ready-to-use suite of executive information and business intelligence tools for online decision support, enabling business executives to make more informed and quicker strategic decisions. Under the terms of the IBM Agreement, the dedicated server will reside at the IBM Data Hosting Center where IBM monitors, manages and supports it. All data will be hosted on IBM's site, backed up regularly, and frequently virus checked using IBM's secure network connection to ensure privacy of data. Ultimate Software believes Intersourcing offers organizations of all sizes significant business value.

         As part of the Company's strategy to provide its customers an easy pathway to e-business, in June 1999, Ultimate Software introduced HRGateway.com, a new Web portal and one-stop shopping supersite for HR/payroll professionals, managers and the employees they support. The first phase of HRGateway.com introduced in June 1999 offers a variety of third party and private-labeled value-added products and services that complement Ultimate Software's Web-based products which will be accessed through the portal. UltiPro Web products are and will be fully integrated with UltiPro HRMS/Payroll and are not stand-alone products. UltiPro Web addresses the growing demand for Web-based solutions that empower managers and general employee populations. UltiPro Employee Self-Service provides employees online access to employee handbooks, company news and policies, employee directories, benefit plans and pay check history and extranet connections to other relevant sites, such as the site of the 401(k) administrator. UltiPro Manager Self-Service will provide managers online access to information on their employee staffs, including features for performance management, recruitment and staffing, training management and reporting.

         In June 1999, Ultimate Software entered into an agreement with Action Technologies, Inc., a leader in Web-based workflow and work management software ("Action"), to deliver collaborative workflow. Collaborative workflow expands current administration workflow capabilities to a new level--from a binary accept/decline model to a complex negotiation model. Using Action's flagship product, ActionWorks Metro, Ultimate Software will deliver business process automation in UltiPro HRMS/Payroll through a Web-based environment.

     Ultimate Software is also strategically targeting certain specific industries--health care and PEOs--and is creating additional functionality in the UltiPro products to appeal to these business sectors. When the Company releases new product functionality in the second half of 1999 with version 4.0 of UltiPro, additional purchasing options will be offered, including both standard and strategic versions of each of the following: UltiPro HRMS/Payroll, UltiPro Web, UltiPro Healthcare and UltiPro PEO. UltiPro Healthcare offers standard and strategic versions and is packaged particularly for the healthcare industry with functionality such as position management features required for that industry. Similarly, UltiPro PEO offers standard and strategic versions with functionality unique to PEOs such as billing for client companies' usage of employees.

Company History

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

         Prior to 1995, the Company sold its products solely through a network of third-party resellers (the "Resellers"). In exchange for certain fees, the Resellers were granted exclusive rights to sell the Company's products in certain geographic areas. In mid-1995, in order to gain greater control over its distribution channels, the Company shifted its distribution strategy from its network of Resellers to a direct sales force, acquiring the businesses of three Resellers in 1995 and that of nine Resellers in April 1996. These acquisitions were accounted for under the purchase method of accounting with approximately $8.8 million of goodwill recorded as a result. Such goodwill was fully amortized as of December 31, 1998. In February and March 1998, the Company acquired the businesses of the remaining five Resellers which acquisitions were recorded under the pooling-of-interests method of accounting.

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

RESULTS OF OPERATIONS

         The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                               For the Three Months         For the Six Months
                                                  Ended June 30,              Ended June 30,
                                              -----------------------     -----------------------
                                                1999          1998          1999          1998
                                              --------      ---------     ---------     ---------
Revenues:
      License                                   41.9 %        41.5 %         36.0 %        41.4 %
      Service                                   58.1          58.5           64.0          58.6
                                              --------      ---------     ---------     ---------
         Total revenues                        100.0         100.0          100.0         100.0
                                              --------      ---------     ---------     ---------
Cost of revenues:
      License                                    1.3            2.2           1.3           2.4
      Service                                   36.9           41.7          41.5          45.0
                                              --------      ---------     ---------     ---------
         Total cost of revenues                 38.2           43.9          42.8          47.4
                                              --------      ---------     ---------     ---------
Operating expenses:
      Sales and marketing                       29.5           39.1          31.7          43.9
      Research and development                  16.8           16.0          17.9          17.2
      General and administrative                 8.7           11.0           9.5          11.4
      Amortization of acquired intangibles          -           1.9              -          2.2
                                              --------      ---------     ---------     ---------
         Total operating expenses               55.0           68.0          59.1          74.7
                                              --------      ---------     ---------     ---------
         Operating income (loss)                 6.8          (11.9)         (1.9)        (22.1)
Compensation related to modification
      of escrow agreement                                         -             -        (23.6)
                                                   -
Interest expense                                (0.3)          (1.2)         (0.3)         (0.9)
Interest and other income                         1.0           1.0           1.3           0.6
                                              --------      ---------     ---------     ---------
      Net income (loss)                          7.5   %      (12.1)  %      (0.9)  %     (46.0)  %
                                              ========      =========     =========     =========

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

         Service revenues are recognized as services are performed and delivered. Included in service revenues are maintenance fees for maintaining, supporting and providing periodic updates, which are recognized ratably over the service period, generally one year. Upon delivery of the software, amounts included in the contract relating to unperformed service revenues are recorded as deferred revenue. All of the Company's customers that purchased software during 1999 and 1998 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

         Total revenues, consisting of license and service revenues, increased 41.5% to $14.4 million for the three months ended June 30, 1999 from $10.1 million for the three months ended

June 30, 1998. Total revenues increased 41.7% to $25.1 million for the six months ended June 30, 1999 from $17.7 million for the six months ended June 30, 1998.

         License revenues increased 43.0% to $6.0 million for the three months ended June 30, 1999 from $4.2 million for the three months ended June 30, 1998. License revenues increased 23.3% to $9.0 million for the six months ended June 30, 1999 from $7.3 million for the six months ended June 30, 1998. The increases in license revenues were primarily attributable to increased sales of the Company's core product, UltiPro HRMS/Payroll, and, to a lesser degree, revenues generated from sales of the Company's Web-enabled Employee Self-Service product released in the third calendar quarter of 1998.

         Service revenues increased 40.5% to $8.3 million for the three months ended June 30, 1999 from $5.9 million for the three months ended June 30, 1998. Service revenues increased 54.7% to $16.1 million for the six months ended June 30, 1999 from $10.4 million for the six months ended June 30, 1998. The increases in service revenues were primarily attributable to an increase in services related to the implementation of UltiPro HRMS/Payroll principally to support increased sales of the product as well as a higher level of utilization of Ultimate Software's service consultants. Additionally, maintenance and training revenues increased primarily as a result of an increase in the installed base of UltiPro HRMS/Payroll customers.

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

         Cost of license revenues decreased 17.8% to $185 thousand for the three months ended June 30, 1999 from $225 thousand for the three months ended June 30, 1998. Cost of license revenues decreased 23.7% to $328 thousand for the six months ended June 30, 1999 from $430 thousand for the six months ended June 30, 1998. As a percentage of license revenues, cost of license revenues decreased to 3.1% for the three months ended June 30, 1999 from 5.4% for the three months ended June 30, 1998. As a percentage of license revenues, cost of license revenues decreased to 3.6% for the six months ended June 30, 1999 from 5.9% for the six months ended June 30, 1998. The decreases in cost of license revenues were primarily attributable to lower third-party fees.

         Cost of service revenues increased 25.4% to $5.3 million for the three months ended June 30, 1999 from $4.2 million for the three months ended June 30, 1998. Cost of service revenues increased 30.5% to $10.4 million for the six months ended June 30, 1999 from $8.0 million for the six months ended June 30, 1998. These increases were primarily attributable to additional implementation services, training and maintenance personnel to support the Company's increased sales of UltiPro HRMS/Payroll and, to a lesser degree, additional costs associated with providing training to customers. Cost of service revenues, as a percentage of service revenues, decreased to 63.6% for the three months ended June 30, 1999 from 71.2% for the three months ended June 30, 1998 and to 64.7% for the six months ended June 30, 1999 from 76.7% for the six months ended June 30, 1998. These decreases in cost of services, as a percentage of service revenues, were primarily due to an increase in service revenues generated by higher HRMS/Payroll revenues as well as an increased level of the utilization of Ultimate Software's service consultants.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices and marketing costs. Sales and marketing expenses increased 6.8% to $4.2 million for the three months ended June 30, 1999 from $4.0 million for the three months ended June 30, 1998. Sales and marketing expenses increased 2.2% to $8.0 million for the six months ended June 30, 1999 from $7.8 million for the six months ended June 30, 1998. The increases in sales and marketing expenses were primarily attributable to higher advertising and marketing as well as additional costs associated with the Company's newer sales programs--the affiliate network and strategic alliances programs. Under the affiliate network program, accounting firms, consulting firms and high quality resellers market, sell and implement the Company's products. The strategic alliance program typically involves strategic marketing relationships with other leading software vendors. Sales and marketing expenses, as a percentage of total revenues, decreased to 29.5% for the three months ended June 30, 1999 from 39.1% for the three months ended June 30, 1998. Sales and marketing expenses, as a percentage of total revenues, decreased to 31.7% for the six months ended June 30, 1999 from 43.9% for the six months ended June 30, 1998. The decreases in sales and marketing expenses, as a percentage of total revenues, were primarily due to the absorption of the expenses in an increased total revenue base.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 47.9% to $2.4 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. Research and development expenses increased 47.7% to $4.5 million for the six months ended June 30, 1999 from $3.0 million for the six months ended June 30, 1998. The increases in research and development expenses were primarily attributable to an increase in costs associated with hiring additional programmers and engineers for the development and enhancement of UltiPro HRMS/Payroll, the continued development of UltiPro Web products, and for the development of new HRMS/payroll-related enhancement modules. Research and development expenses, as a percentage of total revenues, increased to 16.8% for the three months ended June 30, 1999 from 16.0% for the three months ended June 30, 1998. Research and development expenses, as a percentage of total revenues, increased to 17.9% for the six months ended June 30, 1999 from 17.2% for the six months ended June 30, 1998. The increases in research and development expenses, as a percentage of total revenues, were primarily due to increased personnel costs partially offset by the absorption of the expenses in an increased total revenue base.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 11.7% to $1.2 million for the three months ended June 30, 1999 from $1.1 million for the three months ended June 30, 1998. General and administrative expenses increased 17.4% to $2.4 million for the six months ended June 30, 1999 from $2.0 million for the six months ended June 30, 1998. The increases in general and administrative expenses were principally due to increased staffing to support the Company's growth as well as other incremental costs associated with being a publicly-traded company, primarily professional fees. General and administrative expenses, as a percentage of total revenues, decreased to 8.7% for the three months ended June 30, 1999 from 11.0% for the three months ended June 30, 1998. General and administrative expenses, as a percentage of total revenues, decreased to 9.5% for the six months ended June 30, 1999 from 11.4% for the six months ended June 30, 1998. The decreases in general and administrative expenses, as a percentage of total revenues, were primarily due to the absorption of the expenses in an increased total revenue base.

AMORTIZATION OF ACQUIRED INTANGIBLES

         Amortization of acquired intangibles consisted of goodwill amortization associated with the acquisition of three Resellers in 1995 and nine Resellers in 1996. Goodwill amortization decreased 100% to zero for both the three and six months ended June 30, 1999 due to the goodwill associated with the Reseller acquisitions being fully amortized as of December 31, 1998, thereby eliminating the amortization expense in fiscal 1999.

COMPENSATION RELATED TO MODIFICATION OF ESCROW AGREEMENT

         Compensation expense is related to the modification of an escrow agreement, pursuant to which certain shares of the Company's Class B common stock (the "Class B Common Stock") were placed in escrow (the "Class B Escrow Agreement"). In March 1998, the Class B Escrow Agreement was modified to provide for the release of all of the shares of Class B Common Stock held in escrow upon the execution of a firm underwriting agreement for the Company's capital stock on or before July 1, 1998. Accordingly, a non-recurring, non-cash charge of $4.2 million for compensation expense was recorded during March 1998, representing the number of shares of common stock released to directors, officers and employees of the Company multiplied by the difference between the fair market value of the Class B Common Stock on the date of modification and the price paid by the holders of the shares.

INTEREST EXPENSE

         Interest expense decreased 64.1% to $42 thousand for the three months ended June 30, 1999 from $117 thousand for the three months ended June 30, 1998. Interest expense decreased 47.9% to $81 thousand for the six months ended June 30, 1999 from $155 thousand for the six months ended June 30, 1998. The decreases in interest expense in 1999 were primarily attributable to the absence of bank borrowings, partially offset by increased capital lease obligations.

INTEREST AND OTHER INCOME

         Interest and other income increased 38.6% to $140 thousand for the three months ended June 30, 1999 from $101 thousand for the three months ended June 30, 1998. Interest and other income increased 192.7% to $322 thousand for the six months ended June 30, 1999 from $110 thousand for the six months ended June 30, 1998. The increases are the result of interest earned on the remaining net proceeds from the IPO.

PROVISION FOR INCOME TAXES (BENEFIT)

         No provision or benefit for federal, state or foreign income taxes was made for the six months ended June 30, 1999 or 1998 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently had approximately $27.4 million of net operating loss carryforwards available at December 31, 1998, which expire at various times through the year 2018, available to offset future taxable income. The timing of attaining profitability may result in the expiration of net operating loss carryforwards before utilization.

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

         As of June 30, 1999, the Company had $11.0 million in cash and cash equivalents, reflecting a net decrease of $6.2 million since December 31, 1998. Working capital as of June 30, 1999 was $16.1 million as compared to $17.5 million as of December 31, 1998. The decrease in working capital for the six months ended June 30, 1999 was primarily attributable to the cyclical nature of sales of the Company's products. Revenues have historically increased at graduated rates over the course of the year, typically heightening in the fourth quarter of the year.

         Net cash used in operating activities was $4.4 million for the six months ended June 30, 1999 as compared to $9.4 million for the six months ended June 30, 1998. The decrease in cash used in operating activities was principally due to a reduction in the net loss for the six months ended June 30, 1999 and a lower increase in accounts receivable principally associated with the Company's total revenue growth combined with enhanced collection efforts.

         Net cash used in investing activities was $1.4 million for the six months ended June 30, 1999 as compared to $0.3 million for the six months ended June 30, 1998. The increase in net cash used in investing activities was primarily attributable to certain leasehold improvements made to the Company's new headquarters, the lease for which commenced on July 15, 1999, and additional equipment purchases in the six months ended June 30, 1999.

         Net cash used in financing activities was $0.4 million for the six months ended June 30, 1999 as compared to net cash provided by financing activities of $28.0 million for the six months ended June 30, 1998. The decrease in net cash provided by financing activities was primarily attributable to the net proceeds from the IPO in June 1998 partially offset by principal payments made under the line of credit agreements during the six months ended June 30, 1998. Financing activities in 1999 primarily relate to capital lease obligations.

         The Company has a working capital revolving line of credit (the "Credit Facility") with a bank, which is secured by the Company's accounts receivable and bears interest at a rate equal to LIBOR plus 4.875% per annum. The amount available under the Credit Facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.0 million. The Credit Facility will expire on November 30, 1999. At June 30, 1999 and throughout the six months ended June 30, 1999, there were no amounts outstanding under the Credit Facility.

         The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Credit Facility. The balance of the Credit Facility was paid with cash generated from operations in June 1998. The balance of the remaining net proceeds from the IPO in the amount of $10.1 million as of June 30, 1999 is available for future working capital and other general corporate purposes. The Company may also use a portion of the remaining net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the

Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

         The Company believes that cash and cash equivalents, remaining net proceeds from the IPO, cash generated from operations, and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months.

         ULTIPRO AND INTERSOURCING ARE REGISTERED TRADEMARKS OF THE ULTIMATE SOFTWARE GROUP, INC. WINDOWS IS A REGISTERED TRADEMARK OF MICROSOFT CORPORATION. ALL OTHER TRADEMARKS REFERENCED ARE THE PROPERTY OF THEIR RESPECTIVE OWNERS.

SEASONALITY

         The Company has experienced, and may experience in the future, significant seasonality in its business. The Company's business, operating results and financial condition may be affected by such trends in the future. Revenues have historically increased at graduated rates over the course of the year, typically heightening in the fourth quarter of the year and reducing to lower rates in the next succeeding quarter. The Company believes such seasonality is due to a number of factors, including the Company's quota-based compensation arrangements, typical of those used in software companies, and year-end budgetary dynamics which may encourage the Company's customers to make capital expenditures before their fiscal year ends. The Company believes that this seasonal trend may continue for the foreseeable future.

QUARTERLY FLUCTUATIONS

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for the Company's products could significantly affect both revenues and profits in any quarter. As a result of these factors, there can be no assurance that the Company will be able to establish or, when established, maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

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

         The Company's internal technology systems include telecommunications (i.e., phones, voicemail and network connections), computer hardware (personal computers and network servers) and software. In February 1999, the Company successfully tested its "back office" servers which support the Company's critical systems and supporting infrastructure. Software upgrades have been applied to the base operating system to ensure Year 2000 compliance. In addition, the Company has upgraded its phone systems and PC-based software for Year 2000 compliance. The Company is in the process of assessing the Year 2000 issue with respect to telecommunications and computer hardware for its field operations but does not anticipate such to materially impact the Company's operations. The Company's principal software systems include payroll, accounting and customer support. The Company utilizes its own proprietary product, which tests show is Year 2000 compliant, for payroll and human resource data processing. In the past several years, the Company has replaced certain of its financial and operational systems, including the accounting and customer support systems which have each been certified by the respective vendors as being Year 2000 compliant. Verification testing for certain material aspects of the financial and operational systems is underway and scheduled to be completed by the end of the third quarter of 1999. The amount of remediation work required to address any Year 2000 problems in other systems is not expected to be extensive.

         Non-information technology systems typically include embedded technology such as security systems, elevators and other systems which contain an embedded computer or computer-like device used to control the operation of plant, machinery and equipment. The Company relocated to its new headquarters effective August 1, 1999. The office building for these headquarters, which is under a 15-year lease, is newly constructed and the Company believes the security system, elevator and other non-information technology systems substantially address Year 2000 issues. The utility company for the Company's headquarters, Florida Power & Light, has completed its Year 2000 testing and has certified to the Company its Year 2000 compliance.

         The Company has initiated formal communications with certain significant suppliers and is in the process of initiating formal communications with major business partners to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. As of the date of this Form 10-Q, such formal communications have not been concluded. The Company will seek to obtain the appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact on a major vendor's information system would not have a material adverse effect on the Company.

COSTS

         Based on its assessments to date, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. The Company estimates the total cost associated with the Year 2000 issue to be in the range of $75,000 and $150,000 during 1999 (principally in connection with the use of outside consultants), assuming no major disruption of service from utility companies. Historically, the Company has not separately tracked the internal costs related to Year 2000 compliance. Such costs are principally the related payroll costs for the Company's information systems employees.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), subsequently amended by SFAS No. 137, was issued in June 1998 and is effective for the Company's fiscal year ending December 31, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 will have no material impact on its financial statements as it has entered into no derivative contracts and has no current plans to do so in the foreseeable future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rates. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks, are not included in the following assessment of the Company's market risks.

         INTEREST RATES. Cash equivalents consist of money market accounts with original maturities less than three months. Interest on the Credit Facility is based on LIBOR plus 4.875% per annum. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility. Changes in interest rates would not have a material effect on cash equivalents. As of June 30, 1999 and the date of this Form 10-Q, there was no amount outstanding under the Credit Facility; therefore, changes in interest rates are not applicable for either interest expense or fair market value of the debt instrument.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         From the effective date of the Company's Registration Statement on Form S-1 (No. 333-47881) filed with the Securities and Exchange Commission (the "SEC") on March 13, 1998, as amended (the "Form S-1"), through June 30, 1999, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock in the IPO (in thousands):

       Underwriting discounts and commissions                   $2,275
       Other expenses (legal and accounting fees,
       printing and engraving expenses, filing
       and listing fees and miscellaneous)                       1,841
                                                                ------
            Total                                               $4,116
                                                                ======

         The net offering proceeds from the IPO to the Company, after deducting the foregoing expenses, were $28.4 million. In connection with the offering and sale of the Common Stock registered, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company. From the closing of the IPO on June 5, 1998 until June 30, 1999, except as otherwise noted, the net offering proceeds were used as follows (in thousands):

Invested in money market and other short-term
       marketable securities at June 30, 1999                  $10,066
Repayment of certain indebtedness                                3,600
Capital expenditures for leasehold improvements
       to the Company's new headquarters                           800
Accrued bonuses to officers who are not
       executive officers                                          436
Other working capital needs                                     13,482
                                                               -------
            Total                                              $28,384
                                                               =======

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 20, 1999. The principal business of the meeting was to elect two directors to serve for three-year terms or until their respective successors are duly elected and qualified. No other business came before the meeting.

         The two management nominees for director whose terms expired at the 1999 Annual Meeting of Stockholders of the Company were elected to serve as directors until the 2002 Annual Meeting of Stockholders, as follows:

                 Nominee                      For              Withheld Vote
        -----------------------------    ---------------    ------------------
        Robert A. Yanover                  10,125,884              10,805
        Le Roy A. Vander Putten            10,125,684              11,005

         The names of each other director whose term of office as a director continues after the 1999 Annual Meeting of Stockholders and their respective term expirations are as follows:

        Term Expires in 2000:
              Marc D. Scherr
              Rick Wilber
              John R. Walter (1)

        Term Expires in 2001:
              Scott Scherr
              Alan Goldstein, M.D.
              Ofer Nemirovsky

-------------------------
(1) John R. Walter, current Chairman of Manpower, Inc., retired President and Chief Operating Officer of AT&T, and former Chairman, President and Chief Executive Officer of R.R. Donnelley & Sons, was elected as a director by the Company's board of directors on July 22, 1999. Mr. Walter is Chairman of the Management Advisory Board of Aberdeen Strategic Capital LP, an affiliate of Aberdeen Strategic Capital, Inc. ("Aberdeen"), which has an investment in the Company.

ITEM 5.  OTHER INFORMATION

          On July 22, 1999, the Company engaged Aberdeen to provide marketing, strategic and other advisory services (the "Engagement"). The Engagement may be terminated by the Company at any time upon written notice to that effect. In connection with the Engagement, the Company issued to Aberdeen a warrant (the "Warrant") to purchase 100,000 shares of the Common Stock for $10.00 per share. The Warrant vests in eight increments of 12,500 shares quarterly over a two-year period commencing on July 22, 1999; provided that no increment of shares shall vest if the Engagement has been terminated before the vesting date for such increment. The Warrant expires on July 22, 2003. Definitive documents with respect to the Engagement and the Warrant are being prepared.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                 10.1 Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998

                 27.1             Financial Data Schedule

(b)      Reports on Form 8-K

                 No report on Form 8-K was filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE ULTIMATE SOFTWARE GROUP, INC.

Date:    August 15, 1999       By:      /S/ MITCHELL K. DAUERMAN
                                        --------------------------------------
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Authorized Signatory and Principal
                                            Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          -----------
 10.1            Commercial Office Lease by and between
                 UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998

 27.1            Financial Data Schedule