Form 10-Q
period 1999-09-30
ULTIMATE SOFTWARE GROUP INC
filed 1999-11-15
CIK 1016125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         As of November 8, 1999, there were 15,912,793 shares of the Registrant's Common Stock, par value $.01, outstanding.

                        THE ULTIMATE SOFTWARE GROUP, INC.

                                TABLE OF CONTENTS

                                                                                      PAGE(S)
                                                                                      -------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets as of September 30, 1999 and
                 December 31, 1998                                                       3
          Condensed Consolidated Statements of Operations for the Three Months
                 and Nine Months Ended September 30, 1999 and 1998                       4
          Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1999 and 1998                           5
          Notes to Condensed Consolidated Financial Statements                          6-7

Item 2--Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   8-19

Item 3--Quantitative and Qualitative Disclosures About Market Risk                       19

PART II--OTHER INFORMATION:

Item 1--Legal Proceedings                                                                20
Item 2--Changes in Securities and Use of Proceeds                                        20
Item 3--Defaults upon Senior Securities                                                  20
Item 4--Submission of Matters to a Vote of Security Holders                              20
Item 5--Other Information                                                                21
Item 6--Exhibits and Reports on Form 8-K                                                 21

SIGNATURES                                                                               22

                         PART 1--FINANCIAL INFORMATION

ITEM 1--Financial Statements

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                                       As of        As of
                                                                   September 30, December 31,
ASSETS                                                                 1999          1998
                                                                    -----------   ----------
Current assets:                                                     (Unaudited)
  Cash and cash equivalents                                         $     7,597   $   17,128
  Accounts receivable, net                                               21,665       15,225
  Prepaid expenses and other current assets                               1,935        2,014
                                                                    -----------   ----------
    Total current assets                                                 31,197       34,367

Property and equipment, net                                               4,762        2,458
Other assets, net                                                         1,144          389
                                                                    -----------   ----------
    Total assets                                                    $    37,103   $   37,214
                                                                    ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $     2,306   $    2,761
  Accrued expenses                                                        3,287        4,353
  Deferred revenue                                                        7,223        8,913
  Current portion of capital lease obligations                            1,123          846
                                                                    -----------   ----------
    Total current liabilities                                            13,939       16,873

Capital lease obligations, net of current portion                         1,106        1,010
Deferred revenue                                                            361          221
                                                                    -----------   ----------
    Total liabilities                                                    15,406       18,104
                                                                    -----------   ----------

Commitments and contingencies                                               -            -
Stockholders' equity:
  Preferred Stock, $.01 par value, 2,000,000 and 501,914
    shares authorized in 1999 and 1998, respectively;
    no shares issued or outstanding in 1999 and 1998                        -            -
  Series A Junior Participating Preferred Stock, $.01 par value,
    500,000 shares authorized, no shares issued and
    outstanding in 1999 and 1998                                            -            -
  Common Stock, $.01 par value, 50,000,000 shares
    authorized, 15,912,793 and 15,879,015 shares issued and
    outstanding in 1999 and 1998, respectively                              159          159
  Additional paid-in capital                                             64,348       64,068
  Accumulated deficit                                                   (42,810)     (45,117)
                                                                    -----------   ----------
    Total stockholders' equity                                           21,697       19,110
                                                                    -----------   ----------
    Total liabilities and stockholders' equity                      $    37,103   $   37,214
                                                                    ===========   ==========

      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                        For the Three Months  For the Nine Months
                                        Ended September 30,   Ended September 30,
                                        --------------------  ---------------------
                                           1999      1998       1999        1998
                                         --------   -------    -------   ----------
Revenues:
  License                                $  8,019   $ 4,753    $17,049   $   12,079
  Services                                  7,864     6,436     23,929       16,821
                                         --------   -------    -------   ----------
    Total revenues                         15,883    11,189     40,978       28,900
                                         --------   -------    -------   ----------

Cost of revenues:
  License                                     223       179        551          609
  Services                                  4,596     4,581     14,998       12,549
                                         --------   -------    -------   ----------
    Total cost of revenues                  4,819     4,760     15,549       13,158
                                         --------   -------    -------   ----------

Operating expenses:
  Sales and marketing                       4,435     4,213     12,389       11,996
  Research and development                  2,664     1,847      7,162        4,892
  General and administrative                1,451     1,283      3,832        3,310
  Amortization of acquired intangible         -         191        -            573
                                         --------   -------    -------   ----------
    Total operating expenses                8,550     7,534     23,383       20,771
                                         --------   -------    -------   ----------
    Operating income (loss)                 2,514    (1,105)     2,046       (5,029)

Compensation related to modification
  of escrow agreement                         -         -          -         (4,183)
Interest expense                              (81)      (23)      (162)        (178)
Interest and other income                     101       270        423          380
                                         --------   -------    -------   ----------
  Net income (loss)                      $  2,534   $  (858)   $ 2,307   $   (9,010)
                                         ========   =======    =======   ==========

Net income (loss) per share:
  Basic                                  $   0.16   $ (0.05)   $  0.15   $    (0.64)
                                         ========   =======    =======   ==========
  Diluted                                $   0.16   $ (0.05)   $  0.14   $    (0.64)
                                         ========   =======    =======   ==========

Weighted average shares outstanding:
  Basic                                    15,901    15,877     15,893       14,028
                                         ========   =======    =======   ==========
  Diluted                                  16,084    15,877     15,994       14,028
                                         ========   =======    =======   ==========

      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                            --------------------
                                                                                              1999        1998
                                                                                            ---------   --------
Cash flows from operating activities:
 Net income (loss)                                                                          $   2,307   $ (9,010)
 Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                                   994      1,490
  Provision for doubtful accounts                                                                 993        894
  Compensation related to modification of escrow agreement                                        -        4,183
  Non-cash issuance of stock options for services                                                  95        -
  Changes in operating assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                                         (7,433)    (8,214)
   Prepaid expenses and other current assets                                                      (91)       185
   Other assets                                                                                  (776)       (21)
   Accounts payable                                                                              (453)        42
   Accrued expenses                                                                            (1,066)      (746)
   Deferred revenue                                                                            (1,550)    (1,795)
                                                                                            ---------   --------
    Net cash used in operating activities                                                      (6,980)   (12,992)
                                                                                            ---------   --------

Cash flows from investing activities:
 Purchases of property and equipment                                                           (2,160)      (236)
 Net proceeds from (issuances of) notes receivable                                                170       (237)
                                                                                            ---------   --------
    Net cash used in investing activities                                                      (1,990)      (473)
                                                                                            ---------   --------

Cash flows from financing activities:
 Net borrowings under line of credit agreements                                                   -         (209)
 Net proceeds from capital lease obligations                                                      -          381
 Principal payments on capital lease obligations                                                 (746)      (371)
 Equity transactions of 1998 poolings                                                             -         (434)
 Net proceeds from issuances of Common Stock                                                      185     28,424
                                                                                            ---------   --------
    Net cash provided by (used in) financing activities                                          (561)    27,791
                                                                                            ---------   --------

Net increase (decrease) in cash and cash equivalents                                           (9,531)    14,326
Cash and cash equivalents, beginning of period                                                 17,128      3,270
                                                                                            ---------   --------
Cash and cash equivalents, end of period                                                    $   7,597   $ 17,596
                                                                                            =========   ========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                                                     $     135   $    169
                                                                                            =========   ========

Supplemental disclosure of non-cash financing activities:

- The Company entered into capital lease obligations to acquire new equipment totaling $1,119 and $1,308 in the nine months ended September 30, 1999 and 1998, respectively.

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

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

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

OVERVIEW

         Ultimate Software, the fastest growing provider of integrated HRMS/payroll e-business solutions, designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll ("HRMS/payroll") software solutions. Ultimate Software's Web-based solutions include UltiPro Employee Self-Service and UltiPro Manager Self-Service, released in the fall of 1998 and 1999, respectively (collectively, "UltiPro Web"), and HRGateway.com, introduced in June 1999. The Company's software solutions are marketed primarily to middle-market organizations with 500 to 15,000 employees.

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

         Under the terms of the IBM Agreement, IBM provides the installation and ongoing database and server management of the UltiPro product family, which includes UltiPro Web, at an IBM Data Hosting Center. This application hosting model (which the Company refers to as Intersourcing) provides organizations real-time access to their employee data, Web-access for managers and employees, business intelligence tools for executive decision-making, and comprehensive HRMS/payroll functionality without a requirement for in-house information technology resources. Under the terms of the IBM Agreement, the dedicated server resides at the IBM Data Hosting Center where IBM monitors, manages and supports it. Ultimate Software believes Intersourcing offers organizations of all sizes significant business value.

         As part of the Company's strategy to provide its customers an easy pathway to e-business, in June 1999, Ultimate Software introduced HRGateway.com, a new Web portal and one-stop shopping supersite for HRMS/payroll professionals, managers and the employees they support. The first phase of HRGateway.com, introduced in June 1999, offers a variety of third party and private-labeled value-added products and services that complement Ultimate Software's Web-based products which will be accessed through the portal. UltiPro Web products are fully integrated with UltiPro HRMS/Payroll and are not stand-alone products. UltiPro Web addresses the growing demand for Web-based solutions that empower managers and general employee populations. UltiPro Web Employee Self-Service provides employees online access to employee handbooks, company news and policies, employee directories, benefit plans and pay check history and extranet connections to other relevant sites, such as the site of the 401(k) administrator. UltiPro Web Manager Self-Service provides managers online access to information on their employee staffs, including features for performance management, recruitment and staffing, training management and reporting.

         In June 1999, Ultimate Software entered into an agreement with Action Technologies, Inc., a leader in Web-based workflow and work management software ("Action"), to deliver collaborative workflow. Collaborative workflow expands current administration workflow capabilities to a new level--from a binary accept/decline model to a complex negotiation model. Using Action's flagship product, ActionWorks Metro, Ultimate Software offers its clients business process automation in its products through a Web-based environment.

         Ultimate Software also strategically targets certain specific industries--healthcare and PEOs--and is creating additional functionality in the UltiPro products to appeal to these business sectors. When the Company releases new product functionality in the fourth quarter of 1999 with version
4.0 of UltiPro, additional purchasing options will be offered, including both basic (formerly referred to as "standard") and strategic versions of each of the following: UltiPro HRMS/Payroll, UltiPro Web, UltiPro Healthcare and UltiPro PEO. UltiPro Healthcare offers basic and strategic versions and is packaged particularly for the healthcare industry with functionality such as position management features required for that industry. Similarly, UltiPro PEO offers basic and strategic versions with functionality unique to PEOs such as billing for client companies' usage of employees. Strategic versions of the Company's products include certain additional functionality relative to the related basic version, depending on the target industry of the product.

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

RESULTS OF OPERATIONS

         The following table sets forth the Statements of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                               FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                              -----------------------     -----------------------
                                               1999           1998        1999          1998
                                              --------      ---------     ---------     ---------
Revenues:
      License                                   50.5 %        42.5 %        41.6 %         41.8 %
      Service                                   49.5          57.5          58.4           58.2
                                              --------      ---------     ---------     ---------
         Total revenues                        100.0         100.0         100.0          100.0
                                              --------      ---------     ---------     ---------
Cost of revenues:
      License                                    1.4           1.6           1.3            2.1
      Service                                   28.9          40.9          36.6           43.4
                                              --------      ---------     ---------     ---------
         Total cost of revenues                 30.3          42.5          37.9           45.5
                                              --------      ---------     ---------     ---------
Operating expenses:
      Sales and marketing                       27.9          37.7          30.2           41.5
      Research and development                  16.8          16.5          17.5           16.9
      General and administrative                 9.1          11.5           9.4           11.5
      Amortization of acquired intangibles       0.0           1.7           0.0            2.0
                                              --------      ---------     ---------     ---------
         Total operating expenses               53.8          67.4          57.1           71.9
                                              --------      ---------     ---------     ---------
         Operating income (loss)                15.9          (9.9)          5.0          (17.4)
Compensation related to modification
      of escrow agreement                          -             -             -          (14.5)
Interest expense                                (0.5)         (0.2)         (0.4)          (0.6)
Interest and other income                        0.6           2.4           1.0            1.3
                                              --------      ---------     ---------     ---------
      Net income (loss)                         16.0 %        (7.7) %        5.6 %        (31.2)%
                                              ========      =========     =========     =========

Revenues

         The Company's revenues are derived from two principal sources: software licenses ("license revenues") and fees for maintenance, implementation, training and consulting services (collectively, "service revenues"). License revenues include revenues from software license agreements, for the Company's products, entered into between the Company and its customers in which the license fees are noncancellable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenues in the condensed consolidated balance sheets.

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

         Total revenues, consisting of license and service revenues, increased 42.0% to $15.9 million for the three months ended September 30, 1999 from $11.2 million for the three months ended September 30, 1998. Total revenues increased 41.8% to $41.0 million for the nine months ended September 30, 1999 from $28.9 million for the nine months ended September 30, 1998.

         License revenues increased 68.7% to $8.0 million for the three months ended September 30, 1999 from $4.8 million for the three months ended September 30, 1998. License revenues increased 41.2% to $17.0 million for the nine months ended September 30, 1999 from $12.1 million for the nine months ended September 30, 1998. The increases in license revenues were primarily attributable to increased sales of the Company's core product, UltiPro HRMS/Payroll, and, to a lesser degree, revenues generated from sales of UltiPro Web.

         Service revenues increased 22.2% to $7.9 million for the three months ended September 30, 1999 from $6.4 million for the three months ended September 30, 1998. Service revenues increased 42.3% to $23.9 million for the nine months ended September 30, 1999 from $16.8 million for the nine months ended September 30, 1998. The increases in service revenues were primarily attributable to an increase in services related to the implementation of UltiPro HRMS/Payroll principally to support increased sales of the product as well as a higher realization of hourly rates charged for services performed, partially offset by the Company's planned reduction of implementation consulting services subcontracted to third party providers. Additionally, maintenance and training revenues increased primarily as a result of an increase in the installed base of UltiPro HRMS/Payroll customers.

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

         Cost of license revenues increased 24.5% to $223 thousand for the three months ended September 30, 1999 from $179 thousand for the three months ended September 30, 1998 primarily as a result of higher third party fees in conjunction with increased license revenues. Cost of license revenues decreased 9.5% to $551 thousand for the nine months ended September 30, 1999 from $609 thousand for the nine months ended September 30, 1998 primarily as a result of lower third party rates in 1999. As a percentage of license revenues, cost of license revenues decreased to 2.8% for the three months ended September 30, 1999 from 3.8% for the three months ended September 30, 1998. As a percentage of license revenues, cost of license revenues decreased to 3.2% for the nine months ended September 30, 1999 from 5.0% for the nine months ended September 30, 1998. The decreases in cost of license revenues, as a percentage of license revenues, were primarily attributable to lower third-party rates.

         Cost of service revenues for the three months ended September 30, 1999 were consistent with the three months ended September 30, 1998, principally due to the Company's planned reduction of implementation consulting services subcontracted to third party providers, offset by higher implementation services, personnel training and maintenance to support the Company's increased sales of UltiPro HRMS/Payroll. Cost of service revenues increased 19.5% to $15.0 million for the nine months ended September 30, 1999 from $12.5 million for the nine months ended September 30, 1998 primarily as a result of additional implementation services, training and maintenance personnel to support the Company's increased sales of UltiPro HRMS/Payroll and, to a lesser degree, additional costs associated with providing training to customers. Cost of service revenues, as a percentage of service revenues, decreased to 58.4% for the three months ended September 30, 1999 from 71.2% for the three months ended September 30, 1998 and to 62.7% for the nine months ended September 30, 1999 from 74.6% for the nine months ended September 30, 1998. These decreases in cost of services, as a percentage of service revenues, were primarily due to an increase in service revenues generated by higher HRMS/Payroll revenues as well as a higher realization of hourly rates charged for services performed by Ultimate Software's service consultants and third-party service consultants.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices and marketing costs. Sales and marketing expenses increased 5.3% to $4.4 million for the three months ended September 30, 1999 from $4.2 million for the three months ended September 30, 1998. Sales and marketing expenses increased 3.3% to $12.4 million for the nine months ended September 30, 1999 from $12.0 million for the nine months ended September 30, 1998. The increases in sales and marketing expenses were primarily attributable to higher advertising and marketing costs as well as additional costs associated with the Company's newer sales programs--the affiliate network and strategic alliances programs. Under the affiliate network program, accounting firms, consulting firms and independent resellers (collectively "Affiliates") market, sell and implement the Company's products. The strategic alliance program typically involves strategic marketing relationships with other leading software vendors. Sales and marketing expenses, as a percentage of total revenues, decreased to 27.9% for the three months ended September 30, 1999 from 37.7% for the three months ended September 30, 1998. Sales and marketing expenses, as a percentage of total revenues, decreased to 30.2% for the nine months ended September 30, 1999 from 41.5% for the nine months ended September 30, 1998. The decreases in sales and marketing expenses, as a percentage of total revenues, were primarily due to the absorption of the expenses in an increased total revenue base.

Research and Development

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 44.2% to $2.7 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. Research and development expenses increased 46.4% to $7.2 million for the nine months ended September 30, 1999 from $4.9 million for the nine months ended September 30, 1998. The increases in research and development expenses were primarily attributable to an increase in costs associated with hiring additional programmers and engineers for the development and enhancement of UltiPro HRMS/Payroll, the continued development of UltiPro Web products, and for the development of new HRMS/payroll-related enhancement modules. Research and development expenses, as a percentage of total revenues, increased to 16.8% for the three months ended September 30, 1999 from 16.5% for the three months ended September 30, 1998. Research and development expenses, as a percentage of total revenues, increased to 17.5% for the nine months ended September 30, 1999 from 16.9% for the nine months ended September 30, 1998. The increases in research and development expenses, as a percentage of total revenues, were primarily due to increased personnel costs partially offset by the absorption of the expenses in an increased total revenue base.

General and Administrative

         General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 13.1% to $1.5 million for the three months ended September 30, 1999 from $1.3 million for the three months ended September 30, 1998. General and administrative expenses increased 15.8% to $3.8 million for the nine months ended September 30, 1999 from $3.3 million for the nine months ended September 30, 1998. The increases in general and administrative expenses were principally due to increased staffing to support the Company's growth and, in the case of the foregoing nine-month comparison, other incremental costs associated with being a publicly-traded company, primarily professional fees. General and administrative expenses, as a percentage of total revenues, decreased to 9.1% for the three months ended September 30, 1999 from 11.5% for the three months ended September 30, 1998. General and administrative expenses, as a percentage of total revenues, decreased to 9.4% for the nine months ended September 30, 1999 from 11.5% for the nine months ended September 30, 1998. The decreases in general and administrative expenses, as a percentage of total revenues, were primarily due to the absorption of the expenses in an increased total revenue base.

Amortization of Acquired Intangibles

         Amortization of acquired intangibles consisted of goodwill amortization associated with the acquisition of three Resellers in 1995 and nine Resellers in 1996. Goodwill amortization decreased 100% to zero for both the three and nine months ended September 30, 1999 due to the goodwill associated with the Reseller acquisitions being fully amortized as of December 31, 1998, thereby eliminating the amortization expense in fiscal 1999.

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

Interest Expense

         Interest expense increased 252.0% to $81 thousand for the three months ended September 30, 1999 from $23 thousand for the three months ended September 30, 1998 due to increased capital lease obligations. Interest expense decreased 9.0% to $162 thousand for the nine months ended September 30, 1999 from $178 thousand for the nine months ended September 30, 1998 primarily due to the absence of bank borrowings, partially offset by increased capital lease obligations.

Interest and Other Income

         Interest and other income decreased 62.6% to $101 thousand for the three months ended September 30, 1999 from $270 thousand for the three months ended September 30, 1998 primarily due to the reduction of the balance of the remaining net proceeds from the IPO. Interest and other income increased 11.3% to $423 thousand for the nine months ended September 30, 1999 from $380 thousand for the nine months ended September 30, 1998 primarily as a result of interest earned on the remaining net proceeds from the IPO since June 1998.

Provision for Income Taxes (Benefit)

         No provision or benefit for federal, state or foreign income taxes was made for the nine months ended September 30, 1999 or 1998 due to the Company's cumulative net operating losses incurred through the end of each of the respective periods. The Company has reported only tax losses to date and consequently had approximately $27.4 million of net operating loss carryforwards available at December 31, 1998, which expire at various times through the year 2018, available to offset future taxable income. The timing of maintaining sustained profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

LIQUIDITY AND CAPITAL EXPENDITURES

         The Company has historically funded operations primarily through the sale of private equity securities and, to a lesser extent, equipment financing and borrowing arrangements. In June 1998, the Company completed an initial public offering of its Common Stock which resulted in net proceeds to the Company totaling approximately $28.4 million.

         As of September 30, 1999, the Company had $7.6 million in cash and cash equivalents, reflecting a net decrease of $9.5 million since December 31, 1998. Working capital as of September 30, 1999 was $17.3 million as compared to $17.5 million as of December 31, 1998. The consistent balance of working capital at September 30, 1999 relative to December 31, 1998 includes a decrease in cash and cash equivalents to fund operations and an increase in accounts receivable resulting from the cyclical nature of revenues. Revenues have historically increased at graduated rates over the course of the year, typically heightening in the fourth quarter of the year.

         Net cash used in operating activities was $7.0 million for the nine months ended September 30, 1999 as compared to $13.0 million for the nine months ended September 30, 1998. The decrease in cash used in operating activities was principally due to improved net operating results for the nine months ended September 30, 1999.

         Net cash used in investing activities was $2.0 million for the nine months ended September 30, 1999 as compared to $0.5 million for the nine months ended September 30, 1998. The increase in net cash used in investing activities was primarily attributable to certain leasehold improvements made to the Company's new headquarters, the lease for which commenced on July 15, 1999, and additional equipment purchases in the nine months ended September 30, 1999.

         Net cash used in financing activities was $0.6 million for the nine months ended September 30, 1999 as compared to net cash provided by financing activities of $27.8 million for the nine months ended September 30, 1998. The decrease in net cash provided by financing activities was primarily attributable to the net proceeds from the IPO in June 1998 partially offset by principal payments made under the line of credit agreements during the nine months ended September 30, 1998. Financing activities in 1999 primarily relate to capital lease obligations.

         The Company has a working capital revolving line of credit (the "Credit Facility") with a bank, which is secured by the Company's accounts receivable and bears interest at a rate equal to LIBOR plus 4.875% per annum. The amount available under the Credit Facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.0 million. The Credit Facility will expire on November 30, 1999. The Company is in the process of negotiating for a renewal of the Credit Facility. At September 30, 1999 and throughout the nine months ended September 30, 1999, there were no amounts outstanding under the Credit Facility.

         The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Credit Facility. The balance of the Credit Facility was paid with cash generated from operations in June 1998. The balance of the remaining net proceeds from the IPO in the amount of $6.5 million as of September 30, 1999 is available for future working capital and other general corporate purposes. The Company may also use a portion of the remaining net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

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

         The Company's internal technology systems include telecommunications (i.e., phones, voicemail and network connections), computer hardware (personal computers and network servers) and software. In February 1999, the Company successfully tested its "back office" servers which support the Company's critical systems and supporting infrastructure. Software upgrades have been applied to the base operating system to ensure Year 2000 compliance. In addition, the Company has upgraded its phone systems and PC-based software for Year 2000 compliance. The Company's assessment of the Year 2000 issue with respect to telecommunications and computer hardware for its field operations does not indicate such to materially impact its operations. The Company's principal software systems include payroll, accounting and customer support. The Company utilizes its own proprietary product, which tests show is Year 2000 compliant, for payroll and human resource data processing. In the past several years, the Company has replaced certain of its financial and operational systems, including the accounting and customer support systems which have each been certified by the respective vendors as being Year 2000 compliant. Verification testing for certain material aspects of the financial and operational systems is complete with results indicating Year 2000 compliance for such systems, as tested. The amount of remediation work required to address any Year 2000 problems in other systems is not expected to be extensive.

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

         The Company has initiated formal communications with certain significant suppliers and is in the process of assessing the extent to which the Company's interface systems are vulnerable to major business partners' (including third-party implementation consultants and Affiliates) failure to remediate their own Year 2000 issues, but does not anticipate such to materially impact the Company's operations. Although the Company will seek to obtain the appropriate warranties and assurances that those parties are, or will be, Year 2000 compliant during the fourth calendar quarter of 1999, the Company is developing contingency plans to accommodate the possibility that any of those third parties cannot provide such warranties and assurances. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact on a major vendor's information system would not have a material adverse effect on the Company.

Costs

         Based on its assessments to date, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. The Company's believes the total cost associated with the Year 2000 issue will be in the range of $25,000 and $50,000 during 1999 (principally in connection with the use of outside consultants), assuming no major disruption of service from utility companies. Historically, the Company has not separately tracked the internal costs related to Year 2000 compliance. Such costs are principally the related payroll costs for the Company's information systems employees.

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

Contingency Plans

         As the Company completes its assessment of the anticipated total impact of the Year 2000 issue during the fourth calendar quarter of 1999, contingency plans will be prepared, as necessary, to handle the most reasonably likely worst case scenario. The Company's target date for the completion of such contingency plans, if deemed necessary at the completion of assessing the total impact of the Year 2000 issue, is by the end of November 1999.

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

         INTEREST RATES. Cash equivalents consist of money market accounts with original maturities less than three months. Interest on the Credit Facility is based on LIBOR plus 4.875% per annum. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility. Changes in interest rates are not expected to have a material effect on cash equivalents. As of September 30, 1999 and the date of this Form 10-Q, there was no amount outstanding under the Credit Facility; therefore, changes in interest rates are not applicable for either interest expense or fair market value of the debt instrument.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         From the effective date of the Company's Registration Statement on Form S-1 (No. 333-47881) filed with the Securities and Exchange Commission (the "SEC") on March 13, 1998, as amended (the "Form S-1"), through September 30, 1999, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock in the IPO (in thousands):

Underwriting discounts and commissions                              $2,275
Other expenses (legal and accounting fees,
       printing and engraving expenses, filing
       and listing fees and miscellaneous)                           1,841
                                                                -----------
            Total                                                   $4,116
                                                                ===========

         The net offering proceeds from the IPO to the Company, after deducting the foregoing expenses, were $28.4 million. In connection with the offering and sale of the Common Stock registered, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company. From the closing of the IPO on June 5, 1998 until September 30, 1999, the net offering proceeds were used as follows (in thousands):

Invested in money market and other short-term
       marketable securities at September 30, 1999                   $6,516
Repayment of certain indebtedness                                     3,600
Capital expenditures for leasehold improvements
       to the Company's new headquarters                              1,500
Accrued bonuses to officers who are not
       executive officers                                               436
Other working capital needs                                          16,332
                                                               -------------
            Total                                                   $28,384
                                                               =============

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On October 21, 1999, the Company entered into a definitive consulting agreement (the "Consulting Agreement") with Aberdeen Strategic Capital LP ("Aberdeen") under which Aberdeen has been engaged to provide marketing, strategic and other advisory services to the Company. John R. Walter, a member of the Company's Board of Directors, is Chairman of the Management Advisory Board of Aberdeen and has minority ownership interests in Aberdeen and its general partner.

         As sole compensation for the services of Aberdeen and its affiliates under the Consulting Agreement, on October 21, 1999 the Company issued to Aberdeen a warrant (the "Warrant") to purchase 100,000 shares of the Company's common stock, par value $0.01 per share, for $10 per share. The Warrant vests in eight quarterly increments of 12,500 shares, the first of which increments vested on October 22, 1999. No increment of shares shall vest if the Consulting Agreement has been terminated before the vesting date for such increment. The Warrant expires on July 22, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated October 21, 1999
         10.2             Warrant issued to Aberdeen Strategic Capital LP
         27.1             Financial Data Schedule

(b)      Reports on Form 8-K

                  No report on Form 8-K was filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE ULTIMATE SOFTWARE GROUP, INC.

Date:    November 15, 1999         By: /s/ MITCHELL K. DAUERMAN
                                       -----------------------------------------
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer (Authorized
                                       Signatory and Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

  10.1 Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated October 21, 1999
  10.2             Warrant issued to Aberdeen Strategic Capital LP
  27.1             Financial Data Schedule