Form 10-K
period 1999-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2000-03-29
CIK 1016125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the Nasdaq National Market on March 10, 2000 was approximately $183.7 million.

         As of March 10, 2000, there were 16,063,338 shares of the Registrant's Common Stock, par value $.01, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                        THE ULTIMATE SOFTWARE GROUP, INC.

                                      INDEX

                                                                         PAGE(S)
                                                                         -------
                                     PART I

Item 1.  Business                                                            4
Item 2.  Properties                                                         14
Item 3.  Legal Proceedings                                                  14
Item 4.  Submission of Matters to a Vote of Security Holders                14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters                                           15
Item 6.  Selected Financial Data                                            16
Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                         17
Item 8.  Financial Statements and Supplementary Data                        30
Item 9.  Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                          49

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                 50
Item 11. Executive Compensation                                             54
Item 12. Security Ownership of Certain Beneficial Owners and Management     54
Item 13. Certain Relationships and Related Transactions                     55

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   55

         Signatures                                                         59

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

ITEM 1.  BUSINESS

OVERVIEW

         Ultimate Software designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll ("HRMS/payroll") software solutions. In 1999 Ultimate Software was recognized by International Data Corp. (IDC) as the fastest growing provider of HRMS/payroll solutions. Likewise, Deloitte & Touche named Ultimate Software to its 1999 Technology Fast 500 list and Bloomberg's PERSONAL FINANCE Magazine rated the Company as the 46th fastest growing hi-tech company in its Hi-Tech 100 List.

         Ultimate Software reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners. As of December 31, 1999, the Company had licensed its UltiPro (as defined below) solutions to approximately 1,000 businesses, servicing approximately 1,000,000 employees. Ultimate Software's customers operate in a wide variety of industries, including healthcare, professional employee organizations ("PEOs"), manufacturing, food services, retail, technology, finance, insurance, legal services, real estate, transportation, communications, services, sports and entertainment. Customers include Chiquita International, John Deere Information Systems, Phoenix Suns, Arizona Diamondbacks, Austin Quality Foods, Tutor Time, and Hatteras Yachts.

         Ultimate Software's Web-based solutions include UltiPro Employee Self-Service and UltiPro Manager Self-Service (collectively, "UltiPro Web"), and UltiPro.com (formerly referred to as "HR Gateway.com"). The Company's software solutions are marketed primarily to middle-market organizations with 500 to 15,000 employees. UltiPro HRMS/Payroll, Ultimate Software's core product, automates HRMS/payroll functions for businesses and enables them to manage the employee life cycle strategically and cost effectively, from inception of employment through retirement. UltiPro Web leverages the Internet to "face" every person in an organization. Ultimate Software believes that UltiPro HRMS/Payroll's distributed, object-oriented architecture and integrated Web-based solutions provide significant advantages over other HRMS/payroll software products, including (i) greater scalability and transaction throughput;
(ii) reduced total cost of ownership; and (iii) ease of implementation, customization and use. UltiPro HRMS/Payroll and UltiPro Web (collectively "UltiPro") are designed to support new technologies as they emerge, including the Internet and corporate intranets, and to be readily integrated with other applications. As part of its comprehensive HRMS/payroll solutions, Ultimate Software provides implementation and training to its customers as well as support services, which have been certified by the Ziff Davis Support Center Practices Certification program (the "Ziff Davis Certification").

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

         Under the terms of the IBM Agreement, IBM provides the installation and ongoing database and server management of the UltiPro product suite, which includes UltiPro Web, at an IBM Data Hosting Center. This application hosting model (which the Company has branded as Intersourcing) provides organizations real-time access to their employee data, Web-access for managers and employees, business intelligence tools for executive decision-making, and comprehensive HRMS/payroll functionality without a requirement for significant support from in-house information technology resources. Under the terms of the IBM Agreement, the dedicated server resides at the IBM Data Hosting Center where IBM monitors, manages and supports it. Ultimate Software believes Intersourcing offers organizations of all sizes significant business value.

         As part of the Company's strategy to provide its customers an easy pathway to e-business, in June 1999, Ultimate Software introduced UltiPro.com, a new Web portal and one-stop shopping supersite for HR/payroll professionals, managers and the employees they support. The first phase of UltiPro.com offers a variety of third party and private-labeled value-added products and services that complement Ultimate Software's Web-based products, which will be accessed through the portal. UltiPro Web products are fully integrated with UltiPro HRMS/Payroll and are not stand-alone products. UltiPro Web addresses the growing demand for Web-based solutions that empower managers and general employee populations. UltiPro Web Employee Self-Service provides employees online access to employee handbooks, company news and policies, employee directories, benefit plans and pay check history and extranet connections to other relevant sites, such as the site of their 401(k) administrator. UltiPro Web Manager Self-Service provides managers online access to information on their employee staffs, including features for performance management, recruitment and staffing, training management and reporting.

         In June 1999, Ultimate Software also entered into an agreement with Action Technologies, Inc., a leader in Web-based workflow and work management software ("Action"), to deliver collaborative workflow. Collaborative workflow expands administration workflow capabilities to a new level--from a binary accept/decline model to a complex negotiation model. Using Action's flagship product, ActionWorks Metro, Ultimate Software offers its clients business process automation in its products through a Web-based environment.

         Ultimate Software's products have been recognized in the industry for their excellence. UltiPro HRMS/Payroll was named "Product of the Month" in August 1999 by Software Product Expertise, a division of the META Group. In 1999, PC COMPUTING selected UltiPro through Intersourcing as a finalist in its Most Valuable Product Awards. UltiPro HRMS/Payroll was selected as a finalist in Microsoft's 1998 Industry Solution Awards and UltiPro Employee Self-Service as a finalist in Lotus' international Beacon Awards 1998 competition. In December 1997, HUMAN RESOURCE EXECUTIVE, a leading human resource industry publication, selected UltiPro HRMS/Payroll as the only HRMS/payroll software product to be included as one of the Top Ten HR Products of the Year.

         On June 5, 1998, the Company completed the sale of 3,250,000 shares of the Company's common stock, par value $.01 (the "Common Stock"), in an initial public offering at an offering price of $10 per share (the "IPO"). The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Company's existing line of credit. The balance of the remaining net proceeds from the IPO has been and will continue to be used for general corporate purposes, including working capital (see "Liquidity and Capital Resources"). The Company also may use a portion of the remaining net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

         The Company is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the "Partnership"), a limited partnership founded in 1990. Ultimate Software's headquarters are located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (800) 432-1729.

THE ULTIMATE SOLUTION

         Ultimate Software is focused on developing employee-centric HRMS/payroll solutions for organizations of all sizes.

         Ultimate Software's HRMS/payroll solutions are designed to offer the following benefits to its customers:

         WEB CONVENIENCE. UltiPro Web integrates with UltiPro HRMS/Payroll to improve workflow, increase efficiencies and facilitate communication across organizations by providing instant access to a wide range of human resource, benefits and payroll information and the ability to perform a wide variety of tasks online. Ultimate Software offers additional Web convenience through Intersourcing, its IBM-hosted model, which enables businesses to have in-house-type access to their entire UltiPro suite of products through a Web browser and/or Citrix Metaframe. For business value that is complementary to all its products, Ultimate Software maintains UltiPro.com, a Web portal that offers UltiPro users easy access to services such as advanced recruitment, job posting and resume scoring services provided by Webhire; pre-employment screening and background checking services provided by Sterling Testing Systems, Inc.; and an aggregated collection of current regulatory law, tax and legislative compliance information compiled by Ultimate Software's tax team. UltiPro.com also offers its users access to select corporate training products and other resource materials online.

         FEATURE-RICH, BUILT-IN FUNCTIONALITY. UltiPro is a feature-rich, completely integrated human resources, benefits administration and payroll software solution that enables organizations to minimize the time invested in burdensome HRMS/payroll administrative activities and facilitates strategic decision-making capabilities. UltiPro facilitates management of the total employee cycle, from inception of employment through retirement, including complex payroll processing and benefits administration, and ships with business intelligence tools from Cognos for "slice and dice" data analysis and generation of custom reports. UltiPro's robust built-in functionality provides users with many features that would otherwise require extensive customization or changes to source code including: sophisticated security controls, federal and state human resource regulatory compliance capability, safety tracking, benefit program management, and payroll tax tables for federal, state and thousands of local jurisdictions.

         RAPID IMPLEMENTATION AND SYSTEM UPDATE EFFICIENCY. The Company has designed UltiPro to minimize the time and effort required for implementation, customization and updating by incorporating into its product hundreds of built-in rules, options and complex calculation methods. Ultimate Software offers three implementation methodologies, experienced implementation staff and customer training to further facilitate rapid implementation. In addition, UltiPro HRMS/Payroll's object-oriented technology improves efficiencies by enabling faster system updates. When users load system updates, they do not overwrite their customizations because the system stores custom changes as sub-classed objects or data that reside "outside" the core program, thus avoiding the time-consuming process of rewriting custom changes.

         REDUCED TOTAL COST OF OWNERSHIP. The Company believes its software solutions provide significant cost saving opportunities for its customers. The Company believes that its software is competitively priced. In addition, the Company believes that its current practices in implementing the UltiPro HRMS/Payroll solution result in a significant cost savings for customers when compared with implementations of other similar solutions in the industry. By using a complete UltiPro suite of solutions, including UltiPro HRMS/Payroll, UltiPro Web and UltiPro.com, a customer may also reduce the administrative and information technology support costs associated with an organization's HRMS/payroll functions over time. Tight integration helps to reduce administrative costs by facilitating accurate information processing and reporting and reduces discrepancies, errors and the need for time-consuming adjustments. In addition, administrative costs can be reduced by providing an organization with greater access to information and control over reporting through the UltiPro Web solution.

         INTEGRATION AND LEVERAGING OF LEADING TECHNOLOGIES. Ultimate Software has consistently focused on identifying leading technologies and integrating them into its products. UltiPro HRMS/Payroll incorporates and leverages leading technologies, such as Microsoft SQL Server, Microsoft NT Server, Microsoft COM+, Microsoft Terminal Server, and Inprise's Delphi ("Delphi"), to greatly enhance speed, convenience, dependability, ease of use and extensibility. UltiPro HRMS/Payroll and UltiPro Web include a full suite of Enterprise Integration Tools, Business Components, and Business-to-Business Links. These tools are designed to take advantage of emerging Internet-based technology standards such as XML, HTTP and Java scripting.

         EASE OF USE AND NAVIGATION. Ultimate Software designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the HRMS/payroll area. UltiPro Web uses familiar Internet interface techniques and functions through a Web-browser, making it convenient and easy to use. The graphical user interface of UltiPro HRMS/Payroll is designed to enable users to find information quickly and easily. The Employee Explorer allows users access to all employee information in one common area quickly and easily. The Company refers to this easy navigation as "Two clicks to anywhere."

         COMPREHENSIVE PROFESSIONAL SERVICES AND INDUSTRY-SPECIFIC EXPERTISE. Ultimate Software provides high quality implementation, training and ongoing product and customer support services. Ultimate Software employs 161 people in professional services, which includes the implementation, product support, technical support and training departments. Substantially all of the Company's product support associates have been designated as Certified Payroll Professionals ("CPP") by the American Payroll Association and have received Ziff Davis Certification. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, the Company employs a dedicated tax research team to track changes in the tax rules of approximately 6,000 separate taxing jurisdictions and changes in other employee-related regulations.

TECHNOLOGY

         Ultimate Software seeks to provide its clients with optimum performance, rich functionality, scalability and easy access to information through the use of leading, Internet standard technologies, Microsoft SQL Server as the database and the enterprise-ready Microsoft Windows 2000 operating system. Ultimate Software has developed UltiPro HRMS/Payroll and UltiPro Web (Employee and Manager Self-Service) to include the following key technological features:

         WEB-BASED TECHNOLOGIES AND INTERNET INTEGRATION. Ultimate Software supports emerging Web technologies and Internet/extranet connectivity to increase access to and usability of its applications. Ultimate Software's Web-based solutions, UltiPro Web Employee Self-Service and UltiPro Web Manager Self-Service, are integrated with UltiPro HRMS/Payroll's database and use several technologies including Active Server Pages, Java script, HTML and COM+.

         OBJECT-ORIENTED PROGRAMMING. Object-oriented programming features code reusability and visual form/object inheritance, which decrease the time and cost of developing and fully implementing a new system. With object-oriented programming, system updates do not overwrite prior customizations to the system because custom changes are sub-classed objects that reside "outside" the core program.

         32-BIT COMPILED CODE AND DISTRIBUTED ARCHITECTURE. Payroll and HRMS involve demanding processing. UltiPro HRMS/Payroll is built using 32-bit compiled code to manage demand requirements efficiently. 32-bit compiled code results in more stable applications that are significantly faster than interpreted applications and provides greater memory access than compilers built on a 16-bit compiler. Ultimate Software has designed certain aspects of its system using a multi-tiered architecture in order to enhance the system's speed, flexibility, scalability and maintainability. When an application's logic resides only on a client, a user's ability to process high volume data transactions is limited. When the logic resides only on a server, the user's interactive capabilities are reduced. Ultimate Software's use of distributed architecture is intended to overcome such limitations.

         APPLICATION FRAMEWORK. Ultimate Software has developed a data-driven, object-oriented application framework that enhances the development, usability, maintainability and extensibility of its applications. The major areas of the system such as company setup, code setup, employee setup, pay data entry and reporting have been developed using the Company's application framework to enhance usability. The extension of the system's functionality is enhanced due to the use of the framework with its driver tables and object-class library.

         BUSINESS INTELLIGENCE TOOLS. In addition to an extensive library of standard reports that offer flexibility and ease of use, the Company extends what users can do with employee data by embedding leading business intelligence tools from Cognos. In addition to offering sophisticated data query and report authoring, these tools enable users to apply online analytical processing ("OLAP") to multidimensional data cubes, allowing users to explore data on employees graphically and statistically from diverse angles. Ultimate Software maintains a link between Cognos' report catalog and UltiPro HRMS/Payroll's data dictionary, eliminating the necessity for users to create and maintain ad hoc reporting catalogs.

ULTIMATE SOFTWARE PRODUCTS

         Ultimate Software's software products include UltiPro HRMS/Payroll, a client/server software product, UltiPro Web, Web-based products including UltiPro Employee Self-Service and UltiPro Manager Self-Service, and UltiPro for Lan, a DOS-based product, all of which automate and manage HRMS/payroll functions.

ULTIPRO HRMS/PAYROLL

         UltiPro HRMS/Payroll, released in June 1997, is a fully integrated, technologically advanced HRMS/payroll software product that offers comprehensive functionality to middle-market organizations. In December 1997, Human Resource Executive, a leading human resource industry publication, selected UltiPro HRMS/Payroll as the only HRMS/payroll software product to be included as one of its Top Ten HR Products of the Year. UltiPro HRMS/Payroll includes, but is not limited to, the following modules:

         Human Resources. UltiPro HRMS/Payroll is designed to streamline and manage the human resource function within an organization. In addition to enabling organizations to comply with regulatory requirements, UltiPro HRMS/Payroll generates, manages and stores information that satisfies a broad range of internal and external reporting requirements. Examples of information and processes handled by the system are employee performance, job and salary history; COBRA and HIPAA administration; OSHA incident and safety; career development; wellness programs; company-issued property; dependent, beneficiary and emergency contact details; and history of previous employment. The system uses help features, or "wizards," to guide human resource administrators through multi-step processes such as recording new hire information, employee job changes and employee terminations. Wizards provide "To Do" lists, sequentially presented data-entry windows, validation of data and summaries of changed information. The system also includes effective dated record handling and detailed audit trails.

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

         Recruitment and Staffing. The Recruitment and Staffing module is designed to assist organizations in coordinating the management of open positions and applicants, tracking and evaluating costs associated with recruiting, and handling government compliance issues.

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

         Reporting. UltiPro HRMS/Payroll provides a library of over 100 standard reports including basic company and employee listings, employee forms, analytical reports, notifications and upcoming events, reconciliation and audit reports and date-or event-driven historical reports. UltiPro HRMS/Payroll includes true point-in-time reporting, giving users access to historical information whenever they need it. In addition to many standard reports, UltiPro HRMS/Payroll includes other tools such as Cognos' business intelligence tools for data analysis and generation of custom reports.

ULTIPRO WEB

         UltiPro Web leverages the Internet to put strategic and practical work-related information on the desktops of everyone in an organization, from upper level executives to staff managers to employees. A roles-based system governed by customer-established security rules, UltiPro Web offers executives and managers important strategic business value by presenting workforce metrics in the context of common business challenges such as employee turnover, overtime containment, recruitment effectiveness and manager efficiency. UltiPro Web gives employees the ability to review relevant company and personal information for answers to standard questions or to accomplish routine activities such as updating their benefits choices, address changes, where they direct deposit their paychecks, or deductions on their W-4 forms. From home or office, employees can obtain information they often need when they are away from the office, such as online benefit statements, paycheck history and other information needed for mortgage applications, forms for common HR requests, and details about company policies.

         Manager Self-Service. UltiPro's roles-based security model supports Staff Management for flexible work groups such as self-directed work teams and employee sharing and enables managers to perform routine tasks concerning their staff without photocopies, express mail or faxing. The Manager's Approval In-Box accommodates multiple-person approvals, and is tied to an audit trail to enhance the process of monitoring in-box content. UltiPro Web includes Staff Requisition and Management, giving managers full-picture decision making capabilities by providing detail on both internal and external applicants available for open positions. Because of its tight integration with UltiPro's Human Resource Management and Position Management, built-in controls automatically associate requisitions with a particular manager. In addition, UltiPro Web for managers includes Performance Management to facilitate on-line collaborative performance reviews, Training Management to enable managers to make informed decisions about their staff's professional development, salary planning and reporting.

         Employee Self-Service. UltiPro Web enables employees to manage their own career development and pathing with access to an on-line inventory of job and career-related information, including education credits, certifications, licenses and awards. Employees can make informed benefits choices without making inquiries to their human resource department because UltiPro Web provides personalized benefits information and links to benefit providers. UltiPro Web further reduces administrative burdens by providing employees access to their personal paycheck detail, enabling them to take control of their direct deposit and tax-withholding preferences as authorized. In addition, UltiPro Web stores company handbooks, calendars and forms for convenient Web access.

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

         Implementation. Ultimate Software's implementation services provide its customers with a standardized methodology and assistance in implementing the Company's HRMS/payroll solutions. Ultimate Software believes that its implementation services ensure its customers' early success with its products and assist customers in their ongoing efforts to enhance their existing systems and manage upgrades. In addition, these services strengthen the relationship with customers and add to the Company's industry-specific knowledge base for use in future implementation and product development efforts. Ultimate Software's implementation process is handled either by the Company's implementation team or in partnership with third-party consultants. Ultimate Software has established a training program that provides the Company's associates and its implementation partners with standardized instruction on UltiPro HRMS/Payroll and UltiPro Web, including techniques for systems planning and design, customer-specific configuring of application modules, conversion from existing systems and interfacing with other software applications. Ultimate Software's implementation group consists of HRMS/payroll consultants, database administrators and technology consultants. Implementation services are typically billed on a time and materials basis.

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

         Customer Support and Maintenance. Ultimate Software offers comprehensive technical support and maintenance services, which have historically been purchased by all of its customers. Ultimate Software's customer support center has been awarded the Support Center Practices Certification from the Ziff Davis Service & Support Consultants. This certification recognizes companies which "deliver exceptional service and support to their customers." Ultimate Software's customer support services include: software updates that reflect tax and other legislative changes; telephone support 24 hours a day, 7 days a week; unlimited access to the Company's employee tax center on the World Wide Web; seminars on year-end closing procedures; and periodic newsletters. In addition, Ultimate Software uses Symantec Corporation's PC Anywhere software for remote accessibility to the customer's system in order to perform quick diagnostics and provide on-line assistance.

CUSTOMERS

         As of December 31, 1999, the Company had licensed its UltiPro HRMS/Payroll solution to approximately 350 customers and its UltiPro for Lan solution to approximately 710 customers. No customer accounted for more than 10% of total revenues in fiscal year 1999 or 1998. Ultimate Software's customers operate in a wide variety of industries, including manufacturing, food services, legal services, retail, healthcare, technology, finance, insurance, real estate, transportation, communications, services and sports and entertainment. The following is a representative list of the Company's customers as of December 31, 1999 and is not intended to portray a complete list of the Company's customers.

Manufacturing:                           Food Services:                         Sports:
Anthony Doors                            Austin Quality Foods                   Arizona Diamondbacks
Globe Manufacturing, Inc.                Benihana Corp.                         Chicago White Sox
Hatteras Yachts, Inc.                    Bentley's Luggage                      Colorado Rockies Baseball
Intermatic                               Bill Heard Enterprises, Inc.           Florida Marlins Baseball Club
John Deere Information Systems           Carolina Restaurant Group              Florida Panthers
MCD International, Inc.                  Chiquita Brands                        Montreal Expos
Packerland Packing Co., Inc.             Hooters of America                     New York Giants
PMC, Inc.                                Paramount Farms                        New York Jets Football Club
Spang and Company                        Premiere Foods, Inc.                   New York Yankees
Spectrum Dyed Yarns                      Reliable Stores, Inc.                  The Phoenix Suns
Stevens Graphics, Inc.                   Spaghetti Warehouse, Inc. &            ProPlayer Stadium
Volvo GM Heavy Truck Corp.                 Subsidiary                           Texas Rangers Baseball
Wright Industries, Inc.                  The Portillo Restaurant Group
                                                                                Finance/Insurance/Real Estate:
Healthcare:                              Technology:                            American National Bank
Baptist Health Systems                   FFV Aerotech, Inc.                     J.C. Bradford & Co. LLC
Burkhart Dental Supply                   Global Technical Services, Inc.        Michigan Mutual Insurance Co.
Community Hospital of                    Ingram Entertainment, Inc.             Northwest Savings Bank
  Monterey Peninsula                     The National Research Group            Republic National Bank
Disabilities Services of the             TPS Technologies                       The Midland Life Insurance Co.
  Southwest                              Tracer Research                        Trammel Crow Residential
Florida Community Cancer
Group Health Associates                  Transportation &                       Services and Other:
Home Nursing Agency                        Communications:                      Hart Graphics
Medassist OP                             Airport Group International, Inc.      Hudson Hotels Corp.
National Vision Associates, Ltd.         America West Airlines, Inc.            Johnson & Wales University
Sunrise Assisted Living                  Armellini Trucking Corporation         Mark Hopkins Intercontinental
University Physicians Group              Benton Express Co.                     Metro Nashville Airport
Xomed                                    Communications & Power                 Mount St. Mary's College
                                           Industries                           Omni Hotels Management
Professional Employer                    Drug Transport, Inc.                   Tutor Time
Organizations (PEO):                     Lin Television
Alcott Staff Leasing                     The Christian Broadcasting
HR America                                 Network, Inc.
Integrated Employment Group
Intraforce.com
National Staff Management
RightSource

SALES AND MARKETING

         Ultimate Software markets and sells its products and services through its direct sales force, marketing group, a network of strategic partners and an affiliate channel network.

         Direct Sales. Ultimate Software's direct sales force includes business development vice presidents, directors and managers who have defined territories and conduct lead-generation activities within given parameters. The sales cycle begins with a sales lead generated through a corporate marketing vehicle or a territory-based activity. Whether the lead is a telephone request, fax, email or request for proposals ("RFP"), the lead is qualified and entered into a lead-tracking system. When the lead is received on the local level, prospect information is entered via the Internet into an electronic system located at headquarters. When headquarters receives the lead, the information is recorded and forwarded to the business development manager in the prospect's region of the country. Business development managers rely on face-to-face meetings with prospects to build relationships. In one or more on-site visits, business development managers work with application and technical consultants to analyze prospective client needs, demonstrate the Company's product and, when required, respond to an RFP. The sale is finalized after clients complete their internal sign-off procedures and terms of the contract are negotiated and signed. While the length of sales cycles varies from client to client, the sales cycle typically requires two to six months for UltiPro HRMS/Payroll and UltiPro Web.

         The Company has sales teams focused on two vertical channels, the healthcare industry and the professional employer organization (PEO) industry. Each team includes a business development vice president, sales managers and industry analysts who work with them to deliver functionality required for their clients' specific needs.

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

         Strategic Partners. Ultimate Software has established a number of formal and informal marketing relationships with industry-specific vendors and consulting firms. Ultimate Software has a strategic partnership with Microsoft Corporation that involves coordinated public relations and marketing opportunities as well as trade show activities specifically targeted to the HRMS industry. In addition, the Company has relationships with Cognos, Citrix Systems, Inc., Ceridian Tax Service, Epicor, Great Plains Software, Inc., IBM, Lotus Development Corporation, Kronos, Moore Business Communications Systems, Inc., Network Specialists, Inc., Pre-Paid Legal Services, Inc., Simplex Time Recorder Co., SunGard Recovery Services, Inc., Sterling Testing Systems, Time Vision, Inc., Vizio Enterprises and Webhire. These relationships include joint marketing activities such as joint press releases, direct mail programs, seminars, on-site product demonstrations, reciprocal web site links and referral programs. Ultimate Software believes that these activities expand the opportunity for sales of Ultimate Software's products.

         Affiliate Channel Network. Ultimate Software introduced an affiliate alliance program in December 1998. The program gives accounting firms, consulting firms and high quality resellers the opportunity to grow their businesses by marketing, selling and implementing UltiPro to their existing customer base and organizations with under 1,000 employees. To date, members of the affiliate network include Anatek, Inc., Crowe Chizek and Company LLP, Gondola Group, LLC, CTR Business Systems, Inc., The Dovetail Group, EESIS, Inc, Executive Information Systems, LLC I-Business Network, LLC, Information Development Consultants, Inc., MicroData, Inc, Progressive Automated Solutions Inc., Radcor Technology, Inc., RedKlay Solutions Inc., Science Applications International Corporation (SAIC), SOLUTECH, StrataSys Corporation, TexSYS RD Corporation, TriNet, Inc and Vandenburg Business Systems (USA).

INTELLECTUAL PROPERTY RIGHTS

         The Company's success is dependent in part on its ability to protect its proprietary technology. The Company typically licenses its products in object code form only, although it has source code escrow arrangements when required by customers. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying or use, which could materially adversely affect the Company's business, operating results and financial condition.

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

EMPLOYEES

         As of December 31, 1999, the Company employed 380 persons, including 86 in sales and marketing, 161 in professional services, 103 in research and development and 30 in finance and administration. The Company believes that its relations with employees are good. However, competition for qualified personnel in the Company's industry is intense and the management of the Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

ITEM 2.  PROPERTIES

         Ultimate Software's corporate headquarters, including its principal administrative, marketing, engineering and support operations, is located in Weston, Florida. Commencing July 1999, the Company has leased all the available square footage in this new facility, or approximately 40,000 square feet, under a lease expiring in 2014. In addition, the Company presently leases office space for its sales operations in Albany, Atlanta, Baltimore, Chicago, Cleveland, Detroit, Dallas, East Rutherford (New Jersey), Fort Lauderdale, Jackson (Mississippi), Nashville, New York, and Seal Beach (California). Sales operations in other locations are not supported by leased office space. The Company believes that its existing facilities are suitable and adequate for its current operations for the next 12 months. The Company further believes that suitable space will be available as needed to accommodate any expansion of its operations on commercially reasonable terms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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

                                    1999                           1998
                        --------------------------      ------------------------
                            HIGH           LOW             HIGH           LOW
                        -----------    -----------      ----------     ---------
First Quarter             $ 9.625        $ 6.000         $     -        $     -
Second Quarter (1)          7.125          3.125          10.188          7.750
Third Quarter               9.125          5.125          10.500          4.750
Fourth Quarter             15.500          6.250           8.750          6.125
---------------------------
(1) Second quarter in 1998 represents the period from June 2,1998 through June 30,1998.

         As of March 10, 2000, the Company had approximately 136 holders of record, representing approximately 3,300 stockholder accounts.

         The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The payment of dividends in the future, if any, will be at the discretion of the Board of Directors.

         Use of Proceeds. From the effective date of the Company's Registration Statement on Form S-1 (No. 333-47881) filed with the Securities and Exchange Commission (the "SEC") on March 13, 1998, as amended (the "Form S-1"), through December 31, 1999, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock in the IPO (in thousands):

Underwriting discounts and commissions                                    $2,275
Other expenses (legal and accounting fees, printing and
       engraving expenses, filing and listing fees and miscellaneous)      1,841
                                                                          ------
            Total                                                         $4,116
                                                                          ======

         The net offering proceeds from the IPO to the Company, after deducting the foregoing expenses, were $28.4 million. In connection with the offering and sale of the Common Stock registered, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company. From the closing of the IPO on June 5, 1998 until December 31, 1999, the net offering proceeds were used as follows (in thousands):

Invested in money market and other short-term marketable securities at
   December 31, 1999                                                     $ 6,516
Repayment of certain indebtedness                                          3,600
Capital expenditures for leasehold improvements to the Company's
   headquarters                                                            1,500
Accrued bonuses to officers who are not executive officers                   436
Other working capital needs                                               16,332
                                                                         -------
            Total                                                        $28,384
                                                                         =======

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Statement of Operations Data presented below for each of the years in the three year period ended December 31, 1999 and the Balance Sheet Data as of December 31, 1999 and 1998 have been derived from the Company's Financial Statements included elsewhere in this Form 10-K which have been audited by Arthur Andersen LLP whose report appears elsewhere in this Form 10-K. The Balance Sheet Data as of December 31, 1997, 1996 and 1995 have been derived from audited financial statements not included herein. The financial data reflects the results of the Company and five former third-party resellers of the Company's products, the businesses of which were acquired in February and March 1998 (the "Acquired Resellers"), as if the Company and the Acquired Resellers had operated as one entity during the periods presented. These acquisitions were accounted for under the poolings-of-interests method of accounting. See the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Form 10-K.

                                                                             YEARS ENDED DECEMBER 31,(1)
                                                            -------------------------------------------------------------
                                                               1999        1998         1997         1996         1995
                                                            ---------- ------------ ------------ ------------ -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
 License ..................................................  $23,454     $ 18,811    $   7,232    $   4,273    $  1,929
 Service ..................................................   32,303       24,519       10,360        5,039       1,798
                                                             -------     --------    ---------    ---------    --------
  Total revenues ..........................................   55,757       43,330       17,592        9,312       3,727
                                                             -------     --------    ---------    ---------    --------
Cost of revenues:
 License ..................................................      751          834          195           --          --
 Service ..................................................   20,219       18,018        9,375        5,846       1,834
                                                             -------     --------    ---------    ---------    --------
  Total cost of revenues ..................................   20,970       18,852        9,570        5,846       1,834
                                                             -------     --------    ---------    ---------    --------
Operating expenses:
 Sales and marketing ......................................   17,536       16,024       13,656       10,451       2,645
 Research and development .................................   10,281        6,953        4,837        3,360       2,591
 General and administrative ...............................    5,433        4,651        4,148        3,007       1,268
 Amortization of acquired intangibles .....................       --          638        1,442        6,932          39
                                                             -------     --------    ---------    ---------    --------
  Total operating expenses ................................   33,250       28,266       24,083       23,750       6,543
                                                             -------     --------    ---------    ---------    --------
  Operating income (loss) .................................    1,537       (3,788)     (16,061)     (20,284)     (4,650)
Compensation related to modification of
 escrow agreement(3) ......................................       --       (4,183)          --           --          --
Interest expense ..........................................     (267)        (207)        (206)        (179)        (94)
Interest and other income .................................      507          589          250           77          13
                                                             -------     --------    ---------    ---------    --------
 Income (loss) before taxes ...............................    1,777       (7,589)     (16,017)     (20,386)     (4,731)
Provision for income taxes ................................       22           --           --           --          --
                                                             -------     --------    ---------    ---------    --------
  Net income (loss) .......................................  $ 1,755     $ (7,589)   $ (16,017)   $ (20,386)   $ (4,731)
                                                             =======     ========    =========    =========    ========
Net income (loss) per share--basic and diluted(2) .........  $  0.11     $  (0.52)   $   (1.37)   $   (2.30)   $  (0.71)
                                                             =======     ========    =========    =========    ========
Weighted average number of
 shares outstanding:
 Basic ....................................................   15,908       14,494       11,710        8,854       6,660
                                                             =======     ========    =========    =========    ========
 Diluted(2) ...............................................   16,125       14,494       11,710        8,854       6,660
                                                             =======     ========    =========    =========    ========

                                                                  AS OF DECEMBER 31,
                                           ----------------------------------------------------------------
                                              1999        1998          1997          1996          1995
                                           ---------   ----------   -----------   -----------   -----------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ..............    $ 8,946     $17,128      $  3,270      $  1,420      $    421
Working capital (deficit) ..............     17,602      17,494        (6,220)       (4,231)       (1,341)
Total assets ...........................     38,430      37,214        12,439         7,990         2,736
Long-term borrowings, including
  capital lease obligations ............      1,120       1,010            54           217           324
Stockholders' equity (deficit) .........     21,960      19,110        (5,508)       (2,442)         (924)

-----------------------
(1) Consolidated financial data gives retroactive effect to the acquisitions of the Acquired Resellers, which was accounted for under the poolings-of-interest method of accounting, as if the Company and the Acquired Resellers had operated as one entity during the periods presented for purposes of the statements of operations data and at the end of such periods for purposes of the balance sheet data. See the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Form 10-K.

(2) See Note 2 of the Notes to Consolidated Financial Statements for information regarding the computation of net income (loss) per share.

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

         Ultimate Software's Web-based solutions include UltiPro Employee Self-Service and UltiPro Manager Self-Service (collectively, "UltiPro Web"), and UltiPro.com (formerly referred to as "HR Gateway.com"). The Company's software solutions are marketed primarily to middle-market organizations with 500 to 15,000 employees. UltiPro HRMS/Payroll, Ultimate Software's core product, automates HRMS/payroll functions for businesses and enables them to manage the employee life cycle strategically and cost-effectively, from inception of employment through retirement. UltiPro Web leverages the Internet to "face" every person in an organization. Ultimate Software believes that UltiPro HRMS/Payroll's distributed, object-oriented architecture and integrated Web-based solutions provide significant advantages over other HRMS/payroll software products, including (i) greater scalability and transaction throughput;
(ii) reduced total cost of ownership; and (iii) ease of implementation, customization and use. UltiPro HRMS/Payroll and UltiPro Web (collectively "UltiPro") are designed to support new technologies as they emerge, including the Internet and corporate intranets, and to be readily integrated with other applications. As part of its comprehensive HRMS/payroll solution, the Company provides high quality implementation, training and ongoing support services to its customers. The Company's customers operate in a wide variety of industries, including healthcare, legal services, professional employee organizations ("PEOs"), manufacturing, food services, retail, technology, finance, insurance, real estate, transportation, communications, services, sports and entertainment. The Company reaches its customer base and target market through its direct sales force, a network of strategic alliance partners and its affiliate network program.

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

         As part of the Company's strategy to provide its customers an easy pathway to e-business, in June 1999, Ultimate Software introduced UltiPro.com, a new Web portal and one-stop shopping supersite for HR/payroll professionals, managers and the employees they support. The first phase of UltiPro.com offers a variety of third party and private-labeled value-added products and services that complement Ultimate Software's Web-based products, which will be accessed through the portal. UltiPro Web products are fully integrated with UltiPro HRMS/Payroll and are not stand-alone products. UltiPro Web addresses the growing demand for Web-based solutions that empower managers and general employee populations. UltiPro Web Employee Self-Service provides employees online access to employee handbooks, company news and policies, employee directories, benefit plans and pay check history and extranet connections to other relevant sites, such as the site of their 401(k) administrator. UltiPro Web Manager Self-Service provides managers online access to information on their employee staffs, including features for performance management, recruitment and staffing, training management and reporting.

         In June 1999, Ultimate Software also entered into an agreement with Action Technologies, Inc., a leader in Web-based workflow and work management software ("Action"), to deliver collaborative workflow. Collaborative workflow expands current administration workflow capabilities to a new level--from a binary accept/decline model to a complex negotiation model. Using Action's flagship product, ActionWorks Metro, Ultimate Software offers its clients business process automation in its products through a Web-based environment.

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

RESULTS OF OPERATIONS

         The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                                           For the Years Ended December 31,
                                                      --------------------------------------------
                                                         1999             1998            1997
                                                      ------------     -----------     -----------
Revenues:
   License                                                42.1   %        43.4   %        41.1   %
   Services                                               57.9            56.6            58.9
                                                      ------------     -----------     -----------
      Total revenues                                     100.0           100.0           100.0
                                                      ------------     -----------     -----------
Cost of revenues:
   License                                                 1.3             1.9             1.1
   Services                                               36.3            41.6            53.3
                                                      ------------     -----------     -----------
      Total cost of revenues                              37.6            43.5            54.4
                                                      ------------     -----------     -----------
Operating expenses:
   Sales and marketing                                    31.5            37.0            77.6
   Research and development                               18.4            16.0            27.5
   General and administrative                              9.7            10.7            23.6
   Amortization of acquired intangibles                    -               1.5             8.2
                                                      ------------     -----------     -----------
      Total operating expenses                            59.6            65.2           136.9
                                                      ------------     -----------     -----------
      Operating income (loss)                              2.8            (8.7)          (91.3)
Compensation related to modification
      of escrow agreement                                  -              (9.7)           -
Interest expense                                          (0.5)           (0.5)           (1.2)
Interest and other income                                  0.9             1.4             1.4
Provision for income taxes                                 0.0             0.0             0.0
                                                      ------------     -----------     -----------
      Net income (loss)                                    3.1   %       (17.5)  %       (91.0)  %
                                                      ============     ===========     ===========

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

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

         Total revenues, consisting of license and service revenues, increased 28.7% to $55.8 million for 1999 from $43.3 million for 1998.

         License revenues increased 24.7% to $23.5 million for 1999 from $18.8 million for 1998. The increase in license revenues was primarily due to increased sales of the company's core product, UltiPro HRMS/Payroll, and, to a lesser degree, revenues generated from sales of UltiPro Web.

         Service revenues increased 31.7% to $32.3 million for 1999 from $24.5 million for 1998 primarily due to an increase in services related to the implementation of UltiPro HRMS/Payroll principally to support increased sales of the product. Other factors contributing to the increase as it pertains to implementation services were higher realization of hourly rates charged for services performed, partially offset by the Company's planned reduction of implementation consulting services subcontracted to third party providers (the "IP Decrease"). Services performed by such third party providers on behalf of Ultimate Software, and typically under the supervision of Ultimate Software's service consultants, are recognized as service revenues in the period performed. Additionally, maintenance and training revenues increased primarily as a result of an increase in the installed base of UltiPro HRMS/Payroll customers.

COST OF REVENUES

         Cost of revenues consists principally of the cost of license and service revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. Cost of service revenues primarily consists of costs to provide consulting, implementation, maintenance, technical support and training to the Company's customers, and the cost of periodic updates.

         Cost of license revenues decreased 10.0% to $751 thousand for 1999 from $834 thousand for 1998. As a percentage of license revenues, cost of license revenues decreased to 3.2% for 1999 from 4.4% for 1998. The decrease in cost of license revenues was primarily attributable to lower third party fees.

         Cost of service revenues increased by 12.2% to $20.2 million for 1999 from $18.0 million for 1998. The increase in cost of service revenues was primarily attributable to the hiring of additional implementation services personnel principally to support increased sales of the Company's products and, to a lesser degree, the cost of additional maintenance personnel in support of UltiPro HRMS/Payroll, partially offset by lower costs resulting from the IP Decrease. Cost of service revenues, as a percentage of service revenues, decreased to 62.6% for 1999 from 73.5% for 1998 primarily due to an increase in service revenues generated by higher HRMS/Payroll revenues and a higher realization of hourly rates charged for services performed by both Ultimate Software's service consultants and third-party service consultants. In addition, a shift in resources pursuant to the IP Decrease reduced the cost of implementation, as a percentage of service revenues.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices and marketing costs. Sales and marketing expenses increased by 9.4% to $17.5 million for 1999 from $16.0 million for 1998 primarily due to higher advertising and marketing costs, higher sales commissions and, to a lesser degree, additional costs associated with the Company's newer sales programs-the affiliate network and strategic alliances programs which were in existence for all of 1999 but only a portion of 1998. Under the affiliate network program, accounting firms, consulting firms and independent resellers (collectively "Affiliates") market, sell and implement the Company's products. The strategic alliance program typically involves strategic marketing relationships with other leading software vendors. Sales and marketing expenses, as a percentage of total revenues, decreased to 31.5% for 1999 from 37.0% for 1998 primarily due to the absorption of the expenses in an increased total revenue base.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased by 47.9% to $10.3 million for 1999 from $7.0 million for 1998. The increases in research and development expenses were primarily attributable to an increase in costs associated with hiring additional programmers and engineers for the development and enhancement of UltiPro HRMS/Payroll, the continued development of UltiPro Web products, and for the development of new HRMS/payroll-related enhancement modules. Research and development expenses, as a percentage of total revenues, increased to 18.4% for 1999 from 16.0% for 1998. The increase in research and development expenses, as a percentage of total revenues, was primarily due to increased personnel costs partially offset by the absorption of the expenses in an increased total revenue base.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 16.8% to $5.4 million for 1999 from $4.7 million for 1998. The increase in general and administrative expenses was principally due to increased staffing to support the Company's growth and an increase in the provision for doubtful accounts. General and administrative expenses, as a percentage of total revenues, decreased to 9.7% for 1999 from 10.7% for 1998 primarily due to the absorption of the expenses in an increased revenue base.

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

INTEREST EXPENSE

         Interest expense for 1999 was consistent with that of 1998 due to the absence of bank borrowings in 1999 offset by an increase in capital lease obligations.

INTEREST AND OTHER INCOME

         Interest and other income decreased slightly in 1999 primarily due to the reduction of the remaining balance of the net proceeds from the IPO.

PROVISION FOR INCOME TAXES (BENEFIT)

         The provision for income taxes was $22,000 in 1999 as compared to zero in 1998 as a result of income taxes calculated under the alternative minimum tax method Net operating loss carryforwards available at December 31, 1999, which expire at various times through the year 2018 and are available to offset future taxable income, are $25.3 million. The timing of maintaining sustained profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments. The Company's net deferred tax assets at December 31, 1999 were $9.8 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets was fully reserved as of December 31, 1999 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

         Total revenues, consisting of license and service revenues, increased 146.3% to $43.3 million for 1998 from $17.6 million for 1997.

         License revenues increased 160.1% to $18.8 million for 1998 from $7.2 million for 1997. The increase in license revenues was primarily attributable to increased sales of UltiPro HRMS/Payroll, which has significantly higher license fees than UltiPro for Lan. Ultimate Software introduced UltiPro HRMS/Payroll in the second half of 1997. UltiPro HRMS/Payroll represented 98.4% and 58.6% of license revenues for 1998 and 1997, respectively.

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

PROVISION FOR INCOME TAXES (BENEFIT)

         No provision or benefit for federal, state or foreign income taxes was made for 1998 and 1997 due to the operating losses incurred in the respective periods. The Company had approximately $26.4 million of net operating loss carryforwards available at December 31, 1998, which expire at various times through the year 2018, available to offset future taxable income. The timing of maintaining profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments. The Company's net deferred tax assets at December 31, 1998 were $10.4 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets was fully reserved as of December 31, 1998 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 1999 and 1998. In management's opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                               QUARTERS ENDED
                                        --------------------------------------------------------------------------------------------
                                         DEC. 31,   SEPT. 30,   JUNE 30,    MAR. 31,   DEC. 31,   SEPT. 30,    JUNE 30,     MAR. 31,
                                           1999        1999       1999        1999       1998        1998        1998         1998
                                        ---------- ----------- ---------- ----------  ---------- ----------- ------------ ----------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
 License                                 $ 6,405     $ 8,019    $ 6,011     $  3,019   $ 6,732    $  4,753     $  4,203    $  3,123
 Services                                  8,374       7,864      8,339        7,726     7,699       6,436        5,936       4,448
                                         -------     -------    -------     --------   -------    --------     --------    --------
  Total revenues                          14,779      15,883     14,350       10,745    14,431      11,189       10,139       7,571
                                         -------     -------    -------     --------   -------    --------     --------    --------
Cost of revenues:
 License                                     200         223        185          143       226         179          225         204
 Services                                  5,222       4,596      5,300        5,101     5,469       4,581        4,225       3,743
                                         -------     -------    -------     --------   -------    --------     --------    --------
  Total cost of revenues                   5,442       4,819      5,485        5,244     5,695       4,760        4,450       3,947
                                         -------     -------    -------     --------   -------    --------     --------    --------
Operating expenses:
 Sales and marketing                       5,147       4,435      4,240        3,714     4,028       4,213        3,969       3,814
 Research and development                  3,118       2,664      2,405        2,094     2,061       1,847        1,626       1,419
 General and administrative                1,601       1,451      1,241        1,140     1,341       1,283        1,111         916
 Amortization of acquired intangibles         --          --         --           --        65         191          191         191
                                         -------     -------    -------     --------   -------    --------     --------    --------
  Total operating expense                  9,866       8,550      7,886        6,948     7,495       7,534        6,897       6,340
                                         -------     -------    -------     --------   -------    --------     --------    --------
  Operating income (loss)                   (509)      2,514        979       (1,447)    1,241      (1,105)      (1,208)     (2,716)
Compensation related to modification
 of escrow agreement                          --          --         --           --        --          --           --      (4,183)
Interest expense                            (105)        (81)       (42)         (39)      (29)        (23)        (117)        (38)
Interest and other income                     84         101        140          182       209         270          101           9
                                         -------     -------    -------     --------   -------    --------     --------    --------
  Income (loss) before income taxes         (530)      2,534      1,077       (1,304)    1,421        (858)      (1,224)     (6,928)
Provision for income taxes                    22          --         --           --        --          --           --          --
                                         -------     -------    -------     --------   -------    --------     --------    --------
  Net income (loss)                      $  (552)    $ 2,534    $ 1,077     $ (1,304)  $ 1,421    $   (858)    $ (1,224)   $ (6,928)
                                         =======     =======    =======     ========   =======    ========     ========    ========
Weighted average shares outstanding:
 Basic                                    15,952      15,901     15,894       15,884    15,879      15,877       13,550      12,621
                                         =======     =======    =======     ========   =======    ========     ========    ========
 Diluted                                  15,952      16,084     15,910       15,884    16,024      15,877       13,550      12,621
                                         =======     =======    =======     ========   =======    ========     ========    ========
Net income (loss) per share--basic
 and diluted                             $ (0.03)    $  0.16    $  0.07     $  (0.08)  $  0.09    $  (0.05)    $  (0.09)   $  (0.55)
                                         =======     =======    =======     ========   =======    ========     ========    ========

     The following table sets forth unaudited quarterly results of operations, as a percentage of total revenues, as applicable, for each of the quarters in the years ended December 31, 1999 and 1998.

                                                                                QUARTERS ENDED
                                        --------------------------------------------------------------------------------------------
                                          DEC. 31,   SEPT. 30,   JUNE 30,    MAR. 31,    DEC. 31,   SEPT. 30,   JUNE 30,    MAR. 31,
                                            1999        1999       1999        1999        1998        1998       1998        1998
                                        ----------- ---------- -----------  ---------- ----------- ---------- ----------- ----------
Revenues:
 License                                     43.3%      50.5%       41.9%       28.1%       46.6%      42.5%       41.5%       41.2%
 Services                                    56.7%      49.5%       58.1%       71.9%       53.4%      57.5%       58.5%       58.8%
                                            -----      -----       -----       -----       -----      -----       -----       -----
  Total revenues                            100.0%     100.0%      100.0%      100.0%      100.0%     100.0%      100.0%      100.0%
                                            -----      -----       -----       -----       -----      -----       -----       -----
Cost of revenues:
 License                                      1.4%       1.4%        1.3%        1.3%        1.6%       1.6%        2.2%        2.7%
 Services                                    35.3%      28.9%       36.9%       47.5%       37.9%      40.9%       41.7%       49.4%
                                            -----      -----       -----       -----       -----      -----       -----       -----
  Total cost of revenues                     36.7%      30.3%       38.2%       48.8%       39.5%      42.5%       43.9%       52.1%
                                            -----      -----       -----       -----       -----      -----       -----       -----
Operating expenses:
 Sales and marketing                         34.8%      27.9%       29.5%       34.6%       27.9%      37.7%       39.1%       50.4%
 Research and development                    21.1%      16.8%       16.8%       19.5%       14.3%      16.5%       16.0%       18.7%
 General and administrative                  10.8%       9.1%        8.7%       10.6%        9.3%      11.5%       11.0%       12.1%
 Amortization of acquired intangibles         0.0%       0.0%        0.0%        0.0%        0.5%       1.7%        1.9%        2.5%
                                            -----      -----       -----       -----       -----      -----       -----       -----
  Total operating expenses                   66.7%      53.8%       55.0%       64.7%       51.9%      67.3%       68.0%       83.7%
                                            -----      -----       -----       -----       -----      -----       -----       -----
  Operating income (loss)                    (3.4)%     15.9%        6.8%      (13.5)%       8.6%      (9.9)%     (11.9)%     (35.8)
Compensation related to modification
 of escrow agreement                          0.0%       0.0%        0.0%        0.0%        0.0%       0.0%        0.0%      (55.3)
Interest expense                             (0.7)%     (0.5)%      (0.3)%      (0.3)%      (0.2)%     (0.2)%      (1.2)%     ( 0.5)
Interest and other income                     0.6%       0.6%        1.0%        1.7%        1.4%       2.4%        1.0%        0.1%
                                            -----      -----       -----       -----       -----      -----       -----       -----
 Income (loss) before taxes                  (3.6)%     16.0%        7.5%      (12.1)%       9.8%      (7.7)%     (12.1)%     (91.5)
Provision for income taxes                   (0.1)%      0.0%        0.0%        0.0%        0.0%       0.0%        0.0%        0.0%
                                            -----      -----       -----       -----       -----      -----       -----       -----
 Net income (loss)                           (3.7)%     16.0%        7.5%      (12.1)%       9.8%      (7.7)%     (12.1)%     (91.5)
                                            =====      =====       =====       =====       =====      =====       =====       =====

     The Company has experienced, and may experience in the future, significant seasonality in its business, and the Company's business, operating results and financial condition may be affected by such trends in the future. The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Revenues have historically increased at higher rates in the fourth quarter of the year and at lower rates in the next succeeding quarter, except for the fourth quarter of 1999 discussed below. The Company believes such seasonality is due to a number of factors, including the Company's quota-based compensation arrangements, typical of those used in software companies, and year-end budgetary pressures on the Company's customers. The Company believes revenues for the fourth quarter of 1999 were not consistent with the historical trend previously discussed principally as a result of a delay in closing year-end license business due to companies' unique focus on their year 2000 issues. Excluding the impact of the fourth quarter of 1999, the Company believes that the seasonal trend that the Company has experienced in the past may continue in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the IPO, the Company historically funded operations primarily through the sale of private equity securities and, to a lesser extent, equipment financing and borrowing arrangements. In June 1998, the Company completed the IPO which resulted in net proceeds to the Company totaling $28.4 million.

         As of December 31, 1999, the Company had $8.9 million in cash and cash equivalents, reflecting a net decrease of $8.2 million since December 31, 1998. Working capital as of December 31, 1999 was $17.6 million as compared to a working capital of $17.5 million as of December 31, 1998. The consistent balance of working capital at December 31, 1999 relative to the prior year includes a decrease in cash and cash equivalents principally to fund operations and an increase in accounts receivable at December 31, 1999 primarily resulting from the timing of sales generated during the fourth calendar quarter.

         Net cash used in operating activities was $4.9 million for 1999 as compared to $13.3 million for 1998. The decrease in cash used in operating activities was primarily attributable to improved operating results and an increase in accounts receivable collections.

         Net cash used in investing activities was $3.2 million for 1999 as compared to $0.5 million for 1998. The increase in net cash used in investing activities was primarily attributable to certain leasehold improvements made to the Company's new headquarters, the lease for which commenced in July 1999, and additional equipment purchases. In addition, the Company financed less new equipment in 1999 as compared to the prior year.

         Net cash used by financing activities was $0.1 million for 1999 as compared to net cash provided by financing of $27.6 million for 1998. The decrease in net cash provided by financing activities was primarily attributable to the net proceeds from the IPO in June 1998 partially offset by principal payments made under the line of credit agreements. Financing activities in 1999 primarily relate to capital lease obligations partially offset by proceeds from the issuance of Common Stock from stock option exercises.

         The Company has a working capital revolving line of credit (the "Credit Facility") with a bank, which is secured by the Company's accounts receivable and bears interest at a rate equal to LIBOR plus 4.875% per annum. The amount available under the Credit Facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.0 million. The Credit Facility will expire on December 31, 2000. At December 31, 1999, there was no amount outstanding under the Credit Facility.

         The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Credit Facility. The balance of the Credit Facility was paid with cash generated from operations in June 1998. The balance of the remaining net proceeds from the IPO in the amount of $6.5 million as of December 31, 1999 is available for future working capital and other general corporate purposes. The Company may also use a portion of the remaining net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

         The Company believes that cash and cash equivalents, remaining net proceeds from the IPO, cash generated from operations, and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months.

SEASONALITY

         The Company has experienced, and may experience in the future, significant seasonality in its business. The Company's business, operating results and financial condition may be affected by such trends in the future. Revenues have historically increased at higher rates in the fourth quarter of the year and at lower rates in the next succeeding quarter, except for the fourth quarter of 1999 discussed below. The Company believes such seasonality is due to a number of factors, including the Company's quota-based compensation arrangements, typical of those used in software companies, and year-end budgetary pressures on the Company's customers. The Company believes revenues for the fourth quarter of 1999 were not consistent with the historical trend previously discussed principally as a result of a delay in closing year-end license business due to companies' unique focus on their year 2000 issues. Excluding the impact of the fourth quarter of 1999, the Company believes that the seasonal trend that the Company has experienced in the past may continue in the foreseeable future.

QUARTERLY FLUCTUATIONS

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for the Company's products could significantly affect both revenues and profits in any quarter. The Company achieved net profitability for 1999. However, as a result of the factors described above, there can be no assurance that the Company will be able to maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

THE YEAR 2000 ISSUE

Overview

         Like other businesses dependent upon computerized information processing, the Company has dealt with and must continue to deal with the "Year 2000" issues, which stem from using two digits to reflect the year in many computer programs and data. Because certain computers and computer applications define dates by the last two digits of the year, "00" or other two-digit dates after the year 2000 may not be properly identified as the year 2000 or the appropriate later year, but rather the year 1900 or a year between 1901 and 1999 (as the case may be). This error could result in the inaccurate processing of certain date-based information, which could cause a variety of operational problems for businesses.

Impact of Year 2000 Issue

         The Company believes it has addressed the Year 2000 issues in its proprietary software products and, to its knowledge, has not encountered any material business interruptions associated with these applications, including third-party software currently embedded in the Company's proprietary software, for its existing clients. As the year progresses, the Company will continually monitor the impact, if any, of the Year 2000 issues and address them accordingly.

         The Company did not experience any material Year 2000 computer problems with respect to its internal technology systems and non-information technology systems, principally as a result of successful verification testing of the systems and remediation work completed during 1999. The Company's internal technology systems include telecommunications, computer hardware and software. Non-information technology systems typically include embedded technology such as security systems, elevators and other systems which contain an embedded computer or computer-like device used to control the operation of plant, machinery and equipment.

         The Company estimates the total costs associated with the Year 2000 issue (principally in connection with the use of outside consultants) to be negligible during 1999 with the majority of remediation costs, aside from new equipment purchases, attributable to internal costs. New equipment purchases were deemed to be in the normal course of business. Historically, the Company has not separately tracked the internal costs related to Year 2000 compliance. Such costs are principally the related payroll costs for the Company's information systems employees.

         The Company's current software products have received recognition as being developed using best practices for addressing Year 2000 issues by the Information Technology Association of America. However, there can be no assurance that the Company's software products contain all necessary date code changes. The Company has not experienced any material adverse impact on its operations as a result of Year 2000 issues of its major suppliers or customers as of this report date. The Company will continue to monitor its mission critical computer applications and those of its customers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. It has been widely reported that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unique nature of such potential litigation, it is uncertain whether, or to what extent, the Company may be affected by such litigation.

RECENT ACCOUNTING STATEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the effective date of FASB No. 133" ("SFAS 137") were issued in June 1998 and June 1999 respectively. They are effective for the Company's fiscal year ending December 31, 2001. These pronouncements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 and SFAS 137 will not have a material impact on its financial statements as it has not entered into derivative contracts or hedging activities and has no current plans to do so in the foreseeable future.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 effective January 1, 1999. The Company's adoption of SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

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

         INTEREST RATES. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility is based on LIBOR plus 4.875% per annum. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility. Changes in interest rates would not have a material effect on cash equivalents. As of December 31, 1999 and the date of this Form 10-K, there was no amount outstanding under the Credit Facility; therefore, changes in interest rates are not applicable for either interest expense or fair market value of the debt instrument.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                         PAGE(S)
                                                                        --------
Report of Independent Certified Public Accountants                           31
Consolidated Balance Sheets as of December 31, 1999 and 1998                 32
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997                                           33
Consolidated Statements of Stockholders' Equity (Deficit) for
  the Years Ended December 31, 1999, 1998 and 1997                           34
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                                           35
Notes to Consolidated Financial Statements                                   36

Report of Independent Certified Public Accountants on
  Schedule II                                                                57
Valuation and Qualifying Accountants                                         58

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Ultimate Software Group, Inc.:

         We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. (a Delaware corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ultimate Software Group, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Miami, Florida,
 January 28, 2000.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                     AS OF DECEMBER 31,
                                                                   ----------------------
                                                                     1999          1998
                                                                   --------     ---------
                              ASSETS
Current assets:
 Cash and cash equivalents                                         $  8,946     $ 17,128
 Accounts receivable, net of allowance for doubtful accounts
   of $1,673 and $1,119 for 1999 and 1998, respectively              20,670       15,225
 Prepaid expenses and other current assets                            2,772        2,014
                                                                   --------     --------
  Total current assets                                               32,388       34,367
Property and equipment, net                                           5,007        2,458
Other assets, net                                                     1,035          389
                                                                   --------     --------
  Total assets                                                     $ 38,430     $ 37,214
                                                                   ========     ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                  $  2,026     $  2,761
 Accrued expenses                                                     3,625        4,353
 Deferred revenue                                                     8,009        8,913
 Current portion of capital lease obligations                         1,104          846
 Income taxes payable                                                    22           --
                                                                   --------     --------
  Total current liabilities                                          14,786       16,873
Capital lease obligations, net of current portion                     1,120        1,010
Deferred revenue                                                        564          221
                                                                   --------     --------
  Total liabilities                                                  16,470       18,104
                                                                   --------     --------
Stockholders' equity:
 Series A Junior Participating Preferred Stock, $.01 par value,
   500,000 shares authorized, no shares issued and outstanding
   in 1999 and 1998                                                      --           --
 Preferred Stock, $.01 par value, 2,000,000 shares authorized
   in 1999 and 1998, no shares issued or outstanding                     --           --
 Common Stock, $.01 par value, 50,000,000 shares
   authorized, 16,046,769 and 15,879,015 shares issued and
   outstanding in 1999 and 1998, respectively                           160          159
 Additional paid-in capital                                          65,162       64,068
 Accumulated deficit                                                (43,362)     (45,117)
                                                                   --------     --------
  Total stockholders' equity                                         21,960       19,110
                                                                   --------     --------
  Total liabilities and stockholders' equity                       $ 38,430     $ 37,214
                                                                   ========     ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except share amounts)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999          1998        1997
                                                           ----------   ----------   ----------
Revenues:
 License                                                    $ 23,454     $ 18,811     $  7,232
 Services                                                     32,303       24,519       10,360
                                                            --------     --------     --------
  Total revenues                                              55,757       43,330       17,592
                                                            --------     --------     --------
Cost of revenues:
 License                                                         751          834          195
 Services                                                     20,219       18,018        9,375
                                                            --------     --------     --------
  Total cost of revenues                                      20,970       18,852        9,570
                                                            --------     --------     --------
Operating expenses:
 Sales and marketing                                          17,536       16,024       13,656
 Research and development                                     10,281        6,953        4,837
 General and administrative                                    5,433        4,651        4,148
 Amortization of acquired intangibles                             --          638        1,442
                                                            --------     --------     --------
  Total operating expenses                                    33,250       28,266       24,083
                                                            --------     --------     --------
  Operating income (loss)                                      1,537       (3,788)     (16,061)
Compensation related to modification of escrow agreement          --       (4,183)          --
Interest expense                                                (267)        (207)        (206)
Interest and other income                                        507          589          250
                                                            --------     --------     --------
  Income (loss) before income taxes                            1,777       (7,589)     (16,017)
Provision for income taxes                                        22           --           --
                                                            --------     --------     --------
  Net income (loss)                                         $  1,755     $ (7,589)    $(16,017)
                                                            ========     ========     ========
Net income (loss) per share--basic and diluted              $   0.11     $  (0.52)    $  (1.37)
                                                            ========     ========     ========
Weighted average shares outstanding:
  Basic                                                       15,908       14,494       11,710
                                                            ========     ========     ========
  Diluted                                                     16,125       14,494       11,710
                                                            ========     ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                                                 SERIES A          SERIES B
                                                                CONVERTIBLE       CONVERTIBLE         CLASS A           CLASS B
                                                              PREFERRED STOCK   PREFERRED STOCK    COMMON STOCK       COMMON STOCK
                                                             ----------------- ----------------- ----------------- -----------------
                                                              SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                                             -------- -------- -------- -------- -------- -------- -------- --------
 Balance, December 31, 1996                                     192        2       33       --      236        2      658        7
 Net proceeds from issuances of Series B
  Convertible Preferred Stock                                    --       --      263        3       --       --       --       --
 Equity transaction of 1998 pooling transactions                 --       --       --       --       --       --       --       --
 Net loss                                                        --       --       --       --       --       --       --       --
                                                               ----     ----     ----     ----     ----     ----     ----     ----
 Balance, December 31, 1997                                     192        2      296        3      236        2      658        7
 Compensation related to modification of
  escrow agreement                                               --       --       --       --       --       --       --       --
 Equity transaction of 1998 pooling transactions                 --       --       --       --       --       --       --       --
 Cancellation of shares related to release of escrow             --       --       --       --     (168)      (1)      --       --
 Mandatory conversion in connection with
  the Release Event                                            (192)      (2)    (296)      (3)     (68)      (1)    (658)      (7)
 Issuance of Common Stock for initial public
  offering ("IPO")                                               --       --       --       --       --       --       --       --
 Underwriting discounts and commissions in
  connection with the IPO                                        --       --       --       --       --       --       --       --
 Offering costs in connection with the IPO                       --       --       --       --       --       --       --       --
 Issuance of Common Stock from exercise of
  stock options                                                  --       --       --       --       --       --       --       --
 Non-cash issuance of options to Board to purchase
  Common Stock for board fees                                    --       --       --       --       --       --       --       --
 Net loss                                                        --       --       --       --       --       --       --       --
                                                               ----     ----     ----     ----     ----     ----     ----     ----
 Balance, December 31, 1998                                      --       --       --       --       --       --       --       --
 Issuance of Common Stock from exercise of
  stock options                                                  --       --       --       --       --       --       --       --
 Non-cash issuance of options to Board to purchase
  Common Stock for board fees                                    --       --       --       --       --       --       --       --
 Non-cash issuance of options to purchase
  Common Stock for services                                      --       --       --       --       --       --       --       --
 Net income                                                      --       --       --       --       --       --       --       --
                                                               ----     ----     ----     ----     ----     ----     ----     ----
 Balance, December 31, 1999                                      --     $ --       --     $ --       --     $ --       --     $ --
                                                               ====     ====     ====     ====     ====     ====     ====     ====
                                                                                                                TOTAL
                                                                COMMON STOCK    ADDITIONA                  STOCKHOLDERS'
                                                             -----------------    PAID-IN   (ACCUMULATED      EQUITY
                                                              SHARES   AMOUNT     CAPITAL     DEFICIT)       (DEFICIT)
                                                             -------- -------- ----------- -------------- --------------
 Balance, December 31, 1996                                       --       --    $18,062      $(20,516)      $(2,443)
 Net proceeds from issuances of Series B
  Convertible Preferred Stock                                     --       --     13,477            --        13,480
 Equity transaction of 1998 pooling transactions                  --       --         33          (561)         (528)
 Net loss                                                         --       --         --       (16,017)      (16,017)
                                                              ------     ----    -------      --------       -------
 Balance, December 31, 1997                                       --       --     31,572       (37,094)       (5,508)
 Compensation related to modification of
  escrow agreement                                                --       --      4,183            --         4,183
 Equity transaction of 1998 pooling transactions                  --       --         --          (434)         (434)
 Cancellation of shares related to release of escrow              --       --          1            --            --
 Mandatory conversion in connection with
  the Release Event                                           12,621      126       (113)           --            --
 Issuance of Common Stock for initial public
  offering ("IPO")                                             3,250       33     32,467            --        32,500
 Underwriting discounts and commissions in
  connection with the IPO                                         --       --     (2,275)           --        (2,275)
 Offering costs in connection with the IPO                        --       --     (1,841)           --        (1,841)
 Issuance of Common Stock from exercise of
  stock options                                                    8       --         43            --            43
 Non-cash issuance of options to Board to purchase
  Common Stock for board fees                                     --       --         31            --            31
 Net loss                                                         --       --         --        (7,589)       (7,589)
                                                              ------     ----    -------      --------       -------
 Balance, December 31, 1998                                   15,879      159     64,068       (45,117)       19,110
 Issuance of Common Stock from exercise of
  stock options                                                  168        1        947            --           948
 Non-cash issuance of options to Board to purchase
  Common Stock for board fees                                     --       --         80            --            80
 Non-cash issuance of options to purchase
  Common Stock for services                                       --       --         67            --            67
 Net income                                                       --       --         --         1,755         1,755
                                                              ------      ---    -------      --------       -------
 Balance, December 31, 1999                                   16,047     $160    $65,162      $(43,362)      $21,960
                                                              ======     ====    =======      ========       =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                          --------------------------------------
                                                                                              1999        1998          1997
                                                                                          ----------- ------------ -------------
Cash flow from operating activities:
 Net income (loss)                                                                         $  1,755    $  (7,589)    $ (16,017)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                               2,068        1,924         2,087
  Provision for doubtful accounts                                                             1,771        1,369           444
  Non-cash issuance of equity instruments for services                                          147           31            --
  Non-cash equity transactions of 1998 poolings                                                  --           --             8
  Compensation related to modification of escrow agreement                                       --        4,183            --
  Changes in operating assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                                       (7,216)     (10,667)       (3,424)
   Prepaid expenses and other current assets                                                   (705)      (1,042)         (448)
   Other assets                                                                                 122         (201)         (128)
   Accounts payable                                                                            (734)       1,049           860
   Accrued expenses                                                                          (1,564)         129         1,898
   Deferred revenue                                                                            (561)      (2,456)        6,672
   Other liabilities                                                                             --            4            58
   Income taxes payable                                                                          22           --            --
                                                                                           --------    ---------     ---------
    Net cash used in operating activities                                                    (4,895)     (13,266)       (7,990)
                                                                                           --------    ---------     ---------
Cash flows from investing activities:
 Purchases of property and equipment                                                         (3,138)        (241)       (1,434)
 Amount received from affiliate and shareholder                                                  --           --            25
 Net issuances of notes receivable                                                              (53)        (255)          (49)
                                                                                           --------    ---------     ---------
    Net cash used in investing activities                                                    (3,191)        (496)       (1,458)
                                                                                           --------    ---------     ---------
Cash flows from financing activities:
 Net payments under line of credit agreements                                                    --         (209)       (1,409)
 Principal payments of notes payable                                                             --           --          (273)
 Net proceeds from capital lease obligations                                                     --          381            --
 Principal payments on capital lease obligations                                             (1,044)        (545)         (215)
 Net proceeds from issuances of Convertible Preferred Stock                                      --           --        13,479
 Equity transactions of 1998 poolings                                                            --         (434)         (284)
 Net proceeds from issuance of Common Stock                                                     948       28,427            --
                                                                                           --------    ---------     ---------
    Net cash provided by (used in) financing activities                                         (96)      27,620        11,298
                                                                                           --------    ---------     ---------
Net increase (decrease) in cash and cash equivalents                                         (8,182)      13,858         1,850
Cash and cash equivalents, beginning of year                                                 17,128        3,270         1,420
                                                                                           --------    ---------     ---------
Cash and cash equivalents, end of year                                                     $  8,946    $  17,128     $   3,270
                                                                                           ========    =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                                    $    168    $     207     $     150
                                                                                           ========    =========     =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

- The Company entered into capital lease obligations to acquire new equipment totaling $1,412, $2,183 and $0 in 1999, 1998 and 1997, respectively. Certain new equipment financed during 1998 was purchased in the latter part of 1997.

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

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

         The Ultimate Software Group, Inc. (the "Company") designs, markets, implements and supports technologically advanced, cross-industry human resource management and payroll software solutions, marketed primarily to middle-market organizations with 500 to 15,000 employees. The Company reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

         All highly liquid instruments with an original maturity of three months or less when acquired are considered cash equivalents. The accompanying consolidated balance sheets include $8.0 million and $16.6 million in interest-bearing accounts as of December 31, 1999 and 1998, respectively.

Accounts Receivable

         Accounts receivable are principally from end-users of the Company's products. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses.

Property and Equipment

         Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease over periods ranging from three to fifteen years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

Revenue Recognition

         The Company licenses software under noncancellable license agreements and provides services including maintenance, implementation, training and consulting services. In accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," license revenues are generally recognized when a noncancellable license agreement has been signed, the product has been shipped, no significant vendor obligations remain and collection of the related receivable is considered probable. Revenues from maintenance agreements for maintaining, supporting and providing periodic updates are recognized ratably over the maintenance period, which in most instances is one year. Revenues for training and consulting services are recognized as services are performed.

         The Company also generates revenues relating to the sale of payroll-related forms and the printing of Form W-2's for certain customers. Such revenues are recognized as the product is shipped or as the services are rendered.

         Until 1997, substantially all of the Company's revenues were derived from its UltiPro for Lan product and related services. The Company has shifted its focus from a product based on DOS and local area network (Lan) technologies, UltiPro for Lan, to a product based on Windows and client/ server technologies, UltiPro HRMS/Payroll. As a result of this shift and the decrease in general market demand for DOS-based products, the Company's revenues from its UltiPro for Lan product declined to an immaterial amount in 1998. While the Company still derives revenues from the support, service and limited sales of the UltiPro for Lan product line, its UltiPro HRMS/Payroll product and related support and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future as the Company no longer actively markets the DOS-based product. As a percentage of total license revenues, revenues derived from UltiPro for Lan were 0.3%, 1.6%, and 41.4% in 1999, 1998, and 1997, respectively.

Deferred Revenue

         Deferred revenue is primarily comprised of deferrals for (i) service revenues for which maintenance services have not yet been rendered; and, to a lesser degree (ii) license revenues for which product has not yet been delivered or obligations have not yet been fulfilled (in the case of committed upgrades).

         As of December 31, 1999 and 1998, $564,000 and $221,000, respectively, of deferred revenue will be recognized in periods after the years ending December 31, 2000 and 1999.

         Associated deferred costs, relating to commissions, were $768,000 and $619,000 at December 31, 1999 and 1998, respectively. Commission expense is recognized in the period the related revenue is recognized.

Cost of Revenues

         The cost of revenues consists of cost of license revenues and cost of service revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software. Cost of service revenues primarily consists of costs to provide consulting, implementation, maintenance, technical support and training to the Company's customers, the cost of providing periodic updates and costs related to sales of payroll-related forms.

Income Taxes

         The Company is subject to corporate Federal and state income taxes and accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Acquired Intangibles

         Acquired intangibles were amortized on a straight-line basis over 30 months, the estimated useful life of such acquired assets (primarily consisting of customer lists and personnel) and were fully amortized as of December 31, 1998. In accordance with SFAS No. 121, "Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company continually evaluated whether later events and circumstances occurred that would indicate the remaining acquired intangibles warranted revision or may not have been recoverable. When factors indicated that goodwill should be evaluated for possible impairment, the Company used an estimate of the related business' undiscounted cash flows from operations over the remaining life of the cost in excess of net assets of acquired businesses, in measuring whether such cost was recoverable. Operating results as well as projected future cash flows relating to the resellers acquired during 1996 indicated an impairment in acquired intangibles as of December 31, 1997 and 1996. Accordingly, the Company charged additional amounts of $308,000 and $5,050,000 to amortization of acquired intangibles in 1997 and 1996, respectively, to reduce acquired intangibles to their estimated realizable value. Amortization of acquired intangibles was zero, $638,000, and $1,442,000 in 1999, 1998, and 1997, respectively.

Software Development Costs

         SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. As of December 31, 1999 and 1998, capitalized software costs totaled $836,000 and $53,000, respectively. Amortization of capitalized software was $68,000, $8,000 and zero in 1999, 1998 and 1997, respectively.

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

Accounting for Stock-based Compensation

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the pro forma disclosures required by SFAS 123 for each of the three years in the period ended December 31, 1999. See Note 9.

Earnings Per Share

         SFAS No. 128, "Earnings Per Share," became effective in the fourth quarter of 1997 and requires dual presentation of earnings per share--"basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

         The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1999       1998        1997
                                                --------   --------   ---------
   Weighted average shares outstanding           15,908     14,494     11,710
   Dilutive effect of options "in the money"
    (unless antidilutive)                           217         --         --
                                                 ------     ------     ------
   Dilutive shares outstanding                   16,125     14,494     11,710
                                                 ======     ======     ======

         Basic and diluted loss per share for all periods presented include the impact of the subsequent conversion of shares of Preferred and Common Stock outstanding as described in Notes 10 and 17, effected for the stock split discussed in Note 3. Other common stock equivalents not included in the computation of diluted net income (loss) per share as their impact is antidilutive totaled 1,380,000, 2,105,000 and 1,749,000 for 1999, 1998 and 1997,
respectively.

Comprehensive Income

         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements since there are no material differences between comprehensive income, as defined in SFAS 130, and the Company's net income (loss) for all periods presented.

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

Recent Accounting Statements

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB No. 133" ("SFAS 137") were issued in June 1998 and June 1999, respectively, and are effective for the Company's fiscal year ending December 31, 2001. These pronouncements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 and SFAS 137 will not have a material impact on its financial statements as it has not entered into derivative contracts or hedging activities and has no current plans to do so in the foreseeable future.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 effective January 1, 1999. The Company's adoption of SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

Reclassifications

         Certain amounts in the notes to consolidated financial statements have been reclassified to conform to the 1999 classification.

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

4. ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                      AS OF DECEMBER 31,
                                                     -------------------
                                                       1999       1998
                                                     -------     -------
   Compensation and benefits                         $   498     $ 1,066
   Sales commissions                                   1,663         639
   Third-party implementation consultants                378         854
   Other items individually less than
      5% of total current liabilities                  1,086       1,794
                                                      ------     -------
                                                     $ 3,625     $ 4,353
                                                     =======     =======

5. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                      AS OF DECEMBER 31,
                                                     -------------------
                                                       1999       1998
                                                     -------     -------
   Equipment                                         $ 6,763     $ 4,675
   Furniture, fixtures and improvements                2,919         457
                                                     -------     -------
                                                       9,682       5,132
   Less accumulated depreciation and amortization     (4,675)     (2,674)
                                                     -------     -------
                                                     $ 5,007     $ 2,458
                                                     =======     =======

         Included in property and equipment is equipment acquired under capital leases as follows (in thousands):

                                                AS OF DECEMBER 31,
                                              ----------------------
                                                1999          1998
                                              --------      --------
   Equipment                                  $  3,886      $  2,474
   Less accumulated amortization                (2,105)       (1,061)
                                              --------      --------
                                              $  1,781      $  1,413
                                              ========      ========

         Depreciation and amortization expense on property and equipment totaled $2,001,000, $1,286,000, and $645,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

6. CAPITAL LEASE OBLIGATIONS

         The Company leases certain equipment under noncancellable agreements which are accounted for as capital leases and expire at various dates through 2002. Interest rates on these leases range from 4.8% to 6.3%. The annual maturities of the capital lease obligations are as follows as of December 31, 1999 (in thousands):

   YEAR                                                                          AMOUNT
   ----                                                                        ---------
   2000 ....................................................................    $1,308
   2001 ....................................................................       832
   2002 ....................................................................       205
                                                                                ------
                                                                                 2,345
   Less amount representing interest .......................................      (121)
                                                                                ------
   Lease obligations reflected as current ($1,104) and non-current ($1,120)     $2,224
                                                                                ======

7. LINE OF CREDIT AGREEMENTS

         In September 1996, the Company entered into a line of credit with a bank (the "Working Capital Line") for the lesser of $4,000,000 or 80% of eligible receivables, as defined. The Working Capital Line was increased to the lesser of 80% of the eligible receivables (as defined) or $6.0 million for the period beginning April 23, 1998 and ending September 30, 1998. The Working Capital Line was further amended, from time to time, to extend the agreement to December 31, 2000 with available borrowings equivalent to the lesser of $4,000,000 or 80% of eligible receivables, as defined. The Working Capital Line bears interest at LIBOR plus 4.875% per annum (11.011% and 9.885% at December 31, 1999 and 1998, respectively), but not less than 8.000% per annum in any month. Interest on the Working Capital Line is payable monthly. No amounts were outstanding under the Working Capital Line as of December 31, 1999 and 1998. The Working Capital Line is renewable for successive one-year terms, unless either party elects to terminate the agreement. The Working Capital Line is collateralized by substantially all of the Company's assets.

8. INCOME TAXES

         The provision for income taxes for 1999 represents current federal taxes calculated under the alternative minimum tax method. No provision or benefit for federal or state income taxes was made for 1998 and 1997 due to the operating losses incurred in the respective periods.

         The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before income taxes. A reconciliation from the Federal income tax provision at the statutory rate to the effective rate is as follows (in thousands):

                                            FOR THE YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                             1999         1998         1997
                                           -------      -------      -------
   Income tax provision (benefit) at
      statutory Federal tax rate           $   614      $(2,656)     $(5,606)
   Alternative minimum tax                      22           --           --
   Compensation related to modification
      of escrow agreement                       --        1,464           --
   Earnings from pooling of interests           --         (330)         184
   Goodwill amortization                       (57)         166          448
   Non-deductible expenses                      88           63           62
   Change in valuation allowance              (645)       1,283        4,912
   Other, net                                   --           10           --
                                           -------      -------      -------
   Provision for income taxes              $    22      $    --      $    --
                                           =======      =======      =======
   Effective tax rate                         1.25%        0.00%        0.00%
                                           =======      =======      =======

         The components of the net deferred tax assets included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                AS OF DECEMBER 31,
                                            --------------------------
                                                1999         1998
                                              --------     --------
         Net operating losses                 $  8,865     $  9,242
         Alternative minimum tax credit             22           --
         Depreciation and amortization             263          233
         Deferred revenue                          278          510
         Accruals not currently deductible          76           76
         Allowance for doubtful accounts           586          392
         Software development costs               (287)         (18)
         Other, net                                (12)           2
         Valuation allowance                    (9,791)     (10,437)
                                              --------     --------
         Net deferred income tax assets       $     --     $     --
                                              ========     ========

         The Company has provided a full valuation allowance on the deferred tax assets as realization of such amounts is not considered more likely than not. The Company reviews the valuation allowance requirement periodically and makes adjustments as warranted.

         At December 31, 1999, the Company has approximately $25,330,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. The carryforwards expire through 2018. Utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments. In addition, the Company has alternative tax credit carryforwards of approximately $22,000 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

9. STOCK OPTIONS

         The Company has adopted The Ultimate Software Group, Inc. Nonqualified Stock Option Plan (the "Plan") under which the Company is authorized to issue options to purchase a total of 5,059,500 shares of the Company's Common Stock to directors, officers and employees of the Company. Under the Plan, options to purchase shares of Common Stock may be granted at prices equal to the market value of shares of the Company's Common Stock as of the date of grant, or at such other amount as may be determined by the Compensation Committee of the Board of Directors appointed to administer the Plan (the "Committee"). The Committee has discretion under the Plan to prescribe vesting periods for options which are granted under the Plan. In addition, options granted under the Plan become immediately exercisable in the event of a change in control of the Company and in certain other circumstances. The maximum term of the options granted under the Plan is 10 years.

         The Plan provides that non-employee members of the Company's Board of Directors shall receive options in lieu of any retainer or meeting fees for serving on the Board or committees thereof. Such options vest upon the date of grant and have an exercise price equal to 30% of fair market value of the Company's Common Stock on the date of grant. See Note 10.

         A summary of the Company's Plan as of December 31, 1999, 1998 and 1997 and changes during the years then ended, is presented below:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                -------------   ---------------
   Outstanding at December 31, 1996                 768,123          $5.16
    Granted                                       1,000,010           7.12
    Exercised                                          (506)          5.16
    Forfeited                                       (18,892)          5.16
                                                  ---------          -----
   Outstanding at December 31, 1997               1,748,735           6.27
    Granted                                         443,174           9.10
    Exercised                                        (8,300)          5.16
    Forfeited                                       (79,047)          5.77
                                                  ---------          -----
   Outstanding at December 31, 1998               2,104,562           6.89
    Granted                                       1,402,903           7.39
    Exercised                                      (167,754)          5.65
    Forfeited                                      (102,739)          7.86
                                                  ---------          -----
   Outstanding at December 31, 1999               3,236,972          $8.22
                                                  =========          =====

         The following table summarizes information about stock options outstanding under the Plan at December 31, 1999:

                                   OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                       -------------------------------------------   -------------------------
                                         WEIGHTED-
                                          AVERAGE       WEIGHTED-                    WEIGHTED-
                                         REMAINING       AVERAGE                      AVERAGE
      RANGE OF                          CONTRACTUAL      EXERCISE                    EXERCISE
   EXERCISE PRICES        NUMBER       LIFE (YEARS)       PRICE         NUMBER         PRICE
--------------------   ------------   --------------   -----------   ------------   ----------
   $1.69 to $4.25         192,321             9.28        $3.99          64,945        $3.49
   $5.16 to $6.63         750,042             7.63         5.37         663,371         5.22
   $7.21 to $7.75       1,752,243             8.69         7.42         917,117         7.32
   $8.03 to $10.00        542,366             8.89         9.79         213,276         8.37
                        ---------                                       -------
   $1.69 to $10.00      3,236,972             8.51        $8.22       1,858,709        $6.72
                        =========                                     =========

         Pro forma information is required by SFAS 123 for options issued to employees and has been determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 5.0%-5.5% for 1999 and 1998 and 6.4% for 1997, dividend yield of 0% for all three years presented, expected volatility of 65% for each of the three years presented and an expected life of three years for each of the three years presented. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                      FOR THE YEARS ENDED DECEMBER 31,
                                  ----------------------------------------
                                     1999         1998            1997
                                  ---------   ------------   -------------
   Net income (loss):
    As reported                    $1,755       $ (7,589)      $ (16,017)
    Pro forma                         116         (8,446)        (17,385)
   Basic and diluted per share:
    As reported                    $ 0.11       $  (0.52)      $   (1.37)
    Pro forma                        0.01          (0.58)          (1.48)

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

The Transactions

         The Company was formed in April 1996 in connection with the consummation of a series of transactions during the second and third calendar quarters of 1996, including the following:

  (i)         the businesses owned by nine third-party resellers of the Partnership's products (the
              "Participating Resellers") were acquired by the Partnership;
  (ii)        the shareholders of The Ultimate Software Group, Inc., the then general partner of The
              Ultimate Software Group, Ltd. ("GP"), and Strategic Image Systems, Inc. ("Strategic") (the
              "Participating Stockholders") assigned and transferred their shares in GP and Strategic to the Company;
  (iii)       the business and operations of the Partnership were transferred and conveyed to the
              Company;
  (iv)        the Company entered into escrow agreements with the Partnership and the Participating
              Stockholders obligating the Partnership to surrender certain shares for cancellation under certain circumstances as provided therein; and
  (v)         J.P. Morgan Investment Corporation ("Morgan") and others invested $10,000,000 in the
              Company.

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

Description of Capital Stock

Series A Junior Participating Preferred Stock

         In October 1998, the Board of Directors of the Company adopted a Stockholders Rights Plan (the "Rights Plan") in which one preferred stock purchase right was distributed as a dividend for each share of Common Stock held of record as of the close of business on November 15, 1998 (the "Right" or, collectively, the "Rights").

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

         As sole compensation for the services of Aberdeen and its affiliates under the Consulting Agreement, on October 21, 1999 the Company issued to Aberdeen a warrant (the "Warrant") to purchase 100,000 shares of the Company's Common Stock, par value $0.01 per share, for $10 per share. The Warrant vests in eight quarterly increments of 12,500 shares, the first of which increments vested on October 22, 1999. No increment of shares shall vest if the Consulting Agreement has been terminated before the vesting date for such increment. The Warrant expires on July 22, 2003. The Company has accounted for such Warrant in accordance with the requirements prescribed in SFAS 123. Accordingly, the related compensation expense is $67,000 and is included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 1999.

         In 1999, the Company granted options to non-employee directors to purchase (i) 4,396 shares of the Company's Common Stock for $1.95; (ii) 4,080 shares of the Company's Common Stock for $2.10; (iii) 5,080 shares of the Company's Common Stock for $1.69; and (iv) 4,012 shares of the Company's Common Stock for $2.14 in exchange for services rendered. In 1998, the Company granted options to non-employee directors to purchase (i) 1,230 shares of the Company's Common Stock for $2.78 and (ii) 3,688 shares of the Company's Common Stock for $2.33 in exchange for services rendered. Such options are currently exercisable and were valued on the date of grant in accordance with the requirements prescribed in APB 25. The related compensation expense was $80,000 and $31,000 in 1999 and 1998, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

         In 1997, the Company sold 262,934 additional shares of Series B Convertible Preferred Stock (converted into 2,660,649 shares of Common Stock) at $52.20 per share. Net proceeds from such sales were $13,479,193.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company leases corporate office space and certain equipment under noncancellable operating lease agreements expiring at various dates. The Company has executed a lease for its new corporate headquarters which expires in 2014 with lease payments commencing in July 1999 (see Note 13). Total rent expense under these agreements was $2,029,000, $2,012,000, and $1,143,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 1999 (in thousands):

                      YEAR                      AMOUNT
                      ----                    ---------
                      2000                     $ 1,605
                      2001                       1,349
                      2002                         884
                      2003                         848
                      2004                         763
                      Thereafter                 7,831
                                               -------
                                               $13,280
                                               =======

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

13. RELATED PARTY TRANSACTIONS

         In mid-1999, the Company moved its corporate headquarters into a new and larger facility located in Weston, Florida. On December 31, 1998, the Company executed a commercial office lease to lease all available square footage in this new facility, or approximately 40,000 square feet. The lessor for this facility is a limited partnership of which a director and a corporation owned by an officer of the Company are limited partners (the "Lessor"). Execution of the lease was made upon approval of a majority of disinterested members of the Board of Directors of the Company. The Company believes that the terms of the lease are no less favorable than could be obtained from an unaffiliated party.

         In January 2000, the Lessor of the Company's new corporate headquarters sold the related building and land to a third-party corporation and is in the process of assigning the related commercial office lease to such third-party or an affiliate thereof. No material revisions to the commercial office lease are anticipated.

14. EMPLOYEE BENEFIT PLAN

         The Company provides retirement benefits for eligible employees, as defined, through a defined contribution benefit plan that is qualified under
Section 401(k) of the Internal Revenue Code (the "Plan"). Contributions to the Plan, which are made at the sole discretion of the Company, were $401,000, $267,000 and $231,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

         The following information details the results of operations of the Company and the Acquired Resellers for the period before the poolings-of-interests combinations were consummated (in thousands):

                                                 FOR THE
                                               YEAR ENDED
                                            DECEMBER 31, 1997
                                           ------------------
   Revenues:
    The Company                                $  14,137
    Acquired Resellers                             3,455
                                               ---------
                                               $  17,592
                                               =========
   Net loss:
    The Company                                $ (15,491)
    Acquired Resellers                              (526)
                                               ---------
                                               $ (16,017)
                                               =========
   Net loss per share--basic and diluted
    The Company                                $   (1.48)
    Acquired Resellers                              0.11
                                               ---------
                                               $   (1.37)
                                               =========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr, Dr. Alan Goldstein, Mitchell K. Dauerman and James M. Alu) and other key employees of the Company, and their ages as of March 10, 2000, are as follows:

NAME                        AGE    POSITION(S)
----                       -----   -----------
Scott Scherr                48     Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr              42     Vice Chairman of the Board
Alan Goldstein, M.D.        49     Executive Vice President, Chief Technology Officer and Director
Mitchell K. Dauerman        43     Executive Vice President, Chief Financial Officer and Treasurer
James M. Alu                55     Executive Vice President and Chief Operating Officer
Dale T. Baker               50     Vice President--UltiPro.com
Donald M. Causey, Jr.       40     Vice President--Controller
Roy L. Gerber, Ph.D.        43     Vice President--Engineering
J.C. Gonzalez               36     Vice President--Product Support
Paul Gonzalez               48     Vice President--Special Operations
Gene Guhne                  35     Vice President--Sales, East Division
Jon Harris                  35     Vice President--Professional Services
James A. Jensen III         36     Vice President--Chief Information Officer and Technical Sales
Linda Larrivee              43     Vice President--Product Management
Robert Manne                47     Vice President--General Counsel
Vivian Maza                 38     Vice President--People and Secretary
Linda Miller                55     Vice President--Communications and Public Relations
Laura Perkins               35     Vice President--Product Marketing
H. Stephen Smith            50     Vice President--Strategic Sales
Felicia A. Smitha           39     Vice President--Finance
Greg Swick                  36     Vice President and General Manager--PEO Division
Elaine Trotter              40     Vice President--Special Projects
John Van Wyckhouse          45     Vice President--Sales, West Division
Carol Wiese                 42     Vice President--Education Services
George F. Winter            41     Vice President and General Manager--Healthcare Division
Ofer Nemirovsky             41     Director
LeRoy A. Vander Putten      65     Director
John R. Walter              53     Director
Rick Wilber                 53     Director
Robert A. Yanover           63     Director

         Scott Scherr has served as President and a director of the Company since its inception in April 1996 and has been Chairman of the Board and Chief Executive Officer of the Company since September 1996. In 1990, Mr. Scherr founded The Ultimate Software Group, Ltd. (the "Partnership"), the business and operations of which were assumed by the Company in 1998. Mr. Scherr served as President of the Partnership's general partner from the inception of the Partnership until its dissolution in March 1998. From 1979 until 1990, he held various positions at Automatic Data Processing, Inc. ("ADP"), a payroll services company, where his titles included Vice President of Operations and Sales Executive. Prior to joining ADP, Mr. Scherr ran Management Statistics, Inc., a data processing service bureau founded by his father, Reuben Scherr, in 1959. He is the brother of Marc Scherr, the Vice Chairman of the Board of the Company.

         Marc D. Scherr has been a director of the Company since its inception in April 1996 and was elected as Vice Chairman in July 1998. Mr. Scherr became an executive officer of the Company effective March 1, 2000. Mr. Scherr served as a director of Gerschel & Co., Inc., a private investment firm from January 1992 until March 2000. In December 1995, Mr. Scherr co-founded Residential Company of America, Ltd.

("RCA"), a real estate firm, and served as President of its general partner until March 2000. Mr. Scherr also served as Vice President of RCA's general partner from its inception in August 1993 until December 1995. From 1990 to 1992, Mr. Scherr was a real estate pension fund advisor at Aldrich, Eastman & Waltch. Previously, he was a partner in the Boston law firm of Fine & Ambrogne. Mr. Scherr is the brother of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of the Company.

         Alan Goldstein, M.D., FACS has served as a director of the Company since its inception in April 1996 and as Executive Vice President and Chief Technology Officer since September 1996. From April 1996 through September 1996, he served as Vice President and Treasurer of the Company. From January 1994 until February 1998, Dr. Goldstein served as Vice President of the general partner of the Partnership. In 1989, Dr. Goldstein founded Strategic Image Systems, Inc., which produced and developed software applications and tools. From 1985 to 1986, Dr. Goldstein served as Vice President of Information Systems for Loren Industries, Inc., a jewelry casting manufacturer. From 1985 to 1987, Dr. Goldstein served as Director of Surgical Services at Kings County Hospital in New York. In 1985, as a trauma surgeon engaged in research and medical education, Dr. Goldstein developed a software application for use in hospitals to aid in patient management, quality assurance and physician education.

         Mitchell K. Dauerman has served as Executive Vice President of the Company since April 1998 and as Chief Financial Officer and Treasurer of the Company since September 1996. From 1979 to 1996, Mr. Dauerman held various positions with KPMG LLP, a global accounting and consulting firm, serving as a Partner in the firm from 1988 to 1996. Mr. Dauerman is a Certified Public Accountant.

         James M. Alu has served as Executive Vice President of the Company since February 1999 and as Chief Operating Officer since January 1998. Prior to that, Mr. Alu served as Vice President of the Company from September 1996 and Vice President of the general partner of the Partnership from July 1993 until April 1996. From 1988 until 1993, Mr. Alu served as Area Sales Vice President for the northeastern United States for ADP's Dealer Services Group.

         Dale T. Baker has served as Vice President--UltiPro.com since January 1999. From September 1996 until January 1999, he served the Company as Vice President--Strategic Alliances. From April 1996 through September 1996, he served as Vice President of the Company. Prior to that, he had served as a Vice President of the general partner of the Partnership from 1993 until April 1996. From 1990 to 1993, Mr. Baker was a Branch Manager for Cap Gemini America, an information services consulting firm.

         Donald M. Causey, Jr. has served as Vice President--Controller since February 2000 and as Controller since September 1996. From 1992 until September 1996, Mr. Causey served as Regional Controller for Latin America of New Zealand Dairy Board, the largest dairy exporter worldwide. Mr. Causey was with the tax practice of KPMG LLP from 1988 to 1992. Mr. Causey is a Certified Public Accountant.

         Roy L. Gerber, Ph.D. has served as Vice President--Engineering since October 1999. From 1995 to October 1999, Mr. Gerber served in various positions in the research and development organization, including Director of Engineering. Prior to joining the Company, from 1986 to 1995, Mr. Gerber was Executive Vice President of Development for Cascade Interactive Designs, Inc. and dBSi which developed and marketed medical software products. From 1984 to 1988, Mr. Gerber was Executive Vice President and Chief Operating Officer of Pacific Retirement Plans, Inc.

         J.C. Gonzalez has served as Vice President--Product Support since January 1999. Prior to that, Mr. Gonzalez served as Manager and Director of Product Support from January 1994 until December 1998. Mr. Gonzalez is a Payroll Professional and holds a Certified Payroll Professional (CPP) certification from the American Payroll Association (APA). From May 1983 until December 1993, Mr. Gonzalez held various positions at ADP, including Customer Support Manager for the Major and National Accounts of ADP.

         Paul Gonzalez has served as Vice President--Special Operations for the Company since January 1999. Mr. Gonzalez served as Vice
President--Implementation Partners from April 1997 to January 1999, Vice

President of Support Services from September 1996 to April 1997, and Vice President of the Company from April 1996 to September 1996. Prior to April 1996, Mr. Gonzalez served as a Vice President of the general partner of the Partnership from 1994 until April 1996 and as Secretary of the general partner from 1990 until 1994. From 1980 to 1990, Mr. Gonzalez held various positions at ADP, including National Product Manager for the Wholesale Distribution Division and Branch Manager for the southeast region.

         Gene Guhne has served as Vice President--Sales, East Division, since November 1999. From February 1998 to November 1999, Mr. Guhne served as Director of Sales, Mid-Atlantic Division. Prior to joining the Company, from 1992 to 1998, Mr. Guhne was the President of The Ultimate Software Group of the Carolinas, Inc. and the Vice President of The Ultimate Group of Virginia, Inc., a reseller of the Company which was acquired by the Company in March 1998. From 1987 to 1992, Mr. Guhne served in various positions at ADP, where his most recent position was Sales Director.

         Jon Harris has served as Vice President--Professional Services since July 1998. From 1992 to 1997, Mr. Harris held various management positions within ADP's National Accounts Division. From 1989 to 1992, Mr. Harris held the position of Consulting Services Director for Sykes Enterprises, Inc., a diverse information technology company.

         James A. Jensen III has served as Vice President--Chief Information Officer and Technical Sales since March 2000. From April 1998 to March 2000, Mr. Jensen served as Director of Technical Sales. He served as Director of Internal Systems from March 1996 to April 1998 and Director of Development for HRMS/Payroll from March 1995 to March 1996. From 1994 to 1995, Mr. Jensen was Vice President of U. S. Operations of Prosoft Systems International, a software consulting services and custom programming company. From 1992 to 1994, Mr. Jensen was Senior Cost Estimator/Financial Analyst for GTE Government Systems Corporation, Federal Systems Division, a telecommunications and software development company for government contracting.

         Linda Larrivee has served as Vice President--Product Management since July 1998. Ms. Larrivee previously served as the Human Resources Product Manager for the Company from August 1995 until August 1998. Ms. Larrivee has worked in the human resource and human resource management systems field since 1979, for various corporations including those engaged in high technology and retail businesses.

         Robert Manne has served as Vice President--General Counsel since May 1999. Prior to joining the Company, Mr. Manne was an attorney and partner of Becker & Poliakoff, P.A., an international law firm, since 1978. In addition to administering the Litigation Department of the law firm, Mr. Manne was a permanent member of the firm's executive committee which was responsible for law firm operations. Mr. Manne has performed legal services for the Company since its inception.

         Vivian Maza has served as Vice President--People for the Company since January 1998 and as Secretary of the Company since September 1996. Prior to that, Ms. Maza served as the Office Manager of the Company from its organization in April 1996 and of the Partnership from its inception in 1990 until April 1996. Ms. Maza is a HR Generalist and holds a Professional in Human Resources
(PHR) certification from the Society for Human Resource Management (SHRM) association. From 1985 to 1990, Ms. Maza was a systems analyst for the Wholesale Division of ADP.

         Linda Miller has served as Vice President--Communications and Public Relations since January 1999. Ms. Miller served as Vice President, Public Relations, for the Company from July 1998 to January 1999. Prior to that, Ms. Miller served as the Company's Director of Marketing from January 1997. From 1992 to 1996, Ms. Miller held various positions at Best Software, Inc., a developer of corporate resource management applications, Abra Products Division, including Public Relations Manager.

         Laura Perkins has served as Vice President--Product Marketing since July 1998. From May 1996 to July 1998, Ms. Perkins served as the Director of Applications Consulting for the Company. From 1991 to

1996, Ms. Perkins held various positions with Best Software, Inc., Abra Products Division. Ms. Perkins holds a Certified Payroll Professional (CPP) certification from the American Payroll Association (APA).

         H. Stephen Smith has served as Vice President--Strategic Sales for the Company since November 1999. From January 1999 until November 1999, Mr. Smith served as Vice President--Sales for the Company. From September 1996 until January 1999, Mr. Smith served as Vice President and General Manager for the East Region of the Company. Prior to joining the Company in 1996, Mr. Smith was employed for 20 years at ADP, where his most recent position was Division Vice President for the development and management of strategic alliances.

         Felicia A. Smitha has served as Vice President--Finance since February 2000. Ms. Smitha served as the Company's Director of Finance from June 1998 to February 2000. From 1990 to June 1998, Ms. Smitha held various financial management positions, including Director of Finance, from 1990 to 1996, for Pueblo Xtra International, Inc., the largest food retailer in Puerto Rico and the U. S. Virgin Islands. Ms. Smitha was with the audit practice of KPMG LLP from 1987 to 1990. Ms. Smitha is a Certified Public Accountant.

         Greg Swick has served as Vice President and General Manager--PEO Division of the Company's sales organization since November 1999. From February 1998 to November 1999, Mr. Swick was Director of Sales, Northeast Division. Prior to joining the Company, Mr. Swick was President of The Ultimate Software Group of New York and New England, G.P., a reseller of the Company which was acquired by the Company in March 1998. From 1987 to 1994, Mr. Swick held various positions with ADP, where the most recent position was Area Vice President--ADP Dealer Services Division.

         Elaine Trotter has served as Vice President--Special Projects of the research and development organization of the Company since March 2000. From April 1999 to March 2000, Ms. Trotter served as Vice President--Training Development. From April 1993 until April 1999, Ms. Trotter served in various positions with the Company, the last of which for such period being Director of Training Development. From 1988 to 1992, Ms. Trotter held various positions at ADP, where her most recent position was Manager of Technical Support and Training. Ms. Trotter holds a Certified Payroll Professional (CPP) certification from the American Payroll Association (APA).

         John Van Wyckhouse has served as Vice President--Sales, West Division since November 1999. From 1997 to 1999, Mr. Van Wyckhouse served as Director of Sales--West Division. Prior to joining the Company, Mr. Van Wyckhouse was employed for 19 years at ADP, holding various positions in sales and operations, including his most recent position as National Account Sales Executive for the Chesapeake Region.

         Carol Wiese has served as Vice President--Education Services since October 1999. From March 1999 to October 1999, Ms. Wiese served as Director of Education Services. Prior to joining the Company, Ms. Wiese was employed for 19 years at ADP, where her most recent position was Director of Marketing/Payroll Outsourcing Services.

         George F. Winter has served as Vice President and General Manager--Health Care Division of the Company's sales organization since October 1999 when he joined the Company. From 1997 to 1999, Mr. Winter was Vice President--Sales for Eclipsys Corporation, an end-to-end provider of information solutions to healthcare providers. From 1993 to 1997, Mr. Winter was Regional Manager of McKesson/HBOC, a leading health care information technology company.

         Ofer Nemirovsky has served as a director of the Company since June 1997 and is Chairman of the Audit Committee of the Board. Mr. Nemirovsky has been a Managing Director of HarbourVest Partners, LLC since January 1997. HarbourVest Partners, LLC was formed by the management team of Hancock Venture Partners, Inc., a venture capital investment firm ("HVP"), where Mr. Nemirovsky had served in various capacities since 1986. Prior to joining HVP, Mr. Nemirovsky held various computer sales and marketing positions at Hewlett-Packard Company, a measurement, computation and communications company. He is currently a director of Primix Solutions, Inc. (formerly OneWave, Inc.), an Internet software and services company and Daleen Technologies, Inc., a telecommunications billing software company, as well as several privately-held companies.

         LeRoy A. Vander Putten has served as a director of the Company since October 1997 and is Chairman of the Compensation Committee of the Board. Mr. Vander Putten has served as the Chairman of Trade Resources International Holdings, Ltd., a corporation engaged in trade finance for exporters from developing countries, since April 1998. From January 1988 until May 1997, Mr. Vander Putten was Chairman and Chief Executive Officer of Executive Risk Inc., a specialty insurance holding company. From August 1982 to January 1988, Mr. Vander Putten served as Vice President and Deputy Treasurer of The Aetna Life and Casualty Company, an insurance company.

         John R. Walter has served as a director of the Company since July 1999 and is a member of the Audit Committee since February 2000. Mr. Walter is the current Chairman of Manpower, Inc., a provider of temporary employee services, retired President and Chief Operating Officer of American Telephone and Telegraph Company ("AT&T") a telecommunications company, and former Chairman, President and Chief Executive Officer of R.R. Donnelley & Sons, a financial printing company. Mr. Walter is Chairman of the Management Advisory Board of Aberdeen Strategic Capital LP, which has an investment in Ultimate Software. Aberdeen Strategic Capital is a private equity fund focused on value-added investments in public companies. In addition to Manpower, Inc., Aberdeen Strategic Capital and Ultimate Software, Mr. Walter serves on the boards of directors of Abbott Laboratories, Deere & Company, Celestica, Inc., Jones Lang LaSalle, Inc., and Prime Capital Corporation. Mr. Walter also serves on the International Advisory Council of the Singapore Economic Development Board, is a director of Evanston Northwestern Healthcare Corporation, and holds numerous other advisory and membership positions. Mr. Walter began his career in 1969 at R.R. Donnelley. After holding sales and executive positions of increasing responsibility, in 1989 he was appointed R.R. Donnelley's Chairman, President and Chief Executive Officer, a position he retained through 1996, when he resigned to join AT&T. As President and Chief Operating Officer of AT&T, Mr. Walter was responsible for day-to-day operations of the company's core long-distance, local, wireless and on-line services businesses, as well as its credit card and outsourcing businesses.

         Rick Wilber has served as a director of the Company since October 1997 and is a member of the Compensation Committee of the Board. Mr. Wilber was a co-founder of Champs Sports Shops and served as its President from 1974 to 1984. He served on the Board of Royce Laboratories, a pharmaceutical concern, from 1990 until April 1997, when the company was sold to Watson Pharmaceuticals, Inc., a pharmaceutical concern. Mr. Wilber currently is the President of Lynn's Hallmark Cards which owns and operates a number of Hallmark Card stores. Mr. Wilber has chosen not to serve as a director of the Company beyond his existing term which ends on May 18, 2000.

         Robert A. Yanover has served as a director of the Company since January 1997 and is a member of the Audit Committee of the Board. Mr. Yanover founded Computer Leasing Corporation of Michigan, a private leasing company, in 1975 and has served as its President since that time. Mr. Yanover also founded Lason, Inc., a corporation specializing in the imaging business, and served as Chairman of the Board from its inception in 1987 until 1998 and is currently a director.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Certain Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

     (1) Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K:

        Report of Independent Certified Public Accountants
        Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the Years Ended
         December 31, 1999, 1998 and 1997
        Consolidated Statements of Stockholders' Equity (Deficit) for the Years
         Ended December 31, 1999, 1998 and 1997
        Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 1998 and 1997
        Notes to Consolidated Financial Statements

     (2) Consolidated Financial Statement Schedules:

        Report of Independent Certified Public Accountants
        Schedule II--Valuation and Qualifying Accounts

   (3) Exhibits

 NUMBER                                             DESCRIPTION
--------                                            -----------
  3.1      Amended and Restated Certificate of Incorporation (incorporated herein by reference to
           Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-47881), initially filed
           March 13, 1998 (the "Registration Statement"))
  3.2      Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the
           Registration Statement)
  4.1      Form of Certificate for the Common Stock, par value $0.01 per share*
 10.1      Shareholders Rights Agreement, dated June 6, 1997 among the Company and certain stockholders named therein*
 10.2      Asset Purchase Agreement, dated February 2, 1998, among The Ultimate Software Group of
           Virginia, Inc., the Company and certain principals named therein*
 10.3      Asset Purchase Agreement, dated February 2, 1998, among the Company, The Ultimate
           Software Group of the Carolinas, Inc. and certain principals name therein*
 10.4      Asset Acquisition Agreement, dated February 20, 1998, among the Company, The Ultimate
           Software Group of Northern California, Inc. and certain principals named therein*
 10.5      Asset Purchase Agreement dated March 4, 1998, among the Company, Ultimate Investors
           Group, Inc. and certain principals named therein*
 10.6      Agreement and Plan of Merger dated February 24, 1998, among the Company, ULD Holding
           Corp., Ultimate Software Group of New York and New England, G.P. and certain principals named therein*
 10.7      Nonqualified Stock Option Plan*
 10.8      Lease Agreement, between the Company, as successor to The Ultimate Software


           Group, Ltd., and Gary A. Poliakoff as Trustee for Emerald Lake Trust, dated November 16,
           1993 and extensions thereof*
 10.9      Extension Agreement entered into between Greyrock Capital, a Division of NationsCredit
           Commercial Corporation, and The Ultimate Software Group, Inc. dated November 24, 1998
           (incorporated by reference herein to corresponding exhibit in the Company's Form 10-K dated March 31, 1999)
 10.10     Extensions of Lease Agreement, between the Company, as successor to The Ultimate
           Software Group, Ltd., and Gary A. Poliakoff as Trustee for Emerald Lake Trust
           (incorporated by reference herein to corresponding exhibit in the Company's Form 10-K dated March 31, 1999)
 10.11     Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and the Company, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in the Company's Form 10-K dated March 31, 1999)
 10.12     Rights Agreement, dated as of October 22, 1998, between the Company and BankBoston,
           N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of
           Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights Certificate
           as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to
           Exhibit 2 to the Company's Current Report on Form 8-K dated October 23, 1998)
 10.13     Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 15, 1999)
 10.14     Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated
           October 21, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q dated November 15, 1999)
 10.15     Warrant issued to Aberdeen Strategic Capital LP (incorporated herein by reference to
           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated November 15, 1999)
 10.16     Extension Agreement entered into between Greyrock Capital, a Division of NationsCredit
           Commercial Corporation, and The Ultimate Software Group, Inc. dated December 14, 1999**
 21.1      Subsidiary of the Registrant*
 27.1      Financial Data Schedule**
 99.1      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities
           Litigation Reform Act of 1995**

----------------
 * Incorporated herein by reference to the corresponding exhibit in the Company's Registration Statement.

** Filed herewith.

     (b)  Reports on Form 8-K

     None.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To The Ultimate Software Group, Inc.:

             We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated January 28, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
---------------------------
ARTHUR ANDERSEN LLP

Miami, Florida,
  January 28, 2000.

                                   SCHEDULE II

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS

                            Balance at Beginning    Additions Charged to                       Balance at End
        Classification             of Year               Operations           Deductions (1)       of Year
---------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts

  December 31, 1999                $ 1,119                $ 1,771               $(1,217)            $ 1,673

  December 31, 1998                    534                  1,369                  (784)              1,119

  December 31, 1997                    215                    444                  (125)                534


-------------
(1) Represents trade receivables written off and credits applied.

                                  SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE ULTIMATE SOFTWARE GROUP, INC.

Date: March 29, 2000             By: /s/ Mitchell K. Dauerman
                                     -------------------------------------------
                                     Mitchell K. Dauerman
                                     Executive Vice President, Chief Financial
                                     Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                  TITLE                            DATE
             ---------                                  -----                            ----
         /s/ Scott Scherr            President, Chief Executive Officer            March 29, 2000
----------------------------------   and Chairman of the Board
           Scott Scherr

    /s/ Mitchell K. Dauerman         Executive Vice President, Chief               March 29, 2000
----------------------------------   Financial Officer and Treasurer (Principal
       Mitchell K. Dauerman          Financial and Accounting Officer)

       /s/ Alan Goldstein            Executive Vice President,                     March 29, 2000
----------------------------------   Chief Technology Officer and Director
      Alan Goldstein, M.D.

       /s/ Marc D. Scherr            Vice Chairman of the Board                    March 29, 2000
----------------------------------
         Marc D. Scherr

      /s/ Ofer Nemirovsky            Director                                      March 29, 2000
----------------------------------
        Ofer Nemirovsky

   /s/ LeRoy A. Vander Putten        Director                                      March 29, 2000
----------------------------------
     LeRoy A. Vander Putten

      /s/ John R. Walter             Director                                      March 29, 2000
----------------------------------
        John R. Walter

       /s/ Rick Wilber               Director                                      March 29, 2000
----------------------------------
          Rick Wilber

      /s/ Robert Yanover             Director                                      March 29, 2000
----------------------------------
        Robert Yanover

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------
 10.16 Extension Agreement entered into between Greyrock Capital, a Division of NationsCredit Commercial Corporation, and The Ultimate Software Group, Inc. dated December 14, 1999.
 27.1      Financial Data Schedule.
 99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.