Form 10-Q
period 2000-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2000-05-15
CIK 1016125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                (954) 331 - 7000
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 9, 2000, there were 16,075,598 shares of the Registrant's Common Stock, par value $.01, outstanding.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                PAGE(S)
                                                                                -------
PART I--FINANCIAL INFORMATION:

Item 1--Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets as of March 31, 2000 and
                 December 31, 1999                                                 3
          Condensed Consolidated Statements of Operations for the Three Months
                 Ended March 31, 2000 and 1999                                     4
          Condensed Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2000 and 1999                                     5
          Notes to Condensed Consolidated Financial Statements                     6

Item 2--Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                             7-15

Item 3--Quantitative and Qualitative Disclosures About Market Risk                 15

PART II--OTHER INFORMATION:

Item 1--Legal Proceedings                                                          16
Item 2--Changes in Securities and Use of Proceeds                                  16
Item 3--Defaults upon Senior Securities                                            17
Item 4--Submission of Matters to a Vote of Security Holders                        17
Item 5--Other Information                                                          17
Item 6--Exhibits and Reports on Form 8-K                                           17

SIGNATURES                                                                         18

                         PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS
                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                                As of        As of
                                                              March 31,   December 31,
                                                                2000          1999
                                                            -----------   ----------
                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                  $     6,739   $    8,946
  Accounts receivable, net                                        21,913       20,670
  Prepaid expenses and other current assets                        2,213        2,772
                                                            -----------   ----------
    Total current assets                                          30,865       32,388

Property and equipment, net                                        6,117        5,007
Other assets, net                                                    922        1,035
                                                            -----------   ----------
    Total assets                                             $    37,904   $   38,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $     2,777   $    2,026
  Accrued expenses                                                 3,083        3,625
  Deferred revenue                                                 7,343        8,009
  Current portion of capital lease obligations                     1,476        1,104
  Income taxes payable                                               -             22
                                                            -----------   ----------
    Total current liabilities                                     14,679       14,786

Capital lease obligations, net of current portion                  1,211        1,120
Deferred revenue                                                     511          564
                                                            -----------   ----------
    Total liabilities                                             16,401       16,470
                                                            -----------   ----------

Stockholders' equity:
  Preferred Stock, $.01 par value, 2,000,000 shares authorized
     in 2000 and 1999, respectively; no shares issued or out         -            -
  Series A Junior Participating Preferred Stock, $.01 par value,
    500,000 shares authorized; no shares issued and
    outstanding in 2000 and 1999                                     -            -
  Common Stock, $.01 par value, 50,000,000 shares
    authorized, 16,075,598 and 16,046,769 shares issued and
    outstanding in 2000 and 1999, respectively                       161          160
  Additional paid-in capital                                      65,418       65,162
  Accumulated deficit                                            (44,076)     (43,362)
                                                            -----------   ----------
    Total stockholders' equity                                    21,503       21,960
                                                            -----------   ----------
    Total liabilities and stockholders' equity               $    37,904   $   38,430
                                                             ===========   ==========

                The accompanying notes to condensed consolidated
                      financial statements are an integral

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   For the Three Months
                                                      Ended March 31,
                                                 -----------------------
                                                   2000          1999
                                                 ---------     ---------
Revenues, net:
  License                                        $   6,486     $   3,019
  Services                                           8,342         7,726
                                                 ---------     ---------
    Total revenues, net                             14,828        10,745
                                                 ---------     ---------

Cost of revenues:
  License                                              346           143
  Services                                           5,547         5,101
                                                 ---------     ---------
    Total cost of revenues                           5,893         5,244
                                                 ---------     ---------

Operating expenses:
  Sales and marketing                                4,711         3,714
  Research and development                           3,624         2,094
  General and administrative                         1,292         1,140
                                                 ---------     ---------
    Total operating expenses                         9,627         6,948
                                                 ---------     ---------
    Operating loss                                    (692)       (1,447)

Interest expense                                      (105)          (39)
Interest and other income                               83           182
                                                 ---------     ---------
  Net loss                                       $    (714)    $  (1,304)
                                                 =========     =========

Net loss per share:
  Basic and diluted                              $   (0.04)    $   (0.08)
                                                 =========     =========

Weighted average shares outstandin
  Basic and diluted                                 16,054        15,884
                                                 =========     =========

                The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          For the Three Months
                                                             Ended March 31,
                                                          --------------------
                                                            2000        1999
                                                          ---------   --------
Cash flows from operating activities:
 Net loss                                                 $    (714)  $ (1,304)
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                 710        414
  Provision for doubtful accounts                               411        233
  Non-cash issuances of stock options for services               58         27
  Changes in operating assets and liabilities:
   Accounts receivable                                       (2,523)        33
   Prepaid expenses and other current assets                    329        747
   Other assets                                                  51       (142)
   Accounts payable                                             781       (888)
   Accrued expenses                                            (564)    (1,171)
   Deferred revenue                                             120     (1,086)
                                                          ---------   --------
    Net cash used in operating activities                    (1,341)    (3,137)
                                                          ---------   --------

Cash flows from investing activities:
 Purchases of property and equipment                           (717)      (142)
 Net proceeds from notes receivable                             -           15
                                                          ---------   --------
    Net cash used in investing activities                      (717)      (127)
                                                          ---------   --------

Cash flows from financing activities:
 Principal payments on capital lease obligations               (347)        75
 Net proceeds from issuances of Common Stock                    198       (138)
                                                          ---------   --------
    Net cash used in financing activities                      (149)       (63)
                                                          ---------   --------

Net decrease in cash and cash equivalents                    (2,207)    (3,327)
Cash and cash equivalents, beginning of period                8,946     17,128
                                                          ---------   --------
Cash and cash equivalents, end of period                  $   6,739   $ 13,801
                                                          =========   ========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                   $      67   $     69
                                                          =========   ========

Supplemental disclosure of non-cash financing activities:

-The Company entered into capital lease obligations to acquire new equipment totaling $810 and $412 in the three months ended March 31, 2000 and 1999, respectively.

                The accompanying notes to condensed consolidated financial statements are an integral part of these financial statement

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiary (the "Company") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 30, 2000 (the "Form 10-K").

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

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

             Ultimate Software's Web-based solutions include UltiPro Employee Self-Service and UltiPro Manager Self-Service (collectively, "UltiPro Web"), and UltiPro.com. The Company's software solutions are marketed primarily to middle-market organizations with 500 to 15,000 employees. UltiPro HRMS/Payroll, Ultimate Software's core product, automates HRMS/payroll functions for businesses and enables them to manage the employee life cycle strategically and cost effectively, from inception of employment through retirement. UltiPro Web leverages the Internet to "face" every person in an organization. Ultimate Software believes that UltiPro HRMS/Payroll's distributed, object-oriented architecture and integrated Web-based solutions provide significant advantages over other HRMS/payroll software products, including (i) greater scalability and transaction throughput; (ii) reduced total cost of ownership; and (iii) ease of implementation, customization and use. UltiPro HRMS/Payroll and UltiPro Web (collectively "UltiPro") are designed to support new technologies as they emerge, including the Internet and corporate intranets, and to be readily integrated with other applications. As part of its comprehensive HRMS/payroll solutions, Ultimate Software provides high quality implementation, training and ongoing support services to its customers.

             As part of the Company's strategy to provide its customers an easy pathway to e-business, in June 1999, Ultimate Software introduced UltiPro.com, a new Web portal and one-stop shopping supersite for HR/payroll professionals, managers and the employees they support. The first phase of UltiPro.com offers a variety of third party and private-labeled products and services that complement Ultimate Software's Web-based products, which are accessed through the portal. UltiPro Web products are fully integrated with UltiPro HRMS/Payroll and are not stand-alone products. UltiPro Web addresses the growing demand for Web-based solutions that empower managers and general employee populations. UltiPro Web Employee Self-Service provides employees online access to employee handbooks, company news and policies, employee directories, benefit plans and pay check history and extranet connections to other relevant sites, such as the site of their 401(k) administrator. UltiPro Web Manager Self-Service provides managers online access to information on their employee staffs, including features for performance management, recruitment and staffing, training management and reporting.

             The Company also provides application hosting services for its UltiPro Web and HRMS/Payroll products pursuant to an agreement entered into during June 1999 with International Business Machines Global Services, Inc. ("IBM") which enables Ultimate Software's clients to build a foundation for e-business (the "IBM Agreement").

             Under the terms of the IBM Agreement, IBM provides the installation and ongoing database and server management of the UltiPro product suite, which includes UltiPro Web, at an IBM Data Hosting Center. This application hosting model (which the Company has branded as Intersourcing) (the "IBM Hosting Model") provides organizations real-time access to their employee data, Web-access for managers and employees, business intelligence tools for executive decision-making, and comprehensive HRMS/payroll functionality without a requirement for significant support from in-house information technology resources. Under the terms of the IBM Agreement, the dedicated server resides at the IBM Data Hosting Center where IBM monitors, manages and supports it. Ultimate Software believes Intersourcing offers organizations of all sizes significant business value.

             Ultimate Software also offers "Powered by UltiPro," a pre-packaged HRMS/payroll solution specifically designed to be marketed and private-labeled by companies that offer complementary products and services. "Powered by UltiPro" offers aggregators such as application service providers (ASPs), enterprise resource planning (ERP) vendors, insurance companies, technology companies that focus on business offerings, and vertical market technology vendors and service providers (collectively, "Strategic Partners") the opportunity to expand the scope of their offerings. The "Powered by UltiPro" solution enables aggregators to extend their customer base beyond the traditional business-to-business community into the business-to-employee market through solutions that face everyone in the organization.

             Ultimate Software reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners. Ultimate Software's customers operate in a wide variety of industries, including healthcare, professional employee organizations ("PEO's"), sports and entertainment, manufacturing, food services, retail, technology, finance, insurance, legal services, real estate, transportation, communications, and services.

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

         Prior to 1995, the Company sold its products solely through a network of third-party resellers (the "Resellers"). In exchange for certain fees, the Resellers were granted exclusive rights to sell the Company's products in certain geographic areas. In mid-1995, in order to gain greater control over its distribution channels, the Company shifted its distribution strategy from its network of Resellers to a direct sales force, acquiring the businesses of three Resellers in 1995 and that of nine Resellers in April 1996. These acquisitions were accounted for under the purchase method of accounting with approximately $8.8 million of goodwill recorded as a result. In February and March 1998, the Company acquired the businesses of the remaining five Resellers and these acquisitions were recorded under the poolings-of-interest method of accounting.

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

                                         For the Three Months
                                           Ended March 31,
                                         --------------------
                                          2000        1999
                                         -----        -----
Revenues, net:
      License                             43.7%        28.1%
      Services                            56.3         71.9
                                         -----        -----
         Total revenues, net             100.0        100.0
                                         -----        -----
Cost of revenues:
      License                              2.3          1.3
      Services                            37.4         47.5
                                         -----        -----
         Total cost of revenues           39.7         48.8
                                         -----        -----
Operating expenses:
      Sales and marketing                 31.8         34.6
      Research and development            24.4         19.5
      General and administrative           8.7         10.6
                                         -----        -----
         Total operating expenses         64.9         64.7
                                         -----        -----
         Operating loss                   (4.6)       (13.5)
Interest expense                          (0.7)        (0.3)
Interest and other income                  0.6          1.7
                                         -----        -----
      Net loss                            (4.7)%      (12.1)%
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

         Service revenues are recognized as services are performed and delivered. Included in service revenues are maintenance fees for maintaining, supporting and providing periodic updates, which are recognized ratably over the service period, generally one year. Upon delivery of the software, amounts included in the contract relating to unperformed service revenues are recorded as deferred revenue. All of the Company's customers that purchased software during 2000 and 1999 also purchased maintenance and support contracts. Maintenance and support contracts are generally priced as a percentage of the initial license fee for the underlying products.

         Total revenues, consisting of license and service revenues, increased 38.0% to $14.8 million for the three months ended March 31, 2000 from $10.7 million for the three months ended March 31, 1999.

         License revenues increased 114.8% to $6.5 million for the three months ended March 31, 2000 from $3.0 million for the three months ended March 31, 1999. The increase in license revenues was primarily due to increased sales of the Company's core product, UltiPro HRMS/Payroll, as well as revenues generated by the Company's newer sales channel, strategic business development (the "SBD Channel") and, to a lesser degree, revenues generated from sales of UltiPro Web. The SBD Channel typically involves business relationships with Strategic Partners which generally include an up-front license fee and ongoing license fees which are tied to the Strategic Partners' sales growth.

         Service revenues increased 8.0% to $8.3 million for the three months ended March 31, 2000 from $7.7 million for the three months ended March 31, 1999. The increase in service revenues was primarily attributable to increases in maintenance and training revenues generated from a larger installed customer base, partially offset by a decrease in implementation revenues resulting from the Company's planned reduction of implementation consulting services subcontracted to third party providers. Fees for services performed by such third party providers on behalf of Ultimate Software, and typically under the supervision of Ultimate Software's service consultants, are recognized as service revenues in the period performed.

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

         Cost of license revenues increased to $0.3 million for the three months ended March 31, 2000 from $0.1 million for the three months ended March 31, 1999 principally as a result of increased license revenues. Cost of license revenues, as a percentage of license revenues, was 5.3% for the three months ended March 31, 2000 as compared to 4.7% for the three months ended March 31, 1999 primarily due to the amortization of capitalized software for UltiPro Web.

         Cost of service revenues increased by 8.7% to $5.5 million for the three months ended March 31, 2000 from $5.1 million for the three months ended March 31, 1999 primarily due to increased labor costs to support the implementation and maintenance of UltiPro HRMS/Payroll, partially offset by lower third-party implementation consulting fees. Cost of service revenues, as a percentage of service revenues, for the three months ended March 31, 2000 was consistent with the same period last year.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased by 26.8% to $4.7 million for the three months ended March 31, 2000 from $3.7 million for the three months ended March 31, 1999. The increase in sales and marketing expenses was primarily attributable to increased sales commissions and other variable costs relating to increased license revenues. Additionally, advertising and marketing expenses increased as a result of the Company's focus on branding, particularly the branding of the IBM Hosting Model and Internet-based and direct mail lead generation. Sales and marketing expenses, as a percentage of total revenues, decreased to 31.8% from 34.6% for the three months ended

March 31, 2000 and 1999, respectively, primarily due to the absorption of the expenses in an increased total revenue base.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased by 73.1% to $3.6 million for the three months ended March 31, 2000 from $2.1 million for the three months ended March 31, 1999. The increase in research and development expenses was primarily attributable to the increase in the number of software programmers, engineers and other development-related positions for the development and enhancement of UltiPro HRMS/Payroll, the continued development of UltiPro Web products, the expansion of application hosting capabilities and for the development of new HRMS/payroll-related enhancement modules. Research and development expenses, as a percentage of total revenues, increased to 24.4% from 19.5% for the three months ended March 31, 2000 and 1999, respectively. The increase in research and development expenses, as a percentage of total revenues, was primarily due to increased personnel costs, partially offset by the absorption of the expenses in an increased total revenue base.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 13.4% to $1.3 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. The increase in general and administrative expenses was primarily due to increased personnel costs to support the Company's growth and an increase in the provision for doubtful accounts. General and administrative expenses, as a percentage of total revenues, decreased to 8.7% from 10.6% for the three months ended March 31, 2000 and 1999, respectively, primarily due to the absorption of the expenses in an increased total revenue base.

INTEREST EXPENSE

         Interest expense for the three months ended March 31, 2000 increased slightly to $105,000 from $39,000 for the same period last year due to the increase in capital lease obligations.

INTEREST AND OTHER INCOME

         Interest and other income decreased to $0.1 million for the three months ended March 31, 2000 from $0.2 million for the same period last year primarily due to lower interest earned on the remaining net proceeds from the IPO.

PROVISION FOR INCOME TAXES (BENEFIT)

         No provision or benefit for federal, state or foreign income taxes was made for the three months ended March 31, 2000 or 1999 due to the operating losses incurred in the respective periods. Net operating loss carryforwards available at December 31, 1999, which expire at various times through the year 2018 and are available to offset future taxable income, were $25.3 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

LIQUIDITY AND CAPITAL EXPENDITURES

         The Company has historically funded operations primarily through the sale of private equity securities and, to a lesser extent, equipment financing and borrowing arrangements. In June 1998, the Company completed an initial public offering of its Common Stock which resulted in net proceeds to the Company totaling approximately $28.4 million.

         As of March 31, 2000, the Company had $6.7 million in cash and cash equivalents, reflecting a net decrease of $2.2 million since December 31, 1999. Working capital as of March 31, 2000 was $16.2 million as compared to $17.6 million as of December 31, 1999. The decline in working capital includes a decrease in cash and cash equivalents principally to fund operations, partially offset by an increase in accounts receivable.

         Net cash used in operating activities was $1.3 million for the three months ended March 31, 2000 as compared to $3.1 million for the three months ended March 31, 1999. The decrease in cash used in operating activities was primarily attributable to improved operating results, partially offset by an increase in accounts receivable principally associated with the Company's total revenue growth.

         Net cash used in investing activities was $0.7 million for the three months ended March 31, 2000 as compared to $0.1 million for the three months ended March 31, 1999. The increase in net cash used in investing activities was primarily attributable to additional equipment purchases and certain computer software purchases used in the Company's operations during the three months ended March 31, 2000.

         Net cash used in financing activities for the three months ended March 31, 2000 was $149,000, as compared with $63,000 for the three months ended March 31, 1999. The increase in principal payments on capital lease obligations for the three months ended March 31, 2000 relative to that of the same period last year was offset by additional proceeds from the issuances of Common Stock pursuant to exercises of stock options held by certain current and former employees of the Company.

         The Company has a working capital revolving line of credit (the "Credit Facility") with a bank, which is secured by the Company's accounts receivable and bears interest at a rate equal to LIBOR plus 4.875% per annum. The amount available under the Credit Facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.0 million. The Credit Facility will expire on December 31, 2000. At March 31, 2000 and as of the date of this Form 10-Q, there was no amount outstanding under the Credit Facility.

         The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Credit Facility. The balance of the Credit Facility was paid with cash generated from operations in June 1998. The balance of the remaining net proceeds from the IPO in the amount of $4.3 million as of March 31, 2000 is available for future working capital and other general corporate purposes. The Company may also use a portion of the remaining net proceeds to fund acquisitions of complementary businesses, products or technologies. Although the Company may periodically review potential acquisition opportunities, there are no current agreements with respect to any such transactions.

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

QUARTERLY FLUCTUATIONS

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for the Company's products could significantly affect both revenues and profits in any quarter. Profitability achieved in previous fiscal quarters is not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that the Company will be able to establish or, if established, maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

RECENT ACCOUNTING PRONOUNCEMENTS

             On December 3, 1999, the staff of the Securities and Exchange Commission (the "SEC") published Staff Accounting Bulletin 101, "Topic 13:
Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 becomes effective for the Company during the three months ended June 30, 2000. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 is not expected to have a material impact on the financial statements of the Company.

             In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs", ("EITF Issue No. 00-2") which applies to all Web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific Web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,"("SOP 98-1"). Accordingly, certain Web site development costs that are currently expensed as incurred may be capitalized and amortized. The adoption of EITF Issue No. 00-2 is not expected to have a material impact on the financial statements of the Company.

             SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the effective date of FASB No. 133" ("SFAS 137") were issued in June 1998 and June 1999 respectively. They are effective for the Company's fiscal year ending December 31, 2001. These pronouncements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 and SFAS 137 will not have a material impact on its financial statements as it has not entered into derivative contracts or hedging activities and has no current plans to do so in the foreseeable future.

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

         INTEREST RATES. Cash equivalents consist of money market accounts with original maturities less than three months. Interest on the Credit Facility is based on LIBOR plus 4.875% per annum. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility. As of March 31, 2000 and the date of this Form 10-Q, there was no amount outstanding under the Credit Facility; therefore, changes in interest rates are not applicable for either interest expense or fair market value of the debt instrument.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         From the effective date of the Company's Registration Statement on Form S-1 (No. 333-47881) filed with the Securities and Exchange Commission (the "SEC") on March 13, 1998, as amended (the "Form S-1"), through March 31, 2000, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock in the IPO (in thousands):

Underwriting discounts and commissions                              $2,275
Other expenses (legal and accounting fees,
       printing and engraving expenses, filing
       and listing fees and miscellaneous)                           1,841
                                                                -----------
            Total                                                   $4,116
                                                                ===========

         The net offering proceeds from the IPO to the Company, after deducting the foregoing expenses, were $28.4 million. In connection with the offering and sale of the Common Stock registered, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company. From the closing of the IPO on June 5, 1998 until March 31, 2000, except as otherwise noted, the net offering proceeds were used as follows (in thousands):

Invested in money market and other short-term
       marketable securities at March 31, 2000                       $4,781
Repayment of certain indebtedness                                     3,600
Capital expenditures for leasehold improvements
       to the Company's headquarters                                  1,500
Accrued bonuses to officers who are not
       executive officers                                               436
Other working capital needs                                          18,067
                                                               -------------
            Total                                                   $28,384
                                                               =============

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

                           No report on Form 8-K was filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ULTIMATE SOFTWARE GROUP, INC.

Date:    May 15, 2000          By:      /S/ MITCHELL K. DAUERMAN
                                        ------------------------
                                        Executive Vice President,
                                        Chief Financial Officer
                                        and Treasurer
                                        (Authorized Signatory and Principal
                                        Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION
--------------     -----------

  27.1             Financial Data Schedule