Form 10-Q
period 2000-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2000-08-09
CIK 1016125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 1, 2000, there were 16,085,313 shares of the Registrant's Common Stock, par value $.01, outstanding.

                        THE ULTIMATE SOFTWARE GROUP, INC.

                                TABLE OF CONTENTS

                                                                                                  Page(s)

Part I--Financial Information:

Item 1--Financial Statements (unaudited)
       Condensed Consolidated Balance Sheets as of June 30, 2000 and
          December 31, 1999                                                                           3
       Condensed Consolidated Statements of Operations for the Three Months
          and Six Months Ended June 30, 2000 and 1999                                                 4
       Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2000 and 1999                                                     5
       Notes to Condensed Consolidated Financial Statements                                           6

Item 2--Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                 7-16

Item 3--Quantitative and Qualitative Disclosures About Market Risk                                    16

Part II--Other Information:

Item 1--Legal Proceedings                                                                             15
Item 2--Changes in Securities and Use of Proceeds                                                     16
Item 3--Defaults upon Senior Securities                                                               16
Item 4--Submission of Matters to a Vote of Security Holders                                         16-17
Item 5--Other Information                                                                             17
Item 6--Exhibits and Reports on Form 8-K                                                              17

Signatures                                                                                            18

                            PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                               As of        As of
                                                                              June 30,   December 31,
                                       ASSETS                                  2000         1999
                                                                           ------------  ------------
Current assets:                                                             (Unaudited)
     Cash and cash equivalents                                               $  8,038     $  8,946
     Accounts receivable, net                                                  23,631       20,670
     Prepaid expenses and other current assets                                  2,064        2,772
                                                                             --------     --------
         Total current assets                                                  33,733       32,388

Property and equipment, net                                                     6,253        5,007
Other assets, net                                                                 927        1,035
                                                                             --------     --------
         Total assets                                                        $ 40,913     $ 38,430
                                                                             ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $  3,192     $  2,026
     Accrued expenses                                                           3,496        3,625
     Deferred revenue                                                           8,200        8,009
     Current portion of capital lease obligations                               1,651        1,104
     Income taxes payable                                                          --           22
                                                                             --------     --------
         Total current liabilities                                             16,539       14,786

Capital lease obligations, net of current portion                               1,114        1,120
Deferred revenue                                                                  553          564
                                                                             --------     --------
         Total liabilities                                                     18,206       16,470
                                                                             --------     --------

Commitments and contingencies                                                      --           --
Stockholders' equity:
     Preferred Stock, $.01 par value, 2,000,000
         shares authorized in 2000 and 1999, respectively;
         no shares issued or outstanding in 2000 and 1999                          --           --
     Series A Junior Participating Preferred Stock, $.01 par value,
         500,000 shares authorized, no shares issued and
         outstanding in 2000 and 1999                                              --           --
     Common Stock, $.01 par value, 50,000,000 shares
         authorized, 16,084,313 and 15,893,705 shares issued and
         outstanding in 2000 and 1999, respectively                               161          160
     Additional paid-in capital                                                65,520       65,162
     Accumulated deficit                                                      (42,974)     (43,362)
                                                                             --------     --------
         Total stockholders' equity                                            22,707       21,960
                                                                             --------     --------
         Total liabilities and stockholders' equity                          $ 40,913     $ 38,430
                                                                             ========     ========



  The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                For the Three Months         For the Six Months
                                                   Ended June 30,              Ended June 30,
                                              ----------------------      ----------------------
                                                2000          1999          2000          1999
                                              --------      --------      --------      --------
Revenues:
     License                                  $  9,549      $  6,011      $ 16,035      $  9,030
     Services                                    8,267         8,339        16,609        16,065
                                              --------      --------      --------      --------
         Total revenues                         17,816        14,350        32,644        25,095
                                              --------      --------      --------      --------
Cost of revenues:
     License                                       415           185           761           328
     Services                                    5,343         5,300        10,890        10,402
                                              --------      --------      --------      --------
         Total cost of revenues                  5,758         5,485        11,651        10,730
                                              --------      --------      --------      --------
Operating expenses:
     Sales and marketing                         5,532         4,240        10,243         7,955
     Research and development                    3,796         2,405         7,420         4,499
     General and administrative                  1,627         1,241         2,919         2,379
                                              --------      --------      --------      --------
         Total operating expenses               10,955         7,886        20,582        14,833
                                              --------      --------      --------      --------
         Operating income (loss)                 1,103           979           411          (468)
Interest expense                                   (75)          (42)         (180)          (81)
Interest and other income                           74           140           157           322
                                              --------      --------      --------      --------
     Net income (loss)                        $  1,102      $  1,077      $    388      $   (227)
                                              ========      ========      ========      ========

Net income (loss) per share -- basic
     and diluted                              $   0.07      $   0.07      $   0.02      $  (0.01)
                                              ========      ========      ========      ========

Weighted average shares outstanding:
     Basic                                      16,078        15,894        16,066        15,889
                                              ========      ========      ========      ========
     Diluted                                    16,491        15,910        16,623        15,889
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

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                              ----------------------
                                                                                2000          1999
                                                                              --------      --------
Cash flows from operating activities:
    Net income (loss)                                                         $    388      $   (227)
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                                              1,481           902
      Provision for doubtful accounts                                            1,049           534
      Non-cash issuance of stock options for board fees and services               116            46
      Changes in operating assets and liabilities:
         Accounts receivable                                                    (4,878)       (2,674)
         Prepaid expenses and other current assets                                 430           609
         Other assets                                                              (16)         (373)
         Accounts payable                                                        1,196          (973)
         Accrued expenses                                                         (151)         (588)
         Deferred revenue                                                        1,019        (1,684)
                                                                              --------      --------
           Net cash provided by (used in) operating activities                     634        (4,428)
                                                                              --------      --------

Cash flows from investing activities:
    Purchases of property and equipment                                         (1,057)       (1,483)
    Net proceeds from notes receivable                                              47           127
                                                                              --------      --------
           Net cash used in investing activities                                (1,010)       (1,356)
                                                                              --------      --------

Cash flows from financing activities:
    Principal payments on capital lease obligations                               (774)         (464)
    Net proceeds from issuances of Common Stock                                    242            75
                                                                              --------      --------
           Net cash used in financing activities                                  (532)         (389)
                                                                              --------      --------

Net decrease in cash and cash equivalents                                         (908)       (6,173)
Cash and cash equivalents, beginning of period                                   8,946        17,128
                                                                              --------      --------
Cash and cash equivalents, end of period                                      $  8,038      $ 10,955
                                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                    $    136      $    101
                                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

- The Company entered into capital lease obligations to acquire new equipment totaling $1,315 and $797 in the six months ended June 30, 2000 and 1999, respectively.



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

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

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

             Ultimate Software's Web-based solutions include UltiPro Employee Self-Service and UltiPro Manager Self-Service (collectively, "UltiPro Web"), and UltiPro.com. The Company's software solutions are marketed primarily to middle-market organizations with 500 to 15,000 employees. UltiPro HRMS/Payroll, Ultimate Software's core product, automates HRMS/payroll functions for businesses and enables them to manage the employee life cycle strategically and cost effectively, from inception of employment through retirement. UltiPro Web leverages the Internet to "face" every person in an organization. Ultimate Software believes that UltiPro HRMS/Payroll's distributed, object-oriented architecture and integrated Web-based solutions provide significant advantages over other HRMS/payroll software solutions, including (i) more comprehensive payroll, benefits and employee management functionality, (ii) better customer services, (iii) lower initial investment, (iv) easier, more cost-effective implementation (v) reduced ongoing costs, and (vi) advanced technology architecture. UltiPro HRMS/Payroll and UltiPro Web (collectively "UltiPro") are designed to support new technologies as they emerge, including the Internet and corporate intranets, and to be readily integrated with other applications. As part of its comprehensive HRMS/payroll solutions, Ultimate Software provides high quality implementation, training and ongoing support services to its customers.

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

             Under the terms of the IBM Agreement, IBM provides the installation and ongoing maintenance and backup services at an IBM Data Hosting Center. The Company has branded the IBM hosted model as "Intersourcing" for marketing purposes to underscore the idea that part of the business value of this model is the convenience of outsourcing, coupled with in-house control over the client's own data. Intersourcing provides organizations real-time access to their employee information and reporting, Web-access for managers and employees, business intelligence tools for executive decision-making, and comprehensive HRMS/payroll functionality without a requirement for significant support from in-house information technology resources. IBM and Ultimate Software work together with Intersourcing customers to procure leasing agreements that provide a reduced requirement for upfront cash and convenient monthly payments.

             Ultimate Software also offers "Powered by UltiPro," a pre-packaged HRMS/payroll solution specifically designed to be marketed and co-branded by companies that offer complementary products and services. "Powered by UltiPro" offers aggregators such as application service providers (ASPs), enterprise resource planning (ERP) vendors, insurance companies, technology companies that focus on business offerings, and vertical market vendors and service providers (collectively, "Strategic Partners") the opportunity to expand the scope of their offerings. The "Powered by UltiPro" solution enables aggregators to extend their customer base beyond the traditional business-to-business community into the business-to-employee market through solutions that face everyone in the organization.

             Ultimate Software reaches its customer base and target market through its direct sales force and a network of strategic partners. Ultimate Software's customers operate in a wide variety of industries, including healthcare, professional employee organizations ("PEO's"), sports and entertainment, manufacturing, food services, retail, technology, finance, insurance, legal services, real estate, transportation, communications, and services.

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

Results of Operations

             The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                               For the Three Months         For the Six Months
                                                  Ended June 30,              Ended June 30,
                                              -----------------------     -----------------------
                                               2000           1999          2000          1999
                                              --------      ---------     ---------     ---------
Revenues:
      License                                   53.6  %       41.9   %       49.1  %       36.0  %
      Services                                  46.4          58.1           50.9          64.0
                                              --------      ---------     ---------     ---------
         Total revenues                        100.0         100.0          100.0         100.0
                                              --------      ---------     ---------     ---------
Cost of revenues:
      License                                    2.3           1.3            2.3           1.3
      Services                                  30.0          36.9           33.4          41.5
                                              --------      ---------     ---------     ---------
         Total cost of revenues                 32.3          38.2           35.7          42.8
                                              --------      ---------     ---------     ---------
Operating expenses:
      Sales and marketing                       31.1          29.5           31.4          31.7
      Research and development                  21.3          16.8           22.7          17.9
      General and administrative                 9.1           8.7            8.9           9.5
                                              --------      ---------     ---------     ---------
         Total operating expenses               61.5          55.0           63.0          59.1
                                              --------      ---------     ---------     ---------
         Operating income (loss)                 6.2           6.8            1.3          (1.9)
Interest expense                                (0.4)         (0.3)          (0.6)         (0.3)
Interest and other income                        0.4           1.0            0.5           1.3
                                              --------      ---------     ---------     ---------
      Net income (loss)                          6.2  %        7.5   %        1.2  %       (0.9) %
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

             Service revenues are recognized as services are performed and delivered. Included in service revenues are maintenance fees for maintaining, supporting and providing periodic updates, which are recognized ratably over the service period, generally one year. Upon delivery of the software, amounts included in the contract relating to unperformed service revenues are recorded as deferred revenue. All of the Company's customers that purchased software during 2000 and

1999 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

             Total revenues, consisting of license and service revenues, increased 24.2% to $17.8 million for the three months ended June 30, 2000 from $14.4 million for the three months ended June 30, 1999. Total revenues increased 30.1% to $32.6 million for the six months ended June 30, 2000 from $25.1 million for the six months ended June 30, 1999.

             License revenues increased 58.9% to $9.5 million for the three months ended June 30, 2000 from $6.0 million for the three months ended June 30, 1999. License revenues increased 77.6% to $16.0 million for the six months ended June 30, 2000 from $9.0 million for the six months ended June 30, 1999. The increase in license revenues was primarily due to increased sales of the Company's core product, UltiPro HRMS/Payroll, as well as revenues generated by the Company's newer sales channel, strategic business development (the "SBD Channel") and, to a lesser degree, revenues generated from sales of UltiPro Web. The SBD Channel typically involves business relationships with Strategic Partners which generally include an up-front license fee and ongoing license fees which are usually a percentage or some other component of the Strategic Partner's sales of the Company's products.

             Service revenues totaling $8.3 million for the three months ended June 30, 2000 were consistent with service revenues for the three months ended June 30, 1999. Service revenues increased by 3.4% to $16.6 million for the six months ended June 30, 2000 from $16.1 million for the six months ended June 30, 1999. Service revenues for the three and six months ended June 30, 2000 were relatively consistent with the comparable periods of the prior year primarily as a result of increases in maintenance and training revenues generated from a larger installed customer base and revenues generated from the IBM hosted model, offset by a decrease in implementation revenues resulting primarily from the Company's planned reduction of implementation consulting services subcontracted to third party providers. Fees for services performed by such third party providers on behalf of Ultimate Software, and typically under the supervision of Ultimate Software's service consultants, are recognized as service revenues in the period performed.

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

             Cost of license revenues increased 124.3% to $0.4 million for the three months ended June 30, 2000 from $0.2 million for the three months ended June 30, 1999. Cost of license revenues increased 132.0% to $0.8 million for the six months ended June 30, 2000 from $0.3 million for the six months ended June 30, 1999. As a percentage of license revenues, cost of license revenues increased to 4.3% for the three months ended June 30, 2000 from 3.1% for the three months ended June 30, 1999 and to 4.7% for the six months ended June 30, 2000 from 3.6% for the six months ended June 30, 1999. The increase in cost of revenues was primarily attributable to the amortization of capitalized software for UltiPro Web.

             Cost of service revenues totaling $5.3 million for the three months ended June 30, 2000 were consistent with cost of service revenues for the three months ended June 30, 1999. Cost of service revenues increased by 4.7% to $10.9 million for the six months ended June 30, 2000 from

$10.4 million for the six months ended June 30, 1999. Cost of service revenues, as a percentage of service revenues, increased to 64.6% for the three months ended June 30, 2000 from 63.6% for the three months ended June 30, 1999 and to 65.6% for the six months ended June 30, 2000 from 64.7% for the six months ended June 30, 1999. The increase in cost of services for the three and six months ended June 30, 2000 was primarily due to increased labor costs to support the implementation and maintenance of UltiPro HRMS/Payroll and costs associated with revenues generated from the IBM hosted model, partially offset by lower third-party implementation consulting fees.

Sales and Marketing

             Sales and marketing expenses consist primarily of salaries, benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices and marketing costs. Sales and marketing expenses increased 30.5% to $5.5 million for the three months ended June 30, 2000 from $4.2 million for the three months ended June 30, 1999. Sales and marketing expenses increased 28.8% to $10.2 million for the six months ended June 30, 2000 from $8.0 million for the six months ended June 30, 1999. Sales and marketing expenses, as a percentage of total revenues, increased to 31.1% for the three months ended June 30, 2000 from 29.5% for the three months ended June 30, 1999. Sales and Marketing expenses, as a percentage of total revenues, decreased to 31.4% for the six months ended June 30, 2000 from 31.4% for the six months ended June 30, 1999. The increase in sales and marketing expenses was primarily attributable to higher sales commissions and other variable costs relating to increased license fees. Other factors contributing to the increase were higher advertising and marketing expenses focusing on branding, particularly the branding of the Company's IBM hosted model, Intersourcing.

Research and Development

             Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 57.8% to $3.8 million for the three months ended June 30, 2000 from $2.4 million for the three months ended June 30, 1999. Research and development expenses increased 64.9% to $7.4 million for the six months ended June 30, 2000 from $4.5 million for the six months ended June 30, 1999. The increase in research and development expenses was primarily attributable to the increase in the number of software programmers, engineers and other development-related positions for the development and enhancement of UltiPro HRMS/Payroll, the continued development of UltiPro Web products, the expansion of application hosting capabilities and for the development of new HRMS/payroll-related enhancement modules. Research and development expenses, as a percentage of total revenues, increased to 21.3% for the three months ended June 30, 2000 from 16.8% for the three months ended June 30, 1999 and to 22.7% for the six months ended June 30, 2000 from 17.9% for the six months ended June 30, 1999. The increase in research and development expenses, as a percentage of total revenues, was primarily due to increased personnel costs partially offset by the absorption of the expenses in an increased total revenue base.

General and Administrative

             General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 31.1% to $1.6 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. General and administrative expenses increased 22.7% to $2.9 million for the six months ended June 30, 2000 from $2.4 million for the six months ended June 30, 1999. General and administrative expenses, as a percentage of total revenues, increased to 9.1% for the three months ended June 30, 2000 from 8.7% for the three months ended June 30, 1999. General and administrative expenses, as a percentage of total revenues, decreased to 8.9% for the six months ended June 30, 2000 from 9.5% for the six months ended June 30, 1999. The increase in general and administrative expenses for the three and six months ended June 30, 2000 and as a percentage of total revenues for the three months ended June 30, 2000 was principally attributable to an increase in the provision for doubtful accounts. The decrease in general and administrative expenses, as a percentage of total revenues, for the six months ended June 30, 2000, was primarily due to the absorption of the additional expenses, including certain labor costs associated with the growth of the Company and the provision for doubtful accounts, in an increased total revenue base.

Interest Expense

             Interest expense increased 78.5% to $75 thousand for the three months ended June 30, 2000 from $42 thousand for the three months ended June 30, 1999. Interest expense increased 122.2% to $180 thousand for the six months ended June 30, 2000 from $81 thousand for the six months ended June 30, 1999 due to the increase in capital lease obligations.

Interest and Other Income

             Interest and other income decreased 47.1% to $74 thousand for the three months ended June 30, 2000 from $140 thousand for the three months ended June 30, 1999. Interest and other income decreased 51.2% to $157 thousand for the six months ended June 30, 2000 from $322 thousand for the six months ended June 30, 1999 primarily due to lower interest earned on the remaining net proceeds from the IPO.

Provision for Income Taxes (Benefit)

             No provision or benefit for federal, state or foreign income taxes was made for the six months ended June 30, 2000 or 1999 due to the operating loss carryforwards from prior periods. Net operating loss carryforwards available at December 31, 1999, which expire at various times through the year 2018 and are available to offset future taxable income, were $25.3 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

Liquidity and Capital Expenditures

             The Company has historically funded operations primarily through the sale of private equity securities and, to a lesser extent, equipment financing and borrowing arrangements. In June 1998, the Company completed an initial public offering of its Common Stock which resulted in net proceeds to the Company totaling approximately $28.4 million.

             As of June 30, 2000, the Company had $8.0 million in cash and cash equivalents, reflecting a net decrease of $0.9 million since December 31, 1999. Working capital as of June 30, 2000 was $17.2 million as compared to $17.6 million as of December 31, 1999. The decline in working capital for the six months ended June 30, 2000 totaling $0.4 million resulted from an increase in accounts payable and additional capital lease obligations and a decrease in cash and cash equivalents principally to fund operations during the three months ended March 31, 2000, partially offset by an increase in accounts receivable.

             Net cash provided by operating activities was $0.6 million for the six months ended June 30, 2000 as compared to net cash used in operating activities of $4.4 million for the six months ended June 30, 1999. The increase in cash provided by operating activities was primarily attributable to improved operating results and an increase in accounts payable, partially offset by an increase in accounts receivable principally associated with the Company's total revenue growth.

              Net cash used in investing activities was $1.0 million for the six months ended June 30, 2000 as compared to $1.4 million for the six months ended June 30, 1999. The decrease in net cash used in investing activities was primarily attributable to lower capital expenditures on equipment and certain computer software purchases used in the Company's operations during the six months ended June 30, 2000 as the Company increased the financing of equipment purchases.

             Net cash used in financing activities for the six months ended June 30, 2000 was $0.5 million, as compared to $0.4 million for the six months ended June 30, 1999. The increase in principal payments on capital lease obligations for the six months ended June 30, 2000 relative to that of the same period last year was partially offset by additional proceeds from the issuances of Common Stock pursuant to exercises of stock options held by certain current and former employees of the Company.

             The Company has a working capital revolving line of credit (the "Credit Facility") with a bank, which is secured by the Company's accounts receivable and bears interest at a rate equal to LIBOR plus 4.875% per annum. The amount available under the Credit Facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.0 million. The Credit Facility will expire on December 31, 2000. At June 30, 2000 and as of the date of this Form 10-Q, there was no amount outstanding under the Credit Facility.

             The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Credit Facility. The balance of the Credit Facility was paid with cash generated from operations in June 1998. The balance of the remaining net proceeds from the IPO, in the amount of $2.3 million, as of June 30, 2000 is available for future working capital needs and other general corporate purposes

             The Company believes that cash and cash equivalents, remaining net proceeds from the IPO, cash generated from operations, and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months.

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

Recent Accounting Pronouncements

             On December 3, 1999, the staff of the Securities and Exchange Commission (the "SEC") published Staff Accounting Bulletin 101, "Topic 13:
Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101, as amended, becomes effective for the Company during the three months ended December 31, 2000. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 is not expected to have a material impact on the financial statements of the Company.

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

             SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities

-Deferral of the effective date of FASB No. 133" ("SFAS 137") were issued in June 1998 and June 1999, respectively. They are effective for the Company's fiscal year ending December 31, 2001. These pronouncements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 and SFAS 137 will not have a material impact on its financial statements as it has not entered into derivative contracts or hedging activities and has no current plans to do so in the foreseeable future.

Forward-Looking Statements

             The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed in the Company's Form 10-K and those disclosed in Exhibit 99.1 to this Form 10-Q.

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

             Interest rates. Cash equivalents consist of money market accounts with original maturities less than three months. Interest on the Credit Facility is based on LIBOR plus 4.875% per annum. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility. As of June 30, 2000 and the date of this Form 10-Q, there was no amount outstanding under the Credit Facility; therefore, changes in interest rates are not applicable for either interest expense or fair market value of the debt instrument.

                           PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

ITEM 2.  Changes in Securities and Use of Proceeds

             The net offering proceeds from the IPO to the Company, after deducting $4.1 million for expenses incurred in connection with the issuance and distribution of the Common Stock in the IPO, were $28.4 million. In connection with the offering and sale of the Common Stock registered, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company. From the closing of the IPO on June 5, 1998 until June 30, 2000, except as otherwise noted, the net offering proceeds were used as follows (in thousands):

    Invested in money market and other short-term
           marketable securities at June 30, 2000                        $2,330
    Repayment of certain indebtedness                                     3,600
    Capital expenditures for leasehold improvements
           to the Company's headquarters                                  1,500
    Accrued bonuses to officers who are not
           Executive officers                                               436
    Other working capital needs                                          20,518
                                                                   -------------
                Total                                                   $28,384
                                                                   =============


ITEM 3.  Defaults upon Senior Securities

                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

             The Company held its Annual Meeting of Stockholders on May 18, 2000. The principal business of the meeting was to elect two directors to serve for three-year terms or until their respective successors are duly elected and qualified. No other business came before the meeting.

             The names of the two nominees for director whose terms expired at the 2000 Annual Meeting of Stockholders of the Company and who were elected to serve as directors until the 2002 Annual Meeting of Stockholders are as follows:

                   Nominee                For                  Withheld Vote
        --------------------------   ---------------         -------------------

        Marc D. Scherr                 11,659,432                  14,259
        John R. Walter                 11,663,597                  10,094

             The names of each other director whose term of office as a director continues after the 2000 Annual Meeting of Stockholders and their respective term expirations are as follows:

        Term Expires in 2001:
              Scott Scherr
              Alan Goldstein, M.D.
              Ofer Nemirovsky

        Term Expires in 2002:
              LeRoy A. Vander Putten
              Robert A. Yanover

        Term Expires in 2003:
              James A. FitzPatrick, Jr. (1)

-------------------------

(1) James A. FitzPatrick, Jr. was elected as a director by the Company's board of directors on July 27, 2000. Mr. Fitzpatrick is a member of the law firm Dewey Ballantine LLP, which firm has in the past and is currently expected to provide legal representation and services to the Company.


ITEM 5.  Other Information

             None.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               27.1     Financial Data Schedule
               99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      (b)      Reports on Form 8-K

                        No report on Form 8-K was filed during the quarter ended June 30, 2000.

                                   Signatures

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                The Ultimate Software Group, Inc.

Date:    August 9, 2000         By:      /s/ Mitchell K. Dauerman
                                         ------------------------
                                         Executive Vice President, Chief Financial Officer
                                         and Treasurer (Authorized Signatory and Principal
                                         Financial and Accounting Officer)

                                 Exhibit Index

Exhibit No.                Exhibit Description

  27.1     Financial Data Schedule
  99.1     Cautionary Statement for Purposes of the "Safe Harbor"
           Provisions of the Private Securities Litigation Reform
           Act of 1995