Form 10-Q
period 2000-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2000-11-14
CIK 1016125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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
       State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                Identification No.)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 7, 2000, there were 16,079,590 shares of the Registrant's Common Stock, par value $.01, outstanding.

                        THE ULTIMATE SOFTWARE GROUP, INC.

                                TABLE OF CONTENTS

                                                                                        Page(s)
                                                                                        -------
Part I--Financial Information:

Item 1--Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 2000 and
                 December 31, 1999                                                          3

          Condensed Consolidated Statements of Operations for the Three  and
                 Nine Months Ended September 30, 2000 and 1999                              4

          Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2000 and 1999                              5

          Notes to Condensed Consolidated Financial Statements                              6

Item 2--Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                     7-16

Item 3--Quantitative and Qualitative Disclosures About Market Risk                         16

Part II--Other Information:

Item 1--Legal Proceedings                                                                  16

Item 2--Changes in Securities and Use of Proceeds                                          16

Item 3--Defaults upon Senior Securities                                                    16

Item 4--Submission of Matters to a Vote of Security Holders                                16

Item 5--Other Information                                                                  17

Item 6--Exhibits and Reports on Form 8-K                                                   17

Signatures                                                                                 18

                            PART 1--FINANCIAL INFORMATION

ITEM 1--Financial Statements

                  THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands, except share data)

                                                                        As of          As of
                                                                     September 30,  December 31,
                                       ASSETS                            2000           1999
                                                                       --------       --------
Current assets:                                                       (Unaudited)
     Cash and cash equivalents                                         $  6,168       $  8,946
     Accounts receivable, net                                            22,400         20,670
     Prepaid expenses and other current assets                            1,555          2,772
                                                                       --------       --------
         Total current assets                                            30,123         32,388

Property and equipment, net                                               6,373          5,007
Other assets, net                                                           815          1,035
                                                                       --------       --------
         Total assets                                                  $ 37,311       $ 38,430
                                                                       ========       ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $  2,243       $  2,026
     Accrued expenses                                                     4,670          3,625
     Deferred revenue                                                     8,931          8,009
     Current portion of capital lease obligations                         1,903          1,104
     Income taxes payable                                                    --             22
                                                                       --------       --------
         Total current liabilities                                       17,747         14,786

Capital lease obligations, net of current portion                         1,097          1,120
Deferred revenue                                                            349            564
                                                                       --------       --------
         Total liabilities                                               19,193         16,470
                                                                       --------       --------
Commitments and contingencies                                                --             --
Stockholders' equity:
     Preferred Stock, $.01 par value, 2,000,000
         shares authorized in 2000 and 1999, respectively;
         no shares issued or outstanding in 2000 and 1999                    --             --
     Series A Junior Participating Preferred Stock, $.01 par value,
         500,000 shares authorized, no shares issued and
         outstanding in 2000 and 1999                                        --             --
     Common Stock, $.01 par value, 50,000,000 shares
         authorized, 16,099,590 and 16,046,769 shares issued and
         outstanding in 2000 and 1999, respectively                         161            160
     Additional paid-in capital                                          65,664         65,162
     Accumulated deficit                                                (47,707)       (43,362)
                                                                       --------       --------
         Total stockholders' equity                                      18,118         21,960
                                                                       --------       --------
         Total liabilities and stockholders' equity                    $ 37,311       $ 38,430
                                                                       ========       ========

  The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                        For the Three Months       For the Nine Months
                                         Ended September 30,       Ended September 30,
                                        ---------------------     ---------------------
                                          2000         1999         2000         1999
                                        --------     --------     --------     --------
Revenues:
     License                            $  4,020     $  8,019     $ 20,055     $ 17,049
     Services                              8,977        7,864       25,588       23,929
                                        --------     --------     --------     --------
         Total revenues                   12,997       15,883       45,643       40,978
                                        --------     --------     --------     --------
Cost of revenues:
     License                                 286          223        1,047          551
     Services                              5,962        4,596       16,851       14,998
                                        --------     --------     --------     --------
         Total cost of revenues            6,248        4,819       17,898       15,549
                                        --------     --------     --------     --------
Operating expenses:
     Sales and marketing                   5,177        4,435       15,420       12,389
     Research and development              4,024        2,664       11,444        7,162
     General and administrative            2,305        1,451        5,224        3,832
                                        --------     --------     --------     --------
         Total operating expenses         11,506        8,550       32,088       23,383
                                        --------     --------     --------     --------
         Operating income (loss)          (4,757)       2,514       (4,343)       2,046
Interest expense                             (64)         (81)        (245)        (162)
Interest and other income                     88          101          243          423
                                        --------     --------     --------     --------
     Net income (loss)                  $ (4,733)    $  2,534     $ (4,345)    $  2,307
                                        ========     ========     ========     ========
Net income (loss) per share:
     Basic                              $  (0.29)    $   0.16     $  (0.27)    $   0.15
                                        ========     ========     ========     ========
     Diluted                            $  (0.29)    $   0.16     $  (0.27)    $   0.14
                                        ========     ========     ========     ========
Weighted average shares outstanding:
     Basic                                16,094       15,901       16,076       15,893
                                        ========     ========     ========     ========
     Diluted                              16,094       16,084       16,076       15,994
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

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         For the Nine Months
                                                                         Ended September 30,
                                                                        ---------------------
                                                                          2000         1999
                                                                        --------     --------
Cash flows from operating activities:
    Net income (loss)                                                   $ (4,345)    $  2,307
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation and amortization                                        2,376          994
      Provision for doubtful accounts                                      2,600          993
      Non-cash issuance of stock options for board fees and services         174           95
      Changes in operating assets and liabilities:
         Accounts receivable                                              (5,201)      (7,433)
         Prepaid expenses and other current assets                           877          (91)
         Other assets                                                         32         (776)
         Accounts payable                                                    248         (453)
         Accrued expenses                                                  1,086       (1,066)
         Deferred revenue                                                  1,547       (1,550)
                                                                        --------     --------
           Net cash used in operating activities                            (606)      (6,980)
                                                                        --------     --------
Cash flows from investing activities:
    Purchases of property and equipment                                   (1,260)      (2,160)
    Net proceeds from notes receivable                                        47          170
                                                                        --------     --------
           Net cash used in investing activities                          (1,213)      (1,990)
                                                                        --------     --------
Cash flows from financing activities:
    Principal payments on capital lease obligations                       (1,289)        (746)
    Net proceeds from issuances of Common Stock                              330          185
                                                                        --------     --------
           Net cash used in financing activities                            (959)        (561)
                                                                        --------     --------
Net decrease in cash and cash equivalents                                 (2,778)      (9,531)
Cash and cash equivalents, beginning of period                             8,946       17,128
                                                                        --------     --------
Cash and cash equivalents, end of period                                $  6,168     $  7,597
                                                                        ========     ========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                              $    179     $    135
                                                                        ========     ========
Supplemental disclosure of non-cash financing activities:

- The Company entered into capital lease obligations to acquire new equipment totaling
  $2,064 and $1,119 in the nine months ended September 30, 2000 and 1999, respectively.

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

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

2.       STOCK REPURCHASE PLAN

         On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock. Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations.

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

         Ultimate Software's Web-based solutions include UltiPro Employee Self-Service and UltiPro Manager Self-Service (collectively, "UltiPro Web"), and UltiPro.com. The Company's software solutions are marketed primarily to middle-market organizations with 500 to 15,000 employees. UltiPro HRMS/Payroll, Ultimate Software's core product, automates HRMS/payroll functions for businesses and enables them to manage the employee life cycle strategically and cost effectively, from inception of employment through retirement. UltiPro Web leverages the Internet to "face" every person in an organization. Ultimate Software believes that UltiPro HRMS/Payroll's distributed, object-oriented architecture and integrated Web-based solutions provide significant advantages over other HRMS/payroll software solutions, including (i) more comprehensive payroll, benefits and employee management functionality, (ii) better customer services, (iii) lower initial investment, (iv) easier, more cost-effective implementation, (v) reduced ongoing costs, and (vi) advanced technology architecture. UltiPro HRMS/Payroll and UltiPro Web (collectively "UltiPro") are designed to support new technologies as they emerge, including the Internet and corporate intranets, and to be readily integrated with other applications. As part of its comprehensive HRMS/payroll solutions, Ultimate Software provides high quality implementation, training and ongoing support services to its customers.

         As part of the Company's strategy to provide its customers an easy pathway to e-business, in September 1999, Ultimate Software introduced UltiPro.com (previously referred to as "HR Gateway"), a new Web portal and one-stop shopping supersite for HR/payroll professionals, managers and the employees they support. UltiPro.com offers a variety of third party and private-labeled products and services that complement Ultimate Software's Web-based products, which are accessed through the portal. UltiPro Web products are fully integrated with UltiPro HRMS/Payroll and are not stand-alone products. UltiPro Web addresses the growing demand for Web-based solutions that empower managers and general employee populations. UltiPro Web Employee Self-Service provides employees online access to employee handbooks, company news and policies, employee directories, benefit plans and pay check history and extranet connections to other relevant sites, such as the site of their 401(k) administrator. UltiPro Web Manager Self-Service provides managers online access to information on their employee staffs, including features for performance management, recruitment and staffing, training management and reporting.

         The Company also provides application hosting services for its UltiPro Web and HRMS/Payroll products pursuant to an agreement entered into during September 1999 with International Business Machines Global Services, Inc. ("IBM") which enables Ultimate Software's clients to build a foundation for e-business (the "IBM Agreement").

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

Results of Operations

         The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                   For the Three Months   For the Nine Months
                                   Ended September 30,    Ended September 30,
                                   --------------------   --------------------
                                     2000        1999       2000        1999
                                   --------    --------   --------    --------
Revenues:
      License                          30.9%       50.5 %     43.9 %      41.6 %
      Services                         69.1        49.5       56.1        58.4
                                   --------    --------   --------    --------
         Total revenues               100.0       100.0      100.0       100.0
                                   --------    --------   --------    --------
Cost of revenues:
      License                           2.2         1.4        2.3         1.3
      Services                         45.9        28.9       36.9        36.6
                                   --------    --------   --------    --------
         Total cost of revenues        48.1        30.3       39.2        37.9
                                   --------    --------   --------    --------
Operating expenses:
      Sales and marketing              39.8        27.9       33.8        30.2
      Research and development         30.9        16.8       25.0        17.5
      General and administrative       17.8         9.1       11.5         9.4
                                   --------    --------   --------    --------
         Total operating expenses      88.5        53.8       70.3        57.1
                                   --------    --------   --------    --------
         Operating income (loss)      (36.6)       15.9       (9.5)        5.0
Interest expense                       (0.5)       (0.5)      (0.5)       (0.4)
Interest and other income               0.7         0.6        0.5         1.0
                                   --------    --------   --------    --------
      Net income (loss)               (36.4)%      16.0 %     (9.5)%       5.6 %
                                   ========    ========   ========    ========

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

         Total revenues, consisting of license and service revenues, decreased 18.2% to $13.0 million for the three months ended September 30, 2000 from $15.9 million for the three months ended September 30, 1999. Total revenues increased 11.4% to $45.6 million for the nine months ended September 30, 2000 from $41.0 million for the nine months ended September 30, 1999.

         License revenues decreased 49.9% to $4.0 million for the three months ended September 30, 2000 from $8.0 million for the three months ended September 30, 1999. This decrease in license revenues was primarily due to lower sales of the Company's core product, UltiPro HRMS/Payroll, which the Company believes is principally attributable to an unexpected lengthening of the closing process with a number of prospective clients, as well as the absence of revenue-generation by the Company's newer sales channel which focuses on co-branding relationships, strategic business development (the "SBD Channel"). During the three months ended September 30, 1999, the SBD Channel contributed $1.5 million to license revenues while there were no SBD Channel revenues generated during the three months ended September 30, 2000. The Company's objective with the SBD Channel--to achieve a more predictable linear revenue model--remains the same. However, based on market conditions, during the three months ended September 30, 2000, the Company made adjustments to its strategy for achieving this objective. The Company has revised its former requirement for Strategic Partners to pay a large upfront license fee along with ongoing per employee per month ("PEPM") fees by de-emphasizing the upfront license fee and emphasizing the recurring revenue from PEPM fees, typically done during the contract negotiation process. The planned result is to provide a higher percentage of recurring revenue in the SBD Channel with correspondingly lower upfront commitments.

         License revenues increased 17.6% to $20.1 million for the nine months ended September 30, 2000 from $17.0 million for the nine months ended September 30, 1999 due to increased sales of UltiPro HRMS/Payroll and sales generated from the SBD Channel.

         Service revenues increased 14.2% to $9.0 million for the three months ended September 30, 2000 from $7.9 million for the three months ended September 30, 1999. Service revenues increased 6.9% to $25.6 million for the nine months ended September 30, 2000 from $23.9 million for the nine months ended September 30, 1999. The increases in service revenues were primarily as a result of increases in maintenance and training revenues generated from a larger installed customer base and revenues generated from the IBM hosted model, partially offset by a decrease in implementation revenues resulting primarily from the Company's planned reduction of implementation consulting services subcontracted to third party providers. Fees for services performed by such third party providers on behalf of Ultimate Software, and typically under the supervision of Ultimate Software's service consultants, are recognized as service revenues in the period performed.

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

         Cost of license revenues increased 28.3% to $0.3 million for the three months ended September 30, 2000 from $0.2 million for the three months ended September 30, 1999. Cost of license revenues increased 90.0% to $1.0 million for the nine months ended September 30, 2000 from $0.6 million for the nine months ended September 30, 1999. As a percentage of license revenues, cost of license revenues increased to 7.1% for the three months ended September 30, 2000 from 2.8% for the three months ended September 30, 1999 and to 5.2% for the nine months ended September 30, 2000 from 3.2% for the nine months ended September 30, 1999. The increases in cost of revenues were primarily attributable to the amortization of capitalized software for UltiPro Web and, in relation to the three months ended September 30, 2000, the absorption of these costs into a lower license revenue base.

         Cost of service revenues increased 29.7% to $6.0 million for the three months ended September 30, 2000 from $4.6 million for the three months ended September 30, 1999. Cost of service revenues increased 12.4% to $16.9 million for the nine months ended September 30, 2000 from $15.0 million for the nine months ended September 30, 1999. Cost of service revenues, as a percentage of service revenues, increased to 66.4% for the three months ended September 30, 2000 from 58.4% for the three months ended September 30, 1999 and to 65.9% for the nine months ended September 30, 2000 from 62.7% for the nine months ended September 30, 1999. The increases in cost of service revenues were primarily due to increased labor costs to support the implementation and maintenance of UltiPro HRMS/Payroll and costs associated with revenues generated from the IBM hosted model, partially offset by lower third-party implementation consulting fees.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, benefits, sales commissions, travel and promotional expenses, facility and communication costs for direct sales offices, and advertising and marketing costs. Sales and marketing expenses increased 16.7% to $5.2 million for the three months ended September 30, 2000 from $4.4 million for the three months ended September 30, 1999. Sales and marketing expenses increased 24.5% to $15.4 million for the nine months ended September 30, 2000 from $12.4 million for the nine months ended September 30, 1999. Sales and marketing expenses, as a percentage of total revenues, increased to 39.8% for the three months ended September 30, 2000 from 27.9% for the three months ended September 30, 1999 and to 33.8% for the nine months ended September 30, 2000 from 30.2% for the nine months ended September 30, 1999. The increase in sales and marketing expenses for the three months ended September 30, 2000 was primarily attributable to higher advertising and marketing costs focusing on branding, particularly the branding of the Company's IBM hosted model, Intersourcing, partially offset by lower sales commissions. The increase in sales and marketing expenses for the nine months ended September 30, 2000 was primarily due to higher advertising and marketing costs focusing on branding, particularly the branding of the Company's IBM hosted model, Intersourcing, and increased sales commissions and other variable costs associated with increased license revenues.

Research and Development

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 51.1% to $4.0 million for the three months ended September 30, 2000 from $2.7 million for the three months ended September 30, 1999. Research and development expenses increased 59.8% to $11.4 million for the nine months ended September 30, 2000 from $7.2 million for the nine months ended September 30, 1999. The increases in research and development expenses were primarily attributable to the increase in the number of software programmers, engineers and other development-related positions for the development and enhancement of UltiPro HRMS/Payroll, the continued development of UltiPro Web products, the expansion of application hosting capabilities and for the development of new HRMS/payroll-related enhancement modules. Research and development expenses, as a percentage of total revenues, increased to 31.0% for the three months ended September 30, 2000 from 16.8% for the three months ended September 30, 1999 and to 25.1% for the nine months ended September 30, 2000 from 17.5% for the nine months ended September 30, 1999. The increase in research and development expenses for the three months ended September 30, 2000, as a percentage of total revenues, was primarily due to increased personnel costs and lower total revenues. The increase in research and development expenses for the nine months ended September 30, 2000, as a percentage of total revenues, was primarily due to increased personnel costs, partially offset by the absorption of the expenses in an increased total revenue base.

General and Administrative

         General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 58.9% to $2.3 million for the three months ended September 30, 2000 from $1.5 million for the three months ended September 30, 1999. General and administrative expenses increased 36.3% to $5.2 million for the nine months ended September 30, 2000 from $3.8 million for the nine months ended September 30, 1999. General and administrative expenses, as a percentage of total revenues, increased to 17.7% for the three months ended September 30, 2000 from 9.1% for the three months ended September 30, 1999. General and administrative expenses, as a percentage of total revenues, increased to 11.4% for the nine months ended September 30, 2000 from 9.4% for the nine months ended September 30, 1999. The increases in general and administrative expenses for the three and nine months ended September 30, 2000 were principally attributable to an increase in the provision for doubtful accounts.

Interest Expense

         Interest expense decreased 21.0% to $64 thousand for the three months ended September 30, 2000 from $81 thousand for the three months ended September 30, 1999. Interest expense increased 51.2% to $245 thousand for the nine months ended September 30, 2000 from $162 thousand for the nine months ended September 30, 1999. The variances in interest expense are related to changes in total capital lease obligations.

Interest and Other Income

         Interest and other income decreased 12.9% to $88 thousand for the three months ended September 30, 2000 from $101 thousand for the three months ended September 30, 1999. Interest and other income decreased 42.6% to $243 thousand for the nine months ended September 30, 2000 from $423 thousand for the nine months ended September 30, 1999. The decreases in interest and other income were primarily due to a decrease in cash and cash equivalents available for investment in money market and other short-term marketable securities.

Provision for Income Taxes (Benefit)

         No provision or benefit for federal, state or foreign income taxes was made for the nine months ended September 30, 2000 due to the Company's cumulative net operating losses incurred through the end of that period. No provision or benefit for federal, state or foreign income taxes was made for the nine months ended September 30, 1999 due to the net operating loss carryforwards from prior periods. Net operating loss carryforwards available at December 31, 1999, which expire at various times through the year 2018 and are available to offset future taxable income, were $25.3 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

Liquidity and Capital Expenditures

         The Company has historically funded operations primarily through the sale of private equity securities and, to a lesser extent, equipment financing and borrowing arrangements. In June 1998, the Company completed an initial public offering of its Common Stock which resulted in net proceeds to the Company totaling approximately $28.4 million.

         As of September 30, 2000, the Company had $6.2 million in cash and cash equivalents, reflecting a net decrease of $2.8 million since December 31, 1999. Working capital as of September 30, 2000 was $12.4 million as compared to $17.6 million as of December 31, 1999. The decline in working capital for the nine months ended September 30, 2000 totaling $5.2 million resulted primarily from the impact of the net loss on operations as well as additional capital lease obligations that are due within twelve months, principally for the purchase of computer equipment.

         Net cash used in operating activities was $0.6 million for the nine months ended September 30, 2000 as compared to $7.0 million for the nine months ended September 30, 1999. The improvement in net cash used in operating activities was primarily attributable to enhanced collection efforts with respect to accounts receivable, partially offset by a decrease in the Company's operating results for the nine months ended September 30, 2000.

         Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2000 as compared to $2.0 million for the nine months ended September 30, 1999. The decrease in net cash used in investing activities was primarily attributable to lower capital expenditures on equipment and certain computer software purchases used in the Company's operations during the nine months ended September 30, 2000 as the Company increased the financing of equipment purchases.

         Net cash used in financing activities for the nine months ended September 30, 2000 was $1.0 million, as compared to $0.6 million for the nine months ended September 30, 1999. The increase was primarily due to an increase in principal payments on capital lease obligations, partially offset by additional proceeds from the issuances of Common Stock pursuant to exercises of stock options held by certain current and former employees of the Company.

         The Company has a working capital revolving line of credit (the "Credit Facility") with a bank, which is secured by the Company's accounts receivable and bears interest at a rate equal to LIBOR plus 4.875% per annum. The amount available under the Credit Facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.0 million. The Credit Facility will expire on December 31, 2000. The Company is in the process of securing another working capital revolving line of credit to replace the existing Credit Facility (the "Replacement Credit Facility"). At September 30, 2000 and as of the date of this Form 10-Q, there was no amount outstanding under the Credit Facility.

         The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. A portion of the net proceeds from the IPO in the amount of $3.6 million was used to pay down the outstanding balance of the Credit Facility. The balance of the Credit Facility was paid with cash generated from operations in June 1998. As of September 30, 2000, there were no net proceeds from the IPO remaining.

         On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock. Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations.

         The Company believes that cash and cash equivalents, cash generated from operations, and available borrowings under the Credit Facility and the Replacement Credit Facility, if obtained, will be sufficient to fund its operations for at least the next 12 months.

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

Quarterly Fluctuations

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for the Company's products could significantly affect both revenues and profits in any quarter. Profitability achieved in previous fiscal quarters is not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that the Company will be able to establish or maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

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

         In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs", ("EITF Issue No. 00-2") which applies to all Web site development costs incurred for the quarters beginning after September 30, 2000. The consensus states that the accounting for specific Web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,"("SOP 98-1"). Accordingly, certain Web site development costs that are currently expensed as incurred may be capitalized and amortized. The adoption of EITF Issue No. 00-2 is not expected to have a material impact on the financial statements of the Company.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the effective date of FASB No. 133" ("SFAS 137") were issued in September 1998 and September 1999, respectively. They are effective for the Company's fiscal year ending December 31, 2001. These pronouncements, as further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133," establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company believes that the adoption of SFAS 133 and SFAS 137 will not have a material impact on its financial statements as the Company currently has no derivative instruments.

Forward-Looking Statements

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed in the Company's Form 10-K and those disclosed in the Company's Form 10-Q for the quarterly period ended June 30, 2000, filed with the SEC on August 9, 2000.

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

         Interest rates. Cash equivalents consist of money market accounts with original maturities less than three months. Interest on the Credit Facility is based on LIBOR plus 4.875% per annum. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility. As of September 30, 2000 and the date of this Form 10-Q, there was no amount outstanding under the Credit Facility; therefore, changes in interest rates are not applicable for either interest expense or fair market value of the debt instrument.

                           PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is currently defending such proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

ITEM 2.  Changes in Securities and Use of Proceeds

         The net offering proceeds from the IPO to the Company, after deducting $4.1 million for expenses incurred in connection with the issuance and distribution of the Common Stock in the IPO, were $28.4 million. In connection with the offering and sale of the Common Stock registered, except as otherwise noted below, the Company did not make any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company. From the closing of the IPO on September 5, 1998 until September 30, 2000 the net offering proceeds were used as follows (in thousands):

         Repayment of certain indebtedness                       3,600
         Capital expenditures for leasehold improvements
                to the Company's headquarters                    1,500
         Accrued bonuses to officers who are not
                Executive officers                                 436
         Other working capital needs                            22,848
                                                             ---------
                     Total                                   $  28,384
                                                             =========

         As of September 30, 2000, there were no net proceeds from the IPO remaining.

ITEM 3.  Defaults upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed during the quarter ended September 30, 2000.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        The Ultimate Software Group, Inc.

Date:  November 14, 2000                By: /S/ Mitchell K. Dauerman
                                           -------------------------------------
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Authorized Signatory and Principal
                                           Financial and Accounting Officer)

                                 EXHIBIT INDEX

    EXHIBIT         DESCRIPTION
    -------         -----------

     27.1           Financial Data Schedule