Form 10-K
period 2000-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2001-04-02
CIK 1016125

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________ .

                        Commission file number: 0-24347

                       THE ULTIMATE SOFTWARE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                         65-0694077
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)      Identification No.)

            2000 Ultimate Way, Weston, FL             33326
      (Address of principal executive offices)     (Zip Code)

                                 (954) 331-7000
             (Registrant's telephone number, including area code)

                               ----------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the Nasdaq National Market on March 15, 2001 was approximately $76.5 million.

     As of March 15, 2001, there were 16,046,965 shares of the Registrant's Common Stock, par value $.01, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting
of Stockholders are incorporated by reference into Part III of this Annual
Report on Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       THE ULTIMATE SOFTWARE GROUP, INC.

                                     INDEX

                                                                                            Page(s)
                                                                                           --------
                                            PART I

Item 1.      Business ..................................................................       3

Item 2.      Properties ................................................................      14

Item 3.      Legal Proceedings .........................................................      14

Item 4.      Submission of Matters to a Vote of Security Holders .......................      14

                                            PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters .....      15

Item 6.      Selected Financial Data ...................................................      16

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations .....................................................      18

Item 8.      Financial Statements and Supplementary Data ...............................      30

Item 9.      Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure ......................................................      52

                                           PART III

Item 10.     Directors and Executive Officers of the Registrant ........................      52

Item 11.     Executive Compensation ....................................................      56

Item 12.     Security Ownership of Certain Beneficial Owners and Management ............      56

Item 13.     Certain Relationships and Related Transactions ............................      57

                                            PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........      57

             Signatures ................................................................      61

                                    PART I

     This Annual Report on Form 10-K (the "Form 10-K") of The Ultimate Software Group, Inc. ("Ultimate Software" or the "Company") may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, those discussed in this Form 10-K, including Exhibit 99.1 hereto. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. These forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     UltiPro(R) and Intersourcing(R) and their related designs are registered trademarks of Ultimate Software in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate Software.

Item 1. Business

Overview

     Ultimate Software designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll ("HRMS/payroll") software solutions. The Company's mission is to become the premier infrastructure provider of Internet payroll and employee management solutions.

     Ultimate Software's Web-based solution, UltiPro Web, includes employee administration, manager self-service, employee self-service, and benefits enrollment and is integrated with and supported by a back-office client/server solution known as UltiPro HRMS/Payroll. UltiPro Web is marketed primarily to mid-sized and small organizations, those with under 15,000 employees, but scales to meet the needs of larger organizations. A Web-based self-service solution, UltiPro Web allows customers to empower their entire workforce--employees, managers and executives--to improve communications and efficiencies. UltiPro Web offers business intelligence reporting, access to benefits and paycheck history, direct deposit maintenance, and human resources ("HR") management including Internet employee administration, benefits enrollment, recruitment and training features. Along with the back-office solution UltiPro HRMS/Payroll, UltiPro Web enables businesses to manage the employee life cycle strategically and cost effectively, from inception of employment through retirement.

     Ultimate Software believes that its solutions provide significant advantages over other HRMS/payroll products, including (i) more comprehensive payroll, benefits and employee management functionality, (ii) better customer services, (iii) lower initial investment, (iv) easier, more cost-effective implementation, (v) reduced ongoing costs, and (vi) advanced technology architecture. UltiPro HRMS/Payroll and UltiPro Web (collectively "UltiPro") leverage the Microsoft technologies, including the Microsoft's DNA architecture. As part of its comprehensive HRMS/payroll solutions, Ultimate Software provides high quality implementation and training services to its customers as well as support services, which are certified by the Support Center Practices Certification program. Ultimate Software was ranked #1 in customer satisfaction for integrated HR/payroll in an Institute of Management and Administration
(IOMA) July 2000 customer survey and has received high rankings from Gartner's Decision Engine in product functionality, implementation services, ongoing customer support, and low cost of ownership.

     Ultimate Software reaches its customer base through its direct sales force and a network of business service providers ("BSPs") that market to their customers. The Company's direct sales force markets UltiPro as an in-house HRMS/payroll solution and alternatively as an application hosting offering. Pursuant to an agreement entered into during June 1999 with International Business

Machines Global Services, Inc. ("IBM"), IBM hosts UltiPro for Ultimate Software customers (the "IBM Agreement"). Under the terms of the IBM Agreement, IBM provides the installation, ongoing maintenance and backup services at an IBM Data Hosting Center. The Company has branded the IBM hosted model as "Intersourcing" to underscore the idea that part of the business value of this model is the convenience of outsourcing, coupled with in-house control over the client's own data. Intersourcing provides organizations real-time access to their employee information and reporting, roles-based Web-access for all employees, business intelligence tools for executive decision-making, and comprehensive HRMS/payroll functionality without a requirement for significant support from in-house information technology resources. IBM and Ultimate Software work together with Intersourcing customers to procure leasing agreements that provide a reduced requirement for up-front cash and convenient monthly payments.

     In April 2000, the Company announced a co-branding alliance program to target primarily those businesses with under 500 employees and to provide the opportunity for Ultimate Software to generate recurring revenues to supplement the license and services revenues, including recurring maintenance revenues, received primarily from its mid-sized customers, those with 500 to 15,000 employees. The program offers BSPs the opportunity to co-brand UltiPro and to price their offerings on a per employee per month basis. As of the date of this Form 10-K, Ultimate Software had signed 11 co-branding alliances.

     On March 9, 2001, Ultimate Software signed a co-branding agreement with Ceridian Corporation ("Ceridian") granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering which Ceridian intends to market primarily to businesses with under 500 employees (the "Ceridian Agreement"). Ceridian intends to name the offering "SourceWeb" and to distribute it as an outsourcing solution hosted by Ceridian or by a third-party hosting company. Under the terms of the Ceridian Agreement, Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. On March 13, 2001, Ceridian completed an up-front payment to Ultimate Software of $10 million, half of which is subject to the Company's successful transfer of technology to Ceridian. Assuming the successful completion of the technology transfer, Ceridian will pay a monthly license fee based on (i) the number of employees paid using the Ultimate Software product; and/or (ii) the number of checks per employee. These payments are subject to a minimum monthly payment of $250,000 beginning in January 2002, increasing to $500,000 per month in January 2003 with 5% annual increases beginning in 2006. The maximum monthly payment starting in January 2002 is $1 million, subject to 5 percent annual increases beginning in 2003. The Ceridian Agreement may be terminated by Ceridian at any time prior to June 30, 2002 if the technology transfer has not been completed at that time. In such event, the Company would be obligated to refund $5,000,000 to Ceridian. In addition, after five years, either party can terminate the agreement with two years' notice, with Ceridian retaining certain rights to use the licensed software upon termination. Subject to a successful technical knowledge transfer by January 1, 2002, the parties expect the minimum term of the agreement to be 7 years and that the amounts payable to Ultimate, including the $10 million already paid, will be between $45 million and $94 million during that period. The Ceridian Agreement provides that Ceridian may acquire an equity interest in Ultimate through purchases in the open market or from third parties, subject to a contractual limitation of 14.99% of the Company's common stock, $.01 par value (the "Common Stock").

     On June 5, 1998, the Company completed the sale of 3,250,000 shares of the Common Stock, in an initial public offering at an offering price of $10 per share (the "IPO"). The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. As of December 31, 2000, there were no remaining net proceeds from the IPO.

     The Company is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the "Partnership"), a limited partnership founded in 1990. Ultimate Software's headquarters are located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (800) 432-1729. To date, the Company derives no revenue from customers outside of the United States and has no assets located outside of the United States.

Benefits of UltiPro Solutions

     Ultimate Software's UltiPro solutions are designed to offer the following benefits to its customers:

     Web Convenience. UltiPro Web integrates with UltiPro HRMS/Payroll to improve workflow, increase efficiencies and facilitate communication across organizations by providing instant access to a wide range of human resource, benefits and payroll information and the ability to perform a wide variety of tasks online. Ultimate Software offers additional Web convenience through Intersourcing, its IBM-hosted model, which enables businesses to have in-house-type access to their entire UltiPro suite of products through a Web browser and/or Citrix Metaframe. For business value that is complementary to all its products, Ultimate Software maintains a Web portal that offers UltiPro users easy access to services such as advanced recruitment, job posting and resume scoring services provided by Webhire Inc.; pre-employment screening and background checking services provided by Sterling Testing Systems, Inc.; and a collection of current regulatory law, tax and legislative compliance information compiled by Ultimate Software's tax team.

     Feature-Rich, Built-in Functionality. UltiPro is a feature-rich, completely integrated human resources, benefits administration and payroll software solution that enables organizations to minimize the time invested in burdensome HRMS/payroll administrative activities and facilitates strategic decision-making capabilities. UltiPro facilitates management of the total employee cycle, from inception of employment through retirement, including complex payroll processing and benefits administration, and ships with business intelligence tools from Cognos Incorporated ("Cognos") for "slice and dice" data analysis and generation of custom reports. UltiPro's robust built-in functionality provides users with many features that would otherwise require extensive customization or changes to source code including: sophisticated security controls, federal and state human resource regulatory compliance capability, safety tracking, benefit program management, and payroll tax tables for federal, state and thousands of local jurisdictions.

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

     Reduced Total Cost of Ownership. The Company believes its software solutions provide significant cost saving opportunities for its customers. The Company believes that its software is competitively priced. In addition, the Company believes that its current practices in implementing the UltiPro HRMS/Payroll solution result in a significant cost savings for customers when compared with implementations of other similar solutions in the industry. By using a complete UltiPro suite of solutions, including UltiPro HRMS/Payroll and UltiPro Web, a customer may also reduce the administrative and information technology support costs associated with an organization's HRMS/ payroll functions over time. Tight integration helps to reduce administrative costs by facilitating accurate information processing and reporting, and reducing discrepancies, errors and the need for time-consuming adjustments. In addition, administrative costs can be reduced by providing an organization with greater access to information and control over reporting through the UltiPro Web solution.

     Integration and Leveraging of Leading Technologies. Ultimate Software has consistently focused on identifying leading technologies and integrating them into its products. UltiPro Web is a three-tier solution that leverages Microsoft's DNA architecture and XML to increase design efficiencies within the system and particularly for workflow capabilities. UltiPro HRMS/Payroll incorporates and leverages leading technologies, such as Microsoft SQL Server, Microsoft NT Server, Microsoft COM+, Microsoft Terminal Server, and Inprise's Delphi ("Delphi"), to enhance speed, convenience, dependability, ease of use and extensibility. UltiPro HRMS/Payroll and UltiPro Web include a full suite of enterprise integration tools, business components, and business-to-business links. These tools are designed to take advantage of emerging Internet-based technology standards such as XML, HTTP and Java scripting.

     Ease of Use and Navigation. Ultimate Software designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the HRMS/payroll area. UltiPro Web uses familiar Internet interface techniques and functions through a Web browser, making it convenient and easy to use. The graphical user interface of UltiPro HRMS/Payroll is designed to enable back-office users to find information quickly and easily. The Company refers to this easy navigation as "Two clicks to anywhere(TM)."

     Comprehensive Professional Services and Industry-Specific Expertise. Ultimate Software provides high quality implementation, training and ongoing product and customer support services. Ultimate Software employs approximately 185 people in customer services, which includes the implementation, product support, technical support and training departments. Most of the Company's product support associates have been designated as Certified Payroll Professionals ("CPP") by the American Payroll Association and have received Ziff Davis Certification. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, the Company employs a dedicated tax research team to track changes in the tax rules of approximately 6,000 separate taxing jurisdictions and changes in other employee-related regulations.

Technology

     Ultimate Software seeks to provide its clients with optimum performance, rich functionality, scalability and easy access to information through the use of leading Internet standard technologies. UltiPro Web leverages Microsoft's DNA architecture, and UltiPro HRMS/Payroll uses Microsoft SQL Server as the database and the enterprise-ready Microsoft Windows 2000 operating system. Ultimate Software has developed UltiPro HRMS/Payroll and UltiPro Web to include the following key technological features:

     Web-Based Technologies and Internet Integration. Ultimate Software supports emerging Web technologies and Internet/extranet connectivity to increase access to and usability of its applications. Ultimate Software's Web-based solution, UltiPro Web, is integrated with UltiPro HRMS/Payroll's database and uses several technologies including Active Server Pages, Java script, XML, HTML, and COM+. UltiPro Web leverages Microsoft's DNA architecture.

     Object-Oriented Programming. Object-oriented programming features code reusability and visual form/object inheritance, which decrease the time and cost of developing and fully implementing a new system. With object-oriented programming, system updates do not overwrite prior customizations to the system because custom changes are sub-classed objects that reside "outside" the core program.

     32-bit Compiled Code and Distributed Architecture. Payroll and HRMS involve demanding processing. UltiPro HRMS/Payroll is built using 32-bit compiled code to manage demand requirements efficiently. 32-bit compiled code results in more stable applications that are significantly faster than interpreted applications and provides greater memory access than compilers built on a 16-bit compiler. Ultimate Software has designed certain aspects of its system using a multi-tiered architecture in order to enhance the system's speed, flexibility, scalability and maintainability. When an application's logic resides only on a client workstation, a user's ability to process high volume data transactions is limited. When the logic resides only on a server, the user's interactive capabilities are reduced. Ultimate Software's use of distributed architecture is intended to overcome such limitations.

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

Ultimate Software Solutions

     Ultimate Software's core software products are UltiPro Web and UltiPro HRMS/Payroll. UltiPro Web is a roles-based payroll and employee management solution built using Microsoft's DNA architecture and includes employee administration, employee self-service, manager self-service, and benefits enrollment. UltiPro Web is integrated with and supported by UltiPro HRMS/Payroll, a back-office client/server product, built with Microsoft SQL Server as the database and the enterprise-ready Microsoft Windows 2000 operating system.

     Ultimate Software has re-packaged UltiPro to meet the unique requirements of diverse markets by leveraging select functionality in UltiPro Web and UltiPro HRMS/Payroll and adding specific market functionality as required. UltiPro is currently delivered as four solutions: UltiPro Web and UltiPro HRMS/Payroll, "Powered by UltiPro" BSP Solution, UltiPro PEO, and UltiPro Healthcare. The Company also continues to support its customers using UltiPro for Lan, a DOS-based product.

UltiPro Web and UltiPro HRMS/Payroll (UltiPro)

     UltiPro Web, first released in 1998, and UltiPro HRMS/Payroll, first released in June 1997, together offer comprehensive HRMS/payroll functionality to mid-sized organizations, those with 500 to 15,000 employees. The solution can scale to accommodate larger numbers of employees. UltiPro Web is integrated with and requires UltiPro HRMS/Payroll for back-office functionality. With UltiPro Web, mid-sized businesses can purchase employee self-service, manager self-service, and benefits enrollment individually or as a package.

UltiPro Web and UltiPro HRMS/Payroll includes, but is not limited to, the following functionality:

   Manager Self-Service. UltiPro's roles-based security model supports staff management for flexible work groups such as self-directed work teams and employee sharing and enables managers to perform routine tasks concerning their staff without photocopies, express mail or faxing. UltiPro Web includes staff requisition, performance, and training management tools as well as reporting and business intelligence tools to enable managers to make informed decisions.

   Employee Self-Service. UltiPro Web enables employees to make informed benefits choices without making inquiries to their human resource department because UltiPro Web provides personalized benefits information and company-defined links to benefit providers. UltiPro Web further reduces administrative burdens by providing employees access to their personal paycheck detail, enabling them to take control of their direct deposit and tax-withholding preferences as authorized. In addition, UltiPro Web stores company handbooks, calendars and forms for convenient Web access.

   Benefits Enrollment. UltiPro Web Benefits Enrollment enables employees to use the Web to review, select and submit their benefits information and allows HR practitioners or managers to set up and monitor the process. Employees have the ability to view and compare costs and coverages of current and proposed benefit plans, sign up for new benefit plans on-line, and modify existing benefits for dependent and beneficiary records. Benefit administrators can define and set up multiple benefit enrollment sessions, set controls for employees to view only the benefit choices they are eligible for, monitor enrollment activity, and post customized messages or send e-mail as reminders to employees.

   Human Resources. UltiPro is designed to streamline and manage human resource functions within an organization. In addition to enabling organizations to comply with regulatory requirements, UltiPro generates, manages and stores information that satisfies a broad range of internal and external reporting requirements. Examples of information and processes handled by the system are employee performance, job and salary history; COBRA and HIPAA administration; OSHA incident and safety; career development; wellness programs; company-issued property; dependent, beneficiary and emergency contact details; and history of previous employment. The system uses "wizards" to guide human resource administrators through multi-step processes such as recording new hire information, employee job changes and employee terminations. Wizards provide "To Do" lists, sequentially presented data-entry windows, validation of data and summaries of changed information. The system also includes effective-dated record handling and detailed audit trails.

   Benefits Administration. UltiPro provides a comprehensive, automated means of administering all types of health and welfare plans, employee loans, qualified and non-qualified deferred compensation, and fund allocations. In UltiPro HRMS/Payroll, Ultimate Software has developed a one-table design that maintains deductions and benefit plans in one common set of tables. One table stores together rules for coverage; premium and employer match computations; eligibility and participation determination; and taxation, wage accumulation and withholding requirements for payroll. UltiPro HRMS/Payroll also delivers rules-based benefits administration functionality, combining the benefit and payroll deduction tables, to help improve accuracy and scheduling convenience. Tracking of dependent and beneficiary information is comprehensive and can be associated with benefit plans as necessary. In addition, complete historical information is available in summary and detail views for a quick response to benefit inquiries and ease in benefit plan research.

   Payroll. UltiPro HRMS/Payroll incorporates a comprehensive tax management system to handle federal, state and local tax computations, including multi-state taxing rules and reciprocity. In addition, the system is delivered with complex wage calculations such as shift premiums, piecework and make-up pay, average pay rates for overtime calculations and garnishments/ disposable pay. It also includes convenience features enabling users to generate off-cycle checks, create direct deposit files, perform automatic check reconciliation, and track the progress of payroll processing steps online.

   Recruitment and Staffing. The Recruitment and Staffing functionality is designed to assist organizations in coordinating the management of open positions and applicants, tracking and evaluating costs associated with recruiting, and handling government compliance issues.

   Enterprise Integration Tools. UltiPro HRMS/Payroll incorporates built-in tools that facilitate importing and exporting data with a number of third-party software systems, including time clocks, point-of-sale systems and job costing systems. Organizations can link to their banks, 401(k) provider, tax filing service and unemployment cost management services. In addition, UltiPro Web enables users to link to service providers of their choice including healthcare providers, 401(k) providers and recruitment sources.

   Reporting. UltiPro provides a library of over 400 reports including analytical reports, many signature-ready government forms, basic company and employee listings, employee forms, reconciliation and audit reports. In addition to the many standard reports, UltiPro includes analytical business intelligence `cubes' specifically designed to address workforce issues on such topics as overtime and turnover trends.

"Powered by UltiPro" BSP Solution (the "BSP Solution")

     "Powered by UltiPro" BSP Solution is designed for and primarily marketed to business service providers (previously referred to as "aggregators" and "strategic partners") that have relationships with smaller organizations, those with under 500 employees. The BSP Solution, released in December 2000, enables business service providers to deliver Web-based payroll services to their customers and Web access for their customers' employees to view their paycheck and basic benefits information. Business service providers have the opportunity to co-brand UltiPro and to price their offerings on a per employee per month basis.

     The BSP Solution has been packaged to be easy to use and convenient for smaller companies. The BSP Solution leverages select functionality from UltiPro Web and UltiPro HRMS/Payroll, and has a specially designed Web browser interface for the payroll administrator to sign up their business for the service, enter employee hours worked and submit payroll. If there are no changes to employees' standard paycheck information, submitting a payroll can be done in less than a minute by clicking an icon. With changes, the process can take several minutes. The initial process of registering for Web payroll services takes less than an hour if the administrator has all the appropriate data available for entry. To ensure the process is rapid and easy for registrants, there is a checklist online with what they need before beginning the signup process. Through a secure, password-protected login, employees can view their current paycheck and direct deposit details, paycheck history, and benefits details such as medical, dental and 401(k) deductions.

UltiPro PEO

     UltiPro PEO is a solution designed for professional employer organizations
(PEOs). UltiPro PEO includes UltiPro Web, UltiPro HRMS/Payroll, billing functionality and additional features required by PEOs.

UltiPro Healthcare

     UltiPro Healthcare is a solution designed for healthcare organizations. UltiPro Healthcare includes UltiPro Web, UltiPro HRMS/Payroll, position management functionality and additional features required by healthcare organizations.

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

Professional Services

     Ultimate Software believes that delivering quality professional services provides the Company with a significant opportunity to differentiate itself in the marketplace and is critical to the comprehensive solution. Ultimate Software provides its customers professional services in three areas: implementation, training, and customer support and maintenance.

     Implementation. Ultimate Software's implementation services provide its customers with a standardized methodology and assistance in implementing the Company's HRMS/payroll solutions.

Ultimate Software believes that its implementation services ensure its customers' early success with its products and assist customers in their ongoing efforts to enhance their existing systems and manage upgrades. In addition, these services strengthen the relationship with customers and add to the Company's industry-specific knowledge base for use in future implementation and product development efforts. Ultimate Software's implementation process is handled either by the Company's implementation team or in partnership with third-party consultants. Ultimate Software has established a training program that provides the Company's associates and its implementation partners with standardized instruction on the UltiPro products, including techniques for systems planning and design, customer-specific configuring of application modules, conversion from existing systems and interfacing with other software applications. Implementation services are typically billed on a time and materials basis.

     Training. Ultimate Software provides its customers with the opportunity to participate in formal training programs. Ultimate Software believes that this training increases customers' ability to use the full functionality of the product, thereby maximizing the value of customers' investments. Courses are designed to give attendees practical, hands-on experience with the Company's products. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, customizing the system and creating custom reports. The Company maintains training facilities in each of the following locations: Atlanta, Georgia; Seal Beach, California; Chicago, Illinois; Dallas, Texas; and East Rutherford, New Jersey. In certain instances, the Company conducts on-site training at customer facilities.

     Customer Support and Maintenance. Ultimate Software offers comprehensive technical support and maintenance services, which have historically been purchased by all of its customers. Ultimate Software's customer support center was awarded the Support Center Practices Certification sponsored by the Service Strategies Corporation (SSC) in 1999 and 2000. This certification recognizes companies which "deliver exceptional service and support to their customers." Ultimate Software's customer support services include: software updates that reflect tax and other legislative changes; telephone support 24 hours a day, 7 days a week; unlimited access to the Company's employee tax center on the World Wide Web; seminars on year-end closing procedures; and periodic newswires.

Customers

     As of December 31, 2000, the Company had licensed its software to more than 1,150 customers, representing approximately 3,500 companies and servicing approximately 1.3 million employees. Ultimate Software's customers operate in a wide variety of industries, including manufacturing, food services, sports, professional employer organizations (PEOs), technology, finance, insurance, real estate, transportation, communications, healthcare and services. No customer accounted for more than 10% of total revenues in fiscal year 2000 or 1999. The following is a representative list of the Company's customers as of December 31, 2000 and is not intended to portray a complete list of the Company's customers.

Manufacturing:                      Food Services:                        Sports:
Anthony International               Austin Quality Foods                  Arizona Diamondbacks
Globe Manufacturing, Inc.           Benihana Corp.                        Chicago White Sox
Hatteras Yachts, Inc.               Carolina Restaurant Group             Colorado Rockies Baseball
Intermatic, Inc.                    Chiquita Brands International, Inc.   Florida Marlins Baseball Club
John Deere Information Systems      Hooters of America                    Florida Panthers
MCD International, Inc.             Paramount Farms, Inc.                 Houston Astros
PMC, Inc.                           Premiere Foods, Inc.                  Montreal Expos
Spang and Company                   Reliable Stores, Inc.                 New York Giants
Spectrum Dyed Yarns                 Trader Joes                           New York Jets Football Club
Stevens Graphics, Inc.              The Portillo Restaurant Group         New York Yankees
Volvo GM Heavy Truck Corp.                                                The Phoenix Suns
Wright Industries, Inc.             Technology:                           Pro Player Stadium
                                    Affiliated Computer Services, Inc.    Texas Rangers Baseball
Professional Employer               FFV Aerotech, Inc.
Organizations (PEO):                Global Technical Services, Inc.       Finance/Insurance/Real Estate:
Alcott Staff Leasing                Ingram Entertainment, Inc.            American National Bank
Co-Advantage Resources              The National Research Group           General Growth Properties, Inc.
EPIX, Inc.                          TPS Technologies                      Michigan Mutual Insurance Co.
HRAmerica                           Tracer Research                       Northwest Savings Bank
Integrated Employment Group                                               The Midland Life Insurance Co.
Intraforce.com                      Healthcare:                           Trammel Crow Residential
National Staff Management           Baptist Health Systems
RightSource                         Burkhart Dental Supply                Services and Other:
EmPro Professional Employer         Community Hospital of                 Bill Heard Enterprises, Inc.
 Services, LLC                       Monterey Peninsula                   Hart Graphics
                                    Community Hospital of                 Hudson Hotels Corp.
Transportation &                     Springfield                          Johnson & Wales University
 Communications:                    Disabilities Services of the          La Petite Academy, Inc.
Airport Group International, Inc.    Southwest                            Mark Hopkins Intercontinental
America West Airlines, Inc.         Magellan Health Services, Inc.        Metro Nashville Airport
Armellini Trucking Corporation      Group Health Associates               Mount St. Mary's College
Benton Express Co.                  Home Nursing Agency                   Omni Hotels Management
Communications & Power Industries   Medassist OP                          Sylvan Learning Systems, Inc.
Drug Transport, Inc.                National Vision Associates, Ltd.      Tutor Time
Lin Television                      Sunrise Assisted Living               Bentley's Luggage
The Christian Broadcasting          University Physicians Group
 Network, Inc.                      Xomed

Sales and Marketing

     Ultimate Software markets and sells its products and services through its direct sales force, marketing group, and a network of business service provider alliances.

     Direct Sales. Ultimate Software's direct sales force includes business development vice presidents, directors and managers who have defined territories and conduct lead-generation activities within given parameters. The sales cycle begins with a sales lead generated through a corporate marketing vehicle or a territory-based activity. Whether the lead is a telephone request, fax, email or request for proposal ("RFP"), the lead is qualified and entered into a lead-tracking system. When the lead is received on the local level, prospect information is entered via the Internet into an electronic system located at headquarters. When headquarters receives the lead, the information is recorded and forwarded to the business development manager in the prospect's region of the country. Business development managers rely on face-to-face meetings with prospects to build relationships. In one or more on-site visits, business development managers work with application and technical consultants to analyze prospective client needs, demonstrate the Company's product and, when required, respond to an RFP. The sale is finalized after clients complete their internal sign-off procedures and terms of the contract are negotiated and signed.

     The terms of the Company's sales contract typically include a license agreement for the product, an annual maintenance agreement, per-day training rates and hourly charges for implementation services. The contract does not typically provide for cancellation of software purchases. Typical payment terms include a deposit at the time the contract is signed and additional payments upon the occurrence of other specified events such as the implementation of the software and/or specific payment dates designated in the contract. Payment for implementation and training services under the contract are typically made as such services are provided.

     Business Service Provider (BSP) Network. Ultimate Software introduced an affiliate alliance program in December 1998. Since that time the program has been replaced by a co-branding program for BSPs. In April 2000, the Company announced a new co-branding alliance strategy that enables BSPs to co-brand and market UltiPro and/or the BSP Solution primarily to businesses with under 500 employees. The goal of the program is to extend the Company's market penetration to include smaller businesses and build a recurring revenue stream to supplement its standard license revenue by participating in per employee per month pricing. BSPs that have joined this program include Advantius, Inc., Ceridian Corporation, Crowe, Chizek and Company LLP, EESIS, Inc., ePartners Incorporated, Epicor Software Corporation, Fourth Shift Corporation, Deere and Company, Payroll Resource Group, Inc., Push, Inc., and T.R. Hedge & Associates, Inc. In March 2001, Ultimate Software signed a co-branding agreement with Ceridian granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering which Ceridian intends to market primarily to businesses with under 500 employees.

     Marketing. Ultimate Software supports its sales force with a comprehensive marketing program that includes public relations, advertising, direct mail, trade shows, seminars and Web site maintenance. Working closely with the direct sales force, customers and strategic partners, the marketing team defines positioning strategies and develops a well-defined plan for implementing these strategies. Marketing services include market surveys and research, overall campaign management, creative development, production control, demand generation, results analysis, and communications with field offices, customers and marketing partners.

     Strategic Relationships. Ultimate Software has established a number of formal and informal marketing relationships with industry-specific vendors and consulting firms. The companies Ultimate Software has relationships with include, but are not restricted to: IBM Global Services, Cognos, Citrix Systems, Inc., Ceridian Tax Service, eLabor.com, Inc., Microsoft Corporation, Pre-Paid Legal Services, Inc., Sterling Testing Systems, Time Vision, Inc., Vizio Enterprises and Webhire. These relationships include joint marketing activities such as joint press releases, direct mail programs, seminars, on-site product demonstrations, reciprocal Web site links and referral programs. Ultimate Software believes that these activities expand the opportunity for sales of Ultimate Software's products.

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

     Ultimate Software's competitors include (i) a number of companies, such as Cyborg Systems, Inc., Genesys Software Systems, Inc., Lawson Software, Inc., Oracle Corporation, PDS Software, Inc. and PeopleSoft, Inc. which offer HRMS/payroll software products for use on mainframes and/or client/ server systems; (ii) large service bureaus, such as ADP and Ceridian Corporation; and (iii) the internal payroll/human resources departments of potential customers which use custom-written software. Many of the Company's competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers.

Employees

     As of December 31, 2000, the Company employed 443 persons, including 81 in sales and marketing, 127 in professional services, 197 in research and development and 38 in finance and administration. The Company believes that its relations with employees are good. However, competition for qualified personnel in the Company's industry is intense and the management of the Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

Item 2. Properties

     Ultimate Software's corporate headquarters, including its principal administrative, marketing, engineering and support operations, are located in Weston, Florida. Commencing July 1999, the Company has leased all the available square footage in this new facility, or approximately 40,000 square feet, under a lease expiring in 2017. The Company intends to move into a new, adjacent second building as an extension of its corporate headquarters during the first half of 2002. The Company is currently negotiating to lease approximately 21,000 square feet in this facility for a 15-year lease term from a third party. In addition, the Company presently leases office space for its sales operations in Albany, Baltimore, Chicago, Dallas, East Rutherford (New Jersey), Nashville and Seal Beach (California). Sales operations in other locations are not supported by leased office space. The Company believes that its existing facilities are suitable and adequate for its current operations for the next 12 months. The Company further believes that suitable space will be available as needed to accommodate any expansion of its operations on commercially reasonable terms.

Item 3. Legal Proceedings

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is currently defending such proceedings and claims and anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company's business, consolidated operating results and consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     The following table sets forth, for the periods indicated, the high closing and low closing sales prices of the Company's Common Stock, as quoted on the Nasdaq National Market.

                                          2000                          1999
                              ----------------------------   --------------------------
                                   High            Low           High           Low
                              -------------   ------------   ------------   -----------
   First Quarter ..........    $   13.063      $   8.000      $   9.625      $  6.000
   Second Quarter .........        10.000          7.250          7.125         3.125
   Third Quarter ..........        10.000          8.250          9.125         5.125
   Fourth Quarter .........         8.063          2.000         15.500         6.250

     As of March 15, 2001, the Company had approximately 145 holders of record, representing approximately 2,600 stockholder accounts.

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The payment of dividends in the future, if any, will be at the discretion of the Board of Directors.

Item 6. Selected Financial Data

     The following selected consolidated financial data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Statement of Operations Data presented below for each of the years in the three year period ended December 31, 2000 and the Balance Sheet Data as of December 31, 2000 and 1999 have been derived from the Company's Financial Statements included elsewhere in this Form 10-K which have been audited by Arthur Andersen LLP whose report appears elsewhere in this Form 10-K. The Balance Sheet Data as of December 31, 1998, 1997 and 1996 and the statements of operations data for the years ended December 31, 1997 and 1996 have been derived from audited financial statements not included herein. The financial data reflects the results of the Company and five former third-party resellers of the Company's products, the businesses of which were acquired in February and March 1998 (the "Acquired Resellers"), as if the Company and the Acquired Resellers had operated as one entity during the periods presented. These acquisitions were accounted for under the poolings-of-interests method of accounting. See the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Form 10-K.

                                                                      Years Ended December 31,(1)
                                                     --------------------------------------------------------------
                                                         2000        1999        1998         1997         1996
                                                     ------------ ---------- ------------ ------------ ------------
                                                                 (In thousands, except per share data)
Statement of Operations Data:
Revenues:
 License ........................................... $24,103      $23,454    $18,811      $  7,232     $  4,273
 Services ..........................................  35,927      32,303      24,519        10,360        5,039
                                                     -------      -------    -------      --------     --------
  Total revenues ...................................  60,030      55,757      43,330        17,592        9,312
                                                     -------      -------    -------      --------     --------
Cost of revenues:
 License ...........................................   1,286         751         834           195           --
 Services ..........................................  24,011      20,219      18,018         9,375        5,846
                                                     -------      -------    -------      --------     --------
  Total cost of revenues ...........................  25,297      20,970      18,852         9,570        5,846
                                                     -------      -------    -------      --------     --------
Operating expenses:
 Sales and marketing ...............................  20,121      17,536      16,024        13,656       10,451
 Research and development ..........................  15,687      10,281       6,953         4,837        3,360
 General and administrative ........................   7,338       5,433       4,651         4,148        3,007
Amortization of acquired intangibles ...............      --          --         638         1,442        6,932
                                                     -------      -------    -------      --------     --------
  Total operating expenses .........................  43,146      33,250      28,266        24,083       23,750
                                                     -------      -------    -------      --------     --------
  Operating income (loss) ..........................  (8,413)      1,537      (3,788)      (16,061)     (20,284)
Compensation related to modification of
  escrow agreement(2) ..............................      --          --      (4,183)           --           --
Interest expense ...................................    (311)       (267)       (207)         (206)        (179)
Interest and other income ..........................     320         507         589           250           77
                                                     -------      -------    -------      --------     --------
 Income (loss) before taxes ........................  (8,404)      1,777      (7,589)      (16,017)     (20,386)
Provision for income taxes .........................      --          22          --            --           --
                                                     -------      -------    -------      --------     --------
 Net income (loss) ................................. $(8,404)     $1,755     $(7,589)     $(16,017)    $(20,386)
                                                     =======      =======    =======      ========     ========
Net income (loss) per share--basic and diluted(3) .. $ (0.52)     $ 0.11     $ (0.52)     $  (1.37)    $  (2.30)
                                                     =======      =======    =======      ========     ========
Weighted average number of
  shares outstanding:
 Basic .............................................  16,075      15,908      14,494        11,710        8,854
                                                     =======      =======    =======      ========     ========
 Diluted(3) ........................................  16,075      16,125      14,494        11,710        8,854
                                                     =======      =======    =======      ========     ========

                                                                      As of December 31,
                                                --------------------------------------------------------------
                                                   2000        1999        1998          1997          1996
                                                ---------   ---------   ----------   -----------   -----------
Balance Sheet Data:
Cash and cash equivalents ...................    $ 7,527     $ 8,946     $17,128      $  3,270      $  1,420
Working capital (deficit) ...................      8,183      17,602      17,494        (6,220)       (4,231)
Total assets ................................     34,440      38,430      37,214        12,439         7,990
Long-term borrowings, including capital lease
 obligations ................................        943       1,120       1,010            54           217
Stockholders' equity (deficit) ..............     14,088      21,960      19,110        (5,508)       (2,442)

- ----------------
(1) Consolidated financial data gives retroactive effect to the acquisitions of the Acquired Resellers, which was accounted for under the poolings-of-interest method of accounting, as if the Company and the Acquired Resellers had operated as one entity during the periods presented for purposes of the statements of operations data and at the end of such periods for purposes of the balance sheet data. See the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Form 10-K.

(2) See Note 16 of the Notes to Consolidated Financial Statements.

(3) See Note 2 of the Notes to Consolidated Financial Statements for information regarding the computation of net income (loss) per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including Exhibit 99.1 hereto.

Overview

     Ultimate Software designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll ("HRMS/payroll") software solutions. The Company's mission is to become the premier infrastructure provider of Internet HRMS/payroll payroll and employee management solutions.

     Ultimate Software's Web-based solution, UltiPro Web, includes employee administration, manager self-service, employee self-service, and benefits enrollment and is integrated with and supported by a back-office client/server solution known as UltiPro HRMS/Payroll. UltiPro Web is marketed primarily to mid-sized and small organizations, those with under 15,000 employees, but scales to meet the needs of larger organizations. A Web-based self-service solution, UltiPro Web allows customers to empower their entire workforce--employees, managers and executives--to improve communications and efficiencies. UltiPro Web offers business intelligence reporting, access to benefits and paycheck history, direct deposit maintenance, and human resources ("HR") management including Internet employee administration, benefits enrollment, recruitment and training features. Along with the back-office solution UltiPro HRMS/Payroll, UltiPro Web enables businesses to manage the employee life cycle strategically and cost effectively, from inception of employment through retirement.

     Ultimate Software reaches its customer base through its direct sales force and a network of business service providers ("BSPs") that market to their customers. The Company's direct sales force markets UltiPro as an in-house HRMS/payroll solution and alternatively as an application hosting offering. Pursuant to an agreement entered into during June 1999 with International Business Machines Global Services, Inc. ("IBM"), IBM hosts UltiPro for Ultimate Software customers (the "IBM Agreement"). Under the terms of the IBM Agreement, IBM provides the installation, ongoing maintenance and backup services at an IBM Data Hosting Center. The Company has branded the IBM hosted model as "Intersourcing" to underscore the idea that part of the business value of this model is the convenience of outsourcing, coupled with in-house control over the client's own data. Intersourcing provides organizations real-time access to their employee information and reporting, roles-based Web-access for all employees, business intelligence tools for executive decision-making, and comprehensive HRMS/payroll functionality without a requirement for significant support from in-house information technology resources. IBM and Ultimate Software work together with Intersourcing customers to procure leasing agreements that provide a reduced requirement for up-front cash and convenient monthly payments.

     In April 2000, the Company announced a co-branding alliance program to target primarily those businesses with under 500 employees and to provide the opportunity for Ultimate Software to generate recurring revenues to supplement the license and services revenues, including recurring maintenance revenues, received primarily from its mid-sized customers, those with 500 to 15,000 employees. The program offers BSPs the opportunity to co-brand UltiPro and to price their offerings on a per employee per month basis. As of the date of this Form 10-K, Ultimate Software had signed 11 co-branding alliances.

     On March 9, 2001, Ultimate Software signed a co-branding agreement with Ceridian Corporation ("Ceridian") granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering which Ceridian intends to market primarily to businesses with under 500 employees (the "Ceridian Agreement"). Ceridian intends to name the offering "SourceWeb" and to distribute it as an outsourcing solution hosted by Ceridian or by a third-party hosting company. Under the terms of the Ceridian Agreement, Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. On March 13, 2001, Ceridian completed an up-front payment to Ultimate Software of $10 million, half of which is subject to the Company's successful transfer of technology to Ceridian. Assuming the successful completion of the technology transfer, Ceridian will pay a monthly license fee based on (i) the number of employees paid using the Ultimate Software product; and/or (ii) the number of checks per employee. These payments are subject to a minimum monthly payment of $250,000 beginning in January 2002, increasing to $500,000 per month in January 2003 with 5% annual increases beginning in 2006. The maximum monthly payment starting in January 2002 is $1 million, subject to 5 percent annual increases beginning in 2003. The Ceridian Agreement may be terminated by Ceridian at any time prior to June 30, 2002 if the technology transfer has not been completed at that time. In such event, the Company would be obligated to refund $5,000,000 to Ceridian. In addition, after five years, either party can terminate the agreement with two years' notice, with Ceridian retaining certain rights to use the licensed software upon termination. Subject to a successful technical knowledge transfer by January 1, 2002, the parties expect the minimum term of the agreement to be 7 years and that the amounts payable to Ultimate, including the $10 million already paid, will be between $45 million and $94 million during that period. The Ceridian Agreement provides that Ceridian may acquire an equity interest in Ultimate through purchases in the open market or from third parties, subject to a contractual limitation of 14.99% of the Company's common stock, $.01 par value (the "Common Stock").

     On June 5, 1998, the Company completed the sale of 3,250,000 shares of the Common Stock, in an initial public offering at an offering price of $10 per share (the "IPO"). The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. As of December 31, 2000, there were no remaining net proceeds from the IPO.

Results of Operations

     The following table sets forth the Statements of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                                                            For the Years Ended December 31,
                                                                        ----------------------------------------
                                                                            2000          1999          1998
                                                                        ------------   ----------   ------------
   Revenues:
    License .........................................................      40.2 %         42.1 %       43.4 %
    Services ........................................................      59.8           57.9         56.6
                                                                        -------        -------      -------
     Total revenues .................................................     100.0          100.0        100.0
                                                                        -------        -------      -------
   Cost of revenues:
    License .........................................................       2.1            1.3          1.9
    Services ........................................................      40.0           36.3         41.6
                                                                        -------        -------      -------
     Total cost of revenues .........................................      42.1           37.6         43.5
                                                                        -------        -------      -------
   Operating expenses:
    Sales and marketing .............................................      33.5           31.5         37.0
    Research and development ........................................      26.2           18.4         16.0
    General and administrative ......................................      12.2            9.7         10.7
    Amortization of acquired intangibles ............................       0.0            0.0          1.5
                                                                        -------        -------      -------
     Total operating expenses .......................................      71.9           59.6         65.2
                                                                        -------        -------      -------
     Operating income (loss) ........................................     (14.0)           2.8         (8.7)
   Compensation related to modification of escrow agreement .........       0.0            0.0         (9.7)
   Interest expense .................................................      (0.5)          (0.5)        (0.5)
   Interest and other income ........................................       0.5            0.9          1.4
   Provision for income taxes .......................................       0.0            0.0          0.0
                                                                        -------        -------      -------
    Net income (loss) ...............................................     (14.0)%          3.1 %      (17.5)%
                                                                        =======        ========     =======

Comparison of Fiscal Years Ended December 31, 2000 and 1999

Revenues

     The Company's revenues are derived from two principal sources: software licenses ("license revenues") and fees for maintenance, implementation, training, fees from IBM hosted model and consulting services (collectively, "service revenues"). License revenues include revenues from software license agreements, for the Company's products, entered into between the Company and its customers in which the license fees are noncancellable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenues in the consolidated balance sheets.

     Service revenues are recognized as services are performed and delivered. Included in service revenues are maintenance fees for maintaining, supporting and providing periodic updates, which are recognized ratably over the service period, generally one year. Upon delivery of the software, amounts included in the contract relating to unperformed service revenues are recorded as deferred revenue. The majority of the Company's customers that purchased software during 2000 and 1999 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

     Total revenues, consisting of license and service revenues, increased 7.7% to $60.0 million for 2000 from $55.8 million for 1999.

     License revenues increased 2.8% to $24.1 million for 2000 from $23.5 million for 1999 due to increased sales of UltiPro HRMS/Payroll and UltiPro Web and, to a lesser degree, sales generated from the Company's newer sales channel which focuses on co-branding relationships, strategic business development (the "SBD Channel").

     Service revenues increased 11.2% to $35.9 million for 2000 from $32.3 million for 1999 primarily as a result of increases in maintenance and training revenues generated from a larger installed customer base and revenues generated from the IBM hosted model, partially offset by a decrease in implementation revenues resulting primarily from the Company's planned reduction of implementation consulting services subcontracted to third party providers. Fees for services performed by such third party providers on behalf of Ultimate Software, and typically under the supervision of Ultimate Software's service consultants, are recognized as service revenues in the period performed.

Cost of Revenues

     Cost of revenues consists principally of the cost of license and service revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. Cost of service revenues primarily consists of costs to provide consulting, implementation, maintenance, technical support and training to the Company's customers, costs associated with revenues generated from the IBM hosted model and the cost of periodic updates.

     Cost of license revenues increased 71.2% to $1.3 million for 2000 from $0.8 million for 1999. As a percentage of license revenues, cost of license revenues increased to 5.3% for 2000 from 3.2% for 1999. The increase in cost of license revenues was primarily attributable to the amortization of capitalized software for UltiPro Web.

     Cost of service revenues increased by 18.8% to $24.0 million for 2000 from $20.2 million for 1999. Cost of service revenues, as a percentage of service revenues, increased to 66.8% for 2000 from 62.6% for 1999. The increase in cost of service revenues was primarily attributable to the increased labor costs to support the implementation and maintenance of UltiPro HRMS/Payroll and costs associated with revenues generated from the IBM hosted model, partially offset by lower third party implementation consulting fees.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased by 14.7% to $20.1 million for 2000 from $17.5 million for 1999. Sales and marketing expenses, as a percentage of total revenues, increased to 33.5% for 2000 from 31.5% for 1999. The increase in sales and marketing costs was primarily due to a combination of increased travel expenses and higher advertising and marketing costs focusing on branding, particularly the branding of the Company's IBM hosted model, Intersourcing.

Research and Development

     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased by 52.6% to $15.7 million for 2000 from $10.3 million for 1999. Research and development expenses, as a percentage of total revenues, increased to 26.1% for 2000 from 18.4% for 1999. The increase in research and development expenses was primarily attributable to an increase in the number of software programmers, engineers and other development-related positions for the development and enhancement of UltiPro HRMS/Payroll, the continued development of UltiPro Web products, the expansion of application hosting capabilities and for the development of new HRMS/payroll-related enhancement modules.

General and Administrative

     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 35.1% to $7.3 million for 2000 from $5.4 million for 1999. General and administrative expenses, as a percentage of total revenues, increased to 12.2% for 2000 from 9.7% for 1999. The increase in general and administrative expenses was principally due to an increase in the provision for doubtful accounts.

Interest Expense

     Interest expense increased by 16.4% to $311 thousand for 2000 from $267 thousand from 1999 primarily due to an increase in capital lease obligations.

Interest and Other Income

     Interest and other income decreased by 36.9% to $320 thousand for 2000 from $507 thousand from 1999 primarily due to a decrease in cash and cash equivalents available for investment in money market and other short-term marketable securities.

Provision for Income Taxes

     No provision for Federal, state or foreign income taxes was made for 2000 due to the Company's cumulative net operating losses incurred through December 31, 2000. The provision for income taxes was $22 thousand in 1999 as a result of income taxes calculated under the alternative minimum tax method. Net operating loss carryforwards available at December 31, 2000, which expire at various times through the year 2020 and are available to offset future taxable income, are $33.5 million. The timing of maintaining sustained profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments. The Company's net deferred tax assets at December 31, 2000 were $13.0 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets was fully reserved as of December 31, 2000 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

Comparison of Fiscal Years Ended December 31, 1999 and 1998

Revenues

     Total revenues, consisting of license and service revenues, increased 28.7% to $55.8 million for 1999 from $43.3 million for 1998.

     License revenues increased 24.7% to $23.5 million for 1999 from $18.8 million for 1998. The increase in license revenues was primarily due to increased sales of UltiPro HRMS/Payroll, and, to a lesser degree, revenues generated from sales of UltiPro Web.

     Service revenues increased 31.7% to $32.3 million for 1999 from $24.5 million for 1998 primarily due to an increase in services related to the implementation of UltiPro HRMS/Payroll principally to support increased sales of the product. Other factors contributing to the increase as it pertained to implementation services were higher realization of hourly rates charged for services performed, partially offset by the Company's planned reduction of implementation consulting services subcontracted to third party providers (the "IP Decrease"). Services performed by such third party providers on behalf of Ultimate Software, and typically under the supervision of Ultimate Software's service consultants, were recognized as service revenues in the period performed. Additionally, maintenance and training revenues increased primarily as a result of an increase in the installed base of UltiPro HRMS/Payroll customers.

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

Sales and Marketing

     Sales and marketing expenses consisted primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices and marketing costs. Sales and marketing expenses increased by 9.4% to $17.5 million for 1999 from $16.0 million for 1998 primarily due to higher advertising and marketing costs, higher sales commissions and, to a lesser degree, additional costs associated with the Company's newer sales programs-the affiliate network and strategic alliances programs which were in existence for all of 1999 but only a portion of 1998. Under the affiliate network program, accounting firms, consulting firms and independent resellers marketed, sold and implemented the Company's products. The strategic alliance program typically involves strategic marketing relationships with other leading software vendors. During 2000, the Company merged the affiliate network program into the strategic alliance program. Sales and marketing expenses, as a percentage of total revenues, decreased to 31.5% for 1999 from 37.0% for 1999 primarily due to the absorption of the expenses in an increased total revenue base.

Research and Development

     Research and development expenses consisted primarily of software development personnel costs. Research and development expenses increased by 47.9% to $10.3 million for 1999 from $7.0 million for 1998. The increases in research and development expenses were primarily attributable to an increase in costs associated with hiring additional programmers and engineers for the development and enhancement of UltiPro HRMS/Payroll, the continued development of UltiPro Web products, and for the development of new HRMS/payroll-related enhancement modules. Research and development expenses, as a percentage of total revenues, increased to 18.4% for 1999 from 16.0% for 1998. The increase in research and development expenses, as a percentage of total revenues, was primarily due to increased personnel costs partially offset by the absorption of the expenses in an increased total revenue base.

General and Administrative

     General and administrative expenses consisted primarily of salaries of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 16.8% to $5.4 million for 1999 from $4.7 million for 1998. The increase in general and administrative expenses was principally due to increased staffing to support the Company's growth and an increase in the provision for doubtful accounts. General and administrative expenses, as a percentage of total revenues, decreased to 9.7% for 1999 from 10.7% for 1998 primarily due to the absorption of the expenses in an increased revenue base.

Amortization of Acquired Intangibles

     Amortization of acquired intangibles consisted of goodwill amortization associated with the acquisition of three Resellers in 1995 and nine Resellers in 1996 (the "Reseller Acquisitions"). As of December 31, 1998, the goodwill associated with the Reseller Acquisitions was fully amortized.

Compensation Related to Modification of Escrow Agreement

     Compensation expense was related to the modification of an escrow agreement, pursuant to which certain shares of the Company's Class B common stock (the "Class B Common Stock") were placed in escrow (the "Class B Escrow Agreement"). In March 1998, the Class B Escrow Agreement was modified to provide for the release of all of the shares of Class B Common Stock held in escrow upon the execution of a firm underwriting agreement for the Company's capital stock on or before July 1, 1998. Accordingly, a non-recurring, non-cash charge of $4.2 million for compensation expense was recorded during March 1998, representing the number of shares of stock released to directors, officers and employees of the Company multiplied by the difference between the fair market value of the Class B Common Stock on the date of modification and the price paid by the holders of the shares.

Interest Expense

     Interest expense increased by 29.0% to $267 thousand for 1999 from $207 thousand for 1998 primarily due to an increase in capital lease obligations, partially offset by the absence of bank borrowings in 1999.

Interest and Other Income

     Interest and other income decreased by 13.9% to $507 thousand for 1999 from $589 thousand for 1998 primarily due to the reduction of the remaining balance of the net proceeds from the IPO.

Provision for Income Taxes

     The provision for income taxes was $22 thousand in 1999 as compared to zero in 1998 as a result of income taxes calculated under the alternative minimum tax method. Net operating loss carryforwards available at December 31, 1999, which expire at various times through the year 2019 and were available to offset future taxable income, were $26.7 million. The timing of maintaining sustained profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments. The Company's net deferred tax assets at December 31, 1999 were $10.0 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets was fully reserved as of December 31, 1999 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

Quarterly Results of Operations

     The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2000 and 1999. In management's opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                                Quarters Ended
                                         -------------------------------------------------------------------------------------------
                                           Dec. 31,    Sept. 30,   June 30,  Mar. 31,   Dec. 31,   Sept. 30,   June 30,    Mar. 31,
                                             2000         2000       2000      2000       1999        1999       1999        1999
                                         ------------ ----------- -------------------- ---------- ----------- ---------- -----------
                                                                  (In thousands, except per share amounts)
Revenues:
 License ...............................   $  4,048    $  4,020    $ 9,549   $ 6,486    $ 6,405     $ 8,019    $ 6,011    $  3,019
 Services ..............................     10,341       8,977      8,267     8,342      8,374       7,864      8,339       7,726
                                           --------    --------    -------   -------    -------     -------    -------    --------
  Total revenues .......................     14,389      12,997     17,816    14,828     14,779      15,883     14,350      10,745
                                           --------    --------    -------   -------    -------     -------    -------    --------
Cost of revenues:
 License ...............................        239         286        415       346        200         223        185         143
 Services ..............................      7,159       5,962      5,343     5,547      5,222       4,596      5,300       5,101
                                           --------    --------    -------   -------    -------     -------    -------    --------
  Total cost of revenues ...............      7,398       6,248      5,758     5,893      5,422       4,819      5,485       5,244
                                           --------    --------    -------   -------    -------     -------    -------    --------
Operating expenses:
 Sales and marketing ...................      4,701       5,177      5,532     4,711      5,147       4,435      4,240       3,714
 Research and development ..............      4,243       4,024      3,796     3,624      3,118       2,664      2,405       2,094
 General and administrative ............      2,114       2,305      1,627     1,292      1,601       1,451      1,241       1,140
                                           --------    --------    -------   -------    -------     -------    -------    --------
  Total operating expenses .............     11,058      11,506     10,955     9,627      9,866       8,550      7,886       6,948
                                           --------    --------    -------   -------    -------     -------    -------    --------
  Operating income (loss) ..............     (4,067)     (4,757)     1,103      (692)      (509)      2,514        979      (1,447)
Interest expense .......................        (67)        (64)       (75)     (105)      (105)        (81)       (42)        (39)
Interest and other income ..............         75          88         74        83         84         101        140         182
                                           --------    --------    -------   -------    -------     -------    -------    --------
  Income (loss) before income taxes ....     (4,059)     (4,733)     1,102      (714)      (530)      2,534      1,077      (1,304)
Provision for income taxes .............         --          --         --        --         22          --         --          --
                                           --------    --------    -------   -------    -------     -------    -------    --------
  Net income (loss) ....................   $ (4,059)   $ (4,733)   $ 1,102   $  (714)   $  (552)    $ 2,534    $ 1,077    $ (1,304)
                                           ========    ========    =======   =======    =======     =======    =======    ========
Weighted average shares outstanding:
 Basic .................................     16,072      16,094     16,078    16,054     15,952      15,901     15,894      15,884
                                           ========    ========    =======   =======    =======     =======    =======    ========
 Diluted ...............................     16,072      16,094     16,491    16,054     15,952      16,084     15,910      15,884
                                           ========    ========    =======   =======    =======     =======    =======    ========
Net income (loss) per share--basic
 and diluted ...........................   $  (0.25)   $  (0.29)   $  0.07   $ (0.04)   $ (0.03)    $  0.16    $  0.07    $  (0.08)
                                           ========    ========    =======   =======    =======     =======    =======    ========

     The following table sets forth unaudited quarterly results of operations, as a percentage of total revenues, as applicable, for each of the quarters in the years ended December 31, 2000 and 1999.

                                                                           Quarters Ended
                                ----------------------------------------------------------------------------------------------------
                                  Dec. 31,    Sept. 30,    June 30,    Mar. 31,     Dec. 31,    Sept. 30,    June 30,     Mar. 31,
                                    2000         2000        2000        2000         1999         1999        1999         1999
                                ------------ ----------- ------------------------ ------------ ----------- ------------ ------------
Revenues:
 License ......................      28.1%       30.9%        53.6%       43.7%        43.3%       50.5%        41.9%        28.1%
 Services .....................      71.9%       69.1%        46.4%       56.3%        56.7%       49.5%        58.1%        71.9%
                                    -----       -----        -----       -----        -----       -----        -----        -----
  Total revenues ..............     100.0%      100.0%       100.0%      100.0%       100.0%      100.0%       100.0%       100.0%
                                    -----       -----        -----       -----        -----       -----        -----        -----
Cost of revenues:
 License ......................       1.7%        2.2%         2.3%        2.3%         1.4%        1.4%         1.3%         1.3%
 Services .....................      49.8%       45.9%        30.0%       37.4%        35.3%       28.9%        36.9%        47.5%
                                    -----       -----        -----       -----        -----       -----        -----        -----
  Total cost of revenues ......      51.4%       48.1%        32.3%       39.7%        36.7%       30.3%        38.2%        48.8%
                                    -----       -----        -----       -----        -----       -----        -----        -----
Operating expenses:
 Sales and marketing ..........      32.7%       39.8%        31.1%       31.8%        34.8%       27.9%        29.5%        34.6%
 Research and development .....      29.5%       31.0%        21.3%       24.4%        21.1%       16.8%        16.8%        19.5%
 General and administrative ...      14.7%       17.7%         9.2%        8.7%        10.8%        9.1%         8.6%        10.6%
                                    -----       -----        -----       -----        -----       -----        -----        -----
  Total operating expenses ....      76.8%       88.5%        61.5%       64.9%        66.8%       53.8%        55.0%        64.7%
                                    -----       -----        -----       -----        -----       -----        -----        -----
  Operating income (loss) .....     (28.3)%     (36.5)%        6.2%       (4.7)%        3.4%       15.8%         6.8%       (13.4)%
Interest expense ..............      (0.5)%      (0.5)%       (0.4)%      (0.6)%       (0.7)%      (0.5)%       (0.3)%       (0.4)%
Interest and other income .....       0.5%        0.7%         0.4%        0.6%         0.6%        0.6%         1.0%         1.7%
                                    -----       -----        -----       -----        -----       -----        -----        -----
 Income (loss) before taxes ...     (28.2)%     (36.4)%        6.2%       (4.8)%       (3.6)%      16.0%         7.5%       (12.1)%
Provision for income taxes ....       0.0%        0.0%         0.0%        0.0%         0.1%        0.0%         0.0%         0.0%
                                    -----       -----        -----       -----        -----       -----        -----        -----
 Net income (loss) ............     (28.2)%     (36.4)%        6.2%       (4.8)%       (3.4)       16.0%         7.5%       (12.1)%
                                    =====       =====        =====       =====        =====       =====        =====        =====

Liquidity and Capital Resources

     Prior to the IPO, the Company historically funded operations primarily through the sale of private equity securities and, to a lesser extent, equipment financing and borrowing arrangements. In June 1998, the Company completed the IPO which resulted in net proceeds to the Company totaling $28.4 million.

     As of December 31, 2000, the Company had $7.6 million in cash and cash equivalents, reflecting a net decrease of $1.4 million since December 31, 1999. Working capital as of December 31, 2000 was $8.2 million as compared to a working capital of $17.6 million as of December 31, 1999. The decrease in working capital since December 31, 1999 resulted primarily from the impact of the net loss on operations as well as additional capital lease obligations that are due within twelve months, principally for the purchase of computer equipment.

     Net cash provided by operating activities was $1.7 million for 2000 as compared $4.9 million net cash used in operating activities for 1999. The improvement in net cash provided by operating activities was primarily attributable to enhanced collection efforts with respect to accounts receivable, partially offset by a decrease in the Company's operating results for the year ended December 31, 2000.

     Net cash used in investing activities was $1.4 million for 2000 as compared to $3.2 million for 1999. The decrease in net cash used in investing activities was primarily attributable to lower capital expenditures on equipment and certain computer software purchases used in the Company's operations during the year ended December 31, 2000, as the Company increased the financing of equipment purchases.

     Net cash used in financing activities was $1.7 million for 2000 as compared to net cash provided by financing activities of $0.1 million for 1999. The increase in net cash used in financing activities was primarily due to additional principal payments on capital lease obligations and the Company's purchase of its Common Stock under the Stock Repurchase Plan discussed below, partially offset by proceeds from the issuances of Common Stock from stock options held by certain current and former employees of the Company.

     Through December 31, 2000, the Company had a working capital revolving line of credit (the "Credit Facility") with a bank (the "Bank"), which was secured by the Company's accounts receivable and bore interest at a rate equal to LIBOR plus 4.875% per annum. The amount available under the Credit Facility was limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.0 million. The Credit Facility expired on December 31, 2000 and was not renewed with the Bank due to a change in ownership of the Bank. The Company is in the process of securing a similar line of credit to replace the expired Credit Facility (the "Replacement Credit Facility").

     The net proceeds from the IPO, after deducting $4.1 million in underwriting discounts, commissions and other costs associated with the offering, were $28.4 million. As of December 31, 2000, there were no remaining net proceeds from the IPO.

     On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock (the "Stock Repurchase Plan"). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations. As of December 31, 2000, the Company had purchased 54,000 shares of the Company's Common Stock under the Stock Repurchase Plan.

     On March 13, 2001, under the Ceridian Agreement, Ceridian completed an up-front payment to Ultimate Software of $10 million, half of which is subject to the successful transfer of technology to Ceridian. Assuming the successful completion of the technology transfer, Ceridian will pay a monthly license fee based on (i) the number of employees paid using the Ultimate Software product; and/or (ii) the number of checks per employee. These payments are subject to a minimum monthly payment of $250,000 beginning in January 2002, increasing to $500,000 per month in January 2003 with 5% annual increases beginning in 2006. The maximum monthly payment starting in January 2002 is $1 million, subject to 5% annual increases beginning in 2003. Ceridian may terminate the Ceridian Agreement at any time prior to June 30, 2002 if the technology transfer has not been completed at that time. In such event, the Company would be obligated to refund $5,000,000 to Ceridian. In addition, after five years, either party can terminate the agreement with two years' notice, with Ceridian retaining certain rights to use the licensed software upon termination. Subject to successful technical knowledge transfer by January 1, 2002, the parties expect the minimum term of the agreement to be 7 years and that the amounts payable to Ultimate, including the $10 million already paid, will be between $45 million and $94 million during that period. Ceridian may acquire an equity interest in Ultimate through purchases in the open market or from third parties, subject to a contractual limitation of 14.99% of the Company's Common Stock.

     The Company believes that cash and cash equivalents, cash generated from operations, cash available pursuant to the Ceridian Agreement, and available borrowings under the Replacement Credit Facility, if obtained, will be sufficient to fund its operations for at least the next 12 months.

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

Recent Accounting Literature

     On December 3, 1999, the staff of the Securities and Exchange Commission (the "SEC") published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101, as amended, was adopted by the Company on January 1, 2000. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 did not have a material impact on the financial statements of the Company.

     In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF Issue No. 00-2"), which applies to all Web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific Web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Accordingly, certain Web site development costs that are currently expensed as incurred may be capitalized and amortized. The adoption of EITF Issue No. 00-2 did not have a material impact on the financial statements of the Company.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB No. 133" were issued in June 1998 and June 1999, respectively. They are effective for the Company's fiscal year ending December 31, 2001. These pronouncements, as further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133," establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company will adopt SFAS No. 133 on January 1, 2001. At December 31, 2000, the Company held no derivative instruments, as defined under SFAS No.
133. Therefore, there was no effect to the Company's financial statements upon adoption on January 1, 2001.

Forward-Looking Statements

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including Exhibit 99.1 hereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rates. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company's market risks.

     Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, which expired on December 31, 2000, was based on LIBOR plus 4.875% per annum. The Company is in the process of securing the Replacement Credit Facility which is anticipated to have the related interest rate tied to a market index similar to the Credit Facility. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Replacement Credit Facility, if obtained.

Item 8. Financial Statements and Supplementary Data


                                     INDEX

                                                                                  Page(s)
                                                                                 --------
Report of Independent Certified Public Accountants ..........................        31
Consolidated Balance Sheets as of December 31, 2000 and 1999 ................        32
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998 ..........................................        33
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
  December 31, 2000, 1999 and 1998 ..........................................        34
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998 ..........................................        35
Notes to Consolidated Financial Statements ..................................        37

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Ultimate Software Group, Inc.:

     We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ultimate Software Group, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Miami, Florida,
 January 26, 2001.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                 As of December 31,
                                                                                             ---------------------------
                                                                                                 2000           1999
                                                                                             ------------   ------------
                                           ASSETS
Current assets:
 Cash and cash equivalents ...............................................................    $   7,572      $   8,946
 Accounts receivable, net of allowance for doubtful accounts of $2,461 and $1,673 for
   2000 and 1999, respectively ...........................................................       18,825         20,670
 Prepaid expenses and other current assets ...............................................        1,025          2,772
                                                                                              ---------      ---------
  Total current assets ...................................................................       27,422         32,388
Property and equipment, net ..............................................................        6,211          5,007
Other assets, net ........................................................................          807          1,035
                                                                                              ---------      ---------
  Total assets ...........................................................................    $  34,440      $  38,430
                                                                                              =========      =========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ........................................................................    $   2,059      $   2,026
 Accrued expenses ........................................................................        5,623          3,647
 Deferred revenue ........................................................................        9,540          8,009
 Current portion of capital lease obligations ............................................        2,017          1,104
                                                                                              ---------      ---------
  Total current liabilities ..............................................................       19,239         14,786
Capital lease obligations, net of current portion ........................................          943          1,120
Deferred revenue .........................................................................          354            564
                                                                                              ---------      ---------
  Total liabilities ......................................................................       20,536         16,470
                                                                                              ---------      ---------
Commitments and contingencies (Note 12) ..................................................
Stockholders' equity:
 Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized,
   no shares issued and outstanding in 2000 and 1999 .....................................           --             --
 Preferred Stock, $.01 par value, 2,000,000 shares authorized in 2000 and 1999, no shares
   issued or outstanding .................................................................           --             --
 Common Stock, $.01 par value, 50,000,000 shares authorized, 16,100,090 and 16,046,769
   shares issued and outstanding in 2000 and 1999, respectively ..........................          161            160
 Additional paid-in capital ..............................................................       65,693         65,162
 Accumulated deficit .....................................................................      (51,766)       (43,362)
                                                                                              ---------      ---------
                                                                                                 14,088         21,960
Treasury stock, at cost, 54,000 shares ...................................................         (184)            --
                                                                                              ---------      ---------
  Total stockholders' equity .............................................................       13,904         21,960
                                                                                              ---------      ---------
  Total liabilities and stockholders' equity .............................................    $  34,440      $  38,430
                                                                                              =========      =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                         For the Years Ended December 31,
                                                                     ----------------------------------------
                                                                         2000          1999          1998
                                                                     ------------   ----------   ------------
Revenues:
 License .........................................................     $ 24,103      $23,454       $ 18,811
 Services ........................................................       35,927       32,303         24,519
                                                                       --------      -------       --------
  Total revenues .................................................       60,030       55,757         43,330
                                                                       --------      -------       --------
Cost of revenues:
 License .........................................................        1,286          751            834
 Services ........................................................       24,011       20,219         18,018
                                                                       --------      -------       --------
  Total cost of revenues .........................................       25,297       20,970         18,852
                                                                       --------      -------       --------
Operating expenses:
 Sales and marketing .............................................       20,121       17,536         16,024
 Research and development ........................................       15,687       10,281          6,953
 General and administrative ......................................        7,338        5,433          4,651
 Amortization of acquired intangibles ............................           --           --            638
                                                                       --------      -------       --------
  Total operating expenses .......................................       43,146       33,250         28,266
                                                                       --------      -------       --------
  Operating income (loss) ........................................       (8,413)       1,537         (3,788)
Compensation related to modification of escrow agreement .........           --           --         (4,183)
Interest expense .................................................         (311)        (267)          (207)
Interest and other income ........................................          320          507            589
                                                                       --------      -------       --------
 Income (loss) before income taxes ...............................       (8,404)       1,777         (7,589)
Provision for income taxes .......................................           --           22             --
                                                                       --------      -------       --------
 Net income (loss) ...............................................     $ (8,404)     $ 1,755       $ (7,589)
                                                                       ========      =======       ========
Net income (loss) per share--basic and diluted ...................     $  (0.52)     $  0.11       $  (0.52)
                                                                       ========      =======       ========
Weighted average shares outstanding:
 Basic ...........................................................       16,075       15,908         14,494
                                                                       ========      =======       ========
 Diluted .........................................................       16,075       16,125         14,494
                                                                       ========      =======       ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                                         Series A          Series B
                                                        Convertible       Convertible         Class A           Class B
                                                      Preferred Stock   Preferred Stock    Common Stock      Common Stock
                                                     ----------------- ----------------- ----------------- -----------------
                                                      Shares   Amount   Shares   Amount   Shares   Amount   Shares   Amount
                                                     -------- -------- -------- -------- -------- -------- -------- --------
Balance, December 31, 1997 .........................    192     $  2      296     $  3      236     $  2      658     $  7
Compensation related to modification of escrow
 agreement .........................................     --       --       --       --       --       --       --       --
Equity transaction of 1998 pooling transactions.....     --       --       --       --       --       --       --       --
Cancellation of shares related to release of
 escrow ............................................     --       --       --       --     (168)      (1)      --       --
Mandatory conversion in connection with the
 Release Event .....................................   (192)      (2)    (296)      (3)     (68)      (1)    (658)      (7)
Issuance of Common Stock for initial public
 offering (IPO) ....................................     --       --       --       --       --       --       --       --
Underwriting discounts and commissions in
 connection with the IPO ...........................     --       --       --       --       --       --       --       --
Offering costs in connection with the IPO ..........     --       --       --       --       --       --       --       --
Issuances of Common Stock from exercise of
 stock options .....................................     --       --       --       --       --       --       --       --
Non-cash issuances of options to Board to
 purchase Common Stock for board fees ..............     --       --       --       --       --       --       --       --
Net loss ...........................................     --       --       --       --       --       --       --       --
                                                       ----     ----     ----     ----     ----     ----     ----     ----
Balance, December 31, 1998 .........................     --       --       --       --       --       --       --       --
Issuances of Common Stock from exercise of
 stock options .....................................     --       --       --       --       --       --       --       --
Non-cash issuances of options to Board to
 purchase Common Stock for board fees ..............     --       --       --       --       --       --       --       --
Non-cash issuances of options to purchase
 Common Stock for services .........................     --       --       --       --       --       --       --       --
Net income .........................................     --       --       --       --       --       --       --       --
                                                       ----     ----     ----     ----     ----     ----     ----     ----
Balance, December 31, 1999 .........................     --       --       --       --       --       --       --       --
Issuances of Common Stock from exercise of
 stock options .....................................     --       --       --       --       --       --       --       --
Non-cash issuances of options to Board to
 purchase Common Stock for board fees ..............     --       --       --       --       --       --       --       --
Purchase of Treasury Stock .........................     --       --       --       --       --       --       --       --
Net loss ...........................................     --       --       --       --       --       --       --       --
                                                       ----     ----     ----     ----     ----     ----     ----     ----
Balance, December 31, 2000 .........................     --     $ --       --     $ --       --     $ --       --     $ --
                                                       ====     ====     ====     ====     ====     ====     ====     ====

                                                                                                                          Total
                                                        Common Stock    Additional                   Treasury Stock   Stockholders'
                                                     -----------------    Paid-in    Accumulated  -------------------    Equity
                                                      Shares   Amount     Capital      Deficit     Shares    Amount     (Deficit)
                                                     -------- -------- ------------ ------------- -------- ------------------------
Balance, December 31, 1997 .........................     --     $ --   $31,572      $(37,094)         --     $   --     $ (5,508)
Compensation related to modification of escrow
 agreement .........................................     --       --     4,183            --          --         --        4,183
Equity transaction of 1998 pooling transactions.....     --       --        --          (434)         --         --         (434)
Cancellation of shares related to release of
 escrow ............................................     --       --         1            --          --         --           --
Mandatory conversion in connection with the
 Release Event ..................................... 12,621      126      (113)           --          --         --           --
Issuance of Common Stock for initial public
 offering (IPO) ....................................  3,250       33    32,467            --          --         --       32,500
Underwriting discounts and commissions in
 connection with the IPO ...........................     --       --    (2,275)           --          --         --       (2,275)
Offering costs in connection with the IPO ..........     --       --    (1,841)           --          --         --       (1,841)
Issuances of Common Stock from exercise of
 stock options .....................................      8       --        43            --          --         --           43
Non-cash issuances of options to Board to
 purchase Common Stock for board fees ..............     --       --        31            --          --         --           31
Net loss ...........................................     --       --        --        (7,589)         --         --       (7,589)
                                                     ------     ----   -------      --------          --     ------     --------
Balance, December 31, 1998 ......................... 15,879      159    64,068       (45,117)         --         --       19,110
Issuances of Common Stock from exercise of
 stock options .....................................    168        1       947            --          --         --          948
Non-cash issuances of options to Board to
 purchase Common Stock for board fees ..............     --       --        80            --          --         --           80
Non-cash issuances of options to purchase
 Common Stock for services .........................     --       --        67            --          --         --           67
Net income .........................................     --       --        --         1,755          --         --        1,755
                                                     ------     ----   -------      --------          --     ------     --------
Balance, December 31, 1999 ......................... 16,047      160    65,162       (43,362)         --         --       21,960
Issuances of Common Stock from exercise of
 stock options .....................................     54        1       331            --          --         --          332
Non-cash issuances of options to Board to
 purchase Common Stock for board fees ..............     --       --       200            --          --         --          200
Purchase of Treasury Stock .........................     --       --        --            --          54       (184)        (184)
Net loss ...........................................     --       --        --        (8,404)         --         --       (8,404)
                                                     ------     ----   -------      --------          --     ------     --------
Balance, December 31, 2000 ......................... 16,101     $161   $65,693      $(51,766)         54     $ (184)    $ 13,904
                                                     ======     ====   =======      ========          ==     ======     ========

       The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                     For the Years Ended December 31,
                                                                                   -------------------------------------
                                                                                       2000         1999        1998
                                                                                   ------------ ----------- ------------
Cash flow from operating activities:
 Net income (loss) ...............................................................   $ (8,404)   $  1,755    $  (7,589)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
  Depreciation and amortization ..................................................      3,385       2,068        1,924
  Provision for doubtful accounts ................................................      3,572       1,771        1,369
  Non-cash issuances of equity instruments .......................................        200         147           31
  Compensation related to modification of escrow agreement .......................         --          --        4,183
  Changes in operating assets and liabilities, net of effects of acquisitions:
   Accounts receivable ...........................................................     (2,599)     (7,216)     (10,667)
   Prepaid expenses and other current assets .....................................      1,413        (705)      (1,042)
   Other assets ..................................................................       (124)        122         (201)
   Accounts payable ..............................................................         64        (734)       1,049
   Accrued expenses ..............................................................      2,038      (1,542)         133
   Deferred revenue ..............................................................      2,162        (561)      (2,456)
                                                                                     --------    --------    ---------
    Net cash provided by (used in) operating activities ..........................      1,707      (4,895)     (13,266)
                                                                                     --------    --------    ---------
Cash flows from investing activities:
 Purchases of property and equipment .............................................     (1,428)     (3,138)        (241)
 Net proceeds from (issuances of) notes receivable ...............................         43         (53)        (255)
                                                                                     --------    --------    ---------
    Net cash used in investing activities ........................................     (1,385)     (3,191)        (496)
                                                                                     --------    --------    ---------
Cash flows from financing activities:
 Net payments under line of credit agreements ....................................         --          --         (209)
 Net proceeds from capital lease obligations .....................................         --          --          381
 Principal payments on capital lease obligations .................................     (1,844)     (1,044)        (545)
 Equity transactions of 1998 poolings ............................................         --          --         (434)
 Net proceeds from issuances of Common Stock .....................................        332         948       28,427
 Purchases of treasury stock .....................................................       (184)         --           --
                                                                                     --------    --------    ---------
    Net cash provided by (used in) financing activities ..........................     (1,696)        (96)      27,620
                                                                                     --------    --------    ---------
Net increase (decrease) in cash and cash equivalents .............................     (1,374)     (8,182)      13,858
Cash and cash equivalents, beginning of year .....................................      8,946      17,128        3,270
                                                                                     --------    --------    ---------
Cash and cash equivalents, end of year ...........................................   $  7,572    $  8,946    $  17,128
                                                                                     ========    ========    =========
Supplemental disclosure of cash flow information:
 Cash paid for interest ..........................................................   $    238    $    168    $     207
                                                                                     ========    ========    =========

                                  (Continued)

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

Supplemental disclosure of non-cash investing and financing activities:

   The Company entered into capital lease obligations to acquire new equipment totaling $2,581, $1,412 and $2,183 in 2000, 1999 and 1998, respectively.
   Certain new equipment financed during 1998 was purchased in the latter part of 1997.

   Prior to the closing of the initial public offering of the Company's Common Stock in June 1998, shares of Common Stock were issued upon the conversion of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Class A Common Stock and Class B Common Stock.

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

     In February and March 1998, the Company acquired the businesses of five third-party resellers of the Company's products (the "Acquired Resellers") in exchange for an aggregate of 121,856 shares of the Company's Class B Common Stock, (converted into 1,233,061 shares of the Company's common stock, par value $.01 per share (the "Common Stock") in connection with the initial public offering discussed in Note 4). The Company accounted for these transactions using the poolings-of-interest method of accounting. Therefore, the accounts of the Acquired Resellers have been included retroactively in the consolidated financial statements as if the companies had operated as one entity since inception. See Note 15.

Cash and Cash Equivalents

     All highly liquid instruments with an original maturity of three months or less when acquired are considered cash equivalents. The accompanying consolidated balance sheets include $6.3 million and $8.0 million in interest-bearing accounts as of December 31, 2000 and 1999, respectively.

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

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

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

Deferred Revenue

     Deferred revenue is primarily comprised of deferrals for service revenues for which maintenance services have not yet been rendered.

     Associated deferred costs, representing commissions, were $897,000 and $768,000 at December 31, 2000 and 1999, respectively. Commission expense is recognized in the period the related revenue is recognized.

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


Income Taxes

     The Company is subject to corporate Federal and state income taxes and accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Acquired Intangibles

     Acquired intangibles were amortized on a straight-line basis over 30 months, the estimated useful life of such acquired assets (primarily consisting of customer lists and personnel) and were fully amortized as of December 31, 1998. Amortization of acquired intangibles was $638,000 in 1998.

Software Development Costs

     SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Software costs capitalized during 2000 and 1999 totaled $160,000 and $836,000, respectively. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which range from two to three years. Amortization of capitalized software was $351,000, $68,000 and $8,000 in 2000, 1999 and 1998, respectively.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 effective January 1, 1999. Such adoption did not have a material effect on the Company's financial position or results of operations.

Nonmonetary Transaction

     During 2000, the Company entered into a nonmonetary transaction with a third party for the exchange of the Company's HRMS/Payroll product for dissimilar computer software used in the Company's operations (the "Exchange"). The fair value of the computer software acquired was equivalent to the fair value of the Company's HRMS/Payroll product exchanged; therefore, there was no gain or loss recognized on the Exchange. Pricing associated with the Exchange was reasonable based on cash sales of similar products. In accordance with Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions," the Company recorded the resulting asset at its fair value of $393,000 and a corresponding amount as license revenues in 2000.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     The Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate fair value due to their short-term nature.

Accounting for Stock-Based Compensation

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the pro forma disclosures required by SFAS No. 123 for each of the three years in the period ended December 31, 2000. See Note 10.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Earnings Per Share

     SFAS No. 128, "Earnings Per Share," requires dual presentation of earnings per share--"basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                               For the Years Ended December 31,
                                               --------------------------------
                                                 2000       1999        1998
                                               --------   --------   ---------
   Weighted average shares outstanding .....    16,075     15,908     14,494
   Effect of dilutive stock options ........        --        217         --
                                                ------     ------     ------
   Dilutive shares outstanding .............    16,075     16,125     14,494
                                                ======     ======     ======

     Basic and diluted loss per share for all periods presented include the impact of the subsequent conversion of shares of Preferred and Common Stock outstanding as described in Notes 11 and 17, effected for the stock split discussed in Note 4. Other common stock equivalents (i.e., stock options) not included in the computation of diluted net income (loss) per share, as their impact is antidilutive, totaled 3,954,000, 1,380,000 and 2,105,000 for 2000,
1999 and 1998, respectively.

Comprehensive Income

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. There are no differences between comprehensive income, as defined in SFAS No. 130, and the Company's net income (loss) for all periods presented.

Segment Information

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment.

Recent Accounting Literature

     On December 3, 1999, the staff of the Securities and Exchange Commission (the "SEC") published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

on the recognition, presentation and disclosure of revenue in financial statements. SAB 101, as amended, was adopted by the Company on January 1, 2000. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 did not have a material impact on the consolidated financial statements of the Company.

     In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs", ("EITF Issue No. 00-02") which applies to all Web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific Web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). The adoption of EITF Issue No. 00-02 did not have a material impact on the consolidated financial statements of the Company.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB No. 133" were issued in June 1998 and June 1999, respectively. They are effective for the Company's fiscal year ending December 31, 2001. These pronouncements, as further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133," establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company will adopt SFAS No. 133 on January 1, 2001. At December 31, 2000, the Company held no derivative instruments, as defined under SFAS No.
133. Therefore, there was no effect to the Company's consolidated financial statements upon adoption of SFAS No. 133 on January 1, 2001.

3. STOCK REPURCHASE PLAN

     On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock (the "Stock Repurchase Plan"). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations. As of December 31, 2000, the Company had purchased 54,000 shares of the Company's Common Stock under the Stock Repurchase Plan.

4. INITIAL PUBLIC OFFERING

     On June 5, 1998, the Company completed the sale of 3,250,000 shares of the Company's Common Stock, in an initial public offering at an offering price of $10 per share (the "IPO"). Prior to the closing of the IPO, the Company's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Class A Common Stock and Class B Common Stock were converted into Common Stock. In connection with the IPO, the Company effected a 10.119-for-1 stock split of the issued and outstanding shares of the Common Stock. All references to Common Stock amounts, shares and per share data have been adjusted to give retroactive effect to the stock split.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

5. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                            As of December 31,
                                                           ---------------------
                                                              2000        1999
                                                           ---------   ---------
   Sales commissions ...................................    $1,071      $1,663
   Third-party fees for IBM hosted model ...............     1,162          --
   Other items individually less than 5% of total
     current liabilities................................     3,390       1,984
                                                            ------      ------
                                                            $5,623      $3,647
                                                            ======      ======

6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                           As of December 31,
                                                        ------------------------
                                                           2000          1999
                                                        ----------   -----------
   Equipment ........................................    $ 10,621     $  6,763
   Furniture, fixtures and improvements .............       3,298        2,919
                                                         --------     --------
                                                           13,919        9,682
   Less accumulated depreciation and amortization ...      (7,708)      (4,675)
                                                         --------     --------
                                                         $  6,211     $  5,007
                                                         ========     ========

     Included in property and equipment is equipment acquired under capital leases as follows (in thousands):

                                                As of December 31,
                                             -------------------------
                                                 2000          1999
                                             -----------   -----------
   Equipment .............................    $  6,467      $  3,886
   Less accumulated amortization .........      (3,949)       (2,105)
                                              --------      --------
                                              $  2,518      $  1,781
                                              ========      ========

     Depreciation and amortization expense on property and equipment totaled $3,033,000, $2,001,000 and $1,286,000, for the years ended December 31, 2000,
1999 and 1998, respectively.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

7. CAPITAL LEASE OBLIGATIONS

     The Company leases certain equipment under noncancellable agreements which are accounted for as capital leases and expire at various dates through 2003. Interest rates on these leases range from 2.0% to 6.3%. The annual maturities of the capital lease obligations are as follows as of December 31, 2000 (in thousands):

Year                                                                      Amount
- ----                                                                      ------
2001 ................................................................... $2,106
2002 ...................................................................    944
2003 ...................................................................     17
                                                                         ------
                                                                          3,067
Less amount representing interest ......................................   (107)
                                                                         ------
Lease obligations reflected as current ($2,017) and non-current ($943).. $2,960
                                                                         ======

8. LINE OF CREDIT AGREEMENTS

     In September 1996, the Company entered into a line of credit with a bank (the "Bank") for the lesser of $4,000,000 or 80% of eligible receivables, as defined (the "Working Capital Line"). The Working Capital Line was increased to the lesser of 80% of the eligible receivables (as defined) or $6.0 million for the period beginning April 23, 1998 and ending September 30, 1998. The Working Capital Line was further amended, from time to time, to extend the agreement to December 31, 2000 with available borrowings equivalent to the lesser of $4,000,000 or 80% of eligible receivables, as defined. The Working Capital Line bore interest at LIBOR plus 4.875% per annum (11.083% at December 31, 2000), but not less than 8.000% per annum in any month. Interest on the Working Capital Line was payable monthly. No amounts were outstanding under the Working Capital Line as of December 31, 2000 and 1999. The Working Capital Line was collateralized by substantially all of the Company's assets. The Working Capital Line expired on December 31, 2000 and was not renewed with the Bank due to a change in ownership of the Bank. The Company is in the process of securing a similar line of credit with other qualified lenders.

9. INCOME TAXES

     No provision or benefit for Federal or state income taxes was made for 2000 and 1998 due to the operating losses incurred in the respective periods. The provision for income taxes for 1999 represents current Federal taxes calculated under the alternative minimum tax method.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

9. INCOME TAXES--(Continued)

     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before income taxes. A reconciliation from the Federal income tax provision at the statutory rate to the effective rate is as follows (in thousands):

                                                                               For the Year Ended December 31,
                                                                            --------------------------------------
                                                                                2000         1999         1998
                                                                            ------------   --------   ------------
   Income tax provision (benefit) at statutory Federal tax rate .........     $ (2,941)     $  614      $ (2,656)
   Alternative minimum tax ..............................................           --          22            --
   Compensation related to modification of escrow agreement .............           --          --         1,464
   Earnings from pooling of interests ...................................           --          --          (330)
   Goodwill amortization ................................................          (57)        (57)          166
   Non-deductible expenses ..............................................          105          89            63
   Change in valuation allowance ........................................        2,981        (698)        1,283
   Other, net ...........................................................          (88)         52            10
                                                                              --------      ------      --------
   Provision for income taxes ...........................................     $     --      $   22      $     --
                                                                              ========      ======      ========
   Effective tax rate ...................................................         0.00%       1.25%         0.00%
                                                                              ========      ======      ========

     The components of the net deferred tax assets included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                     As of December 31,
                                                 ---------------------------
                                                     2000           1999
                                                 ------------   ------------
   Net operating losses ......................    $  11,739      $   9,333
   Alternative minimum tax credit ............           --             22
   Depreciation and amortization .............          487            333
   Accruals not currently deductible .........          105             76
   Allowance for doubtful accounts ...........          861            586
   Software development costs ................         (220)          (287)
   Other, net ................................           71             (1)
   Valuation allowance .......................      (13,043)       (10,062)
                                                  ---------      ---------
   Net deferred income tax assets ............    $      --      $      --
                                                  =========      =========

     The Company has provided a full valuation allowance on the deferred tax assets as realization of such amounts is not considered more likely than not. The Company reviews the valuation allowance requirement periodically and makes adjustments as warranted.

     At December 31, 2000, the Company had approximately $33,540,000 of net operating loss carryforwards for federal income tax reporting purposes available to offset future taxable income. The carryforwards expire through 2020. Utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

10. STOCK OPTIONS

     The Company has adopted The Ultimate Software Group, Inc. Nonqualified Stock Option Plan (the "Plan") under which the Company is authorized to issue options to purchase a total of 5,059,500 shares of the Company's Common Stock to directors, officers and employees of the Company. Under the Plan, options to purchase shares of Common Stock may be granted at prices equal to the market value of shares of the Company's Common Stock as of the date of grant, or at such other amount as may be determined by the Compensation Committee of the Board of Directors appointed to administer the Plan (the "Committee"). The Committee has discretion under the Plan to prescribe vesting periods for options which are granted under the Plan. In addition, options granted under the Plan become immediately exercisable in the event of a change in control of the Company and in certain other circumstances. The maximum term of the options granted under the Plan is 10 years. As of December 31, 2000, options available under the Plan to purchase shares of the Company's Common Stock totaled 876,275.

     The Plan provides that non-employee members of the Company's Board of Directors shall receive options in lieu of any retainer or meeting fees for serving on the Board or committees thereof. Such options vest upon the date of grant and have an exercise price equal to 30% of fair market value of the Company's Common Stock on the date of grant. See Note 11.

     A summary of stock options under the Company's Plan as of December 31, 2000, 1999 and 1998, and changes during the years then ended, is presented below:

                                                                    Weighted
                                                                    Average
                                                    Shares       Exercise Price
                                                -------------   ---------------
   Outstanding at December 31, 1997 .........     1,748,735          $6.27
    Granted .................................       443,174           9.10
    Exercised ...............................        (8,300)          5.16
    Forfeited ...............................       (79,047)          5.77
                                                  ---------          -----
   Outstanding at December 31, 1998 .........     2,104,562           6.89
    Granted .................................     1,402,903           7.39
    Exercised ...............................      (167,754)          5.65
    Forfeited ...............................      (102,739)          7.86
                                                  ---------          -----
   Outstanding at December 31, 1999 .........     3,236,972           8.22
    Granted .................................     1,031,208           5.61
    Exercised ...............................       (53,096)          6.24
    Forfeited ...............................      (261,505)          8.43
                                                  ---------          -----
   Outstanding at December 31, 2000 .........     3,953,579          $6.67
                                                  =========          =====

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

10. STOCK OPTIONS--(Continued)

     The following table summarizes information about stock options outstanding under the Plan at December 31, 2000:

                                   Options Outstanding                  Options Exercisable
                       -------------------------------------------   -------------------------
                                         Weighted-
                                          Average       Weighted-                    Weighted-
                                         Remaining       Average                      Average
      Range of                          Contractual      Exercise                    Exercise
   Exercise Prices        Number       Life (Years)       Price         Number         Price
- --------------------   ------------   --------------   -----------   ------------   ----------
   $1.69 to $4.25         648,060           9.4308        $2.78         222,173        $2.96
   $5.16 to $6.63         715,727           6.6201         5.35         668,500         5.26
   $7.21 to $7.75       1,676,635           7.6998         7.42       1,278,167         7.35
   $8.03 to $10.00        913,157           8.6193         9.06         391,542         9.39
                        ---------                                     ---------
   $1.69 to $10.00      3,953,579           8.0040        $6.67       2,560,383        $6.74
                        =========                                     =========

     Pro forma information is required by SFAS No. 123 for options issued to employees and has been determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 5.26% for 2000, 5.0%-5.5% for 1999 and 1998, dividend yield of 0% for all three years presented, expected volatility of 65% for each of the three years presented and an expected life of three years for each of the three years presented. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                     For the Years Ended December 31,
                                  ---------------------------------------
                                      2000          1999         1998
                                  ------------   ---------   ------------
   Net income (loss):
    As reported ...............    $  (8,404)     $1,755       $ (7,589)
    Pro forma .................      (10,323)        116         (8,446)
   Basic and diluted per share:
    As reported ...............    $   (0.52)     $ 0.11       $  (0.52)
    Pro forma .................        (0.64)       0.01          (0.58)

     The Company has also issued options to purchase shares of its Common Stock to non-employees for consulting services. See Note 11.

11. STOCKHOLDERS' EQUITY

Initial Public Offering

     As discussed more fully in Note 4, in June 1998 the Company sold 3,250,000 shares of the Company's Common Stock in an initial public offering at an offering price of $10 per share. Net proceeds to the Company from the IPO were $28.4 million. There were no net proceeds available from the IPO as of December 31, 2000.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

11. STOCKHOLDERS' EQUITY--(Continued)

The Transactions

     The Company was formed in April 1996 in connection with the consummation of a series of transactions during the second and third calendar quarters of 1996, including the following:

    (i) the businesses owned by nine third-party resellers of products of The Ultimate Software Group, Ltd., the Company's predecessor (the "Partnership"), products (the "Participating Resellers") were acquired by the Partnership;
    (ii) the shareholders of The Ultimate Software Group, Inc., the then general partner of The Ultimate Software Group, Ltd. ("GP"), and Strategic Image Systems, Inc. ("Strategic") (the "Participating Stockholders") assigned and transferred their shares in GP and Strategic to the Company;
    (iii) the business and operations of the Partnership were transferred and conveyed to the Company;
    (iv) the Company entered into escrow agreements with the Partnership and the Participating Stockholders obligating the Partnership to surrender certain shares for cancellation under certain circumstances as provided therein; and
    (v) J.P. Morgan Investment Corporation ("Morgan") and others invested $10,000,000 in the Company.

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

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

11. STOCKHOLDERS' EQUITY--(Continued)

Class A and Class B Common Stock

     The shares of the Class A and Class B Common Stock were subject to mandatory conversion into shares of Common Stock if the Board of Directors of the Company declared a mandatory conversion following the occurrence of a Release Event. Pursuant to the Board Action, each outstanding share of Class A and Class B Common Stock was converted into shares of the Company's Common Stock.

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

Other Equity Transactions

     On October 21, 1999, the Company entered into a definitive consulting agreement (the "Consulting Agreement") with Aberdeen Strategic Capital LP ("Aberdeen") under which Aberdeen was engaged to provide marketing, strategic and other advisory services to the Company. John R. Walter, a member of the Company's Board of Directors, has minority ownership interests in Aberdeen and its general partner.

     As sole compensation for the services of Aberdeen and its affiliates under the Consulting Agreement, on October 21, 1999 the Company issued to Aberdeen a warrant (the "Warrant") to

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

11. STOCKHOLDERS' EQUITY--(Continued)

purchase 100,000 shares of the Company's common stock, par value $0.01 per share, for $10 per share. The terms of the Warrant provided for vesting in eight quarterly increments of 12,500 shares, commencing on October 22, 1999, with no increment vesting if the Consulting Agreement were to be terminated before the vesting date for such increment. The Consulting Agreement was terminated by the Company on October 12, 2000, as of which date 50,000 shares were vested and the remaining 50,000 shares were canceled. The expiration date of the Warrant is July 22, 2003. The Company has accounted for such Warrant in accordance with the requirements prescribed in SFAS No. 123. Accordingly, the related compensation expense was $117,000 and $67,000 for 2000 and 1999, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations for the respective years.

     In 2000, the Company granted options to non-employee directors to purchase
(i) 2,320 shares of the Company's Common Stock for $3.69; (ii) 2,856 shares of the Company's Common Stock for $3.00; (iii) 2,540 shares of the Company's Common Stock for $2.70; and (iv) 4,710 shares of the Company's Common Stock for $2.42 in exchange for services rendered. In 1999, the Company granted options to non-employee directors to purchase (i) 4,396 shares of the Company's Common Stock for $1.95; (ii) 4,080 shares of the Company's Common Stock for $2.10;
(iii) 5,080 shares of the Company's Common Stock for $1.69; and (iv) 4,012 shares of the Company's Common Stock for $2.14 in exchange for services rendered. Such options are currently exercisable and were valued on the date of grant in accordance with the requirements prescribed in APB 25. The related compensation expense was $83,000, $80,000 and $31,000 in 2000, 1999 and 1998,
respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases corporate office space and certain equipment under noncancellable operating lease agreements expiring at various dates. The Company executed a lease for its corporate headquarters which expires in 2017 with lease payments commencing in July 1999 (see Note 13). Total rent expense under these agreements was $1,868,000, $2,029,000 and $2,012,000, for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 2000 (in thousands):

Year                         Amount
- ----                         ------
   2001 ................    $ 1,506
   2002 ................        999
   2003 ................        945
   2004 ................        837
   2005 ................        839
   Thereafter ..........     10,662
                            -------
                            $15,788
                            =======

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

12. COMMITMENTS AND CONTINGENCIES--(Continued)

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

13. RELATED PARTY TRANSACTIONS

     In mid-1999, the Company moved its corporate headquarters into a new and larger facility located in Weston, Florida. On December 31, 1998, the Company executed a commercial office lease to lease all available square footage in this new facility, or approximately 40,000 square feet. The lessor for this facility was a limited partnership of which a director and an officer of the Company were limited partners (the "Lessor"). Execution of the lease was made upon approval of a majority of disinterested members of the Board of Directors of the Company. The Company believes that the terms of the lease were no less favorable than could have been obtained from an unaffiliated party.

     In January 2000, the Lessor of the Company's new corporate headquarters sold the related building and land to a non-affiliated third-party corporation and has assigned the related commercial office lease to such third-party.

14. EMPLOYEE BENEFIT PLAN

     The Company provides retirement benefits for eligible employees, as defined, through a defined contribution benefit plan that is qualified under
Section 401(k) of the Internal Revenue Code (the "Plan"). Contributions to the Plan, which are made at the sole discretion of the Company, were $421,000, $401,000 and $267,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

15. ACQUISITION OF RESELLERS

     In February and March 1998, the Company acquired the businesses of five third-party resellers of the Company's products (the "Acquired Resellers") in exchange for an aggregate of 121,856 shares of the Company's Class B Common Stock (converted into 1,233,061 shares of Common Stock). Prior to these acquisitions, the Company and its stockholders had no ownership interest in the five Acquired Resellers and the financial and operating policies of the Acquired Resellers were not controlled by the Company. The acquisition of such Acquired Resellers was accounted for under the poolings-of-interest method of accounting.

16. MODIFICATION TO ESCROW AGREEMENT

     In March 1998, the Class B Escrow Agreement was modified to provide that all of the shares of Class B Common Stock held in escrow were to be released upon the execution of a firm underwriting agreement for the initial public offering of the Company's capital stock on or before July 1, 1998. Accordingly, approximately $4.2 million of compensation expense was recorded as of the date of modification, representing 60,429 shares of Class B Common Stock of the Company (converted into 611,477 shares of Common Stock) released to directors, officers and employees of the Company, multiplied by the difference between the fair market value of the Class B Common Stock on the date of the modification and the price paid by the holders of the shares. See Note 17.

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

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr, Dr. Alan Goldstein, Mitchell K. Dauerman and James M. Alu) and other key employees of the Company, and their ages as of March 10, 2000, are as follows:

Name                           Age    Position(s)
- ----                           ---    -----------
Scott Scherr                   49     Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr                 43     Vice Chairman of the Board
Alan Goldstein, M.D.           50     Executive Vice President, Chief Technology Officer and Director
Mitchell K. Dauerman           44     Executive Vice President, Chief Financial Officer and Treasurer
James M. Alu                   56     Executive Vice President and Chief Operating Officer
Dale T. Baker                  51     Vice President--Strategic Alliances
Donald M. Causey, Jr.          41     Vice President--Controller
Roy L. Gerber, Ph.D.           44     Vice President--Engineering
J.C. Gonzalez                  37     Vice President--Product Support
Gene Guhne                     36     Vice President--Sales, East Division
Jon Harris                     36     Vice President--Professional Services
James A. Jensen III            37     Vice President--Technical Sales
Linda Larrivee                 44     Vice President--Product Management
Robert Manne                   48     Vice President--General Counsel
Vivian Loynaz                  39     Vice President--People and Secretary
Linda Miller                   56     Vice President--Communications and Public Relations
Laura Perkins                  36     Vice President--Product Strategy
Felicia A. Smitha              40     Vice President--Finance
Greg Swick                     37     Senior Vice President--Sales
James C. Thie                  41     Vice President--Management Information Systems
John Van Wyckhouse             46     Vice President--Sales, West Division
Carol Wiese                    43     Vice President--Education Services
George F. Winter               41     Vice President and General Manager--Healthcare Division
Ofer Nemirovsky                42     Director
LeRoy A. Vander Putten         66     Director
John R. Walter                 54     Director
James A. FitzPatrick, Jr.      51     Director
Robert A. Yanover              64     Director

     Scott Scherr has served as President and a director of the Company since its inception in April 1996 and has been Chairman of the Board and Chief Executive Officer of the Company since September 1996. Mr. Scherr is also a member of the Executive Committee of the Board of Directors (the "Board"). In 1990, Mr. Scherr founded The Ultimate Software Group, Ltd. (the "Partnership"), the business and operations of which were assumed by the Company in 1998. Mr. Scherr served as President of the Partnership's general partner from the inception of the Partnership until its dissolution in March 1998. From 1979 until 1990, he held various positions at Automatic Data Processing, Inc. ("ADP"), a payroll services company, where his titles included Vice President of Operations and Sales Executive. Prior to joining ADP, Mr. Scherr operated Management Statistics, Inc., a data processing service bureau founded by his father, Reuben Scherr, in 1959. He is the brother of Marc Scherr, the Vice Chairman of the Board of the Company.

     Marc D. Scherr has been a director of the Company since its inception in April 1996 and was elected as Vice Chairman in July 1998. Mr. Scherr is also a member of the Executive Committee of the Board. Mr. Scherr became an executive officer of the Company effective March 1, 2000. Mr. Scherr served as a director of Gerschel & Co., Inc., a private investment firm from January 1992 until March 2000. In December 1995, Mr. Scherr co-founded Residential Company of America, Ltd. ("RCA"), a real estate firm, and served as President of its general partner until March 2000. Mr. Scherr also served as Vice President of RCA's general partner from its inception in August 1993 until December 1995. From 1990 to 1992, Mr. Scherr was a real estate pension fund advisor at Aldrich, Eastman & Waltch. Previously, he was a partner in the Boston law firm of Fine & Ambrogne. Mr. Scherr is the brother of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of the Company.

     Alan Goldstein, M.D., FACS has served as a director of the Company since its inception in April 1996 and as Executive Vice President and Chief Technology Officer since September 1996. Dr. Goldstein is also a member of the Executive Committee of the Board. From April 1996 through September 1996, he served as Vice President and Treasurer of the Company. From January 1994 until February 1998, Dr. Goldstein served as Vice President of the general partner of the Partnership. In 1989, Dr. Goldstein founded Strategic Image Systems, Inc., which produced and developed software applications and tools. From 1985 to 1986, Dr. Goldstein served as Vice President of Information Systems for Loren Industries, Inc., a jewelry casting manufacturer. From 1985 to 1987, Dr. Goldstein served as Director of Surgical Services at Kings County Hospital in New York. In 1985, as a trauma surgeon engaged in research and medical education, Dr. Goldstein developed a software application for use in hospitals to aid in patient management, quality assurance and physician education.

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

     Dale T. Baker has served as Vice President--Strategic Alliances since January 2001. From January 1999 to January 2001, Mr. Baker served as Vice President--UltiPro.com. From September 1996 until January 1999, he served the Company as Vice President--Strategic Alliances. From April 1996 through September 1996, he served as Vice President of the Company. Prior to that, he had served as a Vice President of the general partner of the Partnership from 1993 until April 1996. From 1990 to 1993, Mr. Baker was a Branch Manager for Cap Gemini America, an information services consulting firm.

     Donald M. Causey, Jr. has served as Vice President--Controller since February 2000 and as Controller since September 1996. From 1992 until September 1996, Mr. Causey served as Regional Controller for the Latin American division of the New Zealand Dairy Board, the largest dairy exporter worldwide. Mr. Causey worked in the tax practice of KPMG LLP from 1988 to 1992. Mr. Causey is a Certified Public Accountant.

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

     Gene Guhne has served as Vice President--Sales, East Division, since November 1999. From February 1998 to November 1999, Mr. Guhne served as Director of Sales, Mid-Atlantic Division. Prior to joining the Company, from 1992 to 1998, Mr. Guhne was the President of The Ultimate Software Group of the Carolinas, Inc. and the Vice President of The Ultimate Software Group of Virginia, Inc., a reseller of the Company which was acquired by the Company in March 1998. From 1987 to 1992, Mr. Guhne served in various positions at ADP, where his most recent position was Sales Director.

     Jon Harris has served as Vice President--Professional Services since July 1998. From 1992 to 1997, Mr. Harris held various management positions within ADP's National Accounts Division. From 1989 to 1992, Mr. Harris held the position of Consulting Services Director for Sykes Enterprises, Inc., a diverse information technology company.

     James A. Jensen III has served as Vice President--Technical Sales since March 2000. Mr. Jensen served as Vice President--Chief Information Officer and Technical Sales from March 2000 through February 2001. From April 1998 to March 2000, Mr. Jensen served as Director of Technical Sales. He served as Director of Internal Systems from March 1996 to April 1998 and Director of Development for HRMS/Payroll from March 1995 to March 1996. From 1994 to 1995, Mr. Jensen was Vice President of U. S. Operations of Prosoft Systems International, a software consulting services and custom programming company. From 1992 to 1994, Mr. Jensen was Senior Cost Estimator/Financial Analyst for GTE Government Systems Corporation, Federal Systems Division, a telecommunications and software development company for government contracting.

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

     Vivian Loynaz has served as Vice President--People for the Company since January 1998 and as Secretary of the Company since September 1996. Prior to that, Ms. Loynaz served as the Office Manager of the Company from its organization in April 1996 and of the Partnership from its inception in 1990 until April 1996. Ms. Loynaz is a HR Generalist and holds a Professional in Human Resources (PHR) certification from the Society for Human Resource Management (SHRM) association. From 1985 to 1990, Ms. Loynaz was a systems analyst for the Wholesale Division of ADP.

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

     Laura Perkins has served as Vice President--Product Strategy since July 1998. From May 1996 to July 1998, Ms. Perkins served as the Director of Applications Consulting for the Company. From 1991 to 1996, Ms. Perkins held various positions with Best Software, Inc., Abra Products Division. Ms. Perkins holds a Certified Payroll Professional (CPP) certification from the American Payroll Association (APA).

     Felicia A. Smitha has served as Vice President--Finance since February 2000. Ms. Smitha served as the Company's Director of Finance from June 1998 to February 2000. From 1990 to June 1998, Ms. Smitha held various financial management positions in private industry, including Director of Finance, from 1990 to 1996, for Pueblo Xtra International, Inc., the largest food retailer in Puerto Rico and the U. S. Virgin Islands. Ms. Smitha worked in the audit practice of KPMG LLP from 1987 to 1990. Ms. Smitha is a Certified Public Accountant.

     Greg Swick has served as Senior Vice President--Sales since January 2001. Mr. Swick served as Vice President and General Manager--PEO Division of the Company's sales organization from November 1999 to January 2001. From February 1998 to November 1999, Mr. Swick was Director of Sales, Northeast Division. Prior to joining the Company, Mr. Swick was President of The Ultimate Software Group of New York and New England, G.P., a reseller of the Company which was acquired by the Company in March 1998. From 1987 to 1994, Mr. Swick held various positions with ADP, where the most recent position was Area Vice President--ADP Dealer Services Division.

     James C. Thie has served as Vice President--Management Information Systems since February 2001. Mr. Thie has worked in the technology field for the past 20 years, principally in the financial services industry, including General Manager and Business Development Director of Encore Development, Inc., an e-business and systems integration company specializing in application development, data warehousing and electronic commerce, from 1999 until joining the Company. From 1996 to 1999, Mr. Thie held various positions with Computer Associates International, an international advanced technology consulting and systems integration company, where his most recent position was Senior Sales Executive.

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

     George F. Winter has served as Vice President and General Manager--Health Care Division of the Company's sales organization since October 1999 when he joined the Company. From 1997 to 1999, Mr. Winter was Vice President--Sales for Eclipsys Corporation, an end-to-end provider of information solutions to health care providers. From 1993 to 1997, Mr. Winter was Regional Manager of McKesson/HBOC, a leading health care information technology company.

     Ofer Nemirovsky has served as a director of the Company since June 1997 and is a member of the Executive Committee of the Board. Mr. Nemirovsky has been a Managing Director of HarbourVest Partners, LLC since January 1997. HarbourVest Partners, LLC was formed by the management team of Hancock Venture Partners, Inc., a venture capital investment firm ("HVP"), where Mr. Nemirovsky had served in various capacities since 1986. Prior to joining HVP, Mr. Nemirovsky held various computer sales and marketing positions at Hewlett-Packard Company, a measurement, computation and communications company. He is currently a director of Daleen Technologies, Inc., a leading independent network services provider and global carriers' carrier, as well as several privately-held companies.

     LeRoy A. Vander Putten has served as a director of the Company since October 1997, is Chairman of the Compensation Committee of the Board and is a member of the Audit Committee of the Board. Mr. Vander Putten has served as the Chairman of CORE Insurance Holdings, Inc., a member of the GE Global Insurance Group, engaged in the underwriting of casualty reinsurance, since August 2000. From April 1998 to August 2000, he served as Chairman of Trade Resources International Holdings, Ltd., a corporation engaged in trade finance for exporters from developing countries. From January 1988 until May 1997, Mr. Vander Putten was Chairman and Chief Executive Officer of Executive Risk Inc., a specialty insurance holding company. From August 1982 to January 1988, Mr. Vander Putten served as Vice President and Deputy Treasurer of The Aetna Life and Casualty Company, an insurance company.

     James A. FitzPatrick, Jr. has served as a director of the Company since July 2000. Mr. FitzPatrick is a partner in the law firm Dewey Ballantine LLP, which provides legal services to the Company. Before joining Dewey Ballantine LLP as a partner in February 1989, Mr. FitzPatrick was a partner in the law firm LeBoeuf, Lamb, Leiby & MacRae.

     John R. Walter has served as a director of the Company since July 1999 and is a member of the Audit Committee of the Board. Mr. Walter is the current Chairman of Manpower, Inc., retired President and Chief Operating Officer of AT&T, and former Chairman, President and Chief Executive Officer of R.R. Donnelley & Sons. In addition to Manpower, Inc. and Ultimate Software, Mr. Walter serves on the boards of directors of Abbott Laboratories, Deere & Company, Celestica, Inc., Applied Graphics Technologies, Inc. and Jones Lang LaSalle, Inc. Mr. Walter also serves on the International Advisory Council of the Singapore Economic Development Board, is a director of Evanston Northwestern Healthcare Corporation, is a trustee of Northwestern University and the Chicago Symphony Orchestra and holds numerous other advisory and membership positions. Mr. Walter began his career in 1969 at R.R. Donnelley, a world leader in the print industry. After holding sales and executive positions of increasing responsibility, in 1989 he was appointed R.R. Donnelley's Chairman, President and Chief Executive Officer, a position he retained through 1996, when he resigned to join AT&T.

     Robert A. Yanover has served as a director of the Company since January 1997 and is Chairman of the Audit Committee and a member of the Compensation Committee of the Board. Mr. Yanover founded Computer Leasing Corporation of Michigan, a private leasing company, in 1975 and has served as its President since that time. Mr. Yanover also founded Lason, Inc., a corporation specializing in the imaging business, and served as Chairman of the Board from its inception in 1987 until 1998 and as a director through February 2001.

     Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal. Mr. Scott Scherr, Dr. Alan Goldstein and Mr. Ofer Nemirovsky serve on the Board in the class whose term expires at the annual meeting of stockholders (the "Annual Meeting") in 2001. Mr. LeRoy A. Vander Putten and Mr. Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting in 2002. Mr. Marc D. Scherr, Mr. John R. Walter and Mr. James A. FitzPatrick, Jr. serve on the Board in the class whose term expires at the Annual Meeting in 2003.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Certain Related Transactions."


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Documents filed as part of this report:

     (1) Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K:

           Report of Independent Certified Public Accountants
           Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended December
            31, 2000, 1999 and 1998
           Consolidated Statements of Stockholders' Equity (Deficit) for the
            Years Ended December 31, 2000, 1999 and 1998
           Consolidated Statements of Cash Flows for the Years Ended December
            31, 2000, 1999 and 1998
           Notes to Consolidated Financial Statements

     (2) Consolidated Financial Statement Schedules:

           Report of Independent Certified Public Accountants
           Schedule II--Valuation and Qualifying Accounts

     (3) Exhibits

 Number                                             Description
 ------                                             -----------
  3.1      Amended and Restated Certificate of Incorporation (incorporated herein by reference to
           Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-47881), initially filed
           March 13, 1998 (the "Registration Statement")
  3.2      Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the
           Registration Statement)
  4.1      Form of Certificate for the Common Stock, par value $0.01 per share*
 10.1      Shareholders Rights Agreement, dated June 6, 1997 among the Company and certain stockholders named therein*
 10.2      Asset Purchase Agreement, dated February 2, 1998, among The Ultimate Software Group of
           Virginia, Inc., the Company and certain principals named therein*
 10.3      Asset Purchase Agreement, dated February 2, 1998, among the Company, The Ultimate
           Software Group of the Carolinas, Inc. and certain principals named therein*
 10.4      Asset Acquisition Agreement, dated February 20, 1998, among the Company, The Ultimate
           Software Group of Northern California, Inc. and certain principals named therein*
 10.5      Asset Purchase Agreement dated March 4, 1998, among the Company, Ultimate Investors
           Group, Inc. and certain principals named therein*
 10.6      Agreement and Plan of Merger dated February 24, 1998, among the Company, ULD Holding
           Corp., Ultimate Software Group of New York and New England, G.P. and certain principals named therein*
 10.7      Nonqualified Stock Option Plan, as amended as of October 26, 2000**

 Number                                             Description
 ------                                             -----------
 10.8      Lease Agreement, between the Company, as successor to The Ultimate Software Group, Ltd., and Gary A. Poliakoff as Trustee for Emerald Lake Trust, dated November 16, 1993 and extensions thereof*
 10.9      Extension Agreement entered into between Greyrock Capital, a Division of NationsCredit
           Commercial Corporation, and The Ultimate Software Group, Inc. dated November 24, 1998
           (incorporated by reference herein to corresponding exhibit in the Company's Form 10-K dated March 31, 1999)
 10.10     Extensions of Lease Agreement, between the Company, as successor to The Ultimate
           Software Group, Ltd., and Gary A. Poliakoff as Trustee for Emerald Lake Trust
           (incorporated by reference herein to corresponding exhibit in the Company's Form 10-K dated March 31, 1999)
 10.11     Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and the Company, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in the Company's Form 10-K dated March 31, 1999)
 10.12     Rights Agreement, dated as of October 22, 1998, between the Company and BankBoston,
           N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of
           Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights Certificate
           as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to
           Exhibit 2 to the Company's Current Report on Form 8-K dated October 23, 1998)
 10.13     Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 15, 1999)
 10.14     Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated
           October 21, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q dated November 15, 1999)
 10.15     Warrant issued to Aberdeen Strategic Capital LP (incorporated herein by reference to Exhibit
           10.2 to the Company's Quarterly Report on Form 10-Q dated November 15, 1999)
 10.16     Extension Agreement entered into between Greyrock Capital, a Division of NationsCredit
           Commercial Corporation, and The Ultimate Software Group, Inc. dated December 14, 1999
           (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K
           dated March 29, 2000)
 10.17     Software License Agreement between the Company and Ceridian Corporation dated as of
           March 9, 2001***
 21.1      Subsidiary of the Registrant*
 99.1      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities
           Litigation Reform Act of 1995**

- ----------------
  * Incorporated herein by reference to the corresponding exhibit in the Company's Registration Statement.

 ** Filed herewith.

*** Filed herewith. Confidential treatment of various portions of this exhibit has been requested from the Securities and Exchange Commission (the "SEC"). Such portions have been confidentially filed with the SEC.

     (b)  Reports on Form 8-K

     None.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To The Ultimate Software Group, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated January 26, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Miami, Florida,
 January 26, 2001.

                                                                    Schedule II


               The Ultimate Software Group, Inc. and Subsidiary
                       Valuation and Qualifying Accounts

                                    Balance at       Additions
                                   Beginning of     Charged to                       Balance at
         Classification                Year         Operations     Deductions(1)     End of Year
         --------------            ------------     ----------     -------------     -----------
Allowance for Doubtful Accounts
  December 31, 2000 ...........       $1,673          $3,572         $ (2,784)         $2,461
  December 31, 1999 ...........        1,119           1,771           (1,217)          1,673
  December 31, 1998 ...........          534           1,369             (784)          1,119

- ----------------
(1) Accounts receivable are principally from end-users of the Company's products. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses.

                                  Signatures

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 The Ultimate Software Group, Inc.

Date: March 27, 2001             By: /s/ Mitchell K. Dauerman
                                     ------------------------------------------
                                         Mitchell K. Dauerman
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                     Title                            Date
               ---------                                     -----                            ----
          /s/ Scott Scherr                President, Chief Executive Officer            March 27, 2001
- -----------------------------------       and Chairman of the Board
           Scott Scherr

     /s/ Mitchell K. Dauerman             Executive Vice President, Chief               March 27, 2001
- -----------------------------------       Financial Officer and Treasurer (Principal
       Mitchell K. Dauerman               Financial and Accounting Officer)

        /s/ Alan Goldstein                Executive Vice President,                     March 27, 2001
- -----------------------------------       Chief Technology Officer and Director
       Alan Goldstein, M.D.

        /s/ Marc D. Scherr                Vice Chairman of the Board                    March 27, 2001
- -----------------------------------
          Marc D. Scherr

       /s/ Ofer Nemirovsky                Director                                      March 27, 2001
- -----------------------------------
          Ofer Nemirovsky

    /s/ LeRoy A. Vander Putten            Director                                      March 27, 2001
- -----------------------------------
     LeRoy A. Vander Putten

        /s/ John R. Walter                Director                                      March 27, 2001
- -----------------------------------
          John R. Walter

   /s/ James A. FitzPatrick, Jr.          Director                                      March 27, 2001
- -----------------------------------
     James A. FitzPatrick, Jr.

        /s/ Robert Yanover                 Director                                      March 27, 2001
- -----------------------------------
          Robert Yanover

                                 EXHIBIT INDEX

Exhibit No.         Description
- -----------         -----------
  10.7              Nonqualified Stock Option Plan, as amended as of October 26,
                    2000

  10.17 Software License Agreement between the Company and Ceridian Corporation dated as of March 9, 2001

  99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995