Form 10-Q
period 2001-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2001-05-15
CIK 1016125

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

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

                               (954) 331 - 7000
                               ----------------
             (Registrant's telephone number, including area code)

                                     None
                                     ----
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of May 9, 2001, there were 15,926,934 shares of the Registrant's Common Stock, par value $.01, outstanding.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                                 Page(s)
                                                                                 -------
Part I--Financial Information:

Item 1--Financial Statements (unaudited):
         Condensed Consolidated Balance Sheets as of March 31, 2001 and
            December 31, 2000                                                         3
         Condensed Consolidated Statements of Operations for the Three
            Months Ended March 31, 2001 and 2000                                      4
         Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2001 and 2000                                      5
         Notes to Condensed Consolidated Financial Statements                       6-7

Item 2--Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    8-15

Item 3--Quantitative and Qualitative Disclosures About Market Risk                   15

Part II--Other Information:

Item 1--Legal Proceedings                                                            15
Item 2--Changes in Securities and Use of Proceeds                                    16
Item 3--Defaults upon Senior Securities                                              16
Item 4--Submission of Matters to a Vote of Security Holders                          16
Item 5--Other Information                                                            16
Item 6--Exhibits and Reports on Form 8-K                                             16

Signatures                                                                           17

                   PART 1--FINANCIAL INFORMATION

ITEM 1--Financial Statements

          THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except share data)

                                                                             As of            As of
                                                                           March 31,       December 31,
                               ASSETS                                        2001              2000
                                                                        ----------------  ---------------
Current assets:                                                           (Unaudited)
    Cash and cash equivalents                                                  $ 14,496          $ 7,572
    Accounts receivable, net                                                     19,150           18,825
    Prepaid expenses and other current assets                                     1,691            1,025
                                                                        ----------------  ---------------
       Total current assets                                                      35,337           27,422

Property and equipment, net                                                       6,053            6,211
Other assets, net                                                                   830              807
                                                                        ----------------  ---------------
       Total assets                                                            $ 42,220         $ 34,440
                                                                        ================  ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $ 1,216          $ 2,059
    Accrued expenses                                                              5,161            5,623
    Deferred revenue                                                             19,511            9,540
    Current portion of capital lease obligations                                  1,975            2,017
                                                                        ----------------  ---------------
       Total current liabilities                                                 27,863           19,239

Capital lease obligations, net of current portion                                   649              943
Deferred revenue                                                                    559              354
                                                                        ----------------  ---------------
       Total liabilities                                                         29,071           20,536
                                                                        ----------------  ---------------

Stockholders' equity:
    Preferred Stock, $.01 par value, 2,000,000 shares authorized
        in 2001 and 2000, respectively; no shares issued or outstanding               -                -
    Series A Junior Participating Preferred Stock, $.01 par value,
       500,000 shares authorized; no shares issued and
       outstanding in 2001 and 2000                                                   -                -
    Common Stock, $.01 par value, 50,000,000 shares
       authorized, 16,101,215 and 16,100,090 shares issued and
       outstanding in 2001 and 2000, respectively                                   161              161
    Additional paid-in capital                                                   65,728           65,693
    Accumulated deficit                                                         (52,306)         (51,766)
                                                                        ----------------  ---------------
                                                                                 13,583           14,088
    Treasury stock, at cost, 116,581 and 54,000 shares in 2001
       and 2000, respectively                                                      (434)            (184)
                                                                        ----------------  ---------------
                                                                                 13,149           13,904
                                                                        ----------------  ---------------
       Total liabilities and stockholders' equity                              $ 42,220         $ 34,440
                                                                        ================  ===============

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                  ---------------------------------
                                                                      2001                 2000
                                                                  ------------         ------------
Revenues, net:
    License                                                       $      5,327         $      6,486
    Services                                                            10,478                8,342
                                                                  ------------         ------------
       Total revenues, net                                              15,805               14,828
                                                                  ------------         ------------

Cost of revenues:
    License                                                                312                  346
    Services                                                             5,825                5,547
                                                                  ------------         ------------
       Total cost of revenues                                            6,137                5,893
                                                                  ------------         ------------

Operating expenses:
    Sales and marketing                                                  4,627                4,711
    Research and development                                             4,266                3,624
    General and administrative                                           1,385                1,292
                                                                  ------------         ------------
       Total operating expenses                                         10,278                9,627
                                                                  ------------         ------------
       Operating loss                                                     (610)                (692)

Interest expense                                                           (50)                (105)
Interest and other income                                                  120                   83
                                                                  ------------         ------------
    Net loss                                                      $       (540)        $       (714)
                                                                  ============         ============

Net loss per share:
    Basic and diluted                                             $      (0.03)        $      (0.04)
                                                                  ============         ============

Weighted average shares outstanding:
    Basic and diluted                                                   16,043               16,054
                                                                  ============         ============

 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                      ---------------------------
                                                                                          2001            2000
                                                                                      -------------   ------------
Cash flows from operating activities:
   Net loss                                                                           $        (540)  $       (714)
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                              982            710
     Provision for doubtful accounts                                                            314            411
     Non-cash issuances of stock options for services                                            31             58
     Changes in operating assets and liabilities:
       Accounts receivable                                                                     (555)        (2,523)
       Prepaid expenses and other current assets                                               (658)           329
       Other assets                                                                            (132)            51
       Accounts payable                                                                        (843)           781
       Accrued expenses                                                                        (461)          (564)
       Deferred revenue                                                                      10,093            120
                                                                                      -------------   ------------
         Net cash provided by (used in) operating activities                                  8,231         (1,341)
                                                                                      -------------   ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                         (475)          (717)
   Net issuances of notes receivable                                                             (9)             -
                                                                                      -------------   ------------
         Net cash used in investing activities                                                 (484)          (717)
                                                                                      -------------   ------------

Cash flows from financing activities:
   Principal payments on capital lease obligations                                             (577)          (347)
   Net proceeds from issuances of Common Stock                                                    4            198
   Purchases of treasury stock                                                                 (250)
                                                                                      -------------   ------------
         Net cash used in financing activities                                                 (823)          (149)
                                                                                      -------------   ------------

Net decrease in cash and cash equivalents                                                     6,924         (2,207)
Cash and cash equivalents, beginning of period                                                7,572          8,946
                                                                                      -------------   ------------
Cash and cash equivalents, end of period                                              $      14,496   $      6,739
                                                                                      =============   ============

Supplemental disclosure of cash flow information:
------------------------------------------------
   Cash paid for interest                                                             $          49   $         67
                                                                                      =============   ============

Supplemental disclosure of non-cash financing activities:
--------------------------------------------------------
 - The Company entered into capital lease obligations to acquire new equipment totaling $241 and $810 in the three months ended March 31, 2001 and 2000, respectively.

 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiary (the "Company") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the SEC on April 2, 2001.

        The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

2.      COMPREHENSIVE INCOME

        In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Comprehensive loss is equal to net loss for all periods presented.

3.      EARNINGS PER SHARE

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

           The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

                                                         For the Three Months
                                                             Ended March 31,
                                                          --------------------
                                                           2001         2000
                                                          -------     --------
          Weighted average shares outstanding             16,043        16,054
          Effect of dilutive stock options                     -             -
                                                          -------     --------
          Dilutive shares outstanding                     16,043        16,054
                                                          =======     ========
          Options outstanding which are not included
          in the calculation of diluted loss per
          share because their impact is antidilutive         4,520       3,222
                                                          =========   ========

4.      RECENT ACCOUNTING LITERATURE

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the effective date of FASB No. 133" were issued in June 1998 and June 1999 respectively. They are effective for the Company's fiscal year ending December 31, 2001. These pronouncements, as further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133,"establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company adopted SFAS No. 133, as amended, on January 1, 2001. At March 31, 2001, the Company held no derivative financial instruments, as defined by SFAS No. 133, as amended. Therefore, there was no effect to the Company's financial statements upon adoption on January 1, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. ("Ultimate Software" or the "Company") should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, including Exhibit 99.1 thereto.

     Ultimate Software designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll ("HRMS/payroll") software solutions. The Company's mission is to become the premier infrastructure provider of Internet payroll and employee management solutions.

     Ultimate Software's Web-based solution, UltiPro Web, includes employee administration, manager self-service, employee self-service, and benefits enrollment and is integrated with and supported by a back-office client/server solution known as UltiPro HRMS/Payroll (collectively, "UltiPro Web"). UltiPro Web is marketed primarily to mid-sized and small organizations, those with less than 15,000 employees, but scales to meet the needs of larger organizations. A Web-based self-service solution, UltiPro Web allows customers to empower their entire workforce - employees, managers and executives - to improve communications and efficiencies. UltiPro Web offers business intelligence reporting, access to benefits and paycheck history, direct deposit maintenance, and human resources management including Internet employee administration, benefits enrollment, recruitment and training features. Along with the back-office solution UltiPro HRMS/Payroll, UltiPro Web enables businesses to manage the employee life cycle strategically and cost effectively, from inception of employment through retirement.

     Ultimate Software reaches its customer base through its direct sales force and a network of business service providers ("BSPs") that market to their customers. The Company's direct sales force markets UltiPro as an in-house HRMS/payroll solution and alternatively as an application hosting offering. Pursuant to an agreement entered into during June 1999 with International Business Machines Global Services, Inc. ("IBM"), IBM hosts UltiPro for Ultimate Software customers (the "IBM Agreement"). Under the terms of the IBM Agreement, IBM provides the installation, ongoing maintenance and backup services at an IBM Data Hosting Center. The Company has branded the IBM- hosted model as "Intersourcing" to underscore the idea that part of the business value of this model is the convenience of outsourcing, coupled with in-house control over the client's own data. Intersourcing provides organizations real-time access to their employee information and reporting, roles-based Web-access for all employees, business intelligence tools for executive decision-making, and comprehensive HRMS/payroll functionality without a requirement for significant support from in-house information technology resources. IBM and Ultimate Software work together with Intersourcing customers to procure leasing agreements that provide a reduced requirement for up-front cash and convenient monthly payments.

     In April 2000, the Company announced a co-branding alliance program to target primarily those businesses with under 500 employees and to provide the opportunity for Ultimate Software to generate recurring revenues to supplement the license and services revenues, including recurring maintenance revenues, received primarily from its mid-sized customers, those with 500 to 15,000 employees. The program offers BSPs the opportunity to co-brand UltiPro and to price their offerings on a per employee per month basis. As of the date of this Form10-Q, Ultimate Software had signed 12 co-branding alliances.

           On March 9, 2001, Ultimate Software signed a co-branding agreement with Ceridian Corporation ("Ceridian") granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering which Ceridian intends to market primarily to businesses with under 500 employees (the "Ceridian Agreement"). Ceridian has informed Ultimate Software that it intends to name the offering "SourceWeb" and to distribute it as an outsourcing solution hosted by Ceridian or by a third-party hosting company. Under the terms of the Ceridian Agreement, Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. On March 13, 2001, Ceridian completed an up-front payment to Ultimate Software of $10 million (the "Initial Payment"), half of which is subject to the Company's successful transfer of technology to Ceridian. Assuming the successful completion of the technology transfer, Ceridian will pay a monthly license fee based on (i) the number of employees paid using the Ultimate Software product; and/or (ii) the number of checks per employee. These payments are subject to a minimum monthly payment of $250,000 beginning in January 2002, increasing to $500,000 per month in January 2003 with 5% annual increases beginning in 2006. The maximum monthly payment starting in January 2002 is $1 million, subject to 5 percent annual increases beginning in 2003. The Ceridian Agreement may be terminated by Ceridian at any time prior to June 30, 2002 if the technology transfer has not been completed at that time. In such event, the Company would be obligated to refund $5,000,000 to Ceridian. In addition, after five years, either party can terminate the agreement with two years' notice, with Ceridian retaining certain rights to use the licensed software upon termination. Subject to a successful transfer of technology to Ceridian by January 1, 2002, the parties expect the minimum term of the agreement to be 7 years and that the amounts payable to Ultimate, including the $10 million already paid, will be between $45 million and $94 million during that period. The Ceridian Agreement provides that Ceridian may acquire an equity interest in Ultimate through purchases in the open market or from third parties, subject to a contractual limitation of 14.99% of the Company's common stock, $.01 par value (the "Common Stock").

           For accounting purposes, the Initial Payment is included in deferred revenue as of March 31, 2001. On April 25, 2001, the Company indicated that license revenue related to the Initial Payment of the Ceridian Agreement would be recognized upon the completion of the technology transfer, expected to occur in the second half of 2001. However, the Company and its independent accountants are conducting a further review of the accounting treatment of all payments under the Ceridian Agreement, including the appropriate revenue recognition for the Initial Payment.

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

                                                      For the Three Months
                                                         Ended March 31,
                                                      ---------------------
                                                        2001         2000
                                                      --------    ---------
             Revenues, net:
                  License                                33.7 %      43.7 %
                  Services                               66.3        56.3
                                                      -------     -------
                     Total revenues, net                100.0       100.0
                                                      -------     -------
             Cost of revenues:
                  License                                 2.0         2.3
                  Services                               36.8        37.4
                                                      -------     -------
                     Total cost of revenues              38.8        39.7
                                                      -------     -------
             Operating expenses:
                  Sales and marketing                    29.3        31.8
                  Research and development               27.0        24.4
                  General and administrative              8.8         8.7
                                                      -------     -------
                     Total operating expenses            65.1        64.9
                                                      -------     -------
                     Operating loss                      (3.9)       (4.7)
             Interest expense                            (0.3)       (0.6)
             Interest and other income                    0.8         0.6
                                                      -------     -------
                  Net loss                               (3.4) %     (4.8) %
                                                      =======     =======

Revenues

     The Company's revenues are derived from two principal sources: software licenses ("license revenues") and fees for maintenance, implementation, training, fees from IBM hosted model and consulting services (collectively, "service revenues"). License revenues include revenues from software license agreements, for the Company's products, entered into between the Company and its customers in which the fees are noncancellable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenues in the consolidated balance sheets.

     Service revenues are recognized as services are performed and delivered. Included in service revenues are maintenance fees for maintaining, supporting and providing periodic updates, which are recognized ratably over the service period, generally one year. Upon delivery of the software, amounts included in the contract relating to unperformed service revenues are recorded as deferred revenue. The majority of the Company's customers that purchased software during 2001 and 2000 also purchased maintenance and support contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

     Total revenues, consisting of license and service revenues, increased 6.6 % to $15.8 million for the three months ended March 31, 2001 from $14.8 million for the three months ended March 31, 2000.

        License revenues decreased 17.9% to $5.3 million for the three months ended March 31, 2001 from $6.5 million for the three months ended March 31, 2000. This decrease in license revenues was primarily due to the absence of revenue-generation by the Company's newer sales channel which focuses on co-branding relationships, strategic business development (the "SBD Channel"). During the three months ended March 31, 2000, the SBD Channel contributed $1.5 million to license revenues while there were no SBD Channel revenues generated during the three months ended March 31, 2001.

        Service revenues increased 25.6 % to $10.5 million for the three months ended March 31, 2001 from $8.3 million for the three months ended March 31, 2000. The increase in service revenues was primarily attributable to increases in implementation revenues resulting from a higher rate per hour and increased utilization, as well as the growth in recurring maintenance revenues generated from a larger installed customer base.

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

        Cost of license revenues for the three months ended March 31, 2001 totaling $0.3 million was consistent with that of the same period last year primarily due to the increased amortization of capitalized software offset by lower third party license fees resulting from decreased license revenues. Cost of license revenues, as a percentage of license revenues, was 5.9% for the three months ended March 31, 2001 as compared to 5.3% for the three months ended March 31, 2000, primarily due to the amortization of capitalized software for UltiPro Web.

        Cost of service revenues increased by 5.0 % to $5.8 million for the three months ended March 31, 2001 from $5.5 million for the three months ended March 31, 2000 primarily due to increased labor costs and travel expenses to support the implementation of UltiPro Web. Cost of service revenues, as a percentage of service revenues, for the three months ended March 31, 2001 was 55.6% as compared to 66.5% for the three months ended March 31, 2000 primarily as a result of the absorption of the expenses in an increased service revenue base.

Sales and Marketing

        Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased by 1.8% to $4.6 million for the three months ended March 31, 2001 from $4.7 million for the three months ended March 31, 2000. The decrease in sales and marketing expenses was primarily due to a decrease in advertising and marketing costs partially offset by higher labor costs attributable to an increase in the sales force. Sales and marketing expenses, as a percentage of total revenues, decreased to 29.3% from 31.8% for the three months ended March 31, 2001 and 2000, respectively, primarily due to the absorption of the expenses in an increased total revenue base.

Research and Development

        Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased by 17.7% to $4.3 million for the three months ended March 31, 2001 from $3.6 million for the three months ended March 31, 2000. The increase in research and development expenses was primarily attributable to the increase in the number of software programmers, engineers and other development-related positions for the development and enhancement of UltiPro Web, the expansion of application hosting capabilities and for the development of new HRMS/payroll-related enhancement modules. Research and development expenses, as a percentage of total revenues, increased to 27.0% from 24.4% for the three months ended March 31, 2001 and 2000, respectively. The increase in research and development expenses, as a percentage of total revenues, was primarily due to increased personnel costs, partially offset by the absorption of the expenses in an increased total revenue base.

General and Administrative

        General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 7.2% to $1.4 million for the three months ended March 31, 2001 from $1.3 million for the three months ended March 31, 2000. The increase in general and administrative expenses was primarily due to increased costs to support the Company's growth. General and administrative expenses, as a percentage of total revenues, remained consistent at 8.8% for the three months ended March 31, 2001 and 2000, respectively, primarily due to the absorption of the expenses in an increased total revenue base.

Interest Expense

        Interest expense for the three months ended March 31, 2001 decreased by 52.4% to $50,000 from $105,000 for the same period last year due a decrease in interest expense associated with lower interest rates on new capital lease obligations coupled with the absence of an unused commitment fee on the Credit Facility, discussed below.

Interest and Other Income

        Interest and other income increased to $120,000 for the three months ended March 31, 2001 from $83,000 for the same period last year primarily due to interest earned on cash received in March 2001 under the Ceridian Agreement.

Provision for Income Taxes (Benefit)

        No provision or benefit for federal, state or foreign income taxes was made for the three months ended March 31, 2001 or 2000 due to the operating losses incurred in the respective periods. Net operating loss carryforwards available at December 31, 2000, which expire at various times through the year 2020 and are available to offset future taxable income, were $33.5 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

Liquidity and Capital Expenditures

        The Company has historically funded operations primarily through the sale of private equity securities and, to a lesser extent, equipment financing and borrowing arrangements. In June 1998, the Company completed an initial public offering of its Common Stock which resulted in net proceeds to the Company totaling approximately $28.4 million.

        As of March 31, 2001, the Company had $14.5 million in cash and cash equivalents, reflecting a net increase of $6.9 million since December 31, 2000. Working capital as of March 31, 2001 was $7.5 million as compared to $8.2 million as of December 31, 2000. The decline in working capital resulted primarily from the impact of the net loss on operations during the three months ended March 31, 2001.

        Net cash provided by operating activities was $8.2 million for the three months ended March 31, 2001 as compared to net cash used in operating activities of $1.3 million for the three months ended March 31, 2000. The increase in cash provided in operating activities was primarily attributable to an increase in deferred revenue resulting from the Ceridian Agreement, and improved collections of accounts receivable.

        Net cash used in investing activities was $0.5 million for the three months ended March 31, 2001 as compared to $0.7 million for the three months ended March 31, 2000. The decrease in net cash used in investing activities was primarily attributable to less equipment purchases and computer software purchases during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

        Net cash used in financing activities for the three months ended March 31, 2001 was $0.8 million as compared with $0.1 million for the three months ended March 31, 2000. The increase in net cash used in financing activities was primarily due to an increase in principal payments on capital lease obligations for the three months ended March 31, 2001 relative to that of the same period last year and the Company's purchase of 116,581 shares of the Company's Common Stock under the Stock Repurchase Plan, discussed below.

        The Company had a working capital revolving line of credit (the "Credit Facility") with a bank, which was secured by the Company's eligible accounts receivable. The Credit Facility expired on December 31, 2000 and was not renewed following a change in ownership of the bank. The Company is seeking to secure a line of credit to replace the expired Credit Facility (the "Replacement Credit Facility").

        On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock (the "Stock Repurchase Plan"). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations. As of March 31, 2001, the Company had purchased 116,581 shares of the Company's Common Stock under the Stock Repurchase Plan.

           On March 13, 2001, Ceridian completed an up-front payment to Ultimate Software of $10 million (the "Initial Payment"), half of which is subject to the Company's successful transfer of technology to Ceridian. Assuming the successful completion of the technology transfer, Ceridian will pay a monthly license fee based on (i) the number of employees paid using the Ultimate Software product; and/or (ii) the number of checks per employee. These payments are subject to a minimum monthly payment of $250,000 beginning in January 2002, increasing to

$500,000 per month in January 2003 with 5% annual increases beginning in 2006. The maximum monthly payment starting in January 2002 is $1 million, subject to 5 percent annual increases beginning in 2003. The Ceridian Agreement may be terminated by Ceridian at any time prior to June 30, 2002 if the technology transfer has not been completed at that time. In such event, the Company would be obligated to refund $5,000,000 to Ceridian. In addition, after five years, either party can terminate the agreement with two years' notice, with Ceridian retaining certain rights to use the licensed software upon termination. Subject to a successful transfer of technology to Ceridian by January 1, 2002, the parties expect the minimum term of the agreement to be 7 years and that the amounts payable to Ultimate, including the $10 million already paid, will be between $45 million and $94 million during that period. The Ceridian Agreement provides that Ceridian may acquire an equity interest in Ultimate through purchases in the open market or from third parties, subject to a contractual limitation of 14.99% of the Company's common stock, $.01 par value (the "Common Stock").

           For accounting purposes, the Initial Payment is included in deferred revenue as of March 31, 2001. On April 25, 2001, the Company indicated that license revenue related to the Initial Payment of the Ceridian Agreement would be recognized upon the completion of the technology transfer, expected to occur in the second half of 2001. However, the Company and its independent accountants are conducting a further review of the accounting treatment of all payments under the Ceridian Agreement, including the appropriate revenue recognition for the Initial Payment.

        The Company believes that cash and cash equivalents and cash generated from operations will be sufficient to fund its operations for at least the next 12 months.

Quarterly Fluctuations

        The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for the Company's products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that the Company will be able to establish or, if established, maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

Recent Accounting Literature

           SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the effective date of FASB No. 133" were issued in June 1998 and June 1999 respectively. They are effective for the Company's fiscal year ending December 31, 2001. These pronouncements, as further amended by SFAS No. 138, "Accounting for Certain

Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133,"establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company adopted SFAS No. 133, as amended, on January 1, 2001. At March 31, 2001, the Company held no derivative financial instruments, as defined by SFAS No. 133, as amended. Therefore, there was no effect to the Company's financial statements upon adoption on January 1, 2001.

Forward-Looking Statements

        The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed in the Company's Form 10-K, including Exhibit 99.1 thereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Interest rates. Cash equivalents consist of money market accounts with original maturities less than three months. Interest on the Credit Facility, which expired on December 31, 2000, was based on LIBOR plus 4.875% per annum. The Company is seeking to secure the Replacement Credit Facility which is anticipated to have the related interest rate tied to a market index similar to the Credit Facility. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Replacement Credit Facility, if obtained.

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

ITEM 2.    Changes in Securities and Use of Proceeds

      None

ITEM 3.    Defaults upon Senior Securities

      None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

      None.

ITEM 5.    Other Information

      On April 23, 2001, Mr. John R. Walter resigned as a member of the Company's Board of Directors.

ITEM 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           None.

      (b)  Reports on Form 8-K

                 No report on Form 8-K was filed during the quarter ended March 31, 2001.

                                  Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      The Ultimate Software Group, Inc.

Date:   May 15, 2001                  By:  /s/ Mitchell K. Dauerman
                                           ------------------------
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Authorized Signatory and Principal
                                           Financial and Accounting Officer)