Form 10-Q
period 2001-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2001-08-15
CIK 1016125

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
State or other jurisdiction of incorporation    (I.R.S. Employer Identification
                or organization                               No.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 1, 2001, there were 15,904,943 shares of the Registrant's Common Stock, par value $.01, outstanding.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                                                     Page(s)
                                                                                                     -------
Part I--Financial Information:

Item 1--Financial Statements (unaudited):
       Condensed Consolidated Balance Sheets as of June 30, 2001 and
        December 31, 2000                                                                                 3
       Condensed Consolidated Statements of Operations for the Three Months
        And Six Months Ended June 30, 2001 and 2000                                                       4
       Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2001 and 2000                                                                      5
       Notes to Condensed Consolidated Financial Statements                                             6-8

Item 2--Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                           9-17


Item 3--Quantitative and Qualitative Disclosures About Market Risk                                       17

Part II--Other Information:

Item 1--Legal Proceedings                                                                                17
Item 2--Changes in Securities and Use of Proceeds                                                        17
Item 3--Defaults upon Senior Securities                                                                  17
Item 4--Submission of Matters to a Vote of Security Holders                                              18
Item 5--Other Information                                                                                18
Item 6--Exhibits and Reports on Form 8-K                                                                 18

Signatures                                                                                               19

                            PART 1--FINANCIAL INFORMATION

ITEM 1--Financial Statements

                  THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands, except share data)

                                                                                                As of                 As of
                                                                                              June 30,             December 31,
                                       ASSETS                                                   2001                   2000
                                                                                         --------------------   -------------------
Current assets:                                                                              (Unaudited)
     Cash and cash equivalents                                                                      $ 12,080               $ 7,572
     Accounts receivable, net                                                                         18,198                18,825
     Prepaid expenses and other current assets                                                         2,013                 1,025
                                                                                         --------------------   -------------------
         Total current assets                                                                         32,291                27,422

Property and equipment, net                                                                            5,880                 6,211
Other assets, net                                                                                      2,853                   807
                                                                                         --------------------   -------------------
         Total assets                                                                               $ 41,024              $ 34,440
                                                                                         ====================   ===================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                $ 2,235               $ 2,059
     Accrued expenses                                                                                  4,281                 5,623
     Deferred revenue                                                                                 19,239                 9,540
     Current portion of capital lease obligations                                                      1,877                 2,017
                                                                                         --------------------   -------------------
         Total current liabilities                                                                    27,632                19,239

Capital lease obligations, net of current portion                                                        446                   943
Deferred revenue                                                                                         655                   354
                                                                                         --------------------   -------------------
         Total liabilities                                                                            28,733                20,536
                                                                                         --------------------   -------------------

Stockholders' equity:
     Preferred Stock, $.01 par value, 2,000,000
         shares authorized in 2001 and 2000, respectively;
         no shares issued or outstanding in 2001 and 2000                                                  -                     -
     Series A Junior Participating Preferred Stock, $.01 par value,
         500,000 shares authorized, no shares issued and
         outstanding in 2001 and 2000, respectively                                                        -                     -
     Common Stock, $.01 par value, 50,000,000 shares
         authorized, 16,104,940 and 16,100,090 shares issued and
         outstanding in 2001 and 2000, respectively                                                      161                   161
     Additional paid-in capital                                                                       65,767                65,693
     Accumulated deficit                                                                             (52,815)              (51,766)
                                                                                         --------------------   -------------------
                                                                                                      13,113                14,088
     Treasury stock at cost in 2001 and 2000, 199,997 and
         54,000 shares, respectively                                                                    (822)                 (184)
                                                                                         --------------------   -------------------
         Total stockholders' equity                                                                   12,291                13,904
                                                                                         --------------------   -------------------
         Total liabilities and stockholders' equity                                                 $ 41,024              $ 34,440
                                                                                         ====================   ===================

 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)


                                                             For the Three Months                    For the Six Months
                                                                Ended June 30,                         Ended June 30,
                                                        --------------------------------     -----------------------------------
                                                             2001             2000               2001               2000
                                                        ---------------   --------------     --------------   ------------------
Revenues:
     License                                                   $ 4,450          $ 9,549            $ 9,777             $ 16,035
     Services                                                    9,980            8,267             20,458               16,609
                                                        ---------------   --------------     --------------   ------------------
         Total revenues                                         14,430           17,816             30,235               32,644
                                                        ---------------   --------------     --------------   ------------------
Cost of revenues:
     License                                                       326              415                637                  761
     Services                                                    5,648            5,343             11,474               10,890
                                                        ---------------   --------------     --------------   ------------------
         Total cost of revenues                                  5,974            5,758             12,111               11,651
                                                        ---------------   --------------     --------------   ------------------
Operating expenses:
     Sales and marketing                                         4,879            5,532              9,506               10,243
     Research and development                                    2,331            3,796              6,597                7,420
     General and administrative                                  1,848            1,627              3,233                2,919
                                                        ---------------   --------------     --------------   ------------------
         Total operating expenses                                9,058           10,955             19,336               20,582
                                                        ---------------   --------------     --------------   ------------------
         Operating income (loss)                                  (602)           1,103             (1,212)                 411
Interest expense                                                   (42)             (75)               (92)                (180)
Interest and other income                                          136               74                256                  157
                                                        ---------------   --------------     --------------   ------------------
     Net income (loss)                                          $ (508)         $ 1,102           $ (1,048)               $ 388
                                                        ===============   ==============     ==============   ==================
Net income (loss) per share -- basic
     and diluted                                               $ (0.03)          $ 0.07            $ (0.07)              $ 0.02
                                                        ===============   ==============     ==============   ==================
Weighted average shares outstanding:
     Basic                                                      15,938           16,078             15,978               16,066
                                                        ===============   ==============     ==============   ==================
     Diluted                                                    15,938           16,491             15,978               16,623
                                                        ===============   ==============     ==============   ==================

 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                   For the Six Months
                                                                                                      Ended June 30,
                                                                                           ---------------------------------
                                                                                                2001              2000
                                                                                           ----------------   --------------
Cash flows from operating activities:
    Net income (loss)                                                                             $ (1,048)           $ 388
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
      Depreciation and amortization                                                                  2,000            1,481
      Provision for doubtful accounts                                                                  992            1,049
      Non-cash issuance of stock options for board fees and services                                    62              116
      Changes in operating assets and liabilities:
         Accounts receivable                                                                          (281)          (4,878)
         Prepaid expenses and other current assets                                                    (936)             430
         Other assets                                                                                 (215)              (6)
         Accounts payable                                                                              176            1,196
         Accrued expenses                                                                           (1,342)            (151)
         Deferred revenue                                                                            9,916            1,019
                                                                                           ----------------   --------------
           Net cash provided by operating activities                                                 9,324              644
                                                                                           ----------------   --------------

Cash flows from investing activities:
    Purchases of property and equipment                                                               (923)          (1,057)
    Additions to capitalized software                                                               (2,065)             (10)
    Net proceeds from (issuances of) notes receivable                                                  (52)              47
                                                                                           ----------------   --------------
           Net cash used in investing activities                                                    (3,040)          (1,020)
                                                                                           ----------------   --------------

Cash flows from financing activities:
    Repurchase of treasury stock                                                                      (638)               -
    Principal payments on capital lease obligations                                                 (1,151)            (774)
    Net proceeds from issuances of Common Stock                                                         13              242
                                                                                           ----------------   --------------
           Net cash used in financing activities                                                    (1,776)            (532)
                                                                                           ----------------   --------------
Net decrease in cash and cash equivalents                                                            4,508             (908)
Cash and cash equivalents, beginning of period                                                       7,572            8,946
                                                                                           ----------------   --------------
Cash and cash equivalents, end of period                                                          $ 12,080          $ 8,038
                                                                                           ================   ==============
Supplemental disclosure of cash flow information:
------------------------------------------------
    Cash paid for interest                                                                            $ 96            $ 136
                                                                                           ================   ==============

Supplemental disclosure of non-cash financing activities:
--------------------------------------------------------

  - The Company entered into capital lease obligations to acquire new equipment totaling $513 and $1,315 in the six months ended June 30, 2001 and 2000, respectively.


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

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

2.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Comprehensive income (loss) is equal to net income (loss) for all periods presented.

3.   EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                              For the three months ended        For the six months ended
                                                      June 30,                         June 30,
                                                2001             2000             2001           2000
                                            ------------    -------------     ------------    -----------
Weighted average shares outstanding               15,938           16,078           15,978         16,066
Effect of dilutive stock options                       -              413                -            557
                                            ------------    -------------     ------------    -----------
Dilutive shares outstanding                       15,938           16,491           15,978         16,623
                                            ============    =============     ============    ===========
Options outstanding which are not included
 in the calculation of diluted loss per
 share because their impact is antidilutive        4,622              498            4,622            447
                                            ============    =============     ============    ===========

4.   RECENT ACCOUNTING LITERATURE

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. At June 30, 2001, the Company held no derivative financial instruments, as defined by SFAS No. 133, as amended. Therefore, there was no effect to the Company's financial statements upon adoption.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective July 1, 2001. The adoption of SFAS No. 141 will not have an impact on the Company's financial position, results of operations or cash flows as of the date of adoption.

     In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the financial statements of the Company.

5.   CAPITALIZED SOFTWARE COSTS

     The Company accounts for its internal software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise

Marketed." Costs incurred internally in creating a computer software product are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. When the software product is available for general release to customers, capitalization ceases and such costs are amortized, using the straight-line method, on a product-by-product basis over the estimated life, which is generally three years.

     Capitalized software costs and accumulated amortization as of the periods presented were as follows (in thousands):

                                          June 30,         December 31,
                                            2001              2000
                                       -----------         ----------
Capitalized software from internal
    development costs                      $3,121             $1,046

Accumulated amortization                     (540)              (376)
                                       -----------         ----------
                                           $2,581             $  670
                                       ===========         ==========

     The Company recorded capitalized software amortization, included in cost of license fees in the accompanying unaudited consolidated statements of operations, of $82,000 and $164,000 in the three and six months ended June 30, 2001, respectively, and $63,000 and $125,000 in the three and six months ended June 30, 2000, respectively.

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

     Ultimate Software reaches its customer base through its direct sales force and a network of business service providers ("BSPs") that market to their customers. The Company's direct sales force markets UltiPro as an in-house HRMS/payroll solution and alternatively as an application hosting offering. Pursuant to an agreement entered into during June 1999 with International Business Machines Global Services, Inc. ("IBM"), IBM hosts UltiPro for Ultimate Software customers (the "IBM Agreement"). Under the terms of the IBM Agreement, IBM provides the installation, ongoing maintenance and backup services at an IBM Data Hosting Center. The Company has branded the IBM-hosted model as "Intersourcing" to underscore the idea that part of the business value of this model is the convenience of outsourcing, coupled with in-house control over the client's own data. Intersourcing provides organizations real-time access to their employee information and reporting, roles-based Web-access for all employees, business intelligence tools for executive decision-making, and comprehensive HRMS/payroll functionality without a requirement for significant support from in-house information technology resources. IBM and Ultimate Software work together with Intersourcing customers to procure leasing agreements that provide a reduced requirement for up-front cash and convenient monthly payments.

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

     On March 9, 2001, Ultimate Software signed a co-branding agreement (the "March 9 Agreement") with Ceridian Corporation ("Ceridian") and on August 9, 2001, Ultimate Software and Ceridian amended the March 9 Agreement (the "Amendment," together with the March 9 Agreement, the "Ceridian Agreement"). Pursuant to the Ceridian Agreement, Ultimate Software granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering which Ceridian intends to market primarily to businesses with under 500 employees. On March 13, 2001, Ceridian completed an up-front payment to Ultimate Software of $10.0 million (the "Initial Payment"). Under the terms of the March 9 Agreement, $5.0 million of the Initial Payment would have been refundable to Ceridian if the Company was unable to complete a successful transfer of technology to Ceridian (the "Technical Transfer"). However, under the terms of the Amendment, the parties have agreed that Ultimate Software shall retain the entire $10.0 million of the Initial Payment with no portion thereof being subject to refund. As provided in the Amendment, Technical Transfer will occur upon the earlier of (i) the execution by Ceridian of a customer contract as part of a general release by Ceridian of services or products containing the UltiPro software or (ii) 45 days following delivery of the UltiPro update planned for the first calendar quarter of 2002 known as the "NEO Release." Assuming the occurrence of Technical Transfer, Ceridian will pay a monthly license fee based on the number of employees paid using the Ultimate Software product. These payments are subject to a minimum monthly payment of $250,000 from the time of Technical Transfer through December 2002, increasing to $500,000 per month in January 2003 with 5% annual increases beginning in 2006. The maximum monthly payment starting from the time of Technical Transfer is $1.0 million, subject to 5% annual increases beginning in 2003. The Ceridian Agreement may be terminated by Ceridian at any time prior to the time of Technical Transfer. In addition, after five years, either party can terminate the agreement with two years' notice, with Ceridian retaining certain rights to use the licensed software upon termination. Subject to the occurrence of Technical Transfer, the parties expect the minimum term of the agreement to be 7 years (the "Minimum Term").

     For accounting purposes, the Initial Payment is included in deferred revenue as of June 30, 2001. Upon the attainment of Technical Transfer, the minimum payments guaranteed to the Company, less the portion attributable to maintenance revenue for the period prior to Technical Transfer, will be recognized ratably as subscription revenue from the date of Technical Transfer through the end of the Minimum Term. The portion of the Initial Payment attributable to maintenance revenue is recognized ratably over the period commencing on April 1, 2001 and ending as of the date of Technical Transfer.

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

Results of Operations

     The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                            For the Three Months               For the Six Months
                                               Ended  June 30,                    Ended June 30,
                                       ----------------------------        -----------------------------
                                          2001              2000               2001             2000
                                       --------           --------          --------           --------
Revenues:
   License                                 30.8%              53.6%             32.3%              49.1%
   Services                                69.2               46.4              67.7               50.9
                                       --------           --------          --------           --------
           Total revenues                 100.0              100.0             100.0              100.0
                                       --------           --------          --------           --------
Cost of revenues:
   License                                  2.3                2.3               2.1                2.3
   Services                                39.1               30.0              38.0               33.4
                                       --------           --------          --------           --------
           Total cost of revenues          41.4               32.3              40.1               35.7
                                       --------           --------          --------           --------
Operating expenses:
   Sales and marketing                     33.8               31.1              31.4               31.4
   Research and development                16.2               21.3              21.8               22.7
   General and administrative              12.8                9.1              10.7                8.9
                                       --------           --------          --------           --------
           Total operating expenses        62.8               61.5              63.9               63.0
                                       --------           --------          --------           --------
           Operating income (loss)         (4.2)              6.2               (4.0)               1.3
Interest expense                           (0.3)              (0.4)             (0.3)              (0.6)
Interest and other income                   1.0                0.4               0.9                0.5
                                       --------        -----------        ----------        -----------
   Net income (loss)                       (3.5)    %          6.2%             (3.4)    %          1.2%
                                       ========        ===========        ==========        ===========

Revenues

     The Company's revenues are derived from two principal sources: software licenses ("license revenues") and fees for maintenance, implementation, training, fees from the IBM hosted model and consulting services (collectively, "service revenues"). License revenues include revenues from software license agreements, for the Company's products, entered into between the Company and its customers in which the fees are noncancellable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenues in the consolidated balance sheets.

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

     Total revenues, consisting of license and service revenues, decreased 19.0% to $14.4 million for the three months ended June 30, 2001 from $17.8 million for the three months ended June 30, 2000. Total revenues decreased 7.4% to $30.2 million for the six months ended June 30, 2001 from $32.6 million for the six months ended June 30, 2000.

     License revenues decreased 53.4 % to $4.5 million for the three months ended June 30, 2001 from $9.5 million for the three months ended June 30, 2000. License revenue decreased 39.0% to $ 9.8 million for the six months ended June 30, 2001 from $16.0 million for the six months ended June 30, 2000.The decrease in license revenues was primarily due to lower sales generated by the Company's direct sales channel which management believes is a result of a lengthened business cycle partly due to current economic conditions. In addition, the Company changed its business strategy for its sales channel which focuses on co-branding relationships with BSPs, strategic business development (the "SBD Channel"). The Company's objective with the SBD Channel is to achieve a more predictable linear revenue model. Based on market conditions, during the three months ended September 30, 2000, the Company made adjustments to its strategy for attaining its SBD Channel objective. The Company revised its former requirement for strategic partners to pay a large upfront license fee along with ongoing per employee per month ("PEPM") fees by de-emphasizing the upfront license fee and emphasizing the recurring revenue from PEPM fees. The planned result is to provide a higher percentage of recurring revenue in the SBD Channel with correspondingly lower upfront commitments. During the three and six months ended June 30, 2000, the SBD Channel contributed $1.5 million and $3.3 million, respectively, to license revenues while there were no SBD Channel revenues generated in the three and six months ended June 30, 2001.

     Service revenues increased 20.7 % to $9.9 million for the three months ended June 30, 2001 from $8.3 million for the three months ended June 30, 2000. Service revenues increased 23.2% to $20.5 million for the six months ended June 30, 2001 from $16.6 million for the six months ended June 30, 2000. The increase in service revenues was primarily attributable to an increase in the utilization of implementation system consultants and an increase the headcount of billable implementation system consultants and the resulting increase in the number of hours billed to clients, as well as the growth in recurring maintenance revenues generated from a larger installed customer base.

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

     Cost of license revenues decreased 21.5% to $0.3 million for the three months ended June 30, 2001 from $0.4 million for the three months ended June 30, 2000. Cost of licenses revenues decreased 16.3% to $0.6 million for the six months ended June 30, 2001 from $0.8 million for the six months ended June 30, 2000. The decrease in cost of license revenues was primarily due to lower third party license fees resulting from decreased licensing activity in the three and six months ended June 30, 2001. Cost of license revenues, as a percentage of license revenues, increased to 7.3% for the three months ended June 30, 2001 as compared to 4.3% for the three months ended June 30, 2000 and increased to 6.5% for the six months ended June 30, 2001 from 4.7% for the six-month period ended June 30, 2000, primarily due to an increase in the amortization of capitalized software for UltiPro Web and a decrease in the license revenue base in 2001. Cost of license fees as a percentage of license revenues will likely fluctuate from period to period due principally to the mix of sales of software products which generate third party license fees in each period and fluctuations in revenues contrasted with fixed expenses such as the amortization of capitalized software.

     Cost of service revenues increased by 5.7 % to $5.7 million for the three months ended June 30, 2001 from $5.3 million for the three months ended June 30, 2000. Costs of service revenues increased 5.4% to $11.5 million for the six months ended June 30, 2001 from $10.9 million for the six months ended June 30, 2000 primarily due to increased labor costs and travel expenses to support the implementation of UltiPro Web. Cost of service revenues, as a percentage of service revenues, for the three months ended June 30, 2001 decreased to 56.6% from 64.6% for the three months ended June 30, 2000 and to 56.1% for the six months ended June 30, 2001 from 65.6% from June 30, 2000 primarily as a result of the absorption of the expenses in an increased service revenue base.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased by 11.8% to $4.9 million for the three months ended June 30, 2001 from $5.5 million for the three months ended June 30, 2000. Sales and marketing costs decreased 7.2% to $9.5 million for the six months ended June 30, 2001 from $10.2 million for the six months ended June 30, 2000. The decrease in sales and marketing expenses was primarily due to a decrease in advertising and marketing costs partially offset by higher labor costs attributable to an increase in the sales force. Sales and marketing expenses, as a percentage of total revenues, increased to 33.8% from 31.1% for the three months ended June 30, 2001 and 2000, respectively and for the six months ended June 30 2001 and 2000 remained constant at 31.4%.

Research and Development

     Research and development expenses consist primarily of software development personnel costs. Research and development expenses decreased by 38.6 % to $2.3 million for the three months ended June 30, 2001 from $3.8 million for the three months ended June 30, 2000. Research and development expenses decreased by 11.1% to $6.6 million for the six months ended June 30, 2001 from $7.4 million for the period ended June 30, 2000. The decrease in research and development expenses was primarily attributable to the capitalization during the three months ended June 30, 2001 of $2.1 million in costs, principally software development personnel costs, associated with the development of certain major products expected to be released within the next 12 months. Such capitalized software costs will be amortized ratably to cost of license, on a product-by-product basis over the estimated life (which is typically three years) following the general release of the underlying software products. Research and development expenses, as a percentage of total revenues, decreased to 16.2% for the period ended June 30, 2001 from 21.3% for the three months ended June 30, 2000 and decreased to 21.8% for the period ended June 30, 2001 from 22.7% from the period ended June 30, 2000 The decrease in research and development expenses, as a percentage of total revenues, was primarily due to the software capitalization which occurred in the three months ended June 30, 2001. Excluding the impact of research and development expenses capitalized in the period, research and development expenses, as a percentage of total revenues, were 29.2% and 21.4% for the three months ended June 30, 2001 and 2000, respectively, and 28.0% and 22.8% for the six months ended June 30, 2001 and 2000, respectively.

General and Administrative

     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 13.6% to $1.8 million for the three months ended June 30, 2001 from $1.6 million for the three months ended June 30, 2000. General and administrative expenses increased 10.8 % to $3.2 million for the six months ended June 30, 2001 from $2.9 million for the six months ended June 30, 2000. The increases in general and administrative expenses were primarily due to increased labor costs to support the Company's growth and an increase in the provision for doubtful accounts. General and administrative expenses, as a percentage of total revenues, increased to 12.8% for the three months ended June 30, 2001 from 9.1% for the period ended June 30, 2000 and to 10.7% for the six months ended June 30, 2001 from 8.9% for the six months ended June 30, 2000.

Interest Expense

     Interest expense decreased by 44.0% to $42,000 for the three months ended June 30, 2001 from $75,000 for the three months ended June 30, 2000. Interest expense decreased 48.9% to $92,000 for the six months ended June 30, 2001 from $180,000 for the six months ended June 30, 2000. The decrease in interest expense was due to lower interest rates on new capital lease obligations coupled with the absence of an unused commitment fee on the Credit Facility, discussed below.

Interest and Other Income

     Interest and other income increased 83.8% to $136,000 for the three months ended June 30 2001 from $74,000 for the three months ended June 30, 2000. Interest and other income increased 63.1% to $256,000 for the six months ended June 30, 2001 from $157,000 for the six months ended June 30, 2000 primarily due to interest earned on cash received in March 2001 under the Ceridian Agreement.

Provision for Income Taxes (Benefit)

     No provision or benefit for federal, state or foreign income taxes was made for the three months or six months ended June 30, 2001 or 2000 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2000, which expire at various times through the year 2020 and are available to offset future taxable income, were $33.5 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

Liquidity and Capital Expenditures

     The Company has historically funded operations primarily through the sale of private and public equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

     As of June 30, 2001, the Company had $12.1 million in cash and cash equivalents, reflecting a net increase of $4.5 million since December 31, 2000. Working capital as of June 30, 2001 was $4.7 million as compared to $8.2 million as of December 31, 2000. The decline in working capital resulted primarily from the impact of the net loss on operations for the six months ended June 30, 2001.

     Net cash provided by operating activities was $9.3 million for the six months ended June 30, 2001 as compared to $0.6 million for the six months ended June 30, 2000. The increase in net cash provided by operating activities was primarily attributable to the Initial Payment under the Ceridian Agreement and the capitalization of internally developed software costs totaling $2.1 million and, to a lesser extent, improved collections of accounts receivable, partially offset by the funding of operations.

     Net cash used in investing activities was $3.0 million for the six months ended June 30, 2001 as compared to $1.0 million for the six months ended June 30, 2000. The increase in net cash used in investing activities was primarily due to an increase in capitalized software in 2001.

     Net cash used in financing activities for the six months ended June 30, 2001 was $1.8 million as compared to $0.5 million for the six months ended June 30, 2000. The increase in net cash used in financing activities was primarily due to an increase in principal payments on capital lease obligations for the six months ended June 30, 2001 relative to that of the same period last year and the Company's purchase of its Common Stock under the Stock Repurchase Plan, discussed below.

     The Company had a working capital revolving line of credit (the "Credit Facility") with a bank, which was secured by the Company's eligible accounts receivable. The Credit Facility expired on December 31, 2000 and was not renewed, following a change in ownership of the bank. The Company is seeking to secure a line of credit to replace the expired Credit Facility (the "Replacement Credit Facility").

     On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock (the "Stock Repurchase Plan"). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations. As of June 30, 2001, the Company had purchased 199,997 shares of the Company's Common Stock under the Stock Repurchase Plan.

     Under the terms of the Ceridian Agreement, as amended, assuming the occurrence of Technical Transfer, Ceridian will pay a monthly license fee to Ultimate Software based on the number of employees paid using the Ultimate Software product. These payments are subject to a minimum monthly payment of $250,000 from the time of Technical Transfer through December 2002, increasing to $500,000 per month in January 2003 with 5% annual increases beginning in 2006. The maximum monthly payment starting from the time of Technical Transfer is $1.0 million, subject to 5% annual increases beginning in 2003. The Ceridian Agreement may be terminated by Ceridian at any time prior to the time of Technical Transfer. In addition, after five years, either party can terminate the agreement with two years' notice, with Ceridian retaining certain rights to use the licensed software upon termination. The entire amount of the Initial Payment totaling $10.0 million is not refundable to Ceridian.

     The Company believes that cash and cash equivalents and potential cash generated from operations will be sufficient to fund its operations for at least the next 12 months.

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

Recent Accounting Literature

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. At June 30, 2001, the Company held no derivative financial instruments, as defined by SFAS No. 133, as amended. Therefore, there was no effect to the Company's financial statements upon adoption.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective July 1, 2001. The adoption of SFAS No. 141 will not have an impact on the Company's financial position, results of operations or cash flows as of the date of adoption.

     In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the financial statements of the Company.

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

     None

ITEM 3.  Defaults upon Senior Securities

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

       The Company held its Annual Meeting of Stockholders on May 11, 2001. The principal business of the meeting was to elect two directors to serve for three-year terms or until their respective successors are duly elected and qualified. No other business came before the meeting.

       The names of the two nominees for director whose terms expired at the 2001 Annual Meeting of Stockholders of the Company and who were elected to serve as directors until the 2004 Annual Meeting of Stockholders are as follows:

               Nominee                For                  Withheld Vote
------------------------------  ---------------    ----------------------------
Scott Scherr                       11,825,782                244,849
Dr. Alan Goldstein                 11,817,952                252,679

     The names of each other director whose term of office as a director continues after the 2001 Annual Meeting of Stockholders and their respective term expirations are as follows:

Term Expires in 2002:
   LeRoy A. Vander Putten
   Robert A. Yanover

Term Expires in 2003:
    James A. FitzPatrick, Jr.
    Marc D. Scherr

ITEM 5.     Other Information

     None.

ITEM 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

            None.

     (b)    Reports on Form 8-K

            No report on Form 8-K was filed during the quarter ended June 30, 2001.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Ultimate Software Group, Inc.

Date:  August 14, 2001        By:  /s/ Mitchell K. Dauerman
                                   --------------------------------------
                              Executive Vice President, Chief Financial
                              Officer and Treasurer (Authorized Signatory
                              and Principal Financial and Accounting
                              Officer)