Form 10-Q
period 2001-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2001-11-13
CIK 1016125

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

     As of October 31, 2001, there were 15,893,568 shares of the Registrant's Common Stock, par value $.01, outstanding.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                               Page(s)
                                                                               -------
Part I--Financial Information:

Item 1--Financial Statements (unaudited):
       Condensed Consolidated Balance Sheets as of September 30, 2001 and
          December 31, 2000                                                         3
       Condensed Consolidated Statements of Operations for the Three Months
          And Nine Months Ended September 30, 2001 and 2000                         4
       Condensed Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2001 and 2000                                          5
       Notes to Condensed Consolidated Financial Statements                         6-8

Item 2--Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                      9-17

Item 3--Quantitative and Qualitative Disclosures About Market Risk                  17

Part II--Other Information:

Item 1--Legal Proceedings                                                           18
Item 2--Changes in Securities and Use of Proceeds                                   18
Item 3--Defaults upon Senior Securities                                             18
Item 4--Submission of Matters to a Vote of Security Holders                         18
Item 5--Other Information                                                           18
Item 6--Exhibits and Reports on Form 8-K                                            18

Signatures                                                                          19

                         PART 1--FINANCIAL INFORMATION

ITEM 1--Financial Statements

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                                               As of                  As of
                                                                           September 30,          December 31,
                                       ASSETS                                  2001                   2000
                                                                          ---------------       ---------------
Current assets:                                                             (Unaudited)
   Cash and cash equivalents                                               $        8,926        $        7,572
   Accounts receivable, net                                                        16,833                18,825
   Prepaid expenses and other current assets                                        1,502                 1,025
                                                                          ---------------       ---------------
      Total current assets                                                         27,261                27,422

Property and equipment, net                                                         6,003                 6,211
Capitalized software, net                                                           4,387                   629
Other assets, net                                                                     241                   178
                                                                          ---------------       ---------------
      Total assets                                                         $       37,892        $       34,440
                                                                          ===============       ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $        1,888        $        2,059
   Accrued expenses                                                                 5,926                 5,623
   Deferred revenue                                                                19,115                 9,540
   Current portion of capital lease obligations                                     1,862                 2,017
                                                                          ---------------       ---------------
      Total current liabilities                                                    28,791                19,239

Capital lease obligations, net of current portion                                     474                   943
Deferred revenue                                                                      557                   354
                                                                          ---------------       ---------------
      Total liabilities                                                            29,822                20,536
                                                                          ---------------       ---------------

Stockholders' equity:
   Preferred Stock, $.01 par value, 2,000,000
      shares authorized in 2001 and 2000, respectively;
      no shares issued or outstanding in 2001 and 2000                                  -                     -
   Series A Junior Participating Preferred Stock, $.01 par value,
      500,000 shares authorized, no shares issued and
      outstanding in 2001 and 2000, respectively                                        -                     -
   Common Stock, $.01 par value, 50,000,000 shares
      authorized, 16,105,065 and 16,100,090 shares issued and
      outstanding in 2001 and 2000, respectively                                      161                   161
   Additional paid-in capital                                                      65,774                65,693
   Accumulated deficit                                                            (57,002)              (51,766)
                                                                          ---------------       ---------------
                                                                                    8,933                14,088
   Treasury stock at cost, 211,497 and 54,000 shares
      in 2001 and 2000, respectively                                                 (863)                 (184)
                                                                          ---------------       ---------------
      Total stockholders' equity                                                    8,070                13,904
                                                                          ---------------       ---------------
      Total liabilities and stockholders' equity                           $       37,892        $       34,440
                                                                          ===============       ===============

 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                              For the Three Months                For the Nine Months
                                               Ended September 30,                Ended September 30,
                                           -------------------------         ---------------------------
                                              2001            2000              2001             2000
                                           ---------      ----------         ----------       ----------
Revenues:
  License                                   $  3,034       $   4,020          $  12,811        $  20,055
  Services                                     9,587           8,977             30,044           25,588
                                           ---------      ----------         ----------       ----------
     Total revenues                           12,621          12,997             42,855           45,643
                                           ---------      ----------         ----------       ----------
Cost of revenues:
  License                                        258             286                895            1,047
  Services                                     5,826           5,962             17,299           16,851
                                           ---------      ----------         ----------       ----------
     Total cost of revenues                    6,084           6,248             18,194           17,898
                                           ---------      ----------         ----------       ----------
Operating expenses:
  Sales and marketing                          4,422           5,177             13,928           15,420
  Research and development                     2,333           4,024              8,930           11,444
  General and administrative                   3,995           2,305              7,229            5,224
                                           ---------      ----------         ----------       ----------
     Total operating expenses                 10,750          11,506             30,087           32,088
                                           ---------      ----------         ----------       ----------
     Operating loss                           (4,213)         (4,757)            (5,426)          (4,343)
Interest expense                                 (56)            (64)              (148)            (245)
Interest and other income                         82              88                338              243
                                           ---------      ----------         ----------       ----------
   Net loss                                 $ (4,187)      $  (4,733)         $  (5,236)       $  (4,345)
                                           =========      ==========         ==========       ==========

Net loss per share -- basic
   and diluted                              $  (0.26)      $   (0.29)         $   (0.33)       $   (0.27)
                                           =========      ==========         ==========       ==========

Weighted average shares outstanding:
   Basic and diluted                          15,905          16,094             15,968           16,076
                                           =========      ==========         ==========       ==========

 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                 ---------------------------
                                                                                    2001             2000
                                                                                 ----------       ----------
Cash flows from operating activities:
    Net loss                                                                     $   (5,236)      $   (4,345)
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                                                   3,143            2,376
      Provision for doubtful accounts                                                 2,400            2,600
      Non-cash issuance of stock options for board fees and services                     68              174
      Changes in operating assets and liabilities:
         Accounts receivable                                                           (325)          (5,201)
         Prepaid expenses and other current assets                                     (329)             887
         Other assets                                                                  (306)              32
         Accounts payable                                                              (171)             248
         Accrued expenses                                                               303            1,086
         Deferred revenue                                                             9,695            1,547
                                                                                 ----------       ----------
           Net cash provided by (used in) operating activities                        9,242             (596)
                                                                                 ----------       ----------

Cash flows from investing activities:
    Purchases of property and equipment                                              (1,376)          (1,260)
    Additions to capitalized software                                                (4,075)             (10)
    Net proceeds from (issuances of) notes receivable                                   (17)              47
                                                                                 ----------       ----------
           Net cash used in investing activities                                     (5,468)          (1,223)
                                                                                 ----------       ----------

Cash flows from financing activities:
    Repurchase of treasury stock                                                       (679)               -
    Principal payments on capital lease obligations                                  (1,754)          (1,289)
    Net proceeds from issuances of Common Stock                                          13              330
                                                                                 ----------       ----------
           Net cash used in financing activities                                     (2,420)            (959)
                                                                                 ----------       ----------

Net increase (decrease) in cash and cash equivalents                                  1,354           (2,778)
Cash and cash equivalents, beginning of period                                        7,572            8,946
                                                                                 ----------       ----------
Cash and cash equivalents, end of period                                         $    8,926       $    6,168
                                                                                 ==========       ==========
Supplemental disclosure of cash flow information:
-------------------------------------------------
    Cash paid for interest                                                       $      144       $      179
                                                                                 ==========       ==========

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------

- The Company entered into capital lease obligations to acquire new equipment totaling $1,130 and $2,064 in the nine months ended September 30, 2001 and 2000, respectively.

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

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

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

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

3.   EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

                                                 For the three months        For the nine months
                                                  ended September 30,        ended September 30,
                                               -------------------------   ------------------------
                                                  2001           2000         2001          2000
                                               ----------     ----------   ----------    ----------
Weighted average shares outstanding                15,905         16,094       15,968        16,076
Effect of dilutive stock options                       --             --           --            --
                                               ----------     ----------   ----------    ----------
Dilutive shares outstanding                        15,905         16,094       15,968        16,076
                                               ==========     ==========   ==========    ==========

Options outstanding which are not included
 in the calculation of diluted loss per
 share because their impact is antidilutive         4,676          3,387        4,676         3,387
                                               ==========     ==========   ==========    ==========

4.   RECENT ACCOUNTING LITERATURE

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. At September 30, 2001, the Company held no derivative financial instruments, as defined by SFAS No. 133, as amended. Therefore, there was no effect to the Company's financial statements upon adoption.

     On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have an impact on the Company's financial position, results of operations or cash flows as of the date of adoption.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the financial statements of the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations --

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment. SFAS No. 144 was issued to establish a single accounting model, based upon the framework established in SFAS No. 121, for long lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS No. 144 is not expected to have a material impact on the financial statements of the Company.

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

     Capitalized software costs and accumulated amortization as of the periods presented were as follows (in thousands):

                                             September 30,     December 31,
                                                 2001              2000
                                             -------------     ------------
     Capitalized software from internal
         development costs                          $5,131           $1,056
     Accumulated amortization                         (744)            (427)
                                             -------------     ------------
                                                    $4,387           $  629
                                             =============     ============

     The Company recorded capitalized software amortization, included in cost of license fees in the accompanying unaudited consolidated statements of operations, of $154,000 and $318,000 in the three and nine months ended September 30, 2001, respectively, and $63,000 and $188,000 in the three and nine months ended September 30, 2000, respectively.

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

     On March 9, 2001, Ultimate Software signed a co-branding agreement (the "March 9 Agreement") with Ceridian Corporation ("Ceridian") and on August 9, 2001, Ultimate Software and Ceridian amended the March 9 Agreement (the "Amendment," together with the March 9 Agreement, the "Ceridian Agreement"). Pursuant to the Ceridian Agreement, Ultimate Software granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering which Ceridian intends to market primarily to businesses with under 500 employees. On March 13, 2001, Ceridian completed an up-front payment to Ultimate Software of $10.0 million (the "Initial Payment"). Under the terms of the March 9 Agreement, $5.0 million of the Initial Payment would have been refundable to Ceridian if the Company was unable to complete a successful transfer of technology to Ceridian (the "Technical Transfer"). However, under the terms of the Amendment, the parties have agreed that Ultimate Software shall retain the entire $10.0 million of the Initial Payment with no portion thereof being subject to refund. As provided in the Amendment, Technical Transfer will occur upon the earlier of (i) the execution by Ceridian of a customer contract as part of a general release by Ceridian of services or products containing the UltiPro software or (ii) 45 days following delivery of the UltiPro update planned for the first calendar quarter of 2002 known as the "NEO Release." Assuming the occurrence of Technical Transfer, Ceridian will pay a monthly license fee based on the number of employees paid using the Ultimate Software product. These payments are subject to a minimum monthly payment of $250,000 from the time of Technical Transfer through December 2002, increasing to $500,000 per month in January 2003 with 5% annual increases beginning in 2006. The maximum monthly payment starting from the time of Technical Transfer is $1.0 million, subject to 5% annual increases beginning in 2003. The Ceridian Agreement may be terminated by Ceridian at any time prior to the time of Technical Transfer. In addition, after five years, either party can terminate the agreement with two years' notice, with Ceridian retaining certain rights to use the licensed software upon termination. Subject to the occurrence of Technical Transfer, the parties expect the minimum term of the agreement to be 7 years with the termination date occurring on March 13, 2008 (the "Minimum Term").

     For accounting purposes, the Initial Payment is included in deferred revenue as of September 30, 2001. Upon the attainment of Technical Transfer, the minimum payments guaranteed to the Company, less the portion attributable to maintenance revenue for the period prior to Technical Transfer, will be recognized ratably as subscription revenue from the date of Technical Transfer through the end of the Minimum Term. The portion of the Initial Payment attributable to maintenance services prior to Technical Transfer is being recognized ratably over the period commencing on April 1, 2001 and ending as of the date of Technical Transfer.

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

Results of Operations

     The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                         For the Three Months         For the Nine Months
                                         Ended September 30,          Ended September 30,
                                       ------------------------     -----------------------
                                          2001          2000           2001         2000
                                       ----------    ----------     ----------   ----------
   Revenues:
     License                                 24.0 %        30.9 %         29.9 %       43.9 %
     Services                                76.0          69.1           70.1         56.1
                                       ----------    ----------     ----------   ----------
        Total revenues                      100.0         100.0          100.0        100.0
                                       ----------    ----------     ----------   ----------
   Cost of revenues:
     License                                  2.0           2.2            2.1          2.3
     Services                                46.2          45.9           40.4         36.9
                                       ----------    ----------     ----------   ----------
        Total cost of revenues               48.2          48.1           42.5         39.2
                                       ----------    ----------     ----------   ----------
   Operating expenses:
     Sales and marketing                     35.0          39.8           32.5         33.8
     Research and development                18.5          31.0           20.8         25.1
     General and administrative              31.7          17.7           16.9         11.4
                                       ----------    ----------     ----------   ----------
        Total operating expenses             85.2          88.5           70.2         70.3
                                       ----------    ----------     ----------   ----------
        Operating loss                      (33.4)        (36.6)         (12.7)        (9.5)
   Interest expense                          (0.4)         (0.5)          (0.3)        (0.5)
   Interest and other income                  0.6           0.7            0.8          0.5
                                       ----------    ----------     ----------   ----------
       Net loss                             (33.2)%       (36.4)%        (12.2)%       (9.5)%
                                       ==========    ==========     ==========   ==========

Revenues

     The Company's revenues are derived from two principal sources: software licenses ("license revenues") and fees for maintenance, implementation, training, fees from the IBM hosted model and consulting services (collectively, "service revenues"). License revenues include revenues from software license agreements, for the Company's products, entered into between the Company and its customers in which the fees are noncancellable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenue in the consolidated balance sheets.

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

     Total revenues, consisting of license and service revenues, decreased by
2.9 % to $12.6 million for the three months ended September 30, 2001 from $13.0 million for the three months ended September 30, 2000. Total revenues decreased by 6.1 % to $42.9 million for the nine months ended September 30, 2001 from $45.6 million for the nine months ended September 30, 2000.

     License revenues decreased by 24.5 % to $3.0 million for the three months ended September 30, 2001 from $4.0 million for the three months ended September 30, 2000. License revenues decreased by 36.1% to $ 12.8 million for the nine months ended September 30, 2001 from $20.1 million for the nine months ended September 30, 2000. The decreases in license revenues were primarily due to lower sales generated by the Company's direct sales channel which management believes is partly due to current economic conditions. In addition, the Company changed its business strategy for its sales channel which focuses on co-branding relationships with BSPs, strategic business development (the "SBD Channel"). The Company's objective with the SBD Channel is to achieve a more predictable recurring revenue model. Based on market conditions, during the three months ended September 30, 2000, the Company made adjustments to its strategy for attaining its SBD Channel objective. The Company revised its former requirement for strategic partners to pay an upfront license fee along with ongoing per employee per month ("PEPM") fees by de-emphasizing the upfront license fee and emphasizing the recurring revenue from PEPM fees. The planned result is to provide a higher percentage of recurring revenue in the SBD Channel with correspondingly lower upfront commitments.

     Service revenues increased by 6.8 % to $9.6 million for the three months ended September 30, 2001 from $9.0 million for the three months ended September 30, 2000. Service revenues increased by 17.4% to $30.0 million for the nine months ended September 30, 2001 from $25.6 million for the nine months ended September 30, 2000. The increases in service revenues were primarily attributable to an increase in the growth in recurring maintenance revenues generated from a larger installed customer base, partially offset by a decrease in the fees from the IBM hosted model.

Cost of Revenues

     Cost of revenues consists principally of the cost of license and service revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and the amortization of capitalized software costs. Cost of service revenues primarily consists of costs to provide consulting, implementation, maintenance, technical support and training to the Company's customers, costs associated with revenues generated from the IBM hosted model and the cost of periodic updates.

  Cost of license revenues decreased by 9.8% to $258,000 for the three months ended September 30, 2001 from $286,000 for the three months ended September 30, 2000. Cost of licenses revenues decreased by 14.5% to $0.9 million for the nine months ended September 30, 2001 from $1.0 million for the nine months ended September 30, 2000. The decreases in cost of license revenues were primarily due to lower third party license fees resulting from decreased licensing activity in the three and nine months ended September 30, 2001, partially offset by an increase in the amortization of capitalized software. Cost of license revenues, as a percentage of license revenues, increased to 8.5% for the three months ended September 30, 2001 as compared to 7.1% for the three months ended September 30, 2000 and increased to 7.0% for the nine months ended September 30, 2001 from 5.2% for the nine-month period ended September 30, 2000, primarily due to a decrease in the license revenue base in 2001 and an increase in the amortization of capitalized software. Cost of license fees, as a percentage of license revenues, will likely fluctuate from period to period due principally to the mix of sales of software products which generate third party license fees in each period and fluctuations in revenues contrasted with fixed expenses such as the amortization of capitalized software.

     Cost of service revenues decreased by 2.3% to $5.8 million for the three months ended September 30, 2001 from $6.0 million for the three months ended September 30, 2000 primarily due to lower cost of training and fees related to the IBM hosted model. Cost of service revenues increased by 2.7% to $17.3 million for the nine months ended September 30, 2001 from $16.9 million for the nine months ended September 30, 2000 primarily due to increased labor costs and travel expenses to support the implementation of UltiPro Web, partially offset by a reduction in fees related to the IBM hosted model. Cost of service revenues, as a percentage of service revenues, for the three months ended September 30, 2001 decreased to 60.8% from 66.4% for the three months ended September 30, 2000 and to 57.6 % for the nine months ended September 30, 2001 from 65.9% for the nine months ended September 30, 2000 primarily as a result of the absorption of the expenses in a higher service revenue base.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased by 14.6% to $4.4 million for the three months ended September 30, 2001 from $5.2 million for the three months ended September 30, 2000. Sales and marketing costs decreased by 9.7% to $13.9 million for the nine months ended September 30, 2001 from $15.4 million for the nine months ended September 30, 2000. The decreases in sales and marketing expenses were primarily due to a decrease in advertising and marketing costs. Sales and marketing expenses, as a percentage of total revenues, decreased to 35.0% from 39.8% for the three months ended September 30, 2001 and 2000, respectively, and decreased to 32.5% for the nine months ended September 30, 2001 from 33.8% from September 30, 2000.

Research and Development

     Research and development expenses consist primarily of software development personnel costs. Research and development expenses decreased by 42.0 % to $2.3 million for the three months ended September 30, 2001 from $4.0 million for the three months ended September 30, 2000. Research and development expenses decreased by 22.0 % to $8.9 million for the nine months ended September 30, 2001 from $11.4 million for the nine months ended September 30, 2000. The decreases in research and development expenses were primarily attributable to the capitalization during the three and nine months ended September 30, 2001 of $1.9 million and $3.9 million, respectively, in software development personnel costs associated with the development of certain major products expected to be released within the next 12 months. Such capitalized software costs are amortized ratably to cost of license, on a product-by-product basis over the estimated life (which is typically three years) following the general release of the underlying software products.

     Research and development expenses, as a percentage of total revenues, decreased to 18.5% for the three months ended September 30, 2001 from 31.0% for the three months ended September 30, 2000 and decreased to 20.8% for the nine months ended September 30, 2001 from 25.1% from the nine months ended September 30, 2000. The decrease in research and development expenses, as a percentage of total revenues, was primarily due to the software capitalization. Excluding the impact of research and development expenses capitalized in the period, research and development expenses, as a percentage of total revenues, were 32.7% and 31.0% for the three months ended September 30, 2001 and 2000, respectively, and 29.4% and 25.1% for the nine months ended September 30, 2001 and 2000, respectively.

General and Administrative

     General and administrative expenses typically consist of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 73.3% to $4.0 million for the three months ended September 30, 2001 from $2.3 million for the three months ended September 30, 2000. General and administrative expenses increased by 38.4% to $7.2 million for the nine months ended September 30, 2001 from $5.2 million for the nine months ended September 30, 2000. The increases in general and administrative expenses were primarily due to the settlement of a litigation matter and an increase in the provision for doubtful accounts. General and administrative expenses, as a percentage of total revenues, increased to 31.7% for the three months ended September 30, 2001 from 17.7% for the period ended September 30, 2000 and to 16.9% for the nine months ended September 30, 2001 from 11.4% for the nine months ended September 30, 2000.

Interest Expense

     Interest expense decreased by 12.5% to $56,000 for the three months ended September 30, 2001 from $64,000 for the three months ended September 30, 2000. Interest expense decreased 39.6% to $148,000 for the nine months ended September 30, 2001 from $245,000 for the nine months ended September 30, 2000. The decreases in interest expense were due to lower interest rates on new capital lease obligations.

Interest and Other Income

     Interest and other income decreased by 6.8% to $82,000 for the three months ended September 30 2001 from $88,000 for the three months ended September 30, 2000. Interest and other income increased by 39.1% to $338,000 for the nine months ended September 30, 2001 from $243,000 for the nine months ended September 30, 2000 primarily due to interest earned on additional funds available for investments in 2001.

Provision for Income Taxes (Benefit)

     No provision or benefit for federal, state or foreign income taxes was made for the three months or nine months ended September 30, 2001 or 2000 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2000, which expire at various times through the year 2020 and are available to offset future taxable income, were approximately $33.5 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

Liquidity and Capital Expenditures

     The Company has historically funded operations primarily through the sale of private and public equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

     As of September 30, 2001, the Company had $8.9 million in cash and cash equivalents, reflecting a net increase of $1.4 million since December 31, 2000. Working capital as of September 30, 2001 was a working capital deficit of $1.5 million as compared to working capital of $8.2 million as of December 31, 2000. The decline in working capital resulted primarily from the impact of the net loss on operations for the nine months ended September 30, 2001 and an increase in deferred revenue resulting from the Ceridian Agreement. Excluding deferred revenue of $19.1 million, the Company would have had a working capital balance of $17.6 million at September 30, 2001.

     Net cash provided by operating activities was $9.1 million for the nine months ended September 30, 2001 as compared to net cash used in operating activities of $0.6 million for the nine months ended September 30, 2000. The increase in net cash provided by operating activities was primarily attributable to the Initial Payment under the Ceridian Agreement, the capitalization of internally developed software costs totaling $4.1 million and improved collections of accounts receivable, partially offset by the funding of operations.

     Net cash used in investing activities was $5.3 million for the nine months ended September 30, 2001 as compared to $1.2 million for the nine months ended September 30, 2000. The increase in net cash used in investing activities was primarily due to an increase in capitalized software in 2001.

     Net cash used in financing activities for the nine months ended September 30, 2001 was $2.4 million as compared to $1.0 million for the nine months ended September 30, 2000. The increase in net cash used in financing activities was primarily due to an increase in principal payments on capital lease obligations for additional leased equipment and the Company's purchase of its Common Stock under the Stock Repurchase Plan, discussed below.

     The Company had a working capital revolving line of credit (the "Credit Facility") with a bank, which was secured by the Company's eligible accounts receivable, which expired on December 31, 2000 and was not renewed, following a change in ownership of the bank. The Company is in negotiations with a financial institution to secure a line of credit to replace the expired Credit Facility (the "Replacement Credit Facility").

     On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock (the "Stock Repurchase Plan"). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions depend on market conditions and other business considerations. As of September 30, 2001, the Company had purchased 211,497 shares of the Company's Common Stock under the Stock Repurchase Plan.

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

     The Company believes that cash and cash equivalents, potential cash generated from operations and available borrowings under the Replacement Credit Facility, if obtained and available, will be sufficient to fund its operations for at least the next 12 months.

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

Recent Accounting Literature

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. At September 30, 2001, the Company held no derivative financial instruments, as defined by SFAS No. 133, as amended. Therefore, there was no effect to the Company's financial statements upon adoption.

     On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have an impact on the Company's financial position, results of operations or cash flows as of the date of adoption.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the financial statements of the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment. SFAS No. 144 was issued to establish a single accounting model, based upon the framework established in SFAS No. 121, for long lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS No. 144 is not expected to have a material impact on the financial statements of the Company.

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

     None.

ITEM 5.   Other Information

     None.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed during the quarter ended September 30, 2001.

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              The Ultimate Software Group, Inc.

Date:  November 13, 2001            By:  /s/ Mitchell K. Dauerman
                                         --------------------------------------
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer (Authorized Signatory
                                    and Principal Financial and Accounting
                                    Officer)