Form 10-K
period 2001-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2002-04-01
CIK 1016125

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2001

                                      OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
  For the transition period from      to

                        Commission file number: 0-24347

                       THE ULTIMATE SOFTWARE GROUP, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                              65-0694077
    State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization

     2000 Ultimate Way, Weston, FL                      33326
    (Address of principal executive                   (Zip Code)
               offices)

                                (954) 331-7000
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of class)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the Nasdaq National Market on March 15, 2002 was approximately $65.4 million.

   As of March 15, 2002, there were 15,869,043 shares of the Registrant's Common Stock, par value $.01, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       THE ULTIMATE SOFTWARE GROUP, INC.

                                     INDEX

                                                  PART I

                                                                                                  Page(s)
                                                                                                  -------
Item 1.   Business...............................................................................     3
Item 2.   Properties.............................................................................    12
Item 3.   Legal Proceedings......................................................................    13
Item 4.   Submission of Matters to a Vote of Security Holders....................................    13

                                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................    13
Item 6.   Selected Financial Data................................................................    14
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..    16
Item 8.   Financial Statements and Supplementary Data............................................    28
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...    45

                                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................    45
Item 11.  Executive Compensation.................................................................    49
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................    49
Item 13.  Certain Relationships and Related Transactions.........................................    49

                                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................    50
          Signatures.............................................................................    54

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

Item 1. Business

Overview

   Ultimate Software designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll
("HRMS/payroll") software solutions. The Company's mission is to become the premier infrastructure provider of Internet payroll and workforce management solutions.

   Ultimate Software's Web-based workforce management solution is UltiPro. UltiPro Web includes Manager Self-Service, Employee Self-Service, and Benefits Enrollment and is integrated with and supported by a back-office client/server solution known as UltiPro HRMS/Payroll, that can be purchased stand-alone (collectively, "UltiPro"). UltiPro is marketed primarily to mid-sized and small organizations, those with less than 15,000 employees, but scales to meet the needs of larger organizations. UltiPro Web allows customers to empower their entire workforce--employees, managers and executives--to improve communications and efficiencies. UltiPro Web offers business intelligence reporting, access to benefits and paycheck history, direct deposit maintenance and human resources management including Internet employee administration, benefits enrollment, recruitment and training features. Along with the back-office solution UltiPro HRMS/Payroll, UltiPro Web enables businesses to manage the employee life cycle strategically and cost effectively, from inception of employment through retirement.

   Ultimate Software believes that its solutions provide significant advantages over other HRMS/payroll products, including (i) more comprehensive payroll, benefits and employee management functionality, (ii) better customer services, (iii) lower initial investment, (iv) easier, more cost-effective implementation, (v) reduced ongoing costs, and (vi) advanced technology architecture. UltiPro leverages the Microsoft technologies, including Microsoft's DNA architecture. As part of its comprehensive HRMS/payroll solutions, Ultimate Software provides high quality implementation and training services to its customers as well as support services, which are certified by the Support Center Practices Certification program. Ultimate Software was ranked No. 1 in customer satisfaction for integrated HR/payroll in an Institute of Management and Administration (IOMA) July 2000 customer survey and continued throughout 2001 to earn high marks in customer satisfaction in the Company's routine customer surveys. Gartner's Decision Engine gave UltiPro high rankings in product functionality, implementation services, ongoing customer support and low cost of ownership in 2001.

   Ultimate Software reaches its customer base through its direct sales force and a network of business service providers ("BSPs") that market to their customers. The Company's direct sales force markets UltiPro as an in-house HRMS/payroll solution and alternatively as an application hosting offering. The Company has branded its hosted model as "Intersourcing" to underscore the idea that part of the business value of this model is the convenience of outsourcing, coupled with in-house control over the client's own data. Intersourcing provides organizations real-time access to their employee information and reporting, roles-based Web-access for all employees, business intelligence tools for executive decision-making, and comprehensive HRMS/payroll functionality without a requirement for significant support from in-house information technology resources. Ultimate Software works together with Intersourcing customers to procure leasing agreements that provide a reduced requirement for up-front cash and convenient monthly payments. Pursuant to an arrangement with International Business Machines Global Services, Inc. ("IBM"), IBM provides hosting services for Ultimate Software customers, which includes the installation, ongoing maintenance and backup services at an IBM Data Hosting Center. In addition, the Company is developing a hosting program through which Ultimate Software will provide the installation, ongoing maintenance and backup services at an alternative data center.

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

   During 2001, Ultimate Software and Ceridian Corporation reached an agreement which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering which Ceridian intends to market primarily to businesses with under 500 employees. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software over the minimum term of the agreement is $42.1 million. To date, Ceridian has paid to Ultimate Software a total of $16.0 million under the agreement. The parties expect the minimum term of the agreement to be 7 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the more detailed discussion of this agreement.

   The Company is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the "Partnership"), a limited partnership founded in 1990. Ultimate Software's headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (954) 331-7000. To date, the Company has derived no revenue from customers outside of the United States and has no assets located outside of the United States.

Benefits of UltiPro

   Ultimate Software's UltiPro is a workforce management solution designed to offer the following benefits to its customers:

   Web Convenience. UltiPro Web integrates with UltiPro HRMS/Payroll to improve workflow, increase efficiencies and facilitate communication across organizations by providing instant access to a wide range of human resource, benefits and payroll information and the ability to perform a wide variety of tasks online. Ultimate Software offers additional Web convenience through Intersourcing, its hosted model, which enables businesses to have in-house-type access to their entire UltiPro suite of products through a Web browser and/or Citrix Metaframe. For business value that is complementary to all its products, Ultimate Software maintains a Web portal that offers UltiPro users easy access to services such as advanced recruitment, job posting and resume scoring services provided by Webhire Inc.; pre-employment screening and background checking services provided by Sterling Testing Systems, Inc.; and a collection of current regulatory law, tax and legislative compliance information compiled by Ultimate Software's tax team.

   Feature-Rich, Built-in Functionality. UltiPro is a feature-rich, integrated human resources, benefits administration and payroll software solution that enables organizations to minimize the time invested in burdensome HRMS/payroll administrative activities and facilitates strategic decision-making capabilities. UltiPro facilitates management of the total employee cycle, from inception of employment through retirement, including complex payroll processing and benefits administration, and ships with business intelligence tools from Cognos Incorporated ("Cognos") for "slice and dice" data analysis and generation of custom reports. UltiPro's robust built-in functionality provides users with many features that would otherwise require extensive customization or changes to source code including: sophisticated security controls, federal and state human resource regulatory compliance capability, safety tracking, benefit program management, and payroll tax tables for federal, state and thousands of local jurisdictions.

   Rapid Implementation and System Update Efficiency. The Company has designed UltiPro to minimize the time and effort required for implementation, customization and updating by incorporating into its product hundreds of built-in rules, options and complex calculation methods. Ultimate Software offers an implementation methodology with experienced implementation staff and customer training to facilitate rapid implementation. In addition, UltiPro HRMS/Payroll's object-oriented technology improves efficiencies by enabling faster system updates. When users load system updates, they do not overwrite their customizations because the system stores custom changes as sub-classed objects or data that reside "outside" the core program, thus avoiding the time-consuming process of rewriting custom changes.

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

   Integration and Leveraging of Leading Technologies. Ultimate Software has consistently focused on identifying leading technologies and integrating them into its products. UltiPro Web is a three-tier solution that leverages Microsoft's DNA architecture and XML to increase design efficiencies within the system and particularly for workflow capabilities. UltiPro HRMS/Payroll incorporates and leverages leading technologies, such as Microsoft SQL Server, Microsoft NT Server, Microsoft COM+, Microsoft Terminal Server, and Inprise's Delphi ("Delphi"), to enhance speed, convenience, dependability, ease of use and extensibility. UltiPro HRMS/Payroll and UltiPro Web include a suite of enterprise integration tools, business components, and business-to-business links. These tools are designed to take advantage of emerging Internet-based technology standards such as XML, HTTP and Java scripting.

   Ease of Use and Navigation. Ultimate Software designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the HRMS/payroll area. UltiPro Web uses familiar Internet interface techniques and functions through a Web browser, making it convenient and easy to use. The graphical user interface of UltiPro HRMS/Payroll is designed to enable back-office users to find information quickly and easily. The Company refers to this easy navigation as "Two clicks to anywhereTM."

   Comprehensive Professional Services and Industry-Specific
Expertise. Ultimate Software provides high quality implementation, training and ongoing product and customer support services. Ultimate Software employs 184 people in customer services, which includes the implementation, product support, technical support and training departments. In November 2001, Ultimate Software's customer support center received the Support Center Practices (SCP) Certification for the third consecutive year. The SCP program was created by the Service & Support Professionals Association (SSPA) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, the Company employs a dedicated tax research team to track changes in the tax rules of approximately 6,000 separate taxing jurisdictions and changes in other employee-related regulations.

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

   Ultimate Software has re-packaged UltiPro to meet the unique requirements of diverse markets by leveraging select functionality in UltiPro Web and UltiPro HRMS/Payroll and adding specific market functionality as required. UltiPro is currently delivered as four solutions:
UltiPro Web and UltiPro HRMS/Payroll, "Powered by UltiPro" BSP Solution, UltiPro PEO, and UltiPro Healthcare. The Company also continues to support its customers using UltiPro for Lan, a DOS-based product; however, the Company no longer markets this product and expects to discontinue support for UltiPro for Lan within the next 12 months.

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

UltiPro Web and UltiPro HRMS/Payroll includes, but is not limited to, the following functionality:

    Manager Self-Service. UltiPro Web's roles-based security model supports staff management for flexible work groups such as self-directed work teams and employee sharing and enables managers to perform routine tasks concerning their staff without photocopies, express mail or faxing. With UltiPro, managers and/or administrative staff can manage on-line the new hire process, job and salary changes, organization changes, terminations, staff requisitions, performance review schedules, and training. Using an Internet connection, managers have remote access to reporting and business intelligence tools that enable them to make informed decisions.

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

    Human Resources. UltiPro is designed to streamline and manage human resource functions within an organization. In addition to facilitating compliance with regulatory requirements, UltiPro generates, manages and stores information that satisfies a broad range of internal and external reporting requirements. Examples of information and processes handled by the system are employee performance, job and salary history; COBRA and HIPAA administration; OSHA incident and safety; career development; wellness programs; company-issued property; dependent, beneficiary and emergency contact details; and history of previous employment. The system includes "wizards" to guide human resource administrators through multi-step processes such as recording new hire information, employee job changes and employee terminations. Wizards provide "To Do" lists, sequentially presented data-entry windows, validation of data and summaries of changed information. The system also includes effective-dated record handling and detailed audit trails.

    Benefits Administration. UltiPro provides a comprehensive, automated means of administering health and welfare plans, employee loans, qualified and non-qualified deferred compensation, and fund allocations. In UltiPro HRMS/Payroll, Ultimate Software has developed a one-table design that maintains deductions and benefit plans in one common set of tables. One table stores together rules for coverage; premium and employer match computations; eligibility and participation determination; and taxation, wage accumulation and withholding requirements for payroll. UltiPro HRMS/Payroll also delivers rules-based benefits administration functionality, combining the benefit and payroll deduction tables, to help improve accuracy and scheduling convenience. Tracking of dependent and beneficiary information is comprehensive and can be associated with benefit plans as necessary. In addition, complete historical information is available in summary and detail views for a quick response to benefit inquiries and ease in benefit plan research.


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

    Reporting. UltiPro provides a library of over 400 reports including analytical reports, many signature-ready government forms, basic company and employee listings, employee forms, reconciliation and audit reports. In addition to the many standard reports, UltiPro includes analytical business intelligence "cubes" specifically designed to address workforce issues on such topics as overtime and turnover trends.

"Powered by UltiPro" BSP Solution (the "BSP Solution")

   "Powered by UltiPro" BSP Solution is designed for and primarily marketed to business service providers (previously referred to as "aggregators" and "strategic partners") that have relationships with smaller organizations, those with under 500 employees. The BSP Solution, released in December 2000, enables business service providers to deliver Web-based payroll services to their customers and Web-access for their customers' employees to view their paycheck and basic benefits information. Business service providers have the opportunity to co-brand UltiPro and to price their offerings on a per employee per month basis.

   The BSP Solution has been packaged to be easy to use and convenient for smaller companies. The BSP Solution leverages select functionality from UltiPro Web and UltiPro HRMS/Payroll, and has a specially designed Web browser interface for payroll administrators to sign up their businesses for the service, enter employee hours worked and submit payroll. If there are no changes to employees' standard paycheck information, submitting a payroll can be done in less than a minute by clicking an icon. With changes, the process can take several minutes. The initial process of registering for Web payroll services takes less than an hour if the administrator has all the appropriate data available for entry. To ensure the process is rapid and easy for registrants, there is a checklist online with what they need before beginning the signup process. Through a secure, password-protected login, employees can view their current paycheck and direct deposit details, paycheck history, and benefits details such as medical, dental and 401(k) deductions.

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

UltiPro for Lan

   Ultimate Software introduced UltiPro for Lan in July 1993 as its first proprietary software product. UltiPro for Lan is a DOS-based product that is a fully integrated human resource management, benefits administration and payroll processing system with a number of the same features as UltiPro HRMS/Payroll. The Company no longer markets this DOS-based product and expects to discontinue support for UltiPro for Lan within the next 12 months.

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

   Training. Ultimate Software provides its customers with the opportunity to participate in formal training programs through its education services division. Ultimate Software believes that its training program increases customers' ability to use the full functionality of the product, thereby maximizing the value of customers' investments. Courses are designed to give attendees practical, hands-on experience with the Company's products. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, customizing the system and creating custom reports. The Company maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; and Dallas, Texas. In certain instances, the Company conducts on-site training at customer facilities. As more fully described in Item 2, "Properties," the Company plans to occupy a second building in Weston, Florida, as an extension of its corporate headquarters during the second half of 2002. The Company plans to maintain a new training facility in that building.

   Customer Support and Maintenance. Ultimate Software offers comprehensive technical support and maintenance services, which have historically been purchased by all of its customers. Ultimate Software's customer support center was awarded the Support Center Practices Certification sponsored by the Service Strategies Corporation (SSC) in 2000 and 2001. This certification recognizes companies that "deliver exceptional service and support to their customers." Ultimate Software's customer support services include: software updates that reflect tax and other legislative changes; telephone support 24 hours a day, 7 days a week; unlimited access to the Company's employee tax center on the World Wide Web; seminars on year-end closing procedures; and periodic newswires.

Customers

   As of December 31, 2001, the Company had licensed its software to approximately 1,100 customers, representing approximately 3,500 companies and servicing approximately 1.3 million employees. Ultimate Software's customers operate in a wide variety of industries, including manufacturing, food services, sports, professional employer organizations (PEOs), technology, finance, insurance, real estate, transportation, communications, healthcare and services. No customer accounted for more than 10% of total revenues in fiscal year 2001 or 2000. The following is a representative list of the Company's customers as of December 31, 2001 and is not intended to portray a complete list of the Company's customers.

Manufacturing:                                  Food Services & Hospitality:                     Sports:
-------------                                   ---------------------------                      ------
Elizabeth Arden, Inc.                           Benihana, Inc.                                   Arizona Diamondbacks
Hatteras Yachts, Inc.                           Consolidated Restaurants, Inc.                   Chicago White Sox
Intermatic, Inc.                                Chiquita Brands International, Inc.              Colorado Rockies Baseball Club
Lifetime Products, Inc.                         Hooters of America, Inc.                         Florida Marlins Baseball Club
Spang & Company                                 Mark Hopkins Intercontinental                    Florida Panthers
Tredegar Corporation                            Omni Hotels                                      Montreal Expos
USFilter                                        Paramount Citrus Association                     New York Giants
Volvo Trucks North America                      Premiere Foods, Inc.                             New York Jets Football Club
Williams International                          Ruth's Chris Steak House                         New York Yankees
Woodgrain Millwork, Inc.Souper Salad            The Portillo Restaurant Group                    Pro Player Stadium
Wright Industries, Inc.                                                                          Texas Rangers Baseball
                                                Technology:                                      The Philadelphia Phillies
Professional Employer Organizations (PEOs):     ----------                                       The Phoenix Suns
------------------------------------------      Affiliated Computer Services, Inc.
Alcott Staff Leasing                            Global Technical Services, Inc.                  Finance/Insurance/Real Estate:
Amerisure Business Solutions                    Ingram Entertainment, Inc.                       -----------------------------
Co-Advantage Resources                          The National Research Group, Inc.                American National Bank
EmPro Professional Employer                     Toshiba America Medical Systems, Inc.            Goldbelt, Incorporated
EPIX, Inc.                                      Nintendo of America                              Stephens Inc.
Get Integrated, Inc.                                                                             Trammell Crow Residential
HRAmerica                                       Healthcare:                                      Whitney National Bank
                                                ----------
Transportation & Communications:                Baptist Health Systems                           Services and Other:
-------------------------------                 Community Hospital of Monterey Peninsula         ------------------
Acadian Ambulance and AirMed Services Inc.      Home Nursing Agency                              Sylvan Learning Systems, Inc.
Airport Group International, Inc.               LifePath Hospital & Palliative Care              The Container Store
Benton Express Co.                              Magellan Health Services, Inc.                   Johnson & Wales University
Armellini Industries, Inc.                      Scottsdale Healthcare                            La Petite Academy, Inc.
Bill Heard Enterprises, Inc.                    United Cerebral Palsy of Utica                   Mount St. Mary's College
The Christian Broadcasting Network, Inc.        United Cerebral Palsy of Western NY              Regal Cinemas
Drug Transport, Inc.                            University of Louisville Hospital
Metropolitan Nashville Airport Authority        VCU Health System

                                      10

Sales and Marketing

   Ultimate Software markets and sells its products and services through its direct sales force, marketing group, and a network of business service provider alliances.

   Direct Sales. Ultimate Software's direct sales force includes business development vice presidents, directors and managers who have defined territories and conduct lead-generation activities within given parameters. The sales cycle begins with a sales lead generated through a national, corporate marketing campaign or a territory-based activity. Whether the lead is a telephone request, fax, email or request for proposal ("RFP"), the lead is qualified and entered into a lead-tracking system. When the lead is received on the local level, prospect information is entered via the Internet into an electronic system located at headquarters. When headquarters receives the lead, the information is recorded and forwarded to the business development manager in the prospect's region of the country. Business development managers rely on face-to-face meetings with prospects to build relationships. In one or more on-site visits, business development managers work with application and technical consultants to analyze prospective client needs, demonstrate the Company's product and, when required, respond to an RFP. The sale is finalized after clients complete their internal sign-off procedures and terms of the contract are negotiated and signed.

   The terms of the Company's sales contract typically include a license agreement for the product, an annual maintenance agreement, per-day training rates and hourly charges for implementation services. The contract does not typically provide for cancellation of software licenses. Typical payment terms include a deposit at the time the contract is signed and additional payments upon the occurrence of other specified events such as the implementation of the software and/or specific payment dates designated in the contract. Payment for implementation and training services under the contract are typically made as such services are provided.

   Business Service Provider (BSP) Network. In April 2000, the Company announced a new co-branding alliance strategy that enables BSPs to co-brand and market UltiPro and/or the BSP Solution primarily to businesses with under 500 employees. The goal of the program is to extend the Company's market penetration to include smaller businesses and build a recurring revenue stream to supplement its standard license revenue by participating in per employee per month pricing. BSPs that are active in this program include Advantius, Inc., Ceridian Corporation, Crowe, Chizek and Company LLP, Dovetail Group, EESIS, Inc., and Epicor Software Corporation.

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

   Ultimate Software's competitors include (i) a number of companies, such as Cyborg Systems, Inc., Genesys Software Systems, Inc., Lawson Software, Inc., Oracle Corporation, and PeopleSoft, Inc. which offer HRMS/payroll software products for use on mainframes and/or client/server systems; (ii) large service bureaus, such as ADP and Ceridian Corporation; and (iii) the internal payroll/human resources departments of potential customers which use custom-written software. Many of the Company's competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers.

Employees

   As of December 31, 2001, the Company employed 443 persons, including 80 in sales and marketing, 123 in professional services, 136 in research and development, 61 in customer support and 42 in finance and administration. The Company believes that its relations with employees are good. However, competition for qualified personnel in the Company's industry is generally intense and the management of the Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

Item 2. Properties

   Ultimate Software's corporate headquarters, including its principal administrative, marketing, engineering and support operations, are located in Weston, Florida. Commencing in July 1999, the Company leased all the available square footage in this facility, or approximately 40,000 square feet, under a lease expiring in 2017. In May 2001, the Company entered into a lease agreement with a third party to lease a new, adjacent building with approximately 21,000 square feet. This second building, which is currently under construction, is expected to serve as an extension of the Company's corporate headquarters. The commencement date of this new lease is expected to occur in the second half of 2002, with the lease expiring 15 years thereafter. In addition, the Company presently leases office space for its sales operations in Albany, New York; Atlanta, Georgia; Columbia, Maryland; Dallas, Texas; Millburn, New Jersey; Nashville, Tennessee; Ridgeland, Mississippi; Seal Beach, California; and Schaumburg, Illinois. Sales operations in other locations are not supported by leased office space.

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

   No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The following table sets forth, for the periods indicated, the high closing and low closing sales prices of the Company's Common Stock, as quoted on the Nasdaq National Market.

                                                        2001           2000
                                                    ------------- --------------
                                                     High   Low    High    Low
                                                    ------ ------ ------- ------
First Quarter...................................... $5.438 $3.000 $13.063 $8.000
Second Quarter.....................................  6.030  3.525  10.000  7.250
Third Quarter......................................  5.040  3.150  10.000  8.250
Fourth Quarter.....................................  4.000  2.370   8.063  2.000

--------

   As of March 15, 2002, the Company had approximately 165 holders of record, representing approximately 2,300 stockholder accounts.

   The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The payment of dividends in the future, if any, will be at the discretion of the Board of Directors. However, under the terms of the Company's revolving line of credit with Silicon Valley Bank, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6. Selected Financial Data

   The following selected consolidated financial data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Statement of Operations Data presented below for each of the years in the three year period ended December 31, 2001 and the Balance Sheet Data as of December 31, 2001 and 2000 have been derived from the Company's Consolidated Financial Statements included elsewhere in this Form 10-K which have been audited by Arthur Andersen LLP whose report appears elsewhere in this Form 10-K. The Balance Sheet Data as of December 31, 1999, 1998 and 1997 and the statements of operations data for the years ended December 31, 1998 and 1997 have been derived from audited financial statements not included herein. The financial data reflects the results of the Company and five former third-party resellers of the Company's products, the businesses of which were acquired in February and March 1998 (the "Acquired Resellers"), as if the Company and the Acquired Resellers had operated as one entity during the periods presented. These acquisitions were accounted for under the poolings-of-interests method of accounting.


                                        Years Ended December 31,(1)
                                   --------------------------------------------
                                    2001     2000     1999     1998      1997
                                   -------  -------  -------  -------  --------
                                    (In thousands, except per share data)
Statement of Operations Data:
Revenues:
 License.........................  $16,826  $24,103  $23,454  $18,811  $  7,232
 Recurring.......................   14,364   10,520    8,315    6,059     3,868
 Services........................   26,293   25,407   23,988   18,460     6,492
                                   -------  -------  -------  -------  --------
  Total revenues.................   57,483   60,030   55,757   43,330    17,592
                                   -------  -------  -------  -------  --------
Cost of revenues:
 License.........................    1,287    1,286      751      834       195
 Recurring.......................    5,789    4,957    3,930    2,219     1,635
 Services........................   18,223   19,054   16,289   15,799     7,740
                                   -------  -------  -------  -------  --------
  Total cost of revenues.........   25,299   25,297   20,970   18,852     9,570
                                   -------  -------  -------  -------  --------
Operating expenses:
 Sales and marketing.............   18,261   20,121   17,536   16,024    13,656
 Research and development........   12,775   15,687   10,281    6,953     4,837
 General and administrative......   10,065    7,338    5,433    4,651     4,148
 Amortization of acquired
  intangibles....................      --       --       --       638     1,442
                                   -------  -------  -------  -------  --------
  Total operating expenses.......   41,101   43,146   33,250   28,266    24,083
                                   -------  -------  -------  -------  --------
Operating income (loss)..........   (8,917)  (8,413)   1,537   (3,788)  (16,061)
Compensation related to
 modification of escrow
 agreement(2)  ..................      --       --       --    (4,183)      --
Interest expense.................     (208)    (311)    (267)    (207)     (206)
Interest and other income........      375      320      507      589       250
                                   -------  -------  -------  -------  --------
 Income (loss) before taxes......   (8,750)  (8,404)   1,777   (7,589)  (16,017)
Provision for income taxes.......      --       --        22      --        --
                                   -------  -------  -------  -------  --------
 Net income (loss).................$(8,750).$(8,404)  $1,755  $(7,589) $(16,017)
                                   =======  =======  =======  =======  ========
Net Income (loss)
 per share--basic and
 diluted(3)......................  $ (0.55) $ (0.52) $  0.11  $ (0.52) $  (1.37)
                                   =======  =======  =======  =======  ========
Weighted average number of shares
 outstanding:
 Basic...........................   15,944   16,075   15,908   14,494    11,710
                                   =======  =======  =======  =======  ========
 Diluted(2)......................   15,944   16,075   16,125   14,494    11,710
                                   =======  =======  =======  =======  ========

                                           2001   2000   1999   1998    1997
                                          ------ ------ ------ ------- ------
Balance Sheet Data:
Cash and cash equivalents................ $8,464 $7,572 $8,946 $17,128 $3,270
Total assets............................. 34,251 34,440 38,430  37,214 12,439
Deferred revenue......................... 20,215  9,894  8,573   9,134 11,480
Long-term borrowings, including capital
 lease obligations.......................    408    943  1,120   1,010     54
Stockholders' equity (deficit)...........  4,590 13,904 21,960  19,110 (5,508)

--------
(1) In February and March 1998, the Company acquired the businesses of five third-party resellers of the Company's products (the "Acquired Resellers") in exchange for an aggregate of 121,856 shares of the Company's Class B Common Stock (converted into 1,233,061 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), in connection with an initial public offering, completed in June 1998). The Company accounted for these transactions using the poolings-of-interest method of accounting. Therefore, the accounts of the Acquired Resellers have been included retroactively in the consolidated financial statements as if the companies had operated as one entity since inception for purposes of the statements of operations data and at the end of such periods for purposes of the balance sheet data.
(2) In March 1998, an escrow agreement was modified to provide that all of the shares of Class B Common Stock held in escrow were to be released upon the execution of a firm commitment underwriting agreement for the initial public offering of the Company's capital stock on or before July 1, 1998. Approximately $4.2 million of compensation expense was recorded as of the date of modification, representing 60,429 shares of Class B Common Stock of the Company (converted into 611,477 shares of Common Stock) released to directors, officers and employees of the Company, multiplied by the difference between the fair market value of the Class B Common Stock on the date of the modification and the price paid by the holders of the shares.
(3) See Note 2 of the Notes to Consolidated Financial Statements for information regarding the computation of net income (loss) per share.

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

Significant Accounting Policies

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

   Recurring revenues include maintenance revenues and subscription revenues. Revenues from maintenance agreements for maintaining, supporting and providing periodic updates are recognized ratably over the maintenance period, which in most instances is one year. Revenues from subscription agreements are recognized ratably over the term of the related contract upon the delivery of the product and services.

   Service revenues include implementation revenues, training revenues and other revenues (defined below). Revenues for training and implementation consulting services are recognized as services are performed. The Company also generates revenues relating to the sale of payroll-related forms and the printing of Form W-2's for certain customers ("other revenues"). Other revenues are recognized as the product is shipped or as the services are rendered.

Software Development Costs

   SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Software costs capitalized during 2001 and 2000 totaled $4,621,000 and $160,000, respectively. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which are typically three years. Amortization of capitalized software was $706,000, $351,000 and $68,000 in 2001, 2000 and 1999, respectively. Accumulated amortization of capitalized software was $1.1 million and $0.4 million as of December 31, 2001 and 2000, respectively.

Overview

   Ultimate Software designs, markets, implements and supports technologically advanced cross-industry human resources management and payroll
("HRMS/payroll") software solutions. The Company's mission is to become the premier infrastructure provider of Internet payroll and workforce management solutions.

   Ultimate Software's Web-based workforce management solution is UltiPro. UltiPro Web includes Manager Self-Service, Employee Self-Service, and Benefits Enrollment and is integrated with and supported by a back-office client/server solution known as UltiPro HRMS/Payroll, that can be purchased stand-alone (collectively, "UltiPro"). UltiPro is marketed primarily to mid-sized and small organizations, those with less than 15,000 employees, but scales to meet the needs of larger organizations. UltiPro Web allows customers to empower their entire workforce--employees, managers and executives--to improve communications and efficiencies. UltiPro Web offers business intelligence reporting, access to benefits and paycheck history, direct deposit maintenance, and human resources management including Internet employee administration, benefits enrollment, recruitment and training features. Along with the back-office solution UltiPro HRMS/Payroll, UltiPro Web enables businesses to manage the employee life cycle strategically and cost effectively, from inception of employment through retirement.

   Ultimate Software reaches its customer base through its direct sales force and a network of business service providers ("BSPs") that market to their customers. The Company's direct sales force markets UltiPro as an in-house HRMS/payroll solution and alternatively as an application hosting offering. The Company has branded its hosted model as "Intersourcing" to underscore the idea that part of the business value of this model is the convenience of outsourcing, coupled with in-house control over the client's own data. Intersourcing provides organizations real-time access to their employee information and reporting, roles-based Web-access for all employees, business intelligence tools for executive decision-making, and comprehensive HRMS/payroll functionality without a requirement for significant support from in-house information technology resources. Ultimate Software works together with Intersourcing customers to procure leasing agreements that provide a reduced requirement for up-front cash and convenient monthly payments. Pursuant to an arrangement with International Business Machines Global Services, Inc. ("IBM"), IBM provides hosting services for Ultimate Software customers, which includes the installation, ongoing maintenance and backup services at an IBM Data Hosting Center. In addition, the Company is developing a hosting program through which Ultimate Software will provide the installation, ongoing maintenance and backup services at an alternative data center.

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

   On March 9, 2001, Ultimate Software signed a co-branding agreement (the "March 9 Agreement") with Ceridian Corporation ("Ceridian") and on August 9, 2001 and February 5, 2002, Ultimate Software and Ceridian amended the March 9 Agreement (the "Amendments," together with the March 9 Agreement, the "Ceridian Agreement"). Pursuant to the Ceridian Agreement, Ultimate Software granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering which Ceridian intends to market primarily to businesses with under 500 employees. On March 13, 2001, Ceridian completed an up-front payment to Ultimate Software of $10.0 million (the "Initial Payment"). On February 12, 2002, Ceridian completed a prepayment of royalties payable to Ultimate Software of $6.0 million in accordance with the terms of the Amendments (the "Prepayment"). Under the terms of the March 9 Agreement, $5.0 million of the Initial Payment would have been refundable to Ceridian if the Company was unable to complete a successful transfer of technology to Ceridian (the "Technical Transfer"). Under the terms of the Amendments, Ceridian agreed that Technical Transfer occurred on February 5, 2002. The total amount paid to Ultimate Software of $16.0 million from both the Initial Payment and the Prepayment (the "Total Payment") is not subject to refund. In addition, under the terms of the Ceridian Agreement, as a result of the achievement of Technical Transfer, Ceridian is obligated to pay a monthly license fee based on the number of employees paid using the Ultimate Software product. These payments are subject to a minimum monthly payment of $500,000 per month beginning in January 2003 with 5% annual increases beginning in 2006. Under the Amendments, the minimum payments of $250,000 per month, which would have been payable in 2002 by Ceridian pursuant to the March 9 Agreement, were waived. The Prepayment represents the prepayment of the minimum monthly payments due in 2003. The maximum monthly payment is $1.0 million, subject to 5% annual increases beginning in 2003. After five years, either party can terminate the agreement with two years' notice, with Ceridian retaining certain rights to use the licensed software upon termination. The parties expect the minimum term of the agreement to be 7 years (the "Minimum Term"). The aggregate of the Total Payment and the minimum monthly amounts which Ceridian is obligated to pay to Ultimate Software during the Minimum Term is approximately $42.1 million.

   The Ceridian Agreement includes the provision of future updates to UltiPro which is a standard contract provision for the Company's software products. On February 5, 2002, Ultimate Software signed an agreement with Ceridian for the delivery of a release generally known by the parties as Evolution (the "Evolution Release

Agreement"). Under the terms of the Evolution Release Agreement, Ceridian will pay Ultimate Software $500,000 in the event the Evolution release is delivered by August 30, 2002. To the extent Ultimate Software delivers Evolution to Ceridian beyond September 30, 2002, Ultimate Software is obligated to pay Ceridian $500,000 per month up to a maximum of $1.5 million (the "Evolution Obligation"), with a daily pro-ration of the obligation to be applied to the extent the delivery occurs during one of the three months of October, November and December 2002. The Company believes that it will deliver Evolution to Ceridian before September 30, 2002.

   For accounting purposes, the Initial Payment is included in deferred revenue as of December 31, 2001. The Prepayment received in February 2002 is included in deferred revenue for 2002 financial reporting purposes. Because Technical Transfer has occurred, the minimum payments guaranteed to the Company, less the portion attributable to maintenance revenue for the period prior to Technical Transfer and less the Evolution Obligation, will be recognized ratably as subscription revenue (totaling approximately $550,000 per month) from the date of Technical Transfer, February 5, 2002, through the end of the Minimum Term. The portion of the Initial Payment attributable to maintenance services prior to Technical Transfer is recognized ratably over the period commencing on April 1, 2001 and ending as of the date of Technical Transfer, February 5, 2002.

   The following table sets forth the Company's current estimates of the financial impact of the Ceridian Agreement (in thousands):

                                                                                Deferred at
        Fiscal               Cash                    Revenue                    Revenue at
         Year              Received                 Recognized                 December 31st
        ------             --------                 ----------                 -------------
        2001               $10,000                   $   500                      $9,500
        2002(1)              4,500                     6,038                       7,962
        2003                   --                      6,587                       1,375
        2004                 6,000                     6,587                         788
        2005                 6,000                     6,587                         201
        2006                 6,300                     6,587                         --
        2007                 6,615                     6,587                         --
        2008                 1,157                     1,099                         --
                           -------                   -------
                           $40,572                   $40,572
                           =======                   =======

--------
(1) In accordance with generally accepted accounting principles, the maximum amount potentially due from the Company to Ceridian under the Evolution Release Agreement totaling $1.5 million is deducted from the Prepayment received in February 2002. When the uncertainty regarding the timing of delivery of Evolution is resolved, the amount of minimum payments will be revised accordingly and recognized as a change in accounting estimate, if required, over the remaining term of the Ceridian Agreement. The Company believes that it will deliver Evolution to Ceridian before September 30, 2002 and, accordingly, that no part of such $1.5 million will be payable to Ceridian.

Results of Operations

   The following table sets forth the Statements of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                                            For the Years
                                                           Ended December
                                                                 31,
                                                          ---------------------
                                                          2001    2000    1999
                                                          -----   -----   -----
Revenues:
 License.................................................  29.3%   40.2%   42.1%
 Recurring...............................................  25.0    17.5    14.9
 Services................................................  45.7    42.3    43.0
                                                          -----   -----   -----
  Total revenues......................................... 100.0   100.0   100.0
                                                          -----   -----   -----
Cost of revenues:
 License.................................................   2.2     2.1     1.3
 Recurring...............................................  10.1     8.3     7.1
 Services................................................  31.7    31.7    29.2
                                                          -----   -----   -----
  Total cost of revenues.................................  44.0    42.1    37.6
                                                          -----   -----   -----
Operating expenses:
 Sales and marketing.....................................  31.8    33.5    31.5
 Research and development................................  22.2    26.2    18.4
 General and administrative..............................  17.5    12.2     9.7
                                                          -----   -----   -----
  Total operating expenses...............................  71.5    71.9    59.6
                                                          -----   -----   -----
  Operating income (loss)................................ (15.5)  (14.0)    2.8
Interest expense.........................................  (0.4)   (0.5)   (0.5)
Interest and other income................................   0.7     0.5     0.9
Provision for income taxes...............................   0.0     0.0     0.0
                                                          -----   -----   -----
 Net income (loss)....................................... (15.2)% (14.0)%   3.2%
                                                          =====   =====   =====

Comparison of Fiscal Years Ended December 31, 2001 and 2000

Revenues

   The Company's revenues are derived from three principal sources: software licenses ("license revenues"), recurring revenues and services revenues.

   License revenues include revenues from software license agreements for the Company's products, entered into between the Company and its customers in which the license fees are noncancellable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenues in the consolidated balance sheets.

   Recurring revenues include maintenance revenues derived from maintaining, supporting and providing periodic updates for the Company's software and subscription revenues principally derived from per employee per month ("PEPM") fees earned through the BSP sales channel. Maintenance revenues are recognized ratably over the service period, generally one year. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. All of the Company's customers that purchased software during 2001 and 2000 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

   Service revenues include revenues from fees charged for the implementation of the Company's software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2's for certain customers, as well as fees from the IBM hosted model. Service revenues are recognized as services are performed and delivered.

   Total revenues, consisting of license, recurring and service revenues, decreased to $57.5 million for 2001 from $60.0 million for 2000.

   License revenues decreased 30.2% to $16.8 million for 2001 from $24.1 million for 2000 primarily due to lower volume of sales generated by the Company's direct sales channel which management believes is partly due to current economic conditions. In addition, the Company changed its business strategy for its sales channel which focuses on co-branding relationships with BSPs (the "BSP Channel"). The Company's objective with the BSP Channel is to achieve a more predictable recurring revenue model. Based on market conditions, during the three months ended September 30, 2000, the Company made adjustments to its strategy for attaining its BSP Channel objective. The Company revised its former requirement for strategic partners to pay an upfront license fee along with ongoing per employee per month ("PEPM") fees by de-emphasizing the upfront license fee and emphasizing the recurring revenue from PEPM fees. The planned result is to provide a higher percentage of recurring revenue in the BSP Channel with correspondingly lower upfront commitments.

   Recurring revenues increased 36.5% to $14.4 million for 2001 from $10.5 million for 2000 primarily due to the increase in maintenance revenue generated from incremental licenses sold in 2001, combined with a high customer retention rate. Beginning in February 2002 and continuing through March 2008, recurring revenues will include the amortization of the minimum guaranteed payments under the Ceridian Agreement, as amended, which is approximately $550,000 per month.

   Service revenues increased 3.5% to $26.3 million for 2001 from $25.4 million for 2000 primarily as a result of an increase in implementation revenue, partially offset by a decrease in revenue generated from the IBM hosted model. Implementation revenues increased due to an increase in the number of hours billed to clients, primarily resulting from higher utilization of service consultants.

Cost of Revenues

   Cost of revenues consists of the cost of license, recurring and service revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company's customers, the cost of periodic updates and the costs of subscription revenues, including amortization of capitalized software. Cost of service revenues primarily consists of costs to provide implementation services and training to the Company's customers and, to a lesser degree, costs associated with revenues generated from the IBM hosted model and costs related to sales of payroll-related forms.

   Cost of license revenues totaling $1.3 million for 2001 was consistent with 2000. As a percentage of license revenues, cost of license revenues increased to 7.6% for 2001 from 5.3% for 2000. The increase in the cost of license revenues rate was primarily attributable to an increase in the amortization of capitalized software for UltiPro Web during 2001 combined with lower license revenues.

   Cost of recurring revenues increased by 16.8% to $5.8 million for 2001 from $5.0 million for 2000. This increase was attributable to increased costs of maintenance principally due to higher labor costs to support the Company's customer base and an increase in costs of subscriptions, principally from labor costs and amortization of capitalized software, which began in 2001. As a percentage of recurring revenues, cost of recurring revenues decreased to 40.3% for 2001 from 47.1% for 2000. This decrease was primarily attributable to higher costs absorbed by an increased recurring revenue base.

   Cost of service revenues decreased by 4.4% to $18.2 million for 2001 from $19.1 million for 2000. Cost of service revenues, as a percentage of service revenues, decreased to 69.3% for 2001 from 75.0% for 2000. The decrease in the cost of service revenues was primarily attributable to the reduction in costs associated with lower revenues recognized from the IBM hosted model.

Sales and Marketing

   Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased by 9.2% to $18.3 million for 2001 from $20.1 million for 2000. Sales and marketing expenses, as a percentage of total revenues, decreased to 31.8% for 2001 from 33.5% for 2000. The decrease in sales and marketing expenses was primarily due to lower advertising and marketing costs, a reduction in travel expenses and, to a lesser degree, less sales commissions resulting from lower license revenues.

Research and Development

   Research and development expenses consist primarily of software development personnel costs. Research and development expenses decreased by 18.6% to $12.8 million for 2001 from $15.7 million for 2000. The decrease in research and development expenses was primarily attributable to the capitalization during 2001 of $4.2 million in software development personnel costs associated with the development of certain major products which were available for general release in the third and fourth fiscal quarters of 2001. Such capitalized software costs are amortized ratably to cost of license revenues and cost of recurring revenues, on a product-by-product basis over the estimated life (which is typically three years) following the general release of the underlying software products. As of December 31, 2001, the amount of capitalized software remaining for future amortization to cost of license and cost of recurring revenues was $1.4 million and $3.1 million, respectively.

   Research and development expenses, as a percentage of total revenues, decreased to 22.2% for 2001 from 26.2% for 2000. The decrease in research and development expenses, as a percentage of total revenues, was primarily due to the capitalization of software. Excluding the impact of research and development expenses capitalized in the period, research and development expenses, as a percentage of total revenues, were 29.6% for 2001 and 26.1% for 2000. The increase in research and development costs, excluding the impact of capitalized software, was primarily attributable to additional software development personnel costs.

General and Administrative

   General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 37.2% to $10.1 million for 2001 from $7.3 million for 2000. General and administrative expenses, as a percentage of total revenues, increased to 17.5% for 2001 from 12.2% for 2000. The increase in general and administrative expenses was principally due to the settlement of a litigation matter and an increase in the provision for doubtful accounts.

Interest Expense

   Interest expense decreased by 33.1% to $208,000 for 2001 from $311,000 for 2000 primarily due to lower interest rates on new capital lease obligations.

Interest and Other Income

   Interest and other income increased by 17.2% to $375,000 for 2001 from $320,000 for 2000 primarily due to interest earned on additional funds available for investment in 2001.

Provision for Income Taxes

   No provision for Federal, state or foreign income taxes was made for 2001 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2001, which expire at various times through the year 2021 and are available to offset future taxable income, are $34.3 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments. The Company's net deferred tax assets at December 31, 2001 were $15.8 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets was fully reserved as of December 31, 2001 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

Comparison of Fiscal Years Ended December 31, 2000 and 1999

Revenues

   Total revenues, consisting of license, recurring and service revenues, increased 7.7% to $60.0 million for 2000 from $55.8 million for 1999.

   License revenues increased 2.8% to $24.1 million for 2000 from $23.5 million for 1999 due to increased sales of UltiPro HRMS/Payroll and UltiPro Web and, to a lesser degree, sales generated from the Company's BSP Channel.

   Recurring revenues increased 26.5% to $10.5 million for 2000 from $8.3 million for 1999 primarily as a result of an increase in maintenance generated from a larger installed customer base.

   Service revenues increased 5.9% to $25.4 million for 2000 from $24.0 million for 1999 primarily as a result of an increase in training revenues generated from a larger installed customer base and revenues generated from the IBM hosted model, partially offset by a decrease in implementation revenues resulting primarily from the Company's planned reduction of implementation consulting services subcontracted to third party providers. Fees for services performed by such third party providers on behalf of Ultimate Software, and typically under the supervision of Ultimate Software's service consultants, are recognized as service revenues in the period performed.

Cost of Revenues

   Cost of license revenues increased 71.2% to $1.3 million for 2000 from $0.8 million for 1999. As a percentage of license revenues, cost of license revenues increased to 5.3% for 2000 from 3.2% for 1999. The increase in cost of license revenues was primarily attributable to the amortization of capitalized software for UltiPro Web.

   Cost of recurring revenues increased by 26.1% to $5.0 million for 2000 from $3.9 million for 1999. This increase was principally due to an increase in labor costs to support a larger customer base. Cost of recurring revenues, as a percentage of recurring revenues, decreased to 47.1% for 2000 from 47.3% for 1999. This decrease was primarily attributable to higher costs absorbed by an increased recurring revenue base.

   Cost of service revenues increased by 17.0% to $19.1 million for 2000 from $16.3 million for 1999. Cost of service revenues, as a percentage of service revenues, increased to 75.0% for 2000 from 67.9% for 1999. The increase in cost of service revenues was primarily attributable to the increased labor costs to support the implementation of UltiPro HRMS/Payroll and costs associated with revenues generated from the IBM hosted model, partially offset by lower third-party implementation consulting fees.

Sales and Marketing

   Sales and marketing expenses increased by 14.7% to $20.1 million for 2000 from $17.5 million for 1999. Sales and marketing expenses, as a percentage of total revenues, increased to 33.5% for 2000 from 31.5% for 1999. The increase in sales and marketing costs was primarily due to a combination of increased travel expenses and higher advertising and marketing costs focusing on branding, particularly the branding of the IBM hosted model.

Research and Development

   Research and development expenses increased by 52.6% to $15.7 million for 2000 from $10.3 million for 1999. Research and development expenses, as a percentage of total revenues, increased to 26.2% for 2000 from 18.4% for 1999. The increase in research and development expenses was primarily attributable to an increase in the number of software programmers, engineers and other development-related positions for the development and enhancement of UltiPro HRMS/Payroll, the continued development of UltiPro Web products, the expansion of application hosting capabilities and for the development of new HRMS/payroll-related enhancement modules.

General and Administrative

   General and administrative expenses increased by 35.1% to $7.3 million for 2000 from $5.4 million for 1999. General and administrative expenses, as a percentage of total revenues, increased to 12.2% for 2000 from 9.7% for 1999. The increase in general and administrative expenses was principally due to an increase in the provision for doubtful accounts.

Interest Expense

   Interest expense increased by 16.4% to $311,000 for 2000 from $267,000 for 1999 primarily due to an increase in capital lease obligations.

Interest and Other Income

   Interest and other income decreased by 36.9% to $320,000 for 2000 from $507,000 for 1999 primarily due to a decrease in cash and cash equivalents available for investment in money market and other short-term marketable securities.

Provision for Income Taxes

   No provision for Federal, state or foreign income taxes was made for 2000 due to the Company's cumulative net operating losses incurred through December 31, 2000. The provision for income taxes was $22,000 in 1999 as a result of income taxes calculated under the alternative minimum tax method. The Company's net deferred tax assets at December 31, 2000 were $12.9 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets was fully reserved as of December 31, 2000 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

Quarterly Results of Operations

   The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2001 and 2000. In management's opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                      Quarters Ended
                         ---------------------------------------------------------------------------
                         Dec. 31,  Sept. 30, June 30, Mar. 31, Dec. 31,  Sept. 30, June 30, Mar. 31,
                           2001      2001      2001     2001     2000      2000      2000     2000
                         --------  --------- -------- -------- --------  --------- -------- --------
                                         (In thousands, except per share amounts)
Revenues:
 License................ $  4,015   $ 3,034   $4,450   $5,327  $ 4,048    $ 4,020   $9,549   $6,486
 Recurring..............    3,861     3,736    3,626    3,141    2,854      2,667    2,578    2,421
 Services...............    6,751     5,851    6,354    7,337    7,487      6,310    5,689    5,921
                         --------   -------   ------   ------  -------    -------   ------   ------
  Total revenues........   14,627    12,621   14,430   15,805   14,389     12,997   17,816   14,828
                         --------   -------   ------   ------  -------    -------   ------   ------
Cost of reveunues:
 License................      391       258      326      312      239        286      415      346
 Recurring..............    1,656     1,364    1,380    1,389    1,330      1,213    1,159    1,255
 Services...............    5,057     4,462    4,268    4,436    5,829      4,749    4,184    4,292
                         --------   -------   ------   ------  -------    -------   ------   ------
  Total cost of
   revenues.............    7,104     6,084    5,974    6,137    7,398      6,248    5,758    5,893
                         --------   -------   ------   ------  -------    -------   ------   ------
Operating expenses:
 Sales and marketing....    4,333     4,422    4,879    4,627    4,701      5,177    5,532    4,711
 Research and
  development...........    3,845     2,333    2,331    4,266    4,243      4,024    3,796    3,624
 General and
  administrative........    2,837     3,995    1,848    1,385    2,114      2,305    1,627    1,292
                         --------   -------   ------   ------  -------    -------   ------   ------
  Total operating
   expenses.............   11,015    10,750    9,058   10,278   11,058     11,506   10,955    9,627
                         --------   -------   ------   ------  -------    -------   ------   ------
  Operating income
   (loss)...............   (3,492)   (4,213)    (602)    (610)  (4,067)    (4,757)   1,103     (692)
Interest expense........      (60)      (56)     (42)     (50)     (67)       (64)     (75)    (105)
Interest and other
 income.................       37        82      136      120       75         88       74       83
                         --------   -------   ------   ------  -------    -------   ------   ------
 Income (loss) before
  income taxes             (3,515)   (4,187)    (508)    (540)  (4,059)    (4,733)   1,102     (714)
                         --------   -------   ------   ------  -------    -------   ------   ------
 Net income (loss)...... $ (3,515)  $(4,187)  $ (508)  $ (540) $(4,059)   $(4,733)  $1,102   $ (714)
                         ========   =======   ======   ======  =======    =======   ======   ======
Weighted average shares
 outstanding:
                         --------   -------   ------   ------  -------    -------   ------   ------
 Basic..................   15,894    15,905   15,938   16,043   16,072     16,094   16,078   16,054
                         ========   =======   ======   ======  =======    =======   ======   ======
 Diluted                   15,894    15,905   15,938   16,043   16,072     16,094   16,491   16,054
                         ========   =======   ======   ======  =======    =======   ======   ======
Net income (loss) per
 share--basic and
 diluted................ $  (0.22)  $ (0.26)  $(0.03)  $(0.03) $ (0.25)   $ (0.29)  $ 0.07   $(0.04)
                         ========   =======   ======   ======  =======    =======   ======   ======

The following table sets for the unaudited quarterly results of operations, as a percentage of total revenues, as applicable, for each of the quarters in the years ended December 31, 2001 and 2000.

                                                      Quarters Ended
                         ------------------------------------------------------------------------------
                         Dec. 31,  Sept. 30, June 30,  Mar. 31,  Dec. 31,  Sept. 30, June 30,  Mar. 31,
                           2001      2001      2001      2001      2000      2000      2000      2000
                         --------  --------- --------  --------  --------  --------- --------  --------
                                         (In thousands, except per share amounts)
Revenues:
 License................   27.4%      24.0%    30.8%     33.7%     28.1%      30.9%    53.6%     43.7%
 Recurring..............   26.4%      29.6%    25.1%     19.9%     19.8%      20.5%    14.5%     16.4%
 Services...............   46.2%      46.4%    44.1%     46.4%     52.1%      48.6%    31.9%     39.9%
                          -----      -----    -----     -----     -----      -----    -----     -----
  Total revenues........  100.0%     100.0%   100.0%    100.0%    100.0%     100.0%   100.0%    100.0%
                          -----      -----    -----     -----     -----      -----    -----     -----
Cost of reveunues:
 License................    2.7%       2.0%     2.3%      2.0%      1.7%       2.2%     2.3%      2.3%
 Recurring..............   11.3%      10.8%     9.6%      8.8%      9.2%       9.3%     6.5%      8.5%
 Services...............   34.6%      35.4%    29.4%     28.1%     40.5%      36.6%    23.5%     28.9%
                          -----      -----    -----     -----     -----      -----    -----     -----
  Total cost of
   revenues.............   48.6%      48.2%    41.3%     38.9%     51.4%      48.1%    32.3%     39.7%
                          -----      -----    -----     -----     -----      -----    -----     -----
Operating expenses:
 Sales and marketing....   29.6%      35.0%    33.8%     29.3%     32.7%      39.8%    31.1%     31.8%
 Research and
  development...........   26.3%      18.5%    16.2%     27.0%     29.5%      31.0%    21.3%     24.4%
 General and
  administrative........   19.4%      31.7%    12.8%      8.8%     14.7%      17.7%     9.1%      8.7%
                          -----      -----    -----     -----     -----      -----    -----     -----
  Total operating
   expenses.............   75.3%      85.2%    62.8%     65.1%     76.9%      88.5%    61.5%     64.9%
                          -----      -----    -----     -----     -----      -----    -----     -----
  Operating income
   (loss)...............  (23.9%)    (33.4%)   (4.1%)    (4.0%)   (28.3%)    (36.6%)    6.2%     (4.7%)
Interest expense........   (0.4%)     (0.4%)   (0.3%)    (0.2%)    (0.5%)     (0.5%)   (0.4%)    (0.7%)
Interest and other
 income.................    0.3%       0.6%     0.9%      0.8%      0.6%       0.7%     0.4%      0.6%
                          -----      -----    -----     -----     -----      -----    -----     -----
 Income (loss) before
  income taxes..........  (24.0%)    (33.2%)   (3.5%)    (3.4%)   (28.2%)    (36.4%)    6.2%     (4.8%)
Provision for income
taxes...................    0.0%       0.0%     0.0%      0.0%      0.0%       0.0%     0.0%      0.0%
                          -----      -----    -----     -----     -----      -----    -----     -----
 Net income (loss)......  (24.0%)    (33.2%)   (3.5%)    (3.4%)   (28.2%)    (36.4%)    6.2%     (4.8%)
                          =====      =====    =====     =====     =====      =====    =====     =====

Liquidity and Capital Resources

   The Company has historically funded operations primarily through the sale of private and public equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

   As of December 31, 2001, the Company had $8.5 million in cash and cash equivalents, reflecting a net increase of $0.9 million since December 31, 2000. Working capital as of December 31, 2001 was a working capital deficit of $5.0 million as compared to working capital of $8.2 million as of December 31, 2000. The decline in working capital resulted primarily from the impact of the net loss on operations for the year 2001, a reduction in accounts receivable and an increase in deferred revenue of $9.5 million resulting from the Ceridian Agreement which will be recognized ratably as subscription revenue, together with the balance of minimum guaranteed payments under the Ceridian Agreement, from the date of Technical Transfer through the end of the Minimum Term. Excluding deferred revenue of $19.7 million and $9.5 million, the Company would have had a working capital balance of $14.7 million and $17.7 million at December 31, 2001 and 2000, respectively.

   Net cash provided by operating activities was $10.4 million for 2001 as compared to $1.9 million for 2000. The improvement in net cash provided by operating activities was primarily attributable to the Initial Payment under the Ceridian Agreement, the capitalization of internally developed software costs totaling $4.6 million and improved collections of accounts receivable, partially offset by the funding of operations.

   Net cash used in investing activities was $6.5 million for 2001 as compared to $1.5 million for 2000. The increase in net cash used in investing activities was primarily attributable to an increase in capitalized software and an increase in capital expenditures which were not financed.

   Net cash used in financing activities was $3.0 million for 2001 as compared to net cash used in financing activities of $1.7 million for 2000. The increase in net cash used in financing activities was primarily due to additional principal payments on capital lease obligations and the Company's purchase of its Common Stock under the Stock Repurchase Plan discussed below.

   The Company has a revolving line of credit (the "Credit Facility") with Silicon Valley Bank which is secured by all of the Company's corporate assets, including a negative pledge on intellectual property, and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability). The Credit Facility provides working capital financing for up to 75% of the Company's eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases, and stand-by letters of credit for up to $0.5 million. The maximum amount available under the Credit Facility is $5.0 million. The Credit Facility expires on November 28, 2003. No amounts were outstanding for borrowings under the Credit Facility as of December 31, 2001. Under the terms of the Credit Facility, no dividends may be paid on the Company's Common Stock without the consent of the Silicon Valley Bank.

   On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock (the "Stock Repurchase Plan"). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations. As of December 31, 2001, the Company had purchased 211,497 shares of the Company's Common Stock under the Stock Repurchase Plan.

   In accordance with the Ceridian Agreement, as previously discussed, on March 13, 2001, Ceridian completed an up-front payment to Ultimate Software of $10.0 million (the "Initial Payment"). On February 12, 2002, Ceridian completed a prepayment of royalties payable to Ultimate Software of $6.0 million in accordance with the terms of the Amendments (the "Prepayment"). Under the terms of the March 9 Agreement, $5.0 million of the Initial Payment would have been refundable to Ceridian if the Company was unable to complete a successful transfer of technology to Ceridian (the "Technical Transfer"). Under the terms of the Amendments, Ceridian agreed that Technical Transfer occurred on February 5, 2002. The total amount paid to Ultimate Software of $16.0 million from both the Initial Payment and the Prepayment (the "Total Payment") is not subject to refund. In addition, under the terms of the Ceridian Agreement, as a result of the achievement of Technical Transfer, Ceridian is obligated to pay a monthly license fee based on the number of employees paid using the Ultimate Software product. These payments are subject to a minimum monthly payment of $500,000 per month beginning in January 2003 with 5% annual increases beginning in 2006. Under the Amendments, the minimum payments of $250,000 per month, which would have been payable in 2002 by Ceridian pursuant to the March 9 Agreement, were waived. The Prepayment represents the prepayment of the minimum monthly payments due in 2003. The maximum monthly payment is $1.0 million, subject to 5% annual increases beginning in 2003. After five years, either party can terminate the agreement with two years' notice, with Ceridian retaining certain rights to use the licensed software upon termination. The parties expect the minimum term of the agreement to be 7 years (the "Minimum Term"). The aggregate of the Total Payment and the minimum monthly amounts which Ceridian is obligated to pay to Ultimate Software during the Minimum Term is approximately $42.1 million.

   The Ceridian Agreement includes the provision of future updates to UltiPro which is a standard contract provision for the Company's software products. On February 5, 2002, Ultimate Software signed an agreement with Ceridian for the delivery of a release generally known by the parties as Evolution (the "Evolution Release Agreement"). Under the terms of the Evolution Release Agreement, Ceridian will pay Ultimate Software $500,000 in the event the Evolution release is delivered by August 30, 2002. To the extent Ultimate Software delivers Evolution to Ceridian beyond September 30, 2002, Ultimate Software is obligated to pay Ceridian $500,000 per month up to a maximum of $1.5 million (the "Evolution Obligation"), with a daily pro-ration of the obligation to be applied to the extent the delivery occurs during one of those the months of October, November and December 2002. The Company believes that it will deliver Evolution to Ceridian before September 30, 2002.

   Ceridian may acquire an equity interest in Ultimate through purchases in the open market or from third parties, subject to a contractual limitation of 14.99% of the Company's Common Stock.

   The Company believes that cash and cash equivalents, cash generated from operations and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months.

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

Recent Accounting Literature

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the financial statements of the Company.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment. SFAS No. 144 was issued to establish a single accounting model, based upon the framework established in SFAS No. 121, for long lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS No. 144 is not expected to have a material impact on the financial statements of the Company.

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

   Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, which expires on November 28, 2003, is based on Prime Rate plus 1.0% per annum. As of December 31, 2001, no amounts were outstanding for borrowings under the Credit Facility. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility.

Item 8. Financial Statements and Supplementary Data

                                                                        Page(s)
                                INDEX                                   -------
Report of Independent Certified Public Accountants....................     29
Consolidated Balance Sheets as of December 31, 2001 and 2000..........     30
Consolidated Statements of Operations for the Years Ended December 31,
 2001, 2000 and 1999..................................................     31
Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2001, 2000 and 1999................................     32
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2001, 2000 and 1999..................................................     33
Notes to Consolidated Financial Statements............................     34

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Ultimate Software Group, Inc.:

   We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ultimate Software Group, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Miami, Florida,
 February 1, 2002.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                   As of
                                                               December 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 8,464  $ 7,572
  Accounts receivable, net of allowance for doubtful accounts
  of $2,465 and $2,461 for 2001 and 2000, respectively.......  14,006   18,825
  Prepaid expenses and other current assets..................   1,266    1,025
                                                              -------  -------
    Total current assets.....................................  23,736   27,422
Property and equipment, net..................................   5,786    6,211
Capitalized software, net....................................   4,545      630
Other assets, net............................................     184      177
                                                              -------  -------
    Total assets............................................. $34,251  $34,440
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $ 1,901  $ 2,059
  Accrued expenses...........................................   5,548    5,623
  Deferred revenue...........................................  19,741    9,540
  Current portion of capital lease obligations...............   1,589    2,017
                                                              -------  -------
    Total current liabilities................................  28,779   19,239
Capital lease obligations, net of current portion............     408      943
Deferred revenue.............................................     474      354
                                                              -------  -------
    Total liabilities........................................ $29,661  $20,536
                                                              -------  -------
Commitments and contingencies (Note 12)
Stockholders' equity:
  Series A Junior Participating Preferred Stock, $.01 par
   value, 500,000 shares
   authorized, no shares issued and outstanding in 2001 and
   2000......................................................      -        -
  Preferred Stock, $.01 par value, 2,000,000 shares autho-
   rized in 2001 and 2000,
   no shares issued or outstanding...........................      -        -
  Common Stock, $.01 par value, 50,000,000 shares authorized,
   16,105,665 and 16,100,090 shares issued and outstanding in
   2001 and 2000, respectively...............................     161      161
  Additional paid-in capital.................................  65,808   65,693
  Accumulated deficit........................................ (60,516) (51,766)
                                                              -------  -------
                                                                5,453   14,088
  Treasury stock, at cost, 211,497 and 54,000 shares in 2001
   and 2000, respectively....................................    (863)    (184)
                                                              -------  -------
    Total stockholders' equity...............................   4,590   13,904
                                                              -------  -------
    Total liabilities and stockholders' equity............... $34,251  $34,440
                                                              =======  =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                           For the Years
                                                        Ended December 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
Revenues:
 License............................................. $16,826  $24,103  $23,454
 Recurring...........................................  14,364   10,520    8,315
 Services............................................  26,293   25,407   23,988
                                                      -------  -------  -------
  Total revenues.....................................  57,483   60,030   55,757
                                                      -------  -------  -------
Cost of revenues:
 License.............................................   1,287    1,286      751
 Recurring...........................................   5,789    4,957    3,930
 Services............................................  18,223   19,054   16,289
                                                      -------  -------  -------
   Total cost of revenues............................  25,299   25,297   20,970
                                                      -------  -------  -------
Operating expenses:
 Sales and marketing.................................  18,261   20,121   17,536
 Research and development............................  12,775   15,687   10,281
 General and administrative..........................  10,065    7,338    5,433
                                                      -------  -------  -------
   Total operating expenses..........................  41,101   43,146   33,250
                                                      -------  -------  -------
  Operating income (loss)............................  (8,917)  (8,413)   1,537
Interest expense.....................................    (208)    (311)    (267)
Interest and other income............................     375      320      507
                                                      -------  -------  -------
 Income (loss) before income taxes...................  (8,750)  (8,404)   1,777
Provision for income taxes                                 -        -        22
                                                      -------  -------  -------
 Net income (loss)................................... $(8,750) $(8,404) $ 1,755
                                                      =======  =======  =======
Net income (loss) per share--basic and diluted....... $ (0.55) $(0.52)  $  0.11
                                                      =======  =======  =======
Weighted average shares outstanding:
 Basic...............................................  15,944   16,075   15,908
                                                      =======  =======  =======
 Diluted.............................................  15,944   16,075   16,125
                                                      =======  =======  =======

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                         Common Stock  Additional             Treasury Stock          Total
                         -------------  Paid-in   Accumulated -----------------   Stockholders'
                         Shares Amount  Capital     Deficit   Shares   Amount        Equity
                         ------ ------ ---------- ----------- -------  --------   -------------
Balance, December 31,
 1998................... 15,879  $159   $64,068    $(45,117)       -   $     -       $19,110
Issuances of Common
 Stock from exercise of
 stock options..........    168     1       947          -         -         -           948
Non-cash issuances of
 options to Board to
 purchase Common Stock
 for board fees.........     -     -         80          -         -         -            80
Non-cash issuances of
 options to purchase
 Common Stock for serv-
 ices...................     -     -         67          -         -         -            67
Net income..............     -     -         -        1,755        -         -         1,755
                         ------  ----   -------    --------    ------  --------      -------
Balance, December 31,
 1999................... 16,047   160    65,162     (43,362)       -         -        21,960
Issuances of Common
 Stock from exercise of
 stock options..........     54     1       331          -         -         -           332
Non-cash issuances of
 options to Board to
 purchase Common Stock
 for board fees              -     -         83          -         -         -            83
Non-cash issuances of
 options to purchase
 Common Stock for serv-
 ices...................     -     -        117          -         -         -           117
Purchase of Treasury
 Stock..................     -     -         -           -         54      (184)        (184)
Net loss................     -     -         -       (8,404)       -         -        (8,404)
                         ------  ----   -------    --------    ------  --------      -------
Balance, December 31,
 2000                    16,101   161    65,693     (51,766)       54      (184)      13,904
Issuances of Common
 Stock from exercise of
 stock options..........      5    -         13          -         -         -            13
Non-cash issuances of
 options to Board to
 purchase Common Stock
 for board fees.........     -     -        102          -         -         -           102
Purchase of Treasury
 Stock..................     -     -         -           -        157      (679)        (679)
Net loss................     -     -         -       (8,750)       -         -        (8,750)
                         ------  ----   -------    --------    ------  --------      -------
Balance, December 31,
 2001................... 16,106  $161   $65,808    $(60,516)      211     $(863)      $4,590
                         ======  ====   =======    ========    ======  ========      =======


  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

               THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                           For the Years
                                                         Ended December 31,
                                                       ------------------------
                                                        2001     2000     1999
                                                       -------  -------  ------
Cash flow from operating activities:
 Net income (loss)..................................   $(8,750) $(8,404) $1,755
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization.....................     4,368    3,385   2,068
  Provision for doubtful accounts...................     4,151    3,572   1,771
  Non-cash issuances of equity instruments..........       102      200     147
  Changes in operating assets and liabilities:
   Accounts receivable..............................       668   (2,599) (7,216)
   Prepaid expenses and other current assets........      (98)    1,413    (705)
   Other assets.....................................      (138)      36     122
   Accounts payable.................................      (158)      64    (734)
   Accrued expenses.................................       (75)   2,038  (1,542)
   Deferred revenue.................................    10,321    2,162    (561)
                                                       -------  -------  ------
       Net cash provided by (used in) operating
       activities...................................    10,391    1,867  (4,895)
                                                       -------  -------  ------
Cash flows from investing activities:
 Purchases of property and equipment................    (1,849)  (1,428) (3,138)
 Additions to capitalized software..................    (4,621)    (160)     -
 Net proceeds from (issuances of) notes receivable..       (12)      43     (53)
                                                       -------  -------  ------
       Net cash used in investing activities........    (6,482)  (1,545) (3,191)
                                                       -------  -------  ------
Cash flows from financing activities:
 Principal payments on capital lease obligations....    (2,351)  (1,844) (1,044)
 Net proceeds from issuances of Common Stock........        13      332     948
 Purchases of treasury stock........................      (679)    (184)     -
                                                       -------  -------  ------
       Net cash used in financing activities........    (3,017)  (1,696)    (96)
                                                       -------  -------  ------
Net increase (decrease) in cash and cash
 equivalents........................................       892   (1,374) (8,182)
Cash and cash equivalents, beginning of year........     7,572    8,946  17,128
                                                       -------  -------  ------
Cash and cash equivalents, end of year..............   $ 8,464  $ 7,572  $8,946
                                                       =======  =======  ======
Supplemental disclosure of cash flow information:
 Cash paid for interest.............................   $   180  $   238  $  168
                                                       =======  =======  ======
Supplemental disclosure of non-cash investing and
 financing activities:

   The Company entered into capital lease obligations to acquire new equipment totaling $1,388, $2,581 and $1,412 in 2001, 2000 and 1999, respectively.

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

Cash and Cash Equivalents

   All highly liquid instruments with an original maturity of three months or less when acquired are considered cash equivalents. The accompanying consolidated balance sheets include $8.5 million and $6.3 million in interest-bearing accounts as of December 31, 2001 and 2000, respectively.

Accounts Receivable

   Accounts receivable are principally from end-users of the Company's products. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses.

Property and Equipment

   Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets which range from two to five years. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease over periods ranging from two to fifteen years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

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

   Recurring revenues include maintenance revenues and subscription revenues. Revenues from maintenance agreements for maintaining, supporting and providing periodic updates are recognized ratably over the maintenance period, which in most instances is one year. Revenues from subscription agreements are recognized ratably over the term of the related contract upon the delivery of the product and services.

   Service revenues include implementation revenues, training revenues and other revenues (defined below). Revenues for training and implementation consulting services are recognized as services are performed. The Company also generates revenues relating to the sale of payroll-related forms and the printing of Form W-2's for certain customers ("other revenues"). Other revenues are recognized as the product is shipped or as the services are rendered.

Deferred Revenue

   Deferred revenue is primarily comprised of deferrals for recurring revenues for which maintenance services have not yet been rendered and subscription revenues which are recognized ratably over the term of the related contract upon the delivery of the product and services. See Note 3.

   Associated deferred costs, representing commissions, were $803,000 and $897,000 at December 31, 2001 and 2000, respectively. Commission expense is recognized in the period the related revenue is recognized.

Cost of Revenues

   Cost of revenues consists of cost of license, recurring and service revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company's customers, the cost of providing periodic updates and the costs of subscription revenues, including amortization of capitalized software. Cost of service revenues primarily consists of costs to provide implementation services and training to the Company's customers, and, to a lesser degree, costs associated with revenues generated from the Company's hosted model and costs related to sales of payroll-related forms.

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

Software Development Costs

   SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Software costs capitalized during 2001 and 2000 totaled $4,621,000 and $160,000, respectively. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which are typically three years. Amortization of capitalized software was $706,000, $351,000 and $68,000 in 2001, 2000 and 1999, respectively. Accumulated amortization of capitalized software was $1.1 million and $0.4 million as of December 31, 2001 and 2000, respectively.

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

Accounting for Stock-Based Compensation

   As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the pro forma disclosures required by SFAS No. 123 for each of the three years in the period ended December 31, 2001. See Note 10.

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

   The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                            For the Years Ended
                                                                December 31,
                                                            --------------------
                                                             2001   2000   1999
                                                            ------ ------ ------
Weighted average shares outstanding........................ 15,944 16,075 15,908
Effect of dilutive stock options...........................     --     --    217
                                                            ------ ------ ------
Dilutive shares outstanding................................ 15,944 16,075 16,125
                                                            ====== ====== ======

   Other common stock equivalents (i.e., stock options) not included in the computation of diluted net income (loss) per share, as their impact is antidilutive, totaled 4,596,000, 3,954,000 and 1,380,000 for 2001, 2000 and
1999, respectively.

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

Segment Information

   The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment.

Derivative Financial Instruments

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. At December 31, 2001, the Company held no derivative financial instruments, as defined by SFAS No. 133, as amended. Therefore, there was no effect to the Company's financial statements upon adoption.

Business Combinations

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

Recent Accounting Literature

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the financial statements of the Company.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment. SFAS No. 144 was issued to establish a single accounting model, based upon the framework established in SFAS No. 121, for long lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS No. 144 is not expected to have a material impact on the financial statements of the Company.

Reclassifications

   Certain prior year amounts have been reclassified to conform to the 2001 presentation.

3. SIGNIFICANT TRANSACTIONS

   On March 9, 2001, Ultimate Software signed a co-branding agreement (the "March 9 Agreement") with Ceridian Corporation ("Ceridian") and on August 9, 2001 and February 5, 2002, Ultimate Software and Ceridian amended the March 9 Agreement (the "Amendments," together with the March 9 Agreement, the "Ceridian Agreement"). Pursuant to the Ceridian Agreement, Ultimate Software granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering which Ceridian intends to market primarily to businesses with under 500 employees. On March 13, 2001, Ceridian completed an up-front payment to Ultimate Software of $10.0 million (the "Initial Payment"). On February 12, 2002, Ceridian completed a prepayment of royalties payable to Ultimate Software of $6.0 million in accordance with the terms of the Amendments (the "Prepayment"). Under the terms of the March 9 Agreement, $5.0 million of the Initial Payment would have been refundable to Ceridian if the Company was unable to complete a successful transfer of technology to Ceridian (the "Technical Transfer"). Under the terms of the Amendments, Ceridian agreed that Technical Transfer occurred on February 5, 2002. The total amount paid to Ultimate Software of $16.0 million from both the Initial Payment and the Prepayment (the "Total Payment") is not subject to refund. In addition, under the terms of the Ceridian Agreement, as a result of the achievement of Technical Transfer, Ceridian is obligated to pay a monthly license fee based on the number of employees paid using the Ultimate Software product. These payments are subject to a minimum monthly payment of $500,000 per month beginning in January 2003 with 5% annual increases beginning in 2006. Under the Amendments, the minimum payments of $250,000 per month, which would have been payable in 2002 by Ceridian pursuant to the March 9 Agreement, were waived. The Prepayment represents the prepayment of the minimum monthly payments due in 2003. The maximum monthly payment is $1.0 million, subject to 5% annual increases beginning in 2003. After five years, either party can terminate the agreement with two years' notice, with Ceridian retaining certain rights to use the licensed software upon termination. The parties expect the minimum term of the agreement to be 7 years (the "Minimum Term"). The aggregate of the Total Payment and the minimum monthly amounts which Ceridian is obligated to pay to Ultimate Software during the Minimum Term is approximately $42.1 million.

   The Ceridian Agreement includes the provision of future updates to UltiPro which is a standard contract provision for the Company's software products. On February 5, 2002, Ultimate Software signed an agreement with Ceridian for the delivery of a release generally known by the parties as Evolution (the "Evolution Release Agreement"). Under the terms of the Evolution Release Agreement, Ceridian will pay Ultimate Software $500,000 in the event the Evolution release is delivered by August 30, 2002. To the extent Ultimate Software delivers Evolution to Ceridian beyond September 30, 2002, Ultimate Software is obligated to pay Ceridian $500,000 per month up to a maximum of $1.5 million (the "Evolution Obligation"), with a daily pro-ration of the obligation to be applied to the extent the delivery occurs during one of the three months of October, November and December 2002. The Company believes that it will deliver Evolution to Ceridian before September 30, 2002.

   For accounting purposes, the Initial Payment is included in deferred revenue as of December 31, 2001. The Prepayment received in February 2002 is included in deferred revenue for 2002 financial reporting purposes. Because Technical Transfer has occurred, the minimum payments guaranteed to the Company, less the portion attributable to maintenance revenue for the period prior to Technical Transfer and less the Evolution Obligation, will be recognized ratably as subscription revenue (totaling approximately $550,000 per month) from the date of Technical Transfer, February 5, 2002, through the end of the Minimum Term. The portion of the Initial Payment attributable to maintenance services prior to Technical Transfer is recognized ratably over the period commencing on April 1, 2001 and ending as of the date of Technical Transfer, February 5, 2002.

   The following table sets forth the Company's current estimates of the financial impact of the Ceridian Agreement (in thousands):

                                                                              Deferred
            Fiscal            Cash                  Revenue                  Revenue at
             Year           Received               Recognized               December 31st
            ------          --------               ----------               -------------
            2001            $10,000                 $   500                    $9,500
            2002(1)           4,500                   6,038                     7,962
            2003                 -                    6,587                     1,375
            2004              6,000                   6,587                       788
            2005              6,000                   6,587                       201
            2006              6,300                   6,587                        -
            2007              6,615                   6,587                        -
            2008              1,157                   1,099                        -
                            -------                 -------
                            $40,572                 $40,572
                            =======                 =======

--------
(1) In accordance with generally accepted accounting principles, the maximum amount potentially due from the Company to Ceridian under the Evolution Release Agreement totaling $1.5 million is deducted from the Prepayment received in February 2002. When the uncertainty regarding the timing of delivery of Evolution is resolved, the amount of minimum payments will be revised accordingly and recognized as a change in accounting estimate, if required, over the remaining term of the Ceridian Agreement. The Company believes that it will deliver Evolution to Ceridian before September 30, 2002 and, accordingly, that no part of such $1.5 million will be payable to Ceridian.

   Ceridian may acquire an equity interest in Ultimate through purchases in the open market or from third parties, subject to a contractual limitation of 14.99% of the Company's Common Stock.

4. STOCK REPURCHASE PLAN

   On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock (the "Stock Repurchase Plan"). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations. As of December 31, 2001, the Company had purchased 211,497 shares of the Company's Common Stock under the Stock Repurchase Plan at an average cost of $4.31 per share in 2001 and $3.41 per share in 2000.

5. ACCRUED EXPENSES

   Accrued expenses consist of the following (in thousands):

                                                                     As of
                                                                 December 31,
                                                                 -------------
                                                                  2001   2000
                                                                 ------ ------
Sales commissions............................................... $1,225 $1,071
Third-party fees for IBM hosted model...........................    922  1,162
Other items individually less than 5% of total current
 liabilities....................................................  3,401  3,390
                                                                 ------ ------
                                                                 $5,548 $5,623
                                                                 ====== ======

6. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):

                                                                    As of
                                                                December 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
Equipment..................................................... $13,802  $10,621
Furniture, fixtures and improvements..........................   3,354    3,298
                                                               -------  -------
                                                                17,156   13,919
Less accumulated depreciation and amortization................ (11,370)  (7,708)
                                                               -------  -------
                                                               $ 5,786  $ 6,211
                                                               =======  =======

   Included in property and equipment is equipment acquired under capital leases as follows (in thousands):

                                                                     As of
                                                                 December 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------  ------
Equipment....................................................... $7,308  $6,467
Less accumulated amortization................................... (5,724) (3,936)
                                                                 ------  ------
                                                                 $1,584  $2,531
                                                                 ======  ======

   Depreciation and amortization expense on property and equipment totaled $3,662,000, $3,033,000, and $2,001,000 for the years ended December 31, 2001,
2000 and 1999 respectively.

7. CAPITAL LEASE OBLIGATIONS

   The Company leases certain equipment under noncancellable agreements which are accounted for as capital leases and expire at various dates through 2004. Interest rates on these leases range from 2.0% to 9.4%. The annual maturities of the capital lease obligations are as follows as of December 31, 2001 (in thousands):

Year                                                                   Amount
----                                                                   ------
2002.................................................................. $1,662
2003..................................................................    378
2004..................................................................     45
                                                                       ------
                                                                        2,085
Less amount representing interest.....................................    (88)
                                                                       ------
Lease obligations reflected as current ($1,589) and non-current
 ($408)............................................................... $1,997
                                                                       ======

8. LINE OF CREDIT AGREEMENTS

   The Company has a revolving line of credit (the "Credit Facility") with a bank which is secured by all of the Company's corporate assets, including a negative pledge on intellectual property, and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company's eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases, and stand-by letters of credit for up to $0.5 million. The maximum amount available under the Credit Facility is $5.0 million. At December 31, 2001, $5.0 million was available for borrowing under the Credit Facility and no amounts were outstanding. The Credit Facility expires on November 28, 2003.

9. INCOME TAXES

   No provision or benefit for Federal or state income taxes was made for 2001 and 2000 due to the operating losses incurred in the respective periods. The provision for income taxes for 1999 represents current Federal taxes calculated under the alternative minimum tax method.

   The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before income taxes. A reconciliation from the Federal income tax provision at the statutory rate to the effective rate is as follows (in thousands):

                                                        For the Year Ended
                                                           December 31,
                                                       ----------------------
                                                        2001     2000    1999
                                                       -------  -------  ----
Income tax provision (benefit) at statutory Federal
 tax rate............................................. $(3,063) $(2,941) $614
Alternative minimum tax...............................      -        -     22
Goodwill amortization.................................     (57)     (57)  (57)
Non-deductible expenses...............................     175      105    89
Change in valuation allowance.........................   2,885    2,981  (698)
Other, net............................................      60      (88)   52
                                                       -------  -------  ----
Provision for income taxes............................ $    -   $    -   $ 22
                                                       -------  -------  ----
Effective tax rate....................................    0.00%    0.00% 1.25%
                                                       =======  =======  ====

   The components of the net deferred tax assets included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                                    As of
                                                                December 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
Net operating losses.......................................... $12,017  $11,560
Deferred revenue..............................................   3,491       51
Depreciation and amortization.................................     859      528
Accruals not currently deductible.............................     169      132
Allowance for doubtful accounts...............................     863      861
Software development costs....................................  (1,598)    (220)
Other, net....................................................      34       34
Valuation allowance........................................... (15,835) (12,946)
                                                               -------  -------
Net deferred income tax assets................................ $    -   $    -
                                                               =======  =======

   The Company has provided a full valuation allowance on the deferred tax assets as realization of such amounts is not considered more likely than not. The Company reviews the valuation allowance requirement periodically and makes adjustments as warranted.

   At December 31, 2001, the Company had approximately $34,333,000 of net operating loss carryforwards for federal income tax reporting purposes available to offset future taxable income. The carryforwards expire through 2021. Utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

10. STOCK OPTIONS

   The Company has adopted The Ultimate Software Group, Inc. Nonqualified Stock Option Plan (the "Plan") under which the Company is authorized to issue options to purchase a total of 5,059,500 shares of the Company's Common Stock to directors, officers and employees of the Company. Under the Plan, options to purchase shares of Common Stock may be granted at prices equal to the market value of shares of the Company's Common Stock as of the date of grant, or at such other amount as may be determined by the Compensation Committee of the Board of Directors appointed to administer the Plan (the "Committee"). The Committee has discretion under the Plan to prescribe vesting periods for options which are granted under the Plan. In addition, options granted under the Plan become immediately exercisable in the event of a change in control of the Company and in certain other circumstances. The maximum term of the options granted under the Plan is 10 years. As of December 31, 2001, options to purchase 228,305 shares of the Company's Common Stock were available for grant under the Plan.

   The Plan provides that non-employee members of the Company's Board of Directors shall receive options in lieu of any retainer or meeting fees for serving on the Board or committees thereof. Such options vest upon the date of grant and have an exercise price equal to 30% of fair market value of the Company's Common Stock on the date of grant. See Note 11.

   A summary of stock options under the Company's Plan as of December 31, 2001, 2000 and 1999, and changes during the years then ended, is presented below:

                                                                     Weighted
                                                                     Average
                                                        Shares    Exercise Price
                                                       ---------  --------------
Outstanding at December 31, 1998...................... 2,104,562      $6.89
 Granted.............................................. 1,402,903       7.39
 Exercised............................................  (167,754)      5.65
 Canceled.............................................  (102,739)      7.86
                                                       ---------      -----
Outstanding at December 31, 1999...................... 3,236,972      $8.22
 Granted.............................................. 1,031,208       5.61
 Exercised............................................   (53,096)      6.24
 Canceled.............................................  (261,505)      8.43
                                                       ---------      -----
Outstanding at December 31, 2000...................... 3,953,579      $6.67
 Granted..............................................   929,737       3.63
 Exercised............................................    (5,575)      2.62
 Canceled.............................................  (281,500)      5.72
                                                       ---------      -----
Outstanding at December 31, 2001...................... 4,596,241      $6.06
                                                       =========      =====

   The following table summarizes information about stock options outstanding under the Plan at December 31, 2001:

                        Options Outstanding                  Options Exercisable
                -----------------------------------------   -------------------------
                               Weighted-
                                Average
                               Remaining      Weighted-                   Weighted-
  Range of                    Contractual      Average                     Average
  Exercise                       Life         Exercise                    Exercise
   Prices        Number         (Years)         Price        Number         Price
------------    ---------     -----------     ---------     ---------     ---------
$1.01-$3.37     1,129,200        8.97           $2.89         444,264       $2.62
$3.38-$5.16       951,851        6.71           $4.92         734,878       $5.00
$6.63-$7.21       920,875        5.96           $7.15         897,814       $7.17
$7.63-$8.03     1,091,231        7.77           $7.75         763,464       $7.73
$8.38-$10.00      503,084        7.33           $9.61         387,524       $9.70
------------    ---------        ----           -----       ---------       -----
$1.01-$10.00    4,596,241        7.43           $6.06       3,227,944       $6.48
============    =========        ====           =====       =========       =====

   Pro forma information is required by SFAS No. 123 for options issued to employees and has been determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 5.26% for 2001, 5.0%-5.5% for 2000, dividend yield of 0% for all three years presented, expected volatility of 65% for each of the three years presented and an expected life of three years for each of the three years presented. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                         For the Years Ended
                                                             December 31,
                                                        ------------------------
                                                         2001     2000     1999
                                                        -------  -------  ------
Net income (loss):
 As reported........................................... $(8,750) $(8,404) $1,755
 Pro forma............................................. (10,053) (10,323)    116
 As reported........................................... $ (0.55) $ (0.52) $ 0.11
 Pro forma.............................................   (0.63)   (0.64)   0.01

   The Company has also issued options to purchase shares of its Common Stock to non-employees for consulting services. See Note 11.

11.STOCKHOLDERS' EQUITY

Common Stock

   The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

Other Equity Transactions

   On October 21, 1999, the Company entered into a definitive consulting agreement (the "Consulting Agreement") with Aberdeen Strategic Capital LP ("Aberdeen") under which Aberdeen was engaged to provide marketing, strategic and other advisory services to the Company. John R. Walter, a former member of the Company's Board of Directors, had minority ownership interests in Aberdeen and its general partner. As sole compensation for the services of Aberdeen and its affiliates under the Consulting Agreement, on October 21, 1999 the Company issued to Aberdeen a warrant (the "Warrant") to purchase 100,000 shares of the Company's common stock, par value $0.01 per share, for $10 per share. The terms of the Warrant provided for vesting in eight quarterly increments of 12,500 shares, commencing on October 22, 1999, with no increment vesting if the Consulting Agreement were to be terminated before the vesting date for such increment. The Consulting Agreement was terminated by the Company on October 12, 2000, as of which date 50,000 shares were vested and the remaining 50,000 shares were canceled. The expiration date of the Warrant is July 22, 2003. The Company has accounted for such Warrant in accordance with the requirements prescribed in SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, the related compensation expense was zero, $117,000 and $67,000 for 2001, 2000 and 1999, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations for the respective years.

   In 2001, the Company granted options to non-employee directors to purchase
(i) 9,806 shares of the Company's Common Stock for $1.01; (ii) 11,429 shares of the Company's Common Stock for $1.05; (iii) 13,335 shares of the Company's Common Stock for $1.13; and (iv) 5,667 shares of the Company's Common Stock for $1.51 in exchange for services rendered. In 2000, the Company granted options to non-employee directors to purchase (i) 2,320 shares of the Company's Common Stock for $3.69; (ii) 2,856 shares of the Company's Common Stock for $3.00; (iii) 2,540 shares of the Company's Common Stock for $2.70; and (iv) 4,710 shares of the Company's Common Stock for $2.42 in exchange for services rendered. Such options are currently exercisable and were valued on the date of grant in accordance with the requirements prescribed in APB 25. The related compensation expense was $102,000, $83,000 and $80,000 in 2001, 2000 and 1999, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

12.COMMITMENTS AND CONTINGENCIES

Operating Leases

   The Company leases corporate office space and certain equipment under noncancellable operating lease agreements expiring at various dates. The Company executed a lease for its corporate headquarters which expires in 2017 with lease payments commencing in July 1999. Total rent expense under these agreements was $2,052,000, $1,868,000 and $2,029,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 2001 (in thousands):

             Year                                  Amount
             ----                                  -------
             2002................................. $ 1,346
             2003.................................   1,771
             2004.................................   1,618
             2005.................................   1,628
             2006.................................   1,581
             Thereafter...........................  20,055
                                                   -------
                                                   $27,999
                                                   =======

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

13.RELATED PARTY TRANSACTIONS

   During the fourth quarter of fiscal 2001, the Company began leasing equipment with a computer leasing company of which the majority shareholder is a director of the Company's Board (the "Leasing Company"). During 2001, equipment financed by the Leasing Company totaled $258,000, with related amortization totaling $12,000 and total cash paid totaling $14,000. The Company believes that the terms of the leases were no less favorable to the Company than could have been obtained from an unaffiliated party.

14.EMPLOYEE BENEFIT PLAN

   The Company provides retirement benefits for eligible employees, as defined, through a defined contribution benefit plan that is qualified under
Section 401(k) of the Internal Revenue Code (the "Plan"). Contributions to the Plan, which are made at the sole discretion of the Company, were $587,000, $421,000 and $401,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr, Dr. Alan Goldstein, Mitchell K. Dauerman and James M. Alu) and other key employees of the Company, and their ages as of March 10, 2002, are as follows:

Name                    Age Position(s)
----                    --- ----------
Scott Scherr             50 Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr           44 Vice Chairman of the Board
Alan Goldstein, M.D.     51 Executive Vice President--Development and Director
Mitchell K. Dauerman     45 Executive Vice President, Chief Financial Officer and Treasurer
James M. Alu             57 Executive Vice President and Chief Operating Officer
Donald M. Causey, Jr.    42 Vice President--Controller
Sharyle Doherty          42 Vice President--Product Management
Roy L. Gerber, Ph.D.     45 Vice President--Chief Technology Officer
J.C. Gonzalez            38 Vice President--Product Support
Gene Guhne               37 Vice President--Sales, East Division
Jon Harris               37 Senior Vice President--Professional Services
James A. Jensen III      38 Vice President--Technical Sales
Robert Manne             49 Vice President--General Counsel
Vivian Loynaz            40 Vice President--People and Secretary
Linda Miller             57 Vice President--Communications and Public Relations
Laura Perkins            37 Vice President--BSP Services Engineering
Adam Rogers              27 Vice President--Engineering
Felicia A. Smitha        41 Vice President--Finance
Greg Swick               38 Senior Vice President--Sales
James C. Thie            42 Vice President--Chief Information Officer
John Van Wyckhouse       46 Vice President--Sales, West Division
Carol Wiese              44 Vice President--Education Services
LeRoy A. Vander Putten   67 Director
James A. FitzPatrick,
 Jr.                     52 Director
Robert A. Yanover        65 Director

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

   Marc D. Scherr has been a director of the Company since its inception in April 1996 and was elected as Vice Chairman in July 1998. Mr. Scherr is also a member of the Executive Committee of the Board. Mr. Scherr became an executive officer of the Company effective March 1, 2000. Mr. Scherr served as a director of Gerschel

& Co., Inc., a private investment firm, from January 1992 until March 2000. In December 1995, Mr. Scherr co-founded Residential Company of America, Ltd. ("RCA"), a real estate firm, and served as President of its general partner until March 2000. Mr. Scherr also served as Vice President of RCA's general partner from its inception in August 1993 until December 1995. From 1990 to 1992, Mr. Scherr was a real estate pension fund advisor at Aldrich, Eastman & Waltch. Previously, he was a partner in the Boston law firm of Fine & Ambrogne. Mr. Scherr is the brother of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of the Company.

   Alan Goldstein, M.D., FACS has served as a director of the Company since its inception in April 1996 and as Executive Vice President of Development since January 1, 2002. Dr. Goldstein served as Executive Vice President and Chief Technology Officer from September 1996 through December 31, 2001. Dr. Goldstein is also a member of the Executive Committee of the Board. From April 1996 through September 1996, he served as Vice President and Treasurer of the Company. From January 1994 until February 1998, Dr. Goldstein served as Vice President of the general partner of the Partnership. In 1989, Dr. Goldstein founded Strategic Image Systems, Inc., which produced and developed software applications and tools. From 1985 to 1986, Dr. Goldstein served as Vice President of Information Systems for Loren Industries, Inc., a jewelry-casting manufacturer. From 1985 to 1987, Dr. Goldstein served as Director of Surgical Services at Kings County Hospital in New York. In 1985, as a trauma surgeon engaged in research and medical education, Dr. Goldstein developed a software application for use in hospitals to aid in patient management, quality assurance and physician education.

   Mitchell K. Dauerman has served as Executive Vice President of the Company since April 1998 and as Chief Financial Officer and Treasurer of the Company since September 1996. From 1979 to 1996, Mr. Dauerman held various positions with KPMG LLP, a global accounting and consulting firm, serving as a Partner in the firm from 1988 to 1996. Mr. Dauerman is a Certified Public Accountant.

   James M. Alu has served as Executive Vice President of the Company since February 1999 and as Chief Operating Officer since January 1998. Prior to that, Mr. Alu served as Vice President of the Company from September 1996 and Vice President of the general partner of the Partnership from July 1993 until April 1996. From 1990 until 1993, Mr. Alu served as Area Sales Vice President for the northeastern United States for ADP's Dealer Services Group. From 1986 through 1989, Mr. Alu served as Vice President of Sales for ADP's Employer Services Group, National Accounts Division, and was responsible for the sales and implementation of payroll and human resource services to companies with more than 500 employees nationwide.

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

   Sharyle Doherty has served as Vice President--Product Management since July 2001. From November 1998 to July 2001, Ms. Doherty served in various positions in the Company's research and development organization, including Director of Web Product Management. Prior to joining the Company, from 1997 to 1998, Ms. Doherty was the Vice President of Product Management for HBO & Company, one of the largest providers of healthcare information systems in the U.S. ("HBOC"). From 1983 to 1997, Ms. Doherty held various positions at Enterprise Systems, Inc., a provider of hospital resource management systems which was acquired by HBOC in 1997, where her most recent position was Senior Vice President of Staff Scheduling Systems.

   Roy L. Gerber, Ph.D. has served as Vice President--Chief Technology Officer since January 1, 2002. Mr. Gerber served as Vice President--Engineering from October 1999 through December 31, 2001. From 1995 to October 1999, Mr. Gerber served in various positions in the research and development organization, including Director of Engineering. Prior to joining the Company, from 1986 to 1995, Mr. Gerber was Executive Vice President of Development for Cascade Interactive Designs, Inc. and dBSi which developed and marketed medical software products. From 1984 to 1988, Mr. Gerber was Executive Vice President and Chief Operating Officer of Pacific Retirement Plans, Inc.

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

   Jon Harris has served as Senior Vice President--Professional Services since January 1, 2002. Mr. Harris served as Vice President--Professional Services from July 1998 through December 31, 2001. From 1992 to 1997, Mr. Harris held various management positions within ADP's National Accounts Division. From 1989 to 1992, Mr. Harris held the position of Consulting Services Director for Sykes Enterprises, Inc., a diverse information technology company.

   James A. Jensen III has served as Vice President--Technical Sales since March 2000. Mr. Jensen served as Vice President--Chief Information Officer and Technical Sales from March 2000 through February 2001. From April 1998 to March 2000, Mr. Jensen served as Director of Technical Sales. He served as Director of Internal Systems from March 1996 to April 1998 and Director of Development for HRMS/Payroll from March 1995 to March 1996. From 1994 to 1995, Mr. Jensen was Vice President of U.S. Operations of Prosoft Systems International, a software consulting services and custom programming company. From 1992 to 1994, Mr. Jensen was Senior Cost Estimator/Financial Analyst for GTE Government Systems Corporation, Federal Systems Division, a telecommunications and software development company for government contracting.

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

   Adam Rogers has served as Vice President of Development since July 2001. From May 1997 to July 2001, Mr. Rogers held various positions in the Company's research and development organization, including Director of Technical Support from October 1998 to November 1999 and Director of Web Development from November 1999 to July 2001.

   Felicia A. Smitha has served as Vice President--Finance since February 2000. Ms. Smitha served as the Company's Director of Finance from June 1998 to February 2000. From 1990 to June 1998, Ms. Smitha held various financial management positions in private industry, including Director of Finance, from 1990 to 1996, for Pueblo Xtra International, Inc., the largest food retailer in Puerto Rico and the U.S. Virgin Islands. Ms. Smitha worked in the audit practice of KPMG LLP from 1987 to 1990. Ms. Smitha is a Certified Public Accountant.

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

   James C. Thie has served as Chief Information Officer since October 2001. Mr. Thie served as Vice President--Information Technology Group from February 2001 through September 2001. Mr. Thie has worked in the technology field for the past 20 years, principally in the financial services industry, including General Manager and Business Development Director of Encore Development, Inc., an e-business and systems integration company specializing in application development, data warehousing and electronic commerce, from 1999 until joining the Company. From 1996 to 1999, Mr. Thie held various positions with Computer Associates International, an international advanced technology consulting and systems integration company, where his most recent position was Senior Sales Executive.

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

   LeRoy A. Vander Putten has served as a director of the Company since October 1997, is Chairman of the Compensation Committee of the Board and is a member of the Audit Committee of the Board. Mr. Vander Putten is the Executive Chairman of the Insurance Center, Inc., a holding company for 17 insurance companies, since October 2001. Previously, he has served as the Chairman of CORE Insurance Holdings, Inc., a member of the GE Global Insurance Group, engaged in the underwriting of casualty reinsurance, from August 2000 to August 2001. From April 1998 to August 2000, he served as Chairman of Trade Resources International Holdings, Ltd., a corporation engaged in trade finance for exporters from developing countries. From January 1988 until May 1997, Mr. Vander Putten was Chairman and Chief Executive Officer of Executive Risk Inc., a specialty insurance holding company. From August 1982 to January 1988, Mr. Vander Putten served as Vice President and Deputy Treasurer of The Aetna Life and Casualty Company, an insurance company.

   James A. FitzPatrick, Jr. has served as a director of the Company since July 2000 and is a member of the Compensation Committee of the Board and the Audit Committee of the Board. Mr. FitzPatrick is a partner in the law firm Dewey Ballantine LLP, which provides legal services to the Company. Before joining Dewey Ballantine LLP as a partner in February 1989, Mr. FitzPatrick was a partner in the law firm LeBoeuf, Lamb, Leiby & MacRae.

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

   Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal. Mr. LeRoy A. Vander Putten and Mr. Robert A. Yanover serve on the Board in the class whose term expires at the annual meeting of stockholders (the "Annual Meeting") in 2002. Mr. Marc D. Scherr and Mr. James
A. FitzPatrick, Jr. serve on the Board in the class whose term expires at the Annual Meeting in 2003. Mr. Scott Scherr and Dr. Alan Goldstein serve on the Board in the class whose term expires at the Annual Meeting in 2004.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading "Certain Related Transactions."

                                    PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a) Documents filed as part of this report:

           (1) Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K:

                    Report of Independent Certified Public Accountants Consolidated Balance Sheets as of December 31, 2001 and
                       2000
                    Consolidated Statements of Operations for the Years Ended
                     December 31, 2001, 2000 and 1999
                    Consolidated Statements of Stockholders' Equity for the
                       Years ended December 31, 2001, 2000 and 1999
                    Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 2001, 2000 and 1999
                    Notes to Consolidated Financial Statements

           (2) Consolidated Financial Statement Schedules:

                    Report of Independent Certified Public Accountants
                    Schedule II--Valuation and Qualifying Accounts

           (3) Exhibits

   Number                                             Description
   ------                                             -----------
      3.1     Amended and Restated Certificate of Incorporation (incorporated herein by reference to
              Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-47881), initially filed
              March 13, 1998 (the "Registration Statement")
      3.2     Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K dated October 23, 1998)
      3.3     Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the
              Registration Statement)
      4.1     Form of Certificate for the Common Stock, par value $0.01 per share*
     10.1     Shareholders Rights Agreement, dated June 6, 1997 among the Company and certain stockholders named therein*
     10.2     Asset Purchase Agreement, dated February 2, 1998, among The Ultimate Software Group of Virginia, Inc., the Company and certain principals named therein*
     10.3     Asset Purchase Agreement, dated February 2, 1998, among the Company, The Ultimate
              Software Group of the Carolinas, Inc. and certain principals name therein*
     10.4     Asset Acquisition Agreement, dated February 20, 1998, among the Company, The Ultimate
              Software Group of Northern California, Inc. and certain principals named therein*
     10.5     Asset Purchase Agreement dated March 4, 1998, among the Company, Ultimate Investors
              Group, Inc. and certain principals name therein*
     10.6     Agreement and Plan of Merger dated February 24, 1998, among the Company, ULD
              Holding Corp., Ultimate Software Group of New York and New England, G.P. and certain principals named therein*
     10.7     Nonqualified Stock Option Plan, as amended as of October 26, 2000 (incorporated by reference herein to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated
              March 27, 2001)
     10.8     Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and the Company, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in the Company's Annual Report on Form 10-K dated
              March 31, 1999)

     Number                                           Description
     ------                                           -----------
      10.9      Rights Agreement, dated as of October 22, 1998, between the Company and BankBoston,
                N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of
                Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights
                Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K dated
                October 23, 1998)
      10.10     Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 15, 1999)
      10.11     Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated
                October 21, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company's
                Quarterly Report on Form 10-Q dated November 15, 1999)
      10.12     Warrant issued to Aberdeen Strategic Capital LP (incorporated herein by reference to
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated November 15, 1999)
      10.13     Software License Agreement between the Company and Ceridian Corporation dated as of
                March 9, 2001 (incorporated by reference to Exhibit 10.17 to the Company's Annual
                Report on Form 10-K dated March 27, 2001)
      10.14     Letter amendment between the Company and Ceridian Corporation dated as of
                August 9, 2001**
      10.15     Letter amendment between the Company and Ceridian Corporation dated as of
                February 5, 2002**
      10.16     Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of November 29, 2001**
      10.17     Revolving Promissory Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001**
      10.18     Equipment Term Note by and between the Company and Silicon Valley Bank dated as of
                November 29, 2001**
      21.1      Subsidiary of the Registrant*
      23.1      Consent of Independent Auditors**
      99.1      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
                Securities Litigation Reform Act of 1995**
      99.2      Confirmation of Receipt of Assurances from Arthur Andersen LLP**

              --------
              * Incorporated herein by reference to the corresponding exhibit in the Company's Registration Statement.
              **  Filed herewith.
              *** Filed herewith. Confidential treatment of various portions of this exhibit has been granted by the Securities and Exchange Commission (the "SEC"). Such portions have been confidentially filed with the SEC.

           (b) Reports on Form 8-K

           None.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To The Ultimate Software Group, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated February 1, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Miami, Florida,
 February 1, 2002.

                                                                    Schedule II

               The Ultimate Software Group, Inc. and Subsidiary

                        Valuation and Qualifying Accounts

                            Balance at  Additions
                           Beginning of Charged to                 Balance at
      Classification           Year     Operations Deductions(/1/) End of Year
-------------------------- ------------ ---------- --------------- -----------
Allowance for Doubtful
 Accounts
 December 31, 2001........    $2,461      $4,151       $(4,147)      $2,465
 December 31, 2000........     1,673       3,572        (2,784)       2,461
 December 31, 1999........     1,119       1,771        (1,217)       1,673

--------
(1) Accounts receivable are principally from end-users of the Company's products. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses.

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Ultimate Software Group, Inc.

Date: March 29, 2002                      By /s/ Mitchell K. Dauerman
                                            ------------------------------------
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                        Title                 Date

          /s/ Scott Scherr               President, Chief       March 29, 2002
-------------------------------------    Executive Officer
            Scott Scherr                and Chairman of the
                                               Board

      /s/ Mitchell K. Dauerman            Executive Vice        March 29, 2002
-------------------------------------    President, Chief
        Mitchell K. Dauerman             Financial Officer
                                           and Treasurer
                                       (Principal Financial
                                          and Accounting
                                             Officer)

         /s/ Alan Goldstein               Executive Vice        March 29, 2002
-------------------------------------      President of
        Alan Goldstein, M.D.              Development and
                                             Director

         /s/ Marc D. Scherr            Vice Chairman of the     March 29, 2002
-------------------------------------          Board
           Marc D. Scherr

     /s/ LeRoy A. Vander Putten              Director           March 29, 2002
-------------------------------------
       LeRoy A. Vander Putten

    /s/ James A. FitzPatrick, Jr.            Director           March 29, 2002
-------------------------------------
      James A. FitzPatrick, Jr.

        /s/ Robert A. Yanover                Director           March 29, 2002
-------------------------------------
          Robert A. Yanover