Form 10-Q
period 2002-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2002-05-15
CIK 1016125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-24347

                        THE ULTIMATE SOFTWARE GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                   65-0694077
  ----------------------------------------              -------------------
       State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization                    Identification No.)

       2000 Ultimate Way, Weston, FL                          33326
  ----------------------------------------              -------------------
  (Address of principal executive offices)                  (Zip Code)

                                 (954) 331-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of May 8, 2002, there were 15,878,303 shares of the Registrant's Common Stock, par value $.01, outstanding.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------

Part I--Financial Information:

Item 1--Financial Statements (unaudited):
          Condensed Consolidated Balance Sheets as of March 31,
             2002 and December 31, 2001                                      3
          Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2002 and 2001                      4
          Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2002 and 2001                      5
          Notes to Condensed Consolidated Financial Statements             6-8

Item 2--Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      8-16

Item 3--Quantitative and Qualitative Disclosures About Market Risk          16

Part II--Other Information:

Item 1--Legal Proceedings                                                   16
Item 2--Changes in Securities and Use of Proceeds                           16
Item 3--Defaults upon Senior Securities                                     16
Item 4--Submission of Matters to a Vote of Security Holders                 16
Item 5--Other Information                                                   16
Item 6--Exhibits and Reports on Form 8-K                                    17

Signatures                                                                  18

                          PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements
                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                              As of            As of
                                                                             March 31,     December 31,
                                     ASSETS                                    2002            2001
                                                                             ---------     ------------
Current assets:
     Cash and cash equivalents                                               $ 11,589        $ 8,464
     Accounts receivable, net                                                   9,721         14,006
     Prepaid expenses and other current assets                                    934            836
                                                                             ---------      ---------
         Total current assets                                                  22,244         23,306

Property and equipment, net                                                     5,850          5,786
Capitalized software, net                                                       4,090          4,545
Other assets, net                                                                 571            614
                                                                             ---------      ---------
         Total assets                                                        $ 32,755       $ 34,251
                                                                             =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                        $  2,164       $  1,901
     Accrued expenses                                                           4,436          5,548
     Deferred revenue                                                          13,424         12,162
     Current portion of capital lease obligations                               1,342          1,589
                                                                             ---------      ---------
         Total current liabilities                                             21,366         21,200

Capital lease obligations, net of current portion                                 455            408
Deferred revenue                                                               12,156          8,053
                                                                             ---------      ---------
         Total liabilities                                                     33,977         29,661
                                                                             ---------      ---------
Stockholders' equity (deficit):
     Preferred Stock, $.01 par value, 2,000,000 shares authorized in
         2002 and 2001, respectively; no shares issued or outstanding               -              -
     Series A Junior Participating Preferred Stock, $.01 par value,
         500,000 shares authorized; no shares issued and
         outstanding in 2002 and 2001                                               -              -
     Common Stock, $.01 par value, 50,000,000 shares authorized,
         16,109,490 and 16,105,665 shares issued and 15,869,043
         and 15,894,168 outstanding in 2002 and 2001, respectively                161            161
     Additional paid-in capital                                                65,838         65,808
     Accumulated deficit                                                      (66,239)       (60,516)
                                                                             ---------      ---------
                                                                                 (240)         5,453
     Treasury stock, at cost, 240,447 and 211,497 shares in 2002
         and 2001, respectively                                                  (982)          (863)
                                                                             ---------      ---------
                                                                               (1,222)         4,590
                                                                             ---------      ---------
         Total liabilities and stockholders' equity (deficit)                $ 32,755       $ 34,251
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

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                    For the Three Months
                                                       Ended March 31,
                                                  -------------------------
                                                    2002            2001
                                                  ---------        --------
Revenues:
     License                                      $  1,395         $ 5,327
     Recurring                                       3,934           3,141
     Services                                        5,452           7,337
                                                  ---------        --------
         Total revenues                             10,781          15,805
                                                  ---------        --------

Cost of revenues:
     License                                           140             312
     Recurring                                       1,950           1,389
     Services                                        4,383           4,436
                                                  ---------        --------
         Total cost of revenues                      6,473           6,137
                                                  ---------        --------

Operating expenses:
     Sales and marketing                             4,538           4,627
     Research and development                        4,331           4,266
     General and administrative                      1,130           1,385
                                                  ---------        --------
         Total operating expenses                    9,999          10,278
                                                  ---------        --------
         Operating loss                             (5,691)           (610)

Interest expense                                       (72)            (50)
Interest and other income                               40             120
                                                  ---------        --------
     Net loss                                     $ (5,723)        $  (540)
                                                  =========        ========

Net loss per share:
     Basic and diluted                            $  (0.36)        $ (0.03)
                                                  =========        ========

Weighted average shares outstanding:
     Basic and diluted                              15,885          16,043
                                                  =========        ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         For the Three Months
                                                           Ended March 31,
                                                        ---------------------
                                                          2002        2001
                                                        ---------   ---------
Cash flows from operating activities:
    Net loss                                            $ (5,723)   $   (540)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                        1,439         982
      Provision for doubtful accounts                         32         314
      Non-cash issuances of stock options for services        21          31
      Changes in operating assets and liabilities:
        Accounts receivable                                4,253        (555)
        Prepaid expenses and other current assets            (95)       (658)
        Other assets                                          (3)       (132)
        Accounts payable                                     263        (843)
        Accrued expenses                                  (1,112)       (461)
        Deferred revenue                                   5,365      10,093
                                                        ---------   ---------
           Net cash provided by operating activities       4,440       8,231
                                                        ---------   ---------

Cash flows from investing activities:
    Purchases of property and equipment                     (623)       (475)
    Net issuances of notes receivable                         (3)         (9)
                                                        ---------   ---------
           Net cash used in investing activities            (626)       (484)
                                                        ---------   ---------

Cash flows from financing activities:
    Principal payments on capital lease obligations         (579)       (577)
    Net proceeds from issuances of Common Stock                9           4
    Purchases of treasury stock                             (119)       (250)
                                                        ---------   ---------
           Net cash used in financing activities            (689)       (823)
                                                        ---------   ---------

Net increase in cash and cash equivalents                  3,125       6,924
Cash and cash equivalents, beginning of period             8,464       7,572
                                                        ---------   ---------
Cash and cash equivalents, end of period                $ 11,589    $ 14,496
                                                        =========   =========

Supplemental disclosure of cash flow information:
-------------------------------------------------
    Cash paid for interest                              $     60    $     49
                                                        =========   =========

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------
- The Company entered into capital lease obligations to acquire new equipment totaling $379 and $241 in the three months ended March 31, 2002 and 2001, respectively.

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiary (the "Company" or "Ultimate Software") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on April 1, 2002 (the "Form 10-K").

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

Reclassifications

         Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no impact on previously reported net loss, shareholders' equity, or total assets.

2.       SIGNIFICANT TRANSACTIONS

         On April 24, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP ("Andersen"), and retained KPMG LLP ("KPMG") as its new independent public accountants. As part of their quarterly review process, KPMG reviewed, among other things, the Company's revenue recognition policies, including the co-branding agreement signed with Ceridian Corporation ("Ceridian") on March 9, 2001, as amended from time to time (the "Ceridian Agreement"). Based upon consultations with KPMG as a result of their review of the Ceridian Agreement, the Company reassessed its original conclusion regarding the timing of the revenue recognition to be applied to the Ceridian Agreement.

         As more fully disclosed in the Company's Form 10-K, Ceridian is obligated to pay to Ultimate Software a minimum of approximately $42.1 million, including $16.0 million received to date, over the minimum term of the Ceridian Agreement, which is expected to be 7 years (the "Minimum Term"). The effect of the change in revenue recognition for the Ceridian Agreement was to modify the date at which revenue recognition would begin--changing the onset of the revenue recognition process from February 5, 2002, which was the date the Company completed a successful transfer of technology to Ceridian, to the earlier of (i) the delivery of a general release known as Evolution, or (ii) January 1, 2003. Instead of recognizing recurring revenue of approximately $550,000 per month, beginning February 5, 2002 and ending in March 2008, as previously disclosed in the Form 10-K, the Company expects to begin recognizing recurring revenue of approximately $640,000 per month, beginning on the earlier of (i) the date Evolution is delivered, or (ii) January 1, 2003, and ending in March 2008. The Company believes that it will deliver Evolution to Ceridian before September 30, 2002. The change in the timing of revenue recognition applied to the Ceridian Agreement does not impact Ceridian's payment obligations to the Company over the Minimum Term nor does it impact the nature of the underlying business transaction.

         The Ceridian Agreement includes the provision to receive future updates to the Company's product, UltiPro, which is a standard contract provision for the Company's software products. On February 5, 2002, Ultimate Software signed an agreement with Ceridian for the delivery of Evolution (the "Evolution Release Agreement"). Under the terms of the Evolution Release Agreement, Ceridian will pay Ultimate Software $500,000 in the event the Evolution release is delivered by August 30, 2002. To the extent Ultimate Software delivers Evolution to Ceridian beyond September 30, 2002, Ultimate Software is obligated to pay Ceridian $500,000 per month up to a maximum of $1.5 million, with a daily pro-ration of the obligation to be applied to the extent the delivery occurs during one of the three months of October, November and December 2002.

3.       COMPREHENSIVE INCOME

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

4.       EARNINGS PER SHARE

         The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

                                                         For the Three Months
                                                            Ended March 31,
                                                        ----------------------
                                                           2002         2001
                                                        ---------   ----------
        Weighted average shares outstanding                15,885       16,043
        Effect of dilutive stock options                        -            -
                                                        ---------   ----------
        Dilutive shares outstanding                        15,885       16,043
                                                        =========   ==========

        Options outstanding which are not included
        in the calculation of diluted loss per
        share because their impact is antidilutive          4,690        4,520
                                                        =========   ==========

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The adoption of SFAS No. 142 did not have an impact on the Company's financial position, results of operations or cash flows as of the adoption.

         Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment. The adoption of SFAS No. 144 did not have an impact on the Company's financial position, results of operations or cash flows as of the adoption.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. ("Ultimate Software" or the "Company") should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, including Exhibit 99.1 thereto, filed with the Securities and Exchange Commission on April 1, 2002 (the "Form 10-K"). The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Ultimate Software designs, markets, implements and supports technologically advanced cross-industry payroll and workforce management solutions. The Company's mission is to become the premier infrastructure provider of Internet payroll and workforce management solutions.

         Ultimate Software's flagship product suite is known as UltiPro Workforce Management (collectively "UltiPro"). UltiPro's Web-based functionality includes, but is not limited to, eEmployee Administration, eManagement, eEmployee Self-Service, eBenefits Enrollment, and eTraining. UltiPro is supported by a client/server backoffice engine that includes features for payroll processing, company setup, rules management, security management and basic functionality for human resource and payroll administrators. UltiPro enables customers to empower their entire workforce - executives, managers, administrators and employees - to improve communications and efficiencies. UltiPro is used by some customers as a workforce portal that can function as a gateway for collaborative information sharing. UltiPro ships with dynamic business intelligence reports for analyzing workforce trends, reporting to streamline daily business processes, compliance reporting for ready digital or paper filing, some signature-ready forms, and features for custom report writing. UltiPro enables businesses to manage the employee life cycle strategically and cost effectively, from inception of employment through retirement.

         Ultimate Software reaches its customer base through its direct sales force and a network of business service providers ("BSPs") that market to their customers. The Company's direct sales force markets UltiPro as an in-house HRMS/payroll solution and alternatively as an application hosting offering branded as "Intersourcing". The Intersourcing brand underscores the idea that the customer has the convenience of outsourcing, coupled with direct, in-house control over their own data. Pursuant to an agreement entered into during June 1999 with International Business Machines Global Services, Inc. ("IBM"), IBM hosts UltiPro for certain Ultimate Software customers (the "IBM Agreement"). Under the terms of the IBM Agreement, IBM provides the installation, ongoing maintenance and backup services at an IBM Data Hosting Center. In 2002, the Company developed a hosting program of its own in which Ultimate Software provides the installation, ongoing maintenance and backup services at an alternative data center.

         In April 2000, the Company announced a co-branding alliance program to target primarily those businesses with under 500 employees and to provide the opportunity for Ultimate Software to generate recurring revenues to supplement the license and services revenues, including recurring maintenance revenues, received primarily from its mid-sized customers, those with 500 to 15,000 employees. The program offers BSPs the opportunity to co-brand UltiPro and to price their offerings on a per employee per month basis. As of the date of this Form 10-Q, Ultimate Software had 12 co-branding alliances in force.

         On April 24, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP ("Andersen"), and retained KPMG LLP ("KPMG") as its new independent public accountants. As part of their quarterly review process, KPMG reviewed, among other things, the Company's revenue recognition policies, including the co-branding agreement signed with Ceridian Corporation ("Ceridian") on March 9, 2001, as amended from time to time (the "Ceridian Agreement"). Based upon consultations with KPMG as a result of their review of the Ceridian Agreement, the Company reassessed its original conclusion regarding the timing of the revenue recognition to be applied to the Ceridian Agreement.

         As more fully disclosed in the Company's Form 10-K, Ceridian is obligated to pay to Ultimate Software a minimum of approximately $42.1 million, including $16.0 million received to date, over the minimum term of the Ceridian Agreement, which is expected to be 7 years (the "Minimum Term"). The effect of the change in revenue recognition for the Ceridian Agreement was to modify the date at which revenue recognition would begin--changing the onset of the revenue recognition process from February 5, 2002, which was the date the Company completed a successful transfer of technology to Ceridian, to the earlier of (i) the delivery of a general release known as Evolution, or (ii) January 1, 2003. Instead of recognizing recurring revenue of approximately $550,000 per month, beginning February 5, 2002 and ending in March 2008, as previously disclosed in the Form 10-K, the Company expects to begin recognizing recurring revenue of approximately $640,000 per month, beginning on the earlier of (i) the date Evolution is delivered, or (ii) January 1, 2003, and ending in March 2008. The Company believes that it will deliver Evolution to Ceridian before September 30, 2002. The change in the timing of revenue recognition applied to the Ceridian Agreement does not impact Ceridian's payment obligations to the Company over the Minimum Term nor does it impact the nature of the underlying business transaction.

         The Ceridian Agreement includes the provision to receive future updates to UltiPro, which is a standard contract provision for the Company's software products. On February 5, 2002, Ultimate Software signed an agreement with Ceridian for the delivery of Evolution (the "Evolution Release Agreement"). Under the terms of the Evolution Release Agreement, Ceridian will pay Ultimate Software $500,000 in the event the Evolution release is delivered by August 30, 2002. To the extent Ultimate Software delivers Evolution to Ceridian beyond September 30, 2002, Ultimate Software is obligated to pay Ceridian $500,000 per month up to a maximum of $1.5 million, with a daily pro-ration of the obligation to be applied to the extent the delivery occurs during one of the three months of October, November and December 2002.

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

                                                   For the Three Months
                                                     Ended March 31,
                                                --------------------------
                                                   2002            2001
                                                ----------     -----------
         Revenues, net:
               License                               12.9 %          33.7 %
               Recurring                             36.5            19.9
               Services                              50.6            46.4
                                                ----------     -----------
                  Total revenues, net               100.0           100.0
                                                ----------     -----------
         Cost of revenues:
               License                                1.3             2.0
               Recurring                             18.1             8.8
               Services                              40.6            28.1
                                                ----------     -----------
                  Total cost of revenues             60.0            38.9
                                                ----------     -----------
         Operating expenses:
               Sales and marketing                   42.1            29.3
               Research and development              40.2            27.0
               General and administrative            10.5             8.8
                                                ----------     -----------
                  Total operating expenses           92.8            65.1
                                                ----------     -----------
                  Operating loss                    (52.8)           (4.0)
         Interest expense                            (0.7)           (0.2)
         Interest and other income                    0.4             0.8
                                                ----------     -----------
               Net loss                             (53.1)%          (3.4)%
                                                ==========     ===========

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

          Recurring revenues include maintenance revenues derived from maintaining, supporting and providing periodic updates for the Company's software and, to a lesser extent, subscription revenues principally derived from per employee per month ("PEPM") fees earned through the BSP sales channel. Maintenance revenues are recognized ratably over the service period, generally one year. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. All of the Company's customers that purchased software during 2002 and 2001 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

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

         Total revenues, consisting of license, recurring and service revenues, decreased 31.8% to $10.8 million for the three months ended March 31, 2002 from $15.8 million for the three months ended March 31, 2001.

         License revenues decreased by 73.8% to $1.4 million for the three months ended March 31, 2002 from $5.3 million for the three months ended March 31, 2001. The decreases in license revenues were primarily due to lower sales generated by the Company's direct sales channel which management believes is partly due to current economic conditions which it believes contributed to unexpected delays in the spending decisions of prospective clients during the three months ended March 31, 2002. In addition, license revenues for the three months ended March 31, 2001 included a license sale of $2.0 million to a single customer.

         Recurring revenues increased 25.3% to $3.9 million for the three months ended March 31, 2002 from $3.1 million for the three months ended March 31, 2001, primarily due to an increase in maintenance revenue generated from incremental licenses sold in 2001.

         Service revenues decreased by 25.7% to $5.5 million for the three months ended March 31, 2002 from $7.3 million for the three months ended March 31, 2001. The decrease in service revenues was primarily caused by lower implementation revenues. The reduction in license sales was the major factor contributing to the decrease in implementation revenues, as there were fewer licenses to be implemented.

Cost of Revenues

         Cost of revenues consists of the cost of license, recurring and services revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company's customers, the cost of periodic updates and the costs of subscription revenues, including amortization of capitalized software. Cost of service revenues primarily consists of costs to provide implementation services and training to the Company's customers and, to a lesser degree, costs associated with revenues generated from the IBM hosted model and costs related to sales of payroll-related forms.

         Total costs of revenues, consisting of license, recurring and service revenues, increased 5.5% to $6.5 million for the three months ended March 31, 2002 from $6.1 million for the three months ended March 31, 2001.

         Cost of license revenues decreased by 55.1% to $140,000 for the three months ended March 31, 2002 from $312,000 for the three months ended March 31, 2001. The decrease in cost of license revenues was primarily due to a decrease in the fees payable to a third party for software products distributed by the Company, tied to lower license sales, partially offset by an increase in the amortization of capitalized software. Cost of license revenues, as a percentage of license revenues, increased to 10.0% for the three months ended March 31, 2002 as compared to 5.9% for the three months ended March 31, 2001, primarily due to a decrease in the license revenue base and an increase in the amortization of capitalized software. Amortization of capitalized software, as it relates to the cost of license revenues, began in August 2001.

         Cost of recurring revenues increased by 40.4% to $2.0 million for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001. This increase was primarily attributable to increased costs of maintenance revenues principally due to higher labor costs to support the Company's customer base and an increase in costs of subscription revenues. Amortization of capitalized software, as it relates to costs of subscription revenue, began in November 2001. As a percentage of recurring revenues, cost of recurring revenues increased to 49.6% for 2002 from 44.2% for 2001 primarily as a result of the amortization of capitalized software.

         Cost of service revenues totaling $4.4 million for the three months ended March 31, 2002 was slightly less than that for the three months ended March 31, 2001. The cost of service revenues was relatively constant in comparison to the same period of the prior year due to a decrease in the use of third-party service providers, partially offset by the acceleration of certain training costs typically incurred in the latter part of the year. Cost of service revenues, as a percentage of service revenues, for the three months ended March 31, 2002 increased to 80.4% from 60.5% for the three months ended March 31, 2001 primarily due to lower implementation revenues without a corresponding decrease in related costs. Subsequent to March 31, 2002, reductions in certain costs (principally labor costs) related to implementation revenues were made; but due to the delay in matching the timing of such cost reductions to the decrease in revenues, the cost of services revenue, as a percentage of services revenue, increased. The effects of such cost reductions are expected to impact the Company's results of operations during the second half of fiscal 2002.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased by 1.9% to $4.5 million for the three months ended March 31, 2002 from $4.6 million for the three months ended March 31, 2001. This decrease is primarily attributable to lower sales commissions tied to the decrease in license revenues, partially offset by an increase in advertising and marketing costs. Sales and marketing expenses, as a percentage of total revenues, increased to 42.1% from 29.3% for the three months ended March 31, 2002 and 2001, respectively, principally as a result of the absorption of these costs in a reduced revenue base.

Research and Development

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses of $4.3 million for the three months ended March 31, 2002 were slightly higher than that for the three months ended March 31, 2001, principally as a result of the acceleration of certain training costs typically incurred in the latter part of the year, partially offset by lower travel and printing costs.

         Research and development expenses, as a percentage of total revenues, increased to 40.2% for the three months ended March 31, 2002 from 27.0% for the three months ended March 31, 2001 principally as a result of the absorption of these costs in a reduced revenue base.

General and Administrative

         General and administrative expenses primarily consist of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses decreased by 18.4% to $1.1 million for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001. The decrease was primarily due to a reduction in the provision for doubtful accounts. General and administrative expenses, as a percentage of total revenues, increased to 10.5% for the three months ended March 31, 2002 from 8.8% for the period ended March 31, 2001 principally as a result of the absorption of these costs in a reduced revenue base.

Interest Expense

         Interest expense increased by 44.0% to $72,000 for the three months ended March 31, 2002 from $50,000 for the three months ended March 31, 2001. The increase in interest expense was primarily due to higher interest rates on new capital lease obligations.

Interest and Other Income

         Interest and other income decreased by 66.7% to $40,000 for the three months ended March 31, 2002 from $120,000 for the three months ended March 31, 2001 primarily attributable to a reduction in cash and cash equivalents available for investment in money market and other short-term marketable securities.

Provision for Income Taxes (Benefit)

         No provision or benefit for federal, state or foreign income taxes was made for the three months ended March 31, 2002 or 2001 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2001, which expire at various times through the year 2021 are available to offset future taxable income. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

Liquidity and Capital Expenditures

         The Company has historically funded operations primarily through the sale of private and public equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

         As of March 31, 2002, the Company had $11.6 million in cash and cash equivalents, reflecting a net increase of $3.1 million since December 31, 2001. Working capital as of March 31, 2002 was $0.9 million as compared to $2.1 million as of December 31, 2001. The decrease in working capital resulted primarily from the funding of operations and an increase in the amount of deferred revenue to be recognized in the next 12 months under the Ceridian Agreement, partially offset by an increase in cash and cash equivalents principally from the receipt of $6.0 million on February 12, 2002 from Ceridian as a prepayment by Ceridian of minimum guaranteed payments for 2003 due to the Company pursuant to the Ceridian Agreement and enhanced collections of accounts receivable.

         Net cash provided by operating activities was $4.4 million for the three months ended March 31, 2002 as compared to $8.2 million for the three months ended March 31, 2001. The decrease in net cash provided by operating activities was primarily attributable to the funding of operations and the reduction in the amount received from Ceridian in the first quarter of fiscal 2002 versus the first quarter of fiscal 2001, partially offset by enhanced collections of accounts receivable. During the first quarter of fiscal 2001, Ceridian completed an up-front payment of $10.0 million to the Company in accordance with the Ceridian Agreement as compared to the $6.0 million Prepayment received in the first quarter of 2002.

         Net cash used in investing activities was $0.6 million for the three months ended March 31, 2002 as compared to $0.5 million for the three months ended March 31, 2001. The increase in net cash used in investing activities was primarily due to an increase in the purchase of property and equipment in 2002.

         Net cash used in financing activities for the three months ended March 31, 2002 was $0.7 million as compared to $0.8 million for the three months ended March 31, 2001. The decrease in net cash used in financing activities was primarily due to a decrease in the Company's purchase of its Common Stock under a stock repurchase plan authorized by the Company's Board of Directors on October 30, 2000.

         The Company has a revolving line of credit (the "Credit Facility") with Silicon Valley Bank which is secured by all of the Company's assets, including a negative pledge on intellectual property, and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability). The Credit Facility provides working capital financing for up to 75% of the Company's eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases, and stand-by letters of credit for up to $0.5 million. The maximum amount available under the Credit Facility is $5.0 million. The Credit Facility expires on November 28, 2003. No amounts were outstanding for borrowings under the Credit Facility as of March 31, 2002. Under the terms of the Credit Facility, no dividends may be paid on the Company's Common Stock without the consent of the Silicon Valley Bank.

         The Ceridian Agreement includes the provision to receive future updates to the Company's product, UltiPro, which is a standard contract provision for the Company's software products. On February 5, 2002, Ultimate Software signed an agreement with Ceridian for the delivery of Evolution (the "Evolution Release Agreement"). Under the terms of the Evolution Release Agreement, Ceridian will pay Ultimate Software $500,000 in the event the Evolution release is delivered by August 30, 2002. To the extent Ultimate Software delivers Evolution to Ceridian beyond September 30, 2002, Ultimate Software is obligated to pay Ceridian $500,000 per month up to a maximum of $1.5 million (the "Evolution Obligation"), with a daily pro-ration of the obligation to be applied to the extent the delivery occurs during one of the three months of October, November and December 2002. The Company believes it will deliver Evolution to Ceridian before September 30, 2002.

         The Company believes that cash and cash equivalents, potential cash generated from operations and available borrowings under the Credit Facility, will be sufficient to fund its operations for at least the next 12 months. However, the Company may seek to raise funds during such period through the sale of additional shares of Common Stock or other securities.

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

         Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, which expires on November 28, 2003, is based on Prime Rate plus 1.0% per annum. As of March 31, 2002, no amounts were outstanding for borrowings under the Credit Facility. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility.

                           PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company's business, consolidated operating results and consolidated financial position.

ITEM 2.  Changes in Securities and Use of Proceeds

         None

ITEM 3.  Defaults upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  On May 1, 2002, the Company filed a Current Report on Form 8-K with the SEC announcing a change in independent public accountants from Arthur Andersen, LLP to KPMG, LLP, effective April 24, 2002.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Ultimate Software Group, Inc.

Date: May 15, 2002                      By: /s/ Mitchell K. Dauerman
                                            -----------------------------------
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Authorized Signatory and Principal
                                            Financial and Accounting Officer)