Form 10-Q
period 2002-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2002-08-13
CIK 1016125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of July 29, 2002, there were 16,479,193 shares of the Registrant's Common Stock, par value $.01, outstanding.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                            Page(s)
                                                                                            -------
Part I - Financial Information:

Item 1 - Financial Statements (unaudited):
          Condensed Consolidated Balance Sheets as of June 30, 2002 and
                 December 31, 2001                                                             3
          Condensed Consolidated Statements of Operations for the Three Months
                 And Six Months Ended June 30, 2002 and 2001                                   4
          Condensed Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2002 and 2001                                                  5
          Notes to Condensed Consolidated Financial Statements                                6-8

Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                         9-17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                           17

Part II-Other Information:

Item 1 - Legal Proceedings                                                                    18
Item 2 - Changes in Securities and Use of Proceeds                                            18
Item 3 - Defaults upon Senior Securities                                                      18
Item 4 - Submission of Matters to a Vote of Security Holders                                 18-19
Item 5 - Other Information                                                                    19
Item 6 - Exhibits and Reports on Form 8-K                                                     19

Signatures                                                                                    20

                           PART 1--FINANCIAL INFORMATION

ITEM 1--Financial Statements

                 THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands, except share data)

                                                                                    As of            As of
                                                                                   June 30,        December 31,
                                      ASSETS                                         2002             2001
                                                                                  ----------       -----------
Current assets:                                                                   (Unaudited)
     Cash and cash equivalents                                                    $   8,819        $     8,464
     Accounts receivable, net                                                        10,928             14,006
     Prepaid expenses and other current assets                                          936                836
                                                                                  ---------        -----------
         Total current assets                                                        20,683             23,306

Property and equipment, net                                                           6,852              5,786
Capitalized software, net                                                             3,634              4,545
Other assets                                                                            514                614
                                                                                  ---------        -----------
         Total assets                                                             $  31,683        $    34,251
                                                                                  =========        ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                             $   1,811        $     1,901
     Accrued expenses                                                                 3,780              5,548
     Deferred revenue                                                                16,271             12,162
     Current portion of capital lease obligations                                     1,246              1,589
     Current portion of long term debt                                                  203                  -
                                                                                  ---------        -----------
         Total current liabilities                                                   23,311             21,200

Deferred revenue                                                                     10,446              8,053
Capital lease obligations, net of current portion                                       639                408
Long term debt, net of current portion                                                  384                  -
                                                                                  ---------        -----------
         Total liabilities                                                           34,780             29,661
                                                                                  ---------        -----------
Stockholders' equity (deficit):
     Preferred Stock, $.01 par value, 2,000,000 shares authorized,
         no shares issued or outstanding in 2002 and 2001                                 -                  -
     Series A Junior Participating Preferred Stock, $.01 par value,
         500,000 shares authorized, no shares issued or outstanding
         in 2002 and 2001, respectively                                                   -                  -
     Common Stock, $.01 par value, 50,000,000 shares authorized,
         16,610,790 and 16,105,665 shares issued in 2002
         and 2001, respectively                                                         166                161
     Additional paid-in capital                                                      67,856             65,808
     Accumulated deficit                                                            (70,065)           (60,516)
                                                                                  ---------        -----------
                                                                                     (2,043)             5,453
     Treasury stock, at cost, 257,647 and 211,497 shares in 2002
         and 2001, respectively                                                      (1,054)              (863)
                                                                                  ---------        -----------
         Total stockholders' equity (deficit)                                        (3,097)             4,590
                                                                                  ---------        -----------
         Total liabilities and stockholders' equity (deficit)                     $  31,683        $    34,251
                                                                                  =========        ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousand, except per share amounts)

                                                          For the Three Months            For the Six Months
                                                             Ended June 30,                 Ended June 30,
                                                         ----------------------        ------------------------
                                                           2002          2001            2002            2001
                                                         --------       -------        --------        --------
Revenues, net:
     License                                              $ 4,299       $ 4,450        $  5,694         $ 9,777
     Recurring                                              4,031         3,626           7,964           6,767
     Services                                               4,915         6,936          10,542          14,859
                                                          -------       -------        --------         -------
         Total revenues, net                               13,245        15,012          24,200          31,403
                                                          -------       -------        --------         -------
Cost of revenues:
     License                                                  383           326             523             638
     Recurring                                              1,965         1,380           3,915           2,769
     Services                                               4,295         4,850           8,853           9,872
                                                          -------       -------        --------         -------
         Total cost of revenues                             6,643         6,556          13,291          13,279
                                                          -------       -------        --------         -------
Operating expenses:
     Sales and marketing                                    4,497         4,879           9,035           9,506
     Research and development                               4,335         2,331           8,666           6,597
     General and administrative                             1,566         1,848           2,695           3,233
                                                          -------       -------        --------         -------
         Total operating expenses                          10,398         9,058          20,396          19,336
                                                          -------       -------        --------         -------
         Operating loss                                    (3,796)         (602)         (9,487)         (1,212)
Interest expense                                              (79)          (42)           (151)            (92)
Interest and other income                                      49           136              89             256
                                                          -------       -------        --------         -------
     Net loss                                             $(3,826)      $  (508)       $ (9,549)        $(1,048)
                                                          =======       =======        ========         =======
Net loss per share -- basic and diluted                   $ (0.24)      $ (0.03)       $  (0.60)        $ (0.07)
                                                          =======       =======        ========         =======
Weighted average shares outstanding:
     Basic and diluted                                     15,907        15,938          15,896          15,978
                                                          =======       =======        ========         =======

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                -------------------------
                                                                                  2002              2001
                                                                                --------         --------
Cash flows from operating activities:
    Net loss                                                                    $ (9,549)        $ (1,048)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
      Depreciation and amortization                                                2,900            2,000
      Provision for doubtful accounts                                                367              992
      Non-cash issuance of stock options for board fees and services                  42               62
      Changes in operating assets and liabilities:
        Accounts receivable                                                        2,711             (281)
        Prepaid expenses and other current assets                                   (100)            (988)
        Other assets                                                                  (6)            (215)
        Accounts payable                                                             (90)             176
        Accrued expenses                                                          (1,768)          (1,342)
        Deferred revenue                                                           6,502            9,916
                                                                                --------         --------
          Net cash provided by operating activities                                1,009            9,272
                                                                                --------         --------

Cash flows from investing activities:
    Purchases of property and equipment                                           (1,943)            (923)
    Additions to capitalized software                                                  -           (2,065)
                                                                                --------         --------
          Net cash used in investing activities                                   (1,943)          (2,988)
                                                                                --------         --------
Cash flows from financing activities:
    Repurchase of treasury stock                                                    (191)            (638)
    Principal payments on capital lease obligations                               (1,119)          (1,151)
    Net proceeds from borrowings under Credit Facility                               587                -
    Net proceeds from issuances of Common Stock                                    2,012               13
                                                                                --------         --------
          Net cash provided by (used in) financing activities                      1,289           (1,776)
                                                                                --------         --------

Net increase in cash and cash equivalents                                            355            4,508
Cash and cash equivalents, beginning of period                                     8,464            7,572
                                                                                --------         --------
Cash and cash equivalents, end of period                                        $  8,819         $ 12,080
                                                                                ========         ========
Supplemental disclosure of cash flow information:
-------------------------------------------------
    Cash paid for interest                                                      $    122         $     96
                                                                                ========         ========

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------

  - The Company entered into capital lease obligations to acquire new equipment totaling $628 and $513 in the six months ended June 30, 2002 and 2001, respectively.

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

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

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

4.       EARNINGS PER SHARE

         The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                        For the three months            For the six months
                                                           ended June 30,                 ended June 30,
                                                        2002           2001             2002          2001
                                                     -----------    ------------     -----------    ----------
Weighted average shares outstanding                      15,907          15,938          15,896        15,978
Effect of dilutive stock options                              -               -               -             -
                                                     -----------    ------------     -----------    ----------
Dilutive shares outstanding                              15,907          15,938          15,896        15,978
                                                     ===========    ============     ===========    ==========

Options outstanding which are not included in the
calculation of diluted loss per share because
their impact is antidilutive                              4,651           4,622           4,651         4,622
                                                     ===========    ============     ===========    ==========

5.       RECENT ACCOUNTING LITERATURE

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The adoption of SFAS No. 142 did not have an impact on the Company's unaudited financial position, results of operations or cash flows.

       Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment. The adoption of SFAS No. 144 did not have an impact on the Company's unaudited financial position, results of operations or cash flows.

       Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," ("EITF 01-14"). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company's accompanying unaudited condensed consolidated statements of operations, were $0.2 million and $0.6 million for the three months ended June 30, 2002 and 2001, respectively, and $0.4 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively. Prior to the adoption of EITF 01-14, the Company's historical consolidated financial statements offset these amounts within cost of services revenues. The adoption of EITF 01-14 did not have a significant impact on the services gross margin percentage and had no impact on net results.

       In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which will be effective for the Company beginning January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a material impact on the unaudited consolidated financial statements of the Company.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 is not expected to have a material impact on the unaudited consolidated financial statements of the Company.

6.     CAPITAL RESOURCES

       The Company believes that cash and cash equivalents, potential cash generated from operations and available borrowings under the existing revolving line of credit with Silicon Valley Bank will be sufficient to fund its operations for at least the next 12 months. However, the Company may seek to raise additional funds during such period through the sale of additional shares of the Company's common stock, par value $0.01, or other securities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. ("Ultimate Software" or the "Company") should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, including Exhibit 99.1 thereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         Ultimate Software reaches its customer base through its direct sales force and a network of business service providers ("BSPs") that market to their customers. The Company's direct sales force markets UltiPro as an in-house HRMS/payroll solution and alternatively as an application hosting offering branded as "Intersourcing". The Intersourcing brand underscores the idea that the customer has the convenience of outsourcing, coupled with direct, in-house control over their own data (the "Intersourcing Offering"). Pursuant to an agreement entered into during June 1999 with International Business Machines Global Services, Inc. ("IBM"), IBM hosts UltiPro for certain Ultimate Software customers (the "IBM Agreement"). Under the terms of the IBM Agreement, IBM provides the installation, ongoing maintenance and backup services at an IBM Data Hosting Center. The IBM Agreement has terminated as to the addition of new customers. In 2002, the Company developed a hosting program of its own in which Ultimate Software provides the installation, ongoing maintenance and backup services at an alternative data center.

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

Results of Operations

         The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                               For the Three Months       For the Six Months
                                                  Ended June 30,            Ended June 30,
                                              ----------------------    ---------------------
                                               2002          2001         2002         2001
                                              -------      --------     --------     --------
Revenues:
      License                                  32.5 %        29.6  %      23.5  %      31.1  %
      Recurring                                30.4          24.2         32.9         21.6
      Services                                 37.1          46.2         43.6         47.3
                                              ------       -------      -------      -------
         Total revenues                       100.0         100.0        100.0        100.0
                                              ------       -------      -------      -------
Cost of revenues:
      License                                   2.9           2.2          2.1          2.0
      Recurring                                14.9           9.2         16.2          8.8
      Services                                 32.4          32.3         36.6         31.5
                                              ------       -------      -------      -------
         Total cost of revenues                50.2          43.7         54.9         42.3
                                              ------       -------      -------      -------
Operating expenses:
      Sales and marketing                      34.0          32.5         37.3         30.3
      Research and development                 32.7          15.5         35.8         21.0
      General and administrative               11.8          12.3         11.2         10.3
                                              ------       -------      -------      -------
         Total operating expenses              78.5          60.3         84.3         61.6
                                              ------       -------      -------      -------
         Operating loss                       (28.7)         (4.0)       (39.2)        (3.9)
Interest expense                               (0.6)         (0.3)        (0.7)        (0.2)
Interest and other income                       0.4           0.9          0.4          0.8
                                              ------       -------      -------      -------
      Net loss                                (28.9)%        (3.4) %     (39.5) %      (3.4) %
                                              =======      =======      ========     =======

Revenues

         The Company's revenues are derived from three principal sources: software licenses ("license revenues"), recurring revenues and services revenues.

         License revenues include revenues from software license agreements for the Company's products, entered into between the Company and its customers in which the license fees are noncancellable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits that are included with deferred revenues in the condensed consolidated balance sheets.

         Recurring revenues include maintenance revenues derived from maintaining, supporting and providing periodic updates for the Company's software and, to a lesser extent, subscription revenues principally derived from per employee per month ("PEPM") fees earned through the BSP sales channel and the Intersourcing Offering. Maintenance revenues are recognized ratably over the service period, generally one year. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. All of the Company's customers that purchased software during 2002 and 2001 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

         Service revenues include revenues from fees charged for the implementation of the Company's software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2's for certain customers, as well as fees from the hosted models and certain reimbursable out-of-pocket expenses. Service revenues are recognized as services are performed and delivered.

         Total revenues, consisting of license, recurring and service revenues, decreased 11.8 % to $13.2 million for the three months ended June 30, 2002 from $15.0 million for the three months ended June 30, 2001. Total revenues decreased
22.9 % to $24.2 million for the six months ended June 30, 2002 from $31.4 million for the six months ended June 30, 2001.

         License revenues decreased 3.4 % to $4.3 million for the three months ended June 30, 2002 from $4.5 million for the three months ended June 30, 2001. License revenues decreased 41.8% to $5.7 million for the six months ended June 30, 2002 from $9.8 million for the six months ended June 30, 2001. The decreases in license revenues for both the three-month and six-month periods were primarily due to lower sales generated by the Company's direct sales channel which management believes is partly due to unfavorable economic conditions, which it believes contributed to delays in the spending decisions of prospective clients during the six months ended June 30, 2002, partially offset by increased sales of UltiPro to existing clients using its Dos-based product, UltiPro for Lan ("Dos Clients"). Ultimate Software introduced UltiPro for Lan in July 1993 as its first proprietary software product. The Company no longer markets this DOS-based product and expects to discontinue support for UltiPro for Lan by approximately December 31, 2002. The Company is actively marketing the UltiPro product to Dos Clients as part of a loyalty program designed to encourage these clients to purchase UltiPro before support for UltiPro for Lan is discontinued.

         Recurring revenues increased 11.2% to $4.0 million for the three months ended June 30, 2002 from $3.6 million for the three months ended June 30, 2001. Recurring revenue increased 17.7% to $8.0 million for the six months ended June 30, 2002 from $6.8 million for the six months ended June 30, 2001. The increases in both the three-month and six-month periods were primarily due to an increase in maintenance revenue generated from incremental licenses sold in 2001 and the first quarter of 2002.

         Services revenues decreased 29.1 % to $4.9 million for the three months ended June 30, 2002 from $6.9 million for the three months ended June 30, 2001. Services revenues decreased 29.1% to $10.5 million for the six months ended June 30, 2002 from $14.9 million for the six months ended June 30, 2001. Lower license sales in the first quarter of 2002 had a delayed impact on services revenues during the second quarter of 2002, particularly in relation to implementation revenues as the total billable hours decreased as a result of the reduced utilization of service consultants implementing UltiPro. Management expects that the increase in license revenues from the first quarter of 2002 to the second quarter of 2002 should improve services revenues for the third quarter of 2002 (as compared to second quarter 2002 services revenues), due to the effect of the delayed impact of license sales on services to be performed in relation to those license sales.

Cost of Revenues

         Cost of revenues consists of the cost of license, recurring and services revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company's customers, the cost of periodic updates and the costs of subscription revenues, including amortization of capitalized software. Cost of service revenues primarily consists of costs to provide implementation services and training to the Company's customers and, to a lesser degree, costs associated with revenues generated from the hosted models, costs related to sales of payroll-related forms and costs associated with reimbursable out-of-pocket expenses, discussed below.

         Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," ("EITF 01-14"). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company's accompanying unaudited condensed consolidated statements of operations, were $0.2 million and $0.6 million for the three months ended June 30, 2002 and 2001, respectively, and $0.4 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively. Prior to the adoption of EITF 01-14, the Company's historical consolidated financial statements offset these amounts within cost of services revenues.

         Total costs of revenues, consisting of license, recurring and service revenues of $6.6 million for the three months ended June 31, 2002 and $13.3 million for the six months ended June 30, 2002 were consistent with the costs of revenues for the comparable periods of the prior year.

         Cost of license revenues increased 17.5% to $0.4 million for the three months ended June 30, 2002 from $0.3 million for the three months ended June 30, 2001 primarily due to an increase in the amortization of capitalized software in 2002. Cost of license revenues decreased 18.0% to $0.5 million for the six months ended June 30, 2002 from $0.6 million for the six months ended June 30, 2001 primarily due to lower third party license fees resulting from decreased licensing activity, partially offset by an increase in the amortization of capitalized software in 2002. Cost of license revenues, as a percentage of license revenues, increased to 8.9% for the three months ended June 30, 2002 as compared to 7.3% for the three months ended June 30, 2001 and increased to 9.2% for the six months ended June 30, 2002 from 6.5% for the six-month period ended June 30, 2001. The increases in both the three-month and six-month periods were primarily due to an increase in the amortization of capitalized software for UltiPro and a decrease in license revenues. Cost of license revenues, as a percentage of license revenues, generally fluctuates from period to period principally due to the mix of sales of software products which generate third party license fees in each period and fluctuations in revenues contrasted with fixed expenses such as the amortization of capitalized software.

         Cost of recurring revenues increased 42.4% to $2.0 million for the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001. Cost of recurring revenues increased 41.4% to $3.9 million for the six months ended June 30, 2002 from $2.8 million for the six months ended June 30, 2001. The increases in both the three-month and six-month periods were primarily attributable to increased costs of maintenance revenues principally due to higher labor costs to support the Company's customer base and an increase in costs of subscription revenues primarily from the amortization of capitalized software, which began in November 2001 when the related product was available for general release. Cost of recurring revenues, as a percentage of recurring revenues, increased to 48.8% for the three months ended June 30, 2002 as compared to 38.1% for the three months ended June 30, 2001 and increased to 49.2% for the six months ended June 30, 2002 from 40.9 % for the six-month period ended June 30, 2001. The increases in both the three-month and six-month periods were primarily as a result of the amortization of capitalized software.

         Cost of services revenues decreased 11.4% to $4.3 million for the three months ended June 30, 2002 from $4.9 million for the three months ended June 30, 2001. Cost of services revenues decreased 10.3 % to $8.9 million for the six months ended June 30, 2002 from $9.9 million for the six months ended June 30, 2001. The decreases in both the three-month and six-month periods were primarily due to lower out-of-pocket reimbursed expenses from services, tied to lower license sales and reduced travel, as well as reduced internal training costs. Cost of services revenues, as a percentage of services revenues, for the three months ended June 30, 2002 increased to 87.4% from 69.9% for the three months ended June 30, 2001 and to 84.0% for the six months ended June 30, 2002 from 66.4% from June 30, 2001. The increases in both the three-month and six-month periods were primarily as a result of the absorption of these expenses in a decreased services revenue base.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased 7.8% to $4.5 million for the three months ended June 30, 2002 from $4.9 million for the three months ended June 30, 2001 primarily due to lower advertising and marketing costs as well as reduced travel costs. Sales and marketing costs decreased 5.0% to $9.0 million for the six months ended June 30, 2002 from $9.5 million for the six months ended June 30, 2001 primarily due to lower sales commissions related to the decrease in license sales in the first quarter of 2002 and lower travel costs, partially offset by an increase in advertising and marketing costs. Sales and marketing expenses, as a percentage of total revenues, increased to 34.0% from 32.5 % for the three months ended June 30, 2002 and 2001, respectively, and to 37.3% for the six months ended June 30, 2002 from 30.3% for the six months ended June 30, 2001. The increases in both the three-month and six-month periods were primarily as a result of increases in advertising and marketing costs partially offset by a reduction in travel expenses.

Research and Development

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 86.0% to $4.3 million for the three months ended June 30, 2002 from $2.3 million for the three months ended June 30, 2001. Research and development expenses increased 31.4% to $8.7 million for the six months ended June 30, 2002 from $6.6 million for the six months ended June 30, 2001. The increases in research and development expenses for the three-month and six-month periods were primarily attributable to the capitalization during the three months ended June 30, 2001 of $2.1 million in costs, principally software development personnel costs, associated with the development of certain major products which were released in the second half of 2001. Such capitalized software costs are being amortized ratably to cost of license revenues and cost of recurring revenues, on a product-by-product straight-line basis over the estimated life (which is typically three years) following the general release of the underlying software products. There was no additional software capitalized during the three-month and six-month periods ended June 30, 2002. Research and development expenses, as a percentage of total revenues, increased to 32.7% for the three months ended June 30, 2002 from 15.5% for the period ended June 30, 2001 and to 35.8% for the six months ended June 30, 2002 from 21.0% for the six months ended June 30, 2001.

General and Administrative

         General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses decreased 15.3% to $1.6 million for the three months ended June 30, 2002 from $1.8 million for the three months ended June 30, 2001. General and administrative expenses decreased 16.6% to $2.7 million for the six months ended June 30, 2002 from $3.2 million for the six months ended June 30, 2001. The decreases in general and administrative expenses were primarily due to a reduction in the provision for doubtful accounts. General and administrative expenses, as a percentage of total revenues, decreased to 11.8% for the three months ended June 30, 2002 from 12.3% for the three months ended June 30, 2001 and increased to 11.1% for the six months ended June 30, 2002 from 10.3% for the six months ended June 30, 2001.

Interest Expense

         Interest expense increased 88.1% to $79,000 for the three months ended June 30, 2002 from $42,000 for the three months ended June 30, 2001. Interest expense increased 64.1% to $151,000 for the six months ended June 30, 2002 from $92,000 for the six months ended June 30, 2001. The increases in interest expense for the three-month and six-month periods were due to borrowings under the Credit Facility, defined below, during the three months ended June 30, 2002.

Interest and Other Income

         Interest and other income decreased 64.0% to $49,000 for the three months ended June 30, 2002 from $136,000 for the three months ended June 30, 2001. Interest and other income decreased 65.2% to $89,000 for the six months ended June 30, 2002 from $256,000 for the six months ended June 30, 2001. The decreases in interest and other income for the three-month and six-month periods were primarily due to the reduction of funds available for investment in 2002.

Provision for Income Taxes (Benefit)

         No provision or benefit for federal, state or foreign income taxes was made for the three months or six months ended June 30, 2002 or 2001 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2001, which expire at various times through the year 2021 are available to offset future taxable income. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

Liquidity and Capital Expenditures

         The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

         As of June 30, 2002, the Company had $8.8 million in cash and cash equivalents, reflecting a net increase of $0.4 million since December 31, 2001. The working capital deficit as of June 30, 2002 was $2.6 million as compared to working capital of $2.1 million as of December 31, 2001. The decrease in working capital resulted primarily from (i) the decrease in accounts receivable principally due to lower license sales and (ii) the increase in the short-term portion of deferred revenue related to $6.0 million received from Ceridian in February 2002, representing the prepayment of 2003 minimum guaranteed royalties under the Ceridian Agreement, partially offset by (iii) the decrease in accrued expenses primarily related to lower sales commissions.

         Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2002 as compared to $9.3 million for the six months ended June 30, 2001. The decrease in net cash provided by operating activities was primarily attributable to (i) a reduction in the amount received from Ceridian pursuant to the Ceridian Agreement--from $10.0 million received in March 2001 to $6.0 million received in February 2002 and (ii) to funding the loss on operations in 2002, partially offset by (iii) increased collections from accounts receivable.

         Net cash used in investing activities was $1.9 million for the six months ended June 30, 2002 as compared to $3.0 million for the six months ended June 30, 2001. The decrease in net cash used in investing activities was primarily due to a decrease in software capitalization in 2002, partially offset by increased purchases of computer equipment during 2002.

         Net cash provided by financing activities for the six months ended June 30, 2002 was $1.3 million as compared to $1.8 million used in financing activities for the six months ended June 30, 2001. The increase in net cash provided by financing activities was primarily due to the proceeds from the issuance of Common Stock, as discussed below, proceeds from borrowings under the Credit Facility, defined below, and by the reduction of treasury stock purchases in 2002.

         During the second quarter of 2002, the Company raised $2.0 million of capital through the private sale of 500,000 shares of the Company's common stock, par value $0.01 ("Common Stock") and a warrant to purchase 50,000 shares of Common Stock at $4 per share to a shareholder of the Company. During July 2002, the Company raised an additional $0.5 million of capital through the private sale of 125,000 shares of the Company's Common Stock and a warrant to purchase 12,500 shares of Common Stock at $4 per share. The Company believes the capital raised will benefit its strategic business model which focuses on recurring revenue. As the revenue mix shifts from license revenue to recurring revenue, particularly through the Intersourcing Offering, and cash inflow consequently shifts from relatively large, one-time upfront payments to recurring monthly payments, the Company may seek to raise additional funds through the sale of additional shares of Common Stock or other securities.

         The capital raised in July 2002 included the sale of 100,000 shares of Common Stock and a warrant to purchase 10,000 shares of Common Stock at $4 per share to an irrevocable trust established by a member of the Company's Board of Directors (the "Director"). The Director has informed the Company that he has no voting or investment power or other controlling interest in this irrevocable trust.

         The Company has a revolving line of credit (the "Credit Facility") with Silicon Valley Bank, which is secured by all of the Company's assets, including a negative pledge on intellectual property, and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability). The Credit Facility provides working capital financing for up to 75% of the Company's eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases, and stand-by letters of credit for up to $0.5 million. The maximum amount available under the Credit Facility is $5.0 million. The Credit Facility expires on November 28, 2003. The Company had $0.6 million outstanding under the Credit Facility as of June 30, 2002. Under the terms of the Credit Facility, no dividends may be paid on the Company's Common Stock without the consent of Silicon Valley Bank.

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

         The Company believes that cash and cash equivalents, potential cash generated from operations and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months. However, as discussed above, the Company may seek to raise additional funds during such period through the sale of additional shares of Common Stock or other securities.

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

         Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, which expires on November 28, 2003, is based on Prime Rate plus 1.0% per annum. As of June 30, 2002, $0.6 million was outstanding under the

Credit Facility and the interest rate was 5.75% per annum. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on current and future borrowings under the Credit Facility.

                           PART II--OTHER INFORMATION

ITEM 1.     Legal Proceedings.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, the Company believes could reasonably be expected to have a material adverse effect on the Company's business, consolidated operating results and consolidated financial position.

ITEM 2.     Changes in Securities and Use of Proceeds

     On June 21, 2002, the Company issued 500,000 shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock to Michael Feinberg, a shareholder of the Company. Mr. Feinberg paid the Company aggregate consideration of $2.0 million for the Common Stock and warrant. The warrant is fully vested and may be exercised in whole or in part at any time prior to its expiration at an exercise price of $4.00 per share. The warrant expires on June 21, 2006. The exercise price and number of shares subject to the warrant may be adjusted under certain circumstances, including upon a merger, consolidation, reorganization or recapitalization of the Company and upon a dividend, split or combination of the Common Stock. The Company issued the Common Stock and the warrant pursuant to Section 4(2) of the Securities Act of 1933, as amended, in a transaction not involving a public offering.

ITEM 3.     Defaults upon Senior Securities

      None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 10, 2002. The principal business of the meeting was to (i) elect two directors to serve for three-year terms or until their respective successors are duly elected and qualified and (ii) approve The Ultimate Software Group, Inc. Amended and Restated Nonqualified Stock Option Plan. No other business came before the meeting.

     The names of the two nominees for director whose terms expired at the 2002 Annual Meeting of Stockholders of the Company and who were elected to serve as directors until the 2005 Annual Meeting of Stockholders are as follows:

               Nominee                    For               Withheld Vote
        -------------------------    ---------------    ----------------------
        Robert A. Yanover              13,604,132              187,113
        LeRoy A. Vander Putten         13,604,132              187,113

         The names of each other director whose term of office as a director continues after the 2002 Annual Meeting of Stockholders and their respective term expirations are as follows:

        Term Expires in 2003:
              Marc D. Scherr
              James A. FitzPatrick, Jr.

        Term Expires in 2004:
              Scott Scherr
              Alan Goldstein, M.D.

         The results of the approval of The Ultimate Software Group, Inc. Amended and Restated Nonqualified Stock Option Plan are as follows:

              For          Against      Abstain     Broker Non-Votes:
        --------------   ----------    ---------   -------------------
           4,569,739     1,418,445       16,621        7,786,440


ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

       Number                          Description

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                     The Ultimate Software Group, Inc.

Date:    August 13, 2002             By: /s/ Mitchell K. Dauerman
                                         ------------------------
                                     Executive Vice President, Chief Financial
                                     Officer and Treasurer (Authorized Signatory
                                     and Principal Financial and Accounting
                                     Officer)

                                  Exhibit Index

Exhibit
 Number                             Description

99.1         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, Scott Scherr


99.2         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, Mitchell K.
               Dauerman