Form 10-Q
period 2002-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2002-11-14
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-24347

THE ULTIMATE SOFTWARE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	65-0694077
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2000 Ultimate Way, Weston, FL	33326
(Address of principal executive offices)	(Zip Code)

(954) 331 - 7000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of November 11, 2002, , there were 16,480,293 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

PART 1—FINANCIAL INFORMATION

ITEM 1—Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of September 30, 2002	As of December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,302	$8,464
Accounts receivable, net	11,141	14,006
Prepaid expenses and other current assets	1,106	836

Total current assets	20,549	23,306

Property and equipment, net	7,172	5,786
Capitalized software, net	3,177	4,545
Other assets	625	614

Total assets	$31,523	$34,251

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,846	$1,901
Accrued expenses	4,768	5,548
Deferred revenue	19,478	12,162
Current portion of capital lease obligations	970	1,589
Current portion of long term debt	333	—

Total current liabilities	27,395	21,200

Deferred revenue	8,754	8,053
Capital lease obligations, net of current portion	493	408
Long term debt, net of current portion	594	—

Total liabilities	37,236	29,661

Stockholders’ equity (deficit):
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding in 2002 and 2001	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding in 2002 and 2001, respectively	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 16,737,340 and 16,105,665 shares issued in 2002 and 2001, respectively	167	161
Additional paid-in capital	68,381	65,808
Accumulated deficit	(73,207)	(60,516)

	(4,659)	5,453
Treasury stock, at cost, 257,647 and 211,497 shares in 2002 and 2001, respectively	(1,054)	(863)

Total stockholders’ equity (deficit)	(5,713)	4,590

Total liabilities and stockholders’ equity (deficit)	$31,523	$34,251

The accompanying unaudited notes to condensed consolidated financial statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
Revenues, net:
License	$3,625	$3,034	$9,319	$12,811
Recurring	4,936	3,735	12,911	10,503
Services	5,932	6,189	16,464	21,047

Total revenues, net	14,493	12,958	38,694	44,361

Cost of revenues:
License	343	258	867	895
Recurring	2,017	1,364	5,932	4,133
Services	4,230	4,799	13,083	14,672

Total cost of revenues	6,590	6,421	19,882	19,700

Operating expenses:
Sales and marketing	4,227	4,422	13,262	13,928
Research and development	4,683	2,333	13,349	8,930
General and administrative	2,101	3,995	4,796	7,229

Total operating expenses	11,011	10,750	31,407	30,087

Operating loss	(3,108)	(4,213)	(12,595)	(5,426)
Interest expense	(60)	(56)	(211)	(148)
Interest and other income	26	82	115	338

Net loss	$(3,142)	$(4,187)	$(12,691)	$(5,236)

Net loss per share — basic and diluted	$(0.19)	$(0.26)	$(0.79)	$(0.33)

Weighted average shares outstanding:
Basic and diluted	16,460	15,905	16,086	15,968

The accompanying unaudited notes to condensed consolidated financial statements are an integral part of these financial statements

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(12,691)	$(5,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,426	3,143
Provision for doubtful accounts	1,027	2,400
Non-cash issuance of stock options for board fees and services	63	68
Non-cash amortization of Ceridian recurring revenue	725	—
Changes in operating assets and liabilities:
Accounts receivable	1,838	(325)
Prepaid expenses and other current assets	(270)	(329)
Other assets	(175)	(323)
Accounts payable	(55)	(171)
Accrued expenses	(780)	303
Deferred revenue	7,292	9,695

Net cash provided by operating activities	1,400	9,225

Cash flows from investing activities:
Purchases of property and equipment	(3,274)	(1,376)
Additions to capitalized software	—	(4,075)

Net cash used in investing activities	(3,274)	(5,451)

Cash flows from financing activities:
Repurchase of treasury stock	(191)	(679)
Principal payments on capital lease obligations	(1,541)	(1,754)
Proceeds from borrowings under Credit Facility	927	—
Net proceeds from issuances of Common Stock	2,517	13

Net cash provided by (used in) financing activities	1,712	(2,420)

Net (decrease) increase in cash and cash equivalents	(162)	1,354
Cash and cash equivalents, beginning of period	8,464	7,572

Cash and cash equivalents, end of period	$8,302	$8,926

Supplemental disclosure of cash flow information:
Cash paid for interest	$171	$144

Supplemental disclosure of non-cash financing activities:

-	The Company entered into capital lease obligations to acquire new equipment totaling $1,007 and $1,130 in the nine months ended September 30, 2002 and 2001, respectively.

The accompanying unaudited notes to condensed consolidated financial statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiary (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on April 1, 2002 (the “Form 10-K”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.	SIGNIFICANT TRANSACTIONS

On April 24, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP (“Andersen”), and retained KPMG LLP (“KPMG”) as its new independent public accountants. As part of their quarterly review process, KPMG reviewed, among other things, the Company’s revenue recognition policies, including the co-branding agreement signed with Ceridian Corporation (“Ceridian”) on March 9, 2001, as amended from time to time (the “Ceridian Agreement”). Based upon consultations with KPMG as a result of their review of the Ceridian Agreement, the Company reassessed its original conclusion regarding the timing of the revenue recognition to be applied to the Ceridian Agreement.

As more fully disclosed in the Company’s Form 10-K, Ceridian is obligated to pay to Ultimate Software a minimum of approximately $42.1 million, including $16.0 million received to date, over the minimum term of the Ceridian Agreement, which is expected to be 7 years (the “Minimum Term”). The effect of the change in revenue recognition for the Ceridian Agreement was to modify the date at which revenue recognition would begin—changing the onset of the revenue recognition process from February 5, 2002, which was the date the Company completed a successful transfer of technology to Ceridian, to the earlier of (i) the delivery of the UltiPro 6.0 release (also known as Evolution), or (ii) January 1, 2003. The change in the timing of revenue recognition applied to the Ceridian Agreement does not impact Ceridian’s payment obligations to the Company over the Minimum Term nor does it impact the nature of the underlying business transaction.

On August 28, 2002, Ultimate Software delivered the UltiPro 6.0 release to Ceridian. The delivery of UltiPro 6.0 marked the commencement of recurring revenue recognition for the Ceridian transaction at the minimum rate of approximately $640,000 per month from that date through March 2008.

On February 5, 2002, Ultimate Software and Ceridian entered into an agreement which provided that if Ultimate Software were to deliver UltiPro 6.0 on or before August 30, 2002, Ceridian would pay Ultimate Software $500,000 for such advanced delivery (the “Evolution Bonus”). The Evolution Bonus, received in September 2002, was recorded as deferred revenue in the accompanying unaudited consolidated balance sheet. The Evolution Bonus is being recognized as subscription revenue (a component of recurring revenue) ratably over the remaining minimum term of the Ceridian Agreement and is included in the minimum rate of $640,000 per month through March 2008. The Company awarded substantially all of the Evolution Bonus to members of the Company’s development team as an incentive bonus for the early delivery of UltiPro 6.0 (the “Incentive Bonus”). The Incentive Bonus was expensed in the three months ended September 30, 2002 and is included with research and development expenses in the accompanying unaudited statements of operations.

3.	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Comprehensive loss is equal to net loss for all periods presented.

4.	EARNINGS PER SHARE

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Weighted average shares outstanding	16,460	15,905	16,086	15,968
Effect of dilutive stock options	—	—	—	—

Dilutive shares outstanding	16,460	15,905	16,086	15,968

Options outstanding which are not included in the calculation of diluted loss per share because their impact is antidilutive	4,618	4,676	4,618	4,676

5.	RECENT ACCOUNTING LITERATURE

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The adoption of SFAS No. 142 did not have an impact on the Company’s unaudited financial position, results of operations or cash flows.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment. The adoption of SFAS No. 144 did not have an impact on the Company’s unaudited financial position, results of operations or cash flows.

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying unaudited condensed consolidated statements of operations, were $0.4 million and $0.3 million for the three months ended September 30, 2002 and 2001, respectively, and $0.7 million and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively. Prior to the adoption of EITF 01-14, the Company’s historical consolidated financial statements offset these amounts within cost of services revenues. The adoption of EITF 01-14 did not have a significant impact on the services gross margin percentage and had no impact on net results.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which will be effective for the Company beginning January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a material impact on the unaudited consolidated financial statements of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 is not expected to have a material impact on the unaudited consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, “ Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and is effective for the Company beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 is not expected to have a material impact on the unaudited consolidated financial statements of the Company.

6.	CAPTITAL RESOURCES

The Company believes that cash and cash equivalents, cash generated from operations and available borrowings under the existing revolving line of credit with Silicon Valley Bank will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, improvements in gross margins, controlled operating expenses and collections of accounts receivable. However, the Company may seek to raise additional funds during such period through the sale of additional shares of the Company’s common stock, par value $0.01, or other securities. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, including Exhibit 99.1 thereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Ultimate Software designs, markets, implements and supports technologically advanced cross-industry payroll and workforce management solutions. The Company’s mission is to become the premier infrastructure provider of Internet payroll and workforce management solutions.

Ultimate Software’s flagship product suite is known as UltiPro Workforce Management (collectively “UltiPro”). UltiPro’s Web-based functionality includes, but is not limited to, eEmployee Administration, eManagement, eEmployee Self-Service, eBenefits Enrollment, and eTraining. UltiPro is supported by a client/server backoffice engine that includes features for payroll processing, company setup, rules management, security management and basic functionality for human resource and payroll administrators. UltiPro enables customers to empower their entire workforce – executives, managers, administrators and employees – to improve communications and efficiencies. UltiPro is used by some customers as a workforce portal that can function as a gateway for collaborative information sharing. UltiPro ships with dynamic business intelligence reports for analyzing workforce trends, reporting to streamline daily business processes, compliance reporting for ready digital or paper filing, some signature-ready forms, and features for custom report writing. UltiPro enables businesses to manage the employee life cycle strategically and cost effectively, from inception of employment through retirement.

Ultimate Software reaches its customer base through its direct sales force and a network of business service providers (“BSPs”) that market to their customers. The Company’s direct sales force markets UltiPro as an in-house HRMS/payroll solution and, alternatively, as an application hosting offering branded as “Intersourcing”. The Intersourcing brand underscores the idea that the customer has the convenience of outsourcing, coupled with direct, in-house control over their own data (the “Intersourcing Offering”). Pursuant to an agreement entered into during June 1999 with International Business Machines Global Services, Inc. (“IBM”), IBM hosts UltiPro for certain Ultimate Software customers (the “IBM Agreement”). Under the terms of the IBM Agreement, IBM provides the installation, ongoing maintenance and backup services at an IBM Data Hosting Center. The IBM Agreement has terminated as to the addition of new customers. In 2002, the Company developed a hosting program of its own in which Ultimate Software provides the installation, ongoing maintenance and backup services at an alternative data center.

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

On April 24, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP (“Andersen”), and retained KPMG LLP (“KPMG”) as its new independent public accountants. As part of their quarterly review process, KPMG reviewed, among other things, the Company’s revenue recognition policies, including the co-branding agreement signed with Ceridian Corporation (“Ceridian”) on March 9, 2001, as amended from time to time (the “Ceridian Agreement”). Based upon consultations with KPMG as a result of their review of the Ceridian Agreement, the Company reassessed its original conclusion regarding the timing of the revenue recognition to be applied to the Ceridian Agreement.

As more fully disclosed in the Company’s Form 10-K, Ceridian is obligated to pay to Ultimate Software a minimum of approximately $42.1 million, including $16.0 million received to date, over the minimum term of the Ceridian Agreement, which is expected to be 7 years (the “Minimum Term”). The effect of the change in revenue recognition for the Ceridian Agreement was to modify the date at which revenue recognition would begin—changing the onset of the revenue recognition process from February 5, 2002, which was the date the Company completed a successful transfer of technology to Ceridian, to the earlier of (i) the delivery of the UltiPro 6.0 release (also known as Evolution), or (ii) January 1, 2003. The change in the timing of revenue recognition applied to the Ceridian Agreement does not impact Ceridian’s payment obligations to the Company over the Minimum Term nor does it impact the nature of the underlying business transaction.

On August 28, 2002, Ultimate Software delivered the UltiPro 6.0 release to Ceridian. The early delivery of UltiPro 6.0 marked the commencement of recurring revenue recognition for the Ceridian transaction at the minimum rate of approximately $640,000 per month from that date through March 2008.

On February 5, 2002, Ultimate Software and Ceridian entered into an agreement which provided that if Ultimate Software were to deliver UltiPro 6.0 on or before August 30, 2002, Ceridian would pay Ultimate Software $500,000 for such advanced delivery (the “Evolution Bonus”). The Evolution Bonus, received in September 2002, was recorded as deferred revenue in the accompanying unaudited consolidated balance sheet. The Evolution Bonus is being recognized as subscription revenue (a component of recurring revenue) ratably over the remaining minimum term of the Ceridian Agreement and is included in the minimum rate of $640,000 per month through March 2008. The Company awarded substantially all of the Evolution Bonus to members of the Company’s development team as an incentive bonus for the early delivery of UltiPro 6.0 (the “Incentive Bonus”). The Incentive Bonus was expensed in the three months ended September 30, 2002 and is included with research and development expenses in the accompanying unaudited statements of operations.

The Company is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. Ultimate Software’s headquarters are located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (954) 331-7000. To date, the Company derives no revenue from customers outside of the United States and has no assets located outside of the United States.

Results of Operations

The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2002		2001		2002		2001
Revenues:
License	25.0%		23.4%		24.1%		28.9%
Recurring	34.0		28.8		33.4		23.7
Services	41.0		47.8		42.5		47.4

Total revenues	100.0		100.0		100.0		100.0

Cost of revenues:
License	2.4		2.0		2.2		2.0
Recurring	13.9		10.5		15.3		9.3
Services	29.2		37.1		33.8		33.1

Total cost of revenues	45.5		49.6		51.3		44.4

Operating expenses:
Sales and marketing	29.2		34.1		34.3		31.4
Research and development	32.3		18.0		34.5		20.1
General and administrative	14.5		30.8		12.4		16.3

Total operating expenses	76.0		82.9		81.2		67.8

Operating loss	(21.5)		(32.5)		(32.5)		(12.2)
Interest expense	(0.4)		(0.4)		(0.6)		(0.3)
Interest and other income	0.2		0.6		0.3		0.8

Net loss	(21.7	) %	(32.3	) %	(32.8	) %	(11.7)%

Revenues

The Company’s revenues are derived from three principal sources: software licenses (“license revenues”), recurring revenues and services revenues.

License revenues include revenues from software license agreements for the Company’s products, entered into between the Company and its customers in which the license fees are noncancellable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits that are included with deferred revenues in the condensed consolidated balance sheets.

Recurring revenues include maintenance revenues derived from maintaining, supporting and providing periodic updates for the Company’s software and, to a lesser extent, subscription revenues principally derived from per employee per month (“PEPM”) fees earned through the BSP sales channel and the Intersourcing Offering. Maintenance revenues are recognized ratably over the service period, generally one year. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. All of the Company’s customers that purchased software during 2002 and 2001 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as fees from the IBM Agreement and certain reimbursable out-of-pocket expenses. Service revenues are recognized as services are performed and delivered.

Total revenues, consisting of license, recurring and services revenues, increased 11.9% to $14.5 million for the three months ended September 30, 2002 from $13.0 million for the three months ended September 30, 2001. Total revenues decreased 12.8% to $38.7 million for the nine months ended September 30, 2002 from $44.4 million for the nine months ended September 30, 2001.

License revenues increased 19.5% to $3.6 million for the three months ended September 30, 2002 from $3.0 million for the three months ended September 30, 2001. License revenues decreased 27.3% to $9.3 million for the nine months ended September 30, 2002 from $12.8 million for the nine months ended September 30, 2001. The increase in license revenues for the three-month period is primarily a result of increased sales of UltiPro to existing clients using the Company’s DOS based product, UltiPro for Lan (“Dos Clients”). The decrease in license revenues for the nine-month period is primarily due to lower sales generated by the Company’s direct sales channel during the first half of 2002 which management believes is partly due to unfavorable economic conditions, which it believes contributed to delays in the spending decisions of prospective clients during the nine months ended September 30, 2002, partially offset by increased sales of UltiPro to Dos Clients. Ultimate Software introduced UltiPro for Lan in July 1993 as its first proprietary software product. The Company no longer markets this DOS-based product and expects to discontinue support for UltiPro for Lan by approximately January 31, 2003. The Company is actively marketing the UltiPro product to Dos Clients as part of a loyalty program designed to encourage these clients to purchase UltiPro before support for UltiPro for Lan is discontinued.

Recurring revenues increased 32.2% to $4.9 million for the three months ended September 30, 2002 from $3.7 million for the three months ended September 30, 2001. Recurring revenue increased 22.9% to $12.9 million for the nine months ended September 30, 2002 from $10.5 million for the nine months ended September 30, 2001. The increases in the both the three-month and nine-month periods were primarily due to the recognition of the Ceridian revenue beginning August 28, 2002 and an increase in maintenance revenue generated from incremental licenses sold in 2001 and during the nine months ended September 30, 2002.

Services revenues decreased 4.2% to $5.9 million for the three months ended September 30, 2002 from $6.2 million for the three months ended September 30, 2001. Services revenues decreased 21.8% to $16.5 million for the nine months ended September 30, 2002 from $21.1 million for the nine months ended September 30, 2001. The decrease in services revenues for the three-month period was principally due to the decrease in IBM hosting fee revenue resulting from the termination of the IBM Agreement as to the addition of new customers. Through its Intersourcing Offering, which was introduced in 2002, Ultimate Software now offers services to new customers similar to those previously offered by IBM. While the Company expects the Intersourcing Offering to be a significant component of future operations, there was no significant contribution made to the Company’s operations through the Intersourcing Offering for the three and nine months ended September 30, 2002. The decrease in the nine-month period was primarily due to lower implementation revenues resulting from less billable hours stemming from the combination of a decrease in the number of billable consultants in the first half of 2002 and a reduction in the utilization of billable consultants for the 3 months ended June 30, 2002. Additionally, the decrease in reimbursable out-of-pocket expenses and lower IBM hosting fee revenue contributed to the decrease in services revenues for the nine months ended September 30, 2002.

Cost of Revenues

Cost of revenues consists of the cost of license, recurring and services revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of periodic updates and the costs of subscription revenues, including amortization of capitalized software, in addition to the cost of the IBM hosting revenues. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs associated with revenues generated from the

IBM hosted model, costs related to sales of payroll-related forms and costs associated with reimbursable out-of-pocket expenses, discussed below.

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying unaudited condensed consolidated statements of operations, were $0.4 million and $0.3 million for the three months ended September 30, 2002 and 2001, respectively, and $1.0 million and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively. Prior to the adoption of EITF 01-14, the Company’s historical consolidated financial statements offset these amounts within cost of services revenues.

Total costs of revenues, consisting of license, recurring and services revenues increased 2.6% to $6.6 million for the three months ended September 30, 2002 from $6.4 million for the three months ended September 30, 2001. Total costs of revenues increased 0.9% to $19.9 million for the nine months ended September 30, 2002 from $19.7 million for the nine months ended September 2001.

Cost of license revenues increased 33.0% to $343,000 for the three months ended September 30, 2002 from $258,000 for the three months ended September 30, 2001 primarily due to an increase in the amortization of capitalized software in 2002. For the three months ended September 30, 2002, there were three months of capitalized software amortization versus two months of capitalized software amortization in the same period of 2001 which began in August 2001 when the related product was available for general release. Cost of license revenues decreased 3.1% to $867,000 for the nine months ended September 30, 2002 from $895,000 for the nine months ended September 30, 2001 primarily due to lower third party license fees resulting from decreased licensing activity, partially offset by an increase in the amortization of capitalized software in 2002. For the nine months ended September 30, 2002, there were nine months of capitalized software amortization versus two months in 2001. Cost of license revenues, as a percentage of license revenues, increased to 9.5% for the three months ended September 30, 2002 as compared to 8.5% for the three months ended September 30, 2001 and increased to 9.3% for the nine months ended September 30, 2002 from 7.0% for the nine-month period ended September 30, 2001. The increases in both the three-month and nine-month periods were primarily due to the combination of an increase in the amortization of capitalized software for UltiPro and, in the case of the nine-month period ended September 30, 2002, the absorption of these higher expenses in a decreased license revenues base. Cost of license revenues, as a percentage of license revenues, generally fluctuates from period to period principally due to the mix of sales of software products which generate third party license fees in each period and fluctuations in license revenues contrasted with fixed expenses such as the amortization of capitalized software.

Cost of recurring revenues increased 47.9% to $2.0 million for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001. Cost of recurring revenues increased 43.5% to $5.9 million for the nine months ended September 30, 2002 from $4.1 million for the nine months ended September 30, 2001. The increases in both the three-month and nine-month periods were primarily attributable to increased costs of maintenance revenues principally due to higher labor costs to support the Company’s larger customer base and an increase in costs of subscription revenues primarily from the amortization of capitalized software, which began in November 2001 when the related product was available for general release. Cost of recurring revenues, as a percentage of recurring revenues, increased to 40.9% for the three months ended September 30, 2002 as compared to 36.5% for the three months ended September 30, 2001 and increased to 46.0% for the nine months ended September 30, 2002 from 39.4% for the nine month period ended September 30, 2001. The increases in both the three-month and nine-month periods were primarily a result of the amortization of capitalized software.

Cost of services revenues decreased 11.9% to $4.2 million for the three months ended September 30, 2002 from $4.8 million for the three months ended September 30, 2001. Cost of services revenues decreased 10.8% to $13.1 million for the nine months ended September 30, 2002 from $14.7 million for the nine months ended September 30, 2001. The decreases in the three-month and nine-month periods were primarily due to lower labor and travel costs. Reduced reimbursable out-of-pocket expenses from services also contributed to the nine-month variance. Cost of services revenues, as a percentage of services revenues, for the three months ended September 30, 2002 decreased to 71.3% as compared to 77.5% for the three months ended September 30, 2001 and increased to 79.5% for the nine months ended September 30, 2002 from 69.7% from September 30, 2001. The decrease in the three-month period was primarily due to a reduction in travel expense. The increase in the nine-month period was primarily a result of the absorption of these expenses in a decreased services revenue base.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased 4.4% to $4.2 million for the three months ended September 30, 2002 from $4.4 million for the three months ended September 30, 2001 primarily due to lower advertising and marketing costs partially offset by higher sales commissions costs. Sales and marketing costs decreased 4.8% to $13.3 million for the nine months ended September 30, 2002 from $13.9 million for the nine months ended September 30, 2001 primarily due to lower sales commissions related to the decrease in license sales in the first half of 2002 and lower travel costs, partially offset by an increase in advertising and marketing costs. Sales and marketing expenses, as a percentage of total revenues, decreased to 29.2% as compared to 34.1% for the three months ended September 30, 2002 and 2001, respectively, and increased to 34.3% for the nine months ended September 30, 2002 from 31.4% for the nine months ended September 30, 2001. The decrease in the three-month period was primarily a result of the combination of lower expenses and a higher total revenue base. The increase in the nine-month period was due to the absorption of these expenses in a reduced revenue base for the nine-month period.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 100.7% to $4.7 million for the three months ended September 30, 2002 from $2.3 million for the three months ended September 30, 2001. Research and development expenses increased 49.5% to $13.3 million for the nine months ended September 30, 2002 from $8.9 million for the nine months ended September 30, 2001. The increases in research and development expenses for the three-month and nine-month periods were primarily attributable to the capitalization during the nine months ended September 30, 2001 of $3.8 million in costs, principally software development personnel costs, associated with the development of certain major products which were released in the second and third quarters of 2001. Such capitalized software costs are being amortized ratably to cost of license revenues and cost of recurring revenues, on a product-by-product straight-line basis over the estimated life (which is typically three years) following the general release of the underlying software products. There was no additional software capitalized during the three-month and nine-month periods ended September 30, 2002. The increase in research and development expenses was also due to a $0.5 million incentive bonus paid to members of the Company’s development team for the advanced delivery of UltiPro 6.0 (also known as Evolution) to Ceridian on August 28, 2002 (the “Incentive Bonus”). Research and development expenses, as a percentage of total revenues, increased to 32.3% for the three months ended September 30, 2002 as compared to 18.0% for the period ended September 30, 2001 and to 34.5% for the nine months ended September 30, 2002 from 20.1% for the nine months ended September 30, 2001 due to the absence of capitalized software costs in 2002 and the Incentive Bonus, partially offset for the three-month period ended September 30, 2002 by the absorption of these costs in an increased total revenue base.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses decreased 47.4% to $2.1 million for the three months ended September 30, 2002 from $4.0 million for the three months ended September 30, 2001. General and administrative expenses decreased 33.7% to $4.8 million for the nine months ended September 30, 2002 from $7.2 million for the nine months ended September 30, 2001. General and administrative expenses, as a percentage of total revenues, decreased to 14.5% for the three months ended September 30, 2002 as compared to 30.8% for the three months ended September 30, 2001 and decreased to 12.4% for the nine months ended September 30, 2002 from 16.3% for the nine months ended September 30, 2001. The decreases in general and administrative expenses were primarily due to a reduction in the provision for doubtful accounts and the settlement of a legal matter which occurred in 2001, partially offset by higher professional fees. The decrease of general and administrative expenses, as a percentage of total revenues during the nine-month period ended September 30, 2002 was partially offset by the absorption of these costs in a lower total revenue base.

Interest Expense

Interest expense totaling $60,000 for the three months ended September 30, 2002 was consistent with that of the three months ended September 30, 2001. Interest expense increased 42.6% to $211,000 for the nine months ended September 30, 2002 from $148,000 for the nine months ended September 30, 2001. The increase in interest expense for the nine-month period was primarily due to additional borrowings under the Credit Facility, defined below.

Interest and Other Income

Interest and other income decreased 68.3% to $26,000 for the three months ended September 30, 2002 from $82,000 for the three months ended September 30, 2001. Interest and other income decreased 66.0% to $115,000 for the nine months ended September 30, 2002 from $338,000 for the nine months ended September 30, 2001. The decreases in interest and other income for the three-month and nine-month periods were primarily due to the reduction of funds available for investment in 2002.

Income Taxes

No provision or benefit for federal, state or foreign income taxes was made for the three months or nine months ended September 30, 2002 or 2001 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2001, which expire at various times through the year 2021, are available to offset future taxable income. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Critical Accounting Policies and Estimates

Revenue Recognition

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

The Company licenses software under non-cancelable license agreements and provides services including maintenance, implementation, training and consulting services. In accordance with the provisions of The American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” license revenues are generally recognized when a non-cancelable license agreement has been signed, the product has been shipped, no significant vendor obligations remain and collection of the related receivable is considered probable.

For multiple-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on the fair value of the element, regardless of any separate prices stated within the contract for each element. Fair value is generally considered the price a customer would be required to pay if the element were to be sold separately. The Company applies the “residual method” as allowed under SOP 98-9, “Modifications of 97-2, Software Revenue Recognition With Respect to Certain Transactions” in accounting for any element of an arrangement that remains undelivered.

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

Service revenues include implementation revenues, training revenues and other revenues. Revenues for training and implementation consulting services are recognized as services are performed. The Company also generates revenues relating to the sale of payroll-related forms and the printing of Form W-2’s for certain customers (“other revenues”). Other revenues are recognized as the product is shipped or as the services are rendered.

The arrangement fees related to fixed-priced consulting contracts are recognized using the percentage of completion method. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete.

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), SOP 97-2 and SOP 98-9. Management believes the Company is currently in compliance with SOP 97-2, SOP 98-9 and SAB 101. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and issuance of new interpretations, once finalized, could lead to changes in the way revenue is recognized. They could also drive significant adjustments to the Company’s business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect the Company’s results of operations.

Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Software costs capitalized during 2001 totaled $4,621,000. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which are typically three years. Amortization of capitalized software was $458,000 and $154,000 for the three months ending September 30, 2002 and 2001, respectively and amortization of capitalized software was $1,369,000 and $318,000 for the nine months ended September 30, 2002 and 2001, respectively. Accumulated amortization of capitalized software was $2.5 million for the period ended September 30, 2002 and $1.1 million for the period ended December 31, 2001.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on accounts receivables.

A considerable amount of judgment is required when the realization of receivables is assessed, including assessing the probability of collection and current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Liquidity and Capital Expenditures

The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

As of September 30, 2002, the Company had $8.3 million in cash and cash equivalents, reflecting a net decrease of $0.2 million since December 31, 2001. The working capital deficit as of September 30, 2002 was $6.9 million as compared to working capital of $2.1 million as of December 31, 2001. The decrease in working capital resulted primarily from (i) the decrease in accounts receivable principally due to lower license sales and (ii) the increase in the short-term portion of deferred revenue related to $6.0 million received from Ceridian in February 2002, representing the prepayment of 2003 minimum guaranteed royalties under the Ceridian Agreement, partially offset by (iii) the decrease in accrued expenses primarily related to lower sales commissions and (iv) a total of $2.5 million of capital raised through private sales of the Company’s common stock, par value $0.01 (“Common Stock”) in June and July 2002, as discussed below.

Net cash provided by operating activities was $1.4 million for the nine months ended September 30, 2002 as compared to $9.2 million for the nine months ended September 30, 2001. The decrease in net cash provided by operating activities was primarily attributable to (i) a reduction in the amount received from Ceridian pursuant to the Ceridian Agreement—from $10.0 million received in March 2001 to $6.0 million received in February 2002 and (ii) funding the loss on operations in 2002, partially offset by (iii) increased collections from accounts receivable.

Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2002 as compared to $5.5 million for the nine months ended September 30, 2001. The decrease in net cash used in investing activities was primarily due to the absence of software capitalization in 2002, partially offset by increased purchases of computer equipment during 2002.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $1.7 million as compared to $2.4 million used in financing activities for the nine months ended September 30, 2001. The increase in net cash provided by financing activities was primarily due to the proceeds from the issuance of Common Stock, as discussed below, proceeds from borrowings under the Credit Facility, defined below, and by the reduction of common stock repurchases in 2002.

During the second quarter of 2002, the Company raised $2.0 million of capital through the private sale of 500,000 shares of the Company’s Common Stock and a warrant to purchase 50,000 shares of Common Stock at $4 per share to a shareholder of the Company. During July 2002, the Company raised an additional $0.5 million of capital through the private sale of 125,000 shares of the Company’s Common Stock and a warrant to purchase 12,500 shares of Common Stock at $4 per share. As the Company’s revenue mix shifts from license revenue to recurring revenue, particularly through the Intersourcing Offering, and cash inflow consequently shifts from relatively large, one-time upfront payments to recurring monthly payments, the Company may seek to raise additional funds through the sale of additional shares of Common Stock or other securities.

The capital raised in July 2002 included the sale of 100,000 shares of Common Stock and a warrant to purchase 10,000 shares of Common Stock at $4 per share to an irrevocable trust established by a member of the Company’s Board of Directors (the “Director”). The Director has informed the Company that he has no voting or investment power or other controlling interest in this irrevocable trust.

The Company has a revolving line of credit (the “Credit Facility”) with Silicon Valley Bank, which is secured by all of the Company’s assets, including a negative pledge on intellectual property, and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability). The Credit Facility provides working capital financing for up to 75% of the Company’s eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases, and stand-by letters of credit for up to $0.5 million. The maximum amount available under the Credit Facility is $5.0 million. The Credit Facility expires on November 28, 2003. As of September 30, 2002, the Company had $0.9 million outstanding under the eligible equipment purchases portion of the Credit Facility, with an aggregate of $4.1 million available under the Credit Facility. Under the terms of the Credit Facility, no dividends may be paid on the Company’s Common Stock without the consent of Silicon Valley Bank.

The Company believes that cash and cash equivalents, cash generated from operations and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, improvements in gross margins, controlled operating expenses and collections of accounts receivable. However, as discussed above, the Company may seek to raise additional funds during such period through the sale of additional shares of Common Stock or other securities. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

Quarterly Fluctuations

The Company’s quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company’s operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company’s customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for the Company’s products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that the Company will be able to establish or, when established, maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

Forward-Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as those discussed in the Company’s Form 10-K, including Exhibit 99.1 thereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rates. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company’s market risks.

Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, which expires on November 28, 2003, is based on Prime Rate plus 1.0% per annum. As of September 30, 2002, $0.9 million was outstanding under the Credit Facility and the interest rate was 5.75% per annum. Changes in interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on current and future borrowings under the Credit Facility.

ITEM 4.     Disclosure Control and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION

ITEM 1.     Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, the Company believes could reasonably be expected to have a material adverse effect on the Company’s business, consolidated operating results and consolidated financial position.

ITEM 2.     Changes in Securities and Use of Proceeds

On July 14, 2002, the Company issued 100,000 shares of Common Stock and a warrant to purchase 10,000 shares of Common Stock to an irrevocable trust established by a member of the Company’s Board of Directors (the “Director”) for an aggregate consideration of $400,000 for the Common Stock and warrant. The Director has informed the Company that he has no voting or investment power or other controlling interest in this irrevocable trust. In addition, on July 14, 2002, the Company issued 25,000 shares of Common Stock and a warrant to purchase 2,500 shares of Common Stock to a shareholder for an aggregate consideration of $100,000 for the Common Stock and warrant. Both of the warrants are fully vested and may be exercised in whole or in part at any time prior to their expiration at an exercise price of $4.00 per share. The warrants expire on July 14, 2006. The exercise price and number of shares subject to the warrants may be adjusted under certain circumstances, including upon a merger, consolidation, reorganization or recapitalization of the Company and upon a dividend, split or combination of the Common Stock. The Company issued the Common Stock and warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended, in transactions not involving a public offering.

On October 22, 2002, the Board of Directors of the Company voted to exempt Michael Feinberg from the definition of an Acquiring Person pursuant to the Rights Agreement, dated as of October 22, 1998, between the Company and Bank of Boston N.A. as Rights Agent (the “Rights Agreement”) provided Mr. Feinberg does not acquire a number of shares of Common Stock of the Company which, when combined with the shares he currently owns, exceeds 19.9% of the shares of the Company’s Common Stock outstanding. Mr. Feinberg reported in a Form 4 dated September 13, 2002 that he beneficially owns an aggregate of 2,354,539 shares of Common Stock, which represents approximately 14.1% of the Company’s Common Stock outstanding as of the date hereof.

ITEM 3.     Defaults upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

ITEM 5.     Other Information

On November 8, 2002, the Company issued a press release regretfully announcing the death of Dr. Alan Goldstein, the Company’s Executive Vice President of Development and a Director. A copy of the press release is filed herewith as Exhibit 99.3 and is incorporated by reference herein.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Press release dated November 8, 2002 concerning the death of Dr. Alan Goldstein

(b)    Reports on Form 8-K

On August 1, 2002, the Company filed a Current Report on Form 8-K with the SEC reporting that it raised capital during the second quarter of 2002 and in July 2002 through the private sales of a total of 625,000 shares of the Company’s Common Stock, and warrants to purchase a total of 62,500 shares of Common Stock at $4 per share.

On October 25, 2002, the Company filed a Current Report on Form 8-K with the SEC reporting (i) the appointment of Rick Wilber to the Company’s Board of Directors and (ii) that the Board of Directors of the Company voted to exempt Michael Feinberg from the definition of an Acquiring Person under the Company’s Rights Agreement provided Mr. Feinberg does not acquire a number of shares of Common Stock of the Company which, when combined with the shares he currently owns, exceeds 19.9% of the shares of the Company’s Common Stock outstanding.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date: November 14, 2002	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Scott Scherr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Ultimate Software Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Scott Scherr
Scott Scherr Chief Executive Officer

CERTIFICATIONS

I, Mitchell K. Dauerman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Ultimate Software Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mitchell K. Dauerman
Mitchell K. Dauerman Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Index	Exhibit Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Press release dated November 8, 2002 concerning the death of Dr. Alan Goldstein