Form 10-K
period 2002-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2003-03-31
CIK 1016125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-24347

The Ultimate Software Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	65-0694077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Ultimate Way, Weston, FL (Address of principal executive offices)	33326 (Zip Code)

Registrant’s telephone number, including area code:

(954) 331-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:

Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the Nasdaq National Market on March 14, 2003 was approximately $63.6 million.

      As of March 14, 2003, there were 17,331,268 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE ULTIMATE SOFTWARE GROUP, INC.

PART I

      This Annual Report on Form 10-K (the “Form 10-K”) of The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to, those discussed in this Form 10-K, including Exhibit 99.1 hereto. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      UltiPro® and Intersourcing® and their related designs are registered trademarks of Ultimate Software in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate Software.

Item 1.     Business

Overview

      Ultimate Software designs, markets, implements and supports technologically advanced payroll and workforce management solutions. The Company’s mission is to become the premier infrastructure provider of Internet payroll and workforce management solutions.

      Ultimate Software’s UltiPro Workforce Management (“UltiPro”) is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s human resources (“HR”) and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer’s gateway for its workforce to access company-related and personal information. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities efficiently.

      UltiPro Workforce Management is marketed both through the Company’s direct sales team as well as through alliances with business service providers (BSPs) that market co-branded UltiPro to their customer bases. Ultimate Software’s direct sales team focuses on companies with more than 500 employees and sells both on a license (typically in-house) and service basis (typically hosted and priced on a per-employee-per-month basis). The Company’s BSP alliances focus primarily on companies with under 500 employees and typically sell an Internet solution priced on a monthly/service basis, sharing revenue with Ultimate Software.

      UltiPro leverages the Microsoft technology platform, which is recognized in the industry as a cost-effective, reliable and scalable platform for mid-sized organizations. As part of its comprehensive payroll and workforce management solutions, Ultimate Software provides implementation and training services to its customers as well as support services, which have been certified by the Support Center Practices Certification program for four consecutive years.

      The Company’s direct sales force markets UltiPro as an in-house payroll and workforce management solution and alternatively as a hosted offering branded “Intersourcing.” Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model introduced in 2002, the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a BellSouth data center.

      During 2001, Ultimate Software and Ceridian Corporation (“Ceridian”) reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian intends to market primarily to businesses with under 500 employees. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $16.5 million under the agreement. The parties expect the minimum term of the agreement to be 7 years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of this agreement.

      The Company is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. Ultimate Software’s headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (954) 331-7000. To date, the Company has derived no revenue from customers outside of the United States and has no assets located outside of the United States.

Features of UltiPro

      Ultimate Software’s UltiPro is a payroll and workforce management solution designed to offer the following features to its customers:

      Web Workforce Portal. UltiPro includes a Web workforce portal that serves as a company’s communications hub and the central gateway for business activities. It provides functionality for everyone in the customer’s organization, not just human resources/ payroll and finance departments, but also executives, staff managers and individual employees. With UltiPro’s workforce portal, a company’s HR/payroll staff, managers and administrators can complete daily employee administration tasks, administer benefits, manage staff and access reporting in real-time, from one central location. Managers and executives can access commonly requested reports and analyze workforce statistics and trends on-demand. Employees can access pay and benefits information, get questions answered and complete routine updates instantly. The Company believes that UltiPro’s workforce portal can increase administrative efficiencies by providing reporting, staff management processes and business intelligence to management over the Internet and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms and paychecks.

      Feature-Rich, Built-in Functionality. UltiPro includes human resources, payroll, and benefits management, comprehensive reporting (more than 400 standard and customizable reports delivered, including government compliance reporting and strategic analytics), a workforce portal with Web-based employee and manager self-service, Web-based benefits enrollment, Web employee administration (including workflow), recruitment and training management. Based upon the amount of built-in and integrated functionality, the Company believes that UltiPro minimizes the need for extensive customizations or changes to source code, facilitates streamlined management of the total employment cycle, and enables organizations to minimize the time invested in burdensome HR/payroll administrative activities.

      Implementation and System Update Efficiency. Ultimate Software offers a solution that has been designed to minimize the time and effort required for implementation, customization and updating. UltiPro delivers an extensive amount of functionality “out-of-the-box” so that minimal customizations are required by the customer. The Company also provides an implementation methodology, experienced implementation staff and customer training to facilitate rapid implementation. Ultimate Software continues to refine and improve its implementation process to allow customers to implement more quickly. To facilitate customizations and fast system upgrades, the Company has designed UltiPro so that when users load system updates, they do not overwrite their customizations because the system stores custom changes as sub-classed objects or data that reside “outside” the core program, thus avoiding the time-consuming process of rewriting custom changes.

      Reduced Total Cost of Ownership. The Company believes that the UltiPro solution provides cost saving opportunities for its customers and that UltiPro, whether purchased as a license or as a service through Intersourcing, is competitively priced. In addition, the Company believes that its current practices in implementing the UltiPro solution result in a cost savings for customers when compared with implementations of other similar solutions in the industry. A customer may also reduce the administrative and information technology support costs associated with the organization’s human resources, benefits and payroll functions over time. Tight integration helps to reduce administrative costs by facilitating accurate information processing and reporting, and reducing discrepancies, errors and the need for time-consuming adjustments. In addition, administrative costs can be reduced by providing an organization with greater access to information and control over reporting.

      Leveraging of Leading Technologies. Ultimate Software has consistently focused on identifying leading technologies and integrating them into its products. UltiPro Workforce Management is a three-tier solution that leverages Microsoft’s technical architecture as well as XML to increase design efficiencies within the system and particularly for workflow capabilities. With UltiPro version 6.0, released in 2002, Ultimate Software introduced a new technology architecture for UltiPro to enable advanced Web Services capabilities. Ultimate Software’s Distributed Process Management platform leverages leading technologies such as Microsoft’s Component Object Model (COM), Microsoft Message Queuing (MSMQ), eXtensible Markup Language (XML), Simple Object Access Protocol (SOAP) and Web Services Definition Language (WSDL) to create a distributed processing framework that is Internet-enabled. This allows customers to initiate commonly requested services such as running a report from the Web. These requests are automatically routed to a separate process application server to ensure efficient processing and load balancing. UltiPro’s XML Web Services feature set allows customers to scale as they grow and take advantage of additional Web Services as needed. In addition, UltiPro includes a suite of enterprise integration tools, business components and business-to-business links. These tools are designed to take advantage of emerging Internet-based technology standards such as XML, HTTP and Java scripting.

      Ease of Use and Navigation. Ultimate Software designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the payroll and workforce management areas. UltiPro uses familiar Internet interface techniques and functions through a Web browser, making it convenient and easy to use. A customer’s executives, managers, administrators and employees have Web access to manage payroll and employee functions, run reports or find answers to routine questions through an intuitive user interface. The Company refers to this easy navigation as “Two clicks to anywhere.”

      Comprehensive Professional Services and Industry-Specific Expertise. Ultimate Software believes it provides high quality implementation, training and ongoing product and customer support services. Ultimate Software employs 170 people in customer services, which includes the implementation, product support, technical support and training departments. In November 2002, Ultimate Software’s customer support center received the Support Center Practices (“SCP”) Certification for the fourth consecutive year. The SCP program was created by the Service & Support Professionals Association (SSPA) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate Software employs a dedicated research team to track jurisdictional tax changes to the more than 12,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

Technology

      Ultimate Software seeks to provide its clients with optimum performance, advanced functionality and ease of scalability and access to information through the use of leading Internet standard technologies. The UltiPro Workforce Management solution was designed to leverage cutting-edge technologies such as XML and Web Services that use open standards to provide customers with a cost-effective platform for performing critical business functions rapidly over the Web and allowing different systems to communicate with one another. The use of Microsoft technology helps the Company to deliver what it believes to be a highly deployable and manageable payroll and workforce management solution that includes the following key technological features:

      Web-Based Technologies and Internet Integration. Ultimate Software supports emerging Web technologies and Internet/extranet connectivity to increase access to and usability of its applications. UltiPro is a Web solution with a backoffice component for handling such functions as payroll processing, company and system setup, and security. One of the highlights of UltiPro’s technology is the Company’s Distributed Process Management (“DPM”) framework of XML Web Services, a framework that enables business functions to be performed over the Web, and allows different enterprise systems to talk to one another over the Internet. UltiPro’s DPM was designed to automate and distribute HR and payroll processes, for example, entering group time or generating reports, across multiple servers to reduce the amount of time and manual work required. The DPM framework leverages Microsoft’s Component Object Model (COM), eXtensible Markup Language (XML), Simple Object Access Protocol (SOAP), Web Services Definition Language (WSDL) and Microsoft Message Queuing (MSMQ) to improve system speed and performance. The Company believes that the DPM framework makes UltiPro highly scalable to accommodate a high volume of processing requests cost-effectively, particularly for companies that run hundreds or even thousands of payrolls.

      Application Framework. Ultimate Software has designed certain aspects of its system using a multi-tiered architecture in order to enhance the system’s speed, flexibility, scalability and maintainability. When an application’s logic resides only on a client workstation, a user’s ability to process high volume data transactions is limited. When the logic resides only on a server, the user’s interactive capabilities are reduced. To overcome such limitations, Ultimate Software built more separation into the application design to increase the extensibility, scalability and maintainability of the application. The UltiPro Workforce Management application consists of several core components in a layered architecture that leverages Microsoft technology. UltiPro’s multi-layered architecture, including an Operating System Layer, Business Logic Layer, Presentation Layer and User Interface Layer, makes it easier to update and maintain UltiPro, as well as integrate UltiPro with other enterprise systems. The Company believes that UltiPro’s application framework provides a highly extensible set of services that can scale depending on the customer’s business size. In addition, UltiPro was built using a data-driven, object-oriented application framework that enhances the development and usability of the solution. Object-oriented programming features code reusability and visual form/object inheritance, which decrease the time and cost of developing and fully implementing a new system. With object-oriented programming, system updates do not overwrite prior customizations to the system because custom changes are sub-classed objects that reside “outside” the core program.

      Business Intelligence Tools. In addition to an extensive library of standard reports that offer flexibility and ease of use, the Company extends what users can do with employee data by embedding business intelligence tools from Cognos Corporation, a third-party provider (“Cognos”). In addition to offering sophisticated data query and report authoring, these tools enable users to apply online analytical processing (“OLAP”) to multidimensional data cubes, allowing users to explore data on employees graphically and statistically from diverse angles. Ultimate Software maintains a link between Cognos’ report catalog and UltiPro’s data dictionary, eliminating the necessity for users to create and maintain ad hoc reporting catalogs. A Cognos Web Package is delivered to UltiPro customers to allow users to access reports and conduct data queries from a Web browser.

Ultimate Software Solutions

      Ultimate Software’s core solution for mid-sized enterprise customers, those with 500 to 15,000 employees, is UltiPro Workforce Management. Ultimate Software also offers the “Powered by UltiPro” BSP Solution (the “BSP Solution”) with Internet Payroll to business services providers that have relationships with smaller organizations, those with fewer than 500 employees.

UltiPro Workforce Management (“UltiPro”)

      UltiPro Workforce Management is designed to provide customers the functionality they need to manage every aspect of the employee life cycle in one place, whether their processes are centralized at headquarters or managed by multiple divisions or branch offices. Though UltiPro was designed for mid-sized enterprises, the solution can scale to accommodate larger numbers of employees. UltiPro’s HR and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer’s gateway for its workforce to access company-related activities. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities more efficiently.

      UltiPro Workforce includes, but is not limited to, the following functionality:

      UltiPro’s Workforce Portal. UltiPro’s workforce portal can act as the gateway to business activities for a customer’s administrators, HR/payroll staff and management team. Ultimate Software believes that UltiPro’s workforce portal allows customers to improve service to their employees through better communications and save time because managers can complete common employee administrative tasks, administer benefits, manage staff and access reporting in real-time, from one central location.

      eEmployee Self-Service. UltiPro eEmployee Self-Service gives a customer’s workforce immediate security-protected access to view paycheck details, benefits summaries, frequently used forms and company information; update personal information such as address, phone number, emergency contacts and skills; change preferences such as direct deposit accounts and benefits selections; make routine requests such as asking for vacation time; and enroll in training.

      eManagement. As authorized, managers have self-service access to staff information such as salary, key dates and emergency contacts, with reporting and analysis tools to facilitate decision-making. A customer’s managers can view and update staff information, manage department activities, post job openings or leverage recruiting and hiring tools.

      eAdministration. UltiPro’s eAdministration includes eWork Events, eStandard Reporting, and eSystem Administration. eWork Events enables users to authorize HR/payroll staff, managers or supervisors to make updates on the Web through more than 100 pre-defined workflow processes to expedite business activities such as hiring an employee or inputting a salary increase. eStandard Reporting allows authorized managers or HR/payroll staff to run approximately 100 standard UltiPro reports, including upcoming performance reviews, headcount reports, average salary reports, government compliance reports, general ledger reporting, and other point-in-time HR/payroll reports from the Web without requiring the time of central HR/payroll or IT staff. eSystem Administration was designed for the non-technical user to administer UltiPro’s roles-based security, built-in workflow and system business rules, as well as enable system administrators to post company communications, link to external Web sites from the UltiPro portal, and, through UltiPro’s ePalette feature, select the colors of UltiPro’s Web pages to match the customer’s own company image.

      eHuman Resources. UltiPro tracks HR-related information including employment history, performance, job and salary information, career development, and health and wellness programs. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting, including COBRA compliance; HIPAA certificates; OSHA and workers’ compensation; FMLA tracking; and EEO compliance. UltiPro also ensures compliance with SSA and HIPAA confidentiality legislation for protecting sensitive data such as employee social security numbers. eHuman Resources includes benefits administration, recruitment and staffing tools, compensation management and training management functionality.

      ePayroll Processing. UltiPro’s payroll engine handles hundreds of payroll-related computations intended to minimize the customer’s need for side calculations or additional programming. For example, UltiPro delivers complex wage calculations such as average pay rates for overtime calculations, shift premiums, garnishments and levy calculations. With ePayroll Processing, a company’s central payroll department, remote offices or multiple divisions can process payroll on the Web in several steps. ePayroll Processing includes eTime Entry to allow customers’ supervisors or managers at branch offices to input and submit time for their team through the Web.

      UltiPro Business Intelligence. Ultimate Software believes that, with UltiPro Business Intelligence, customers are able to provide their managers and executives with Web access to workforce-related reports, workforce analytics and point-in-time reporting, without installing reporting software on users’ PCs or writing custom reports. With UltiPro Business Intelligence, users can run and print pre-formatted reports for the executive team or run instant queries on the Web for answers to routine questions. UltiPro Business Intelligence also delivers workforce analytics to enable managers to evaluate workforce trends strategically on topics such as compensation, turnover and overtime.

      eTraining Enrollment. With eTraining Enrollment, employees can view course schedules and descriptions and register online. Managers can also approve staff training requests from the Web.

      eBenefits Enrollment. With eBenefits Enrollment, customers’ employees can review their benefit choices and make selections on the Web. Benefits administrators can set up enrollment sessions from the Web and use tools to monitor enrollment progress. eBenefits Enrollment also walks employees through all of the benefit and personal information changes necessary as a result of a life event such as getting married, having a baby or moving.

      eRecruitment. UltiPro eRecruitment automates, tracks and manages the hiring and recruiting process to help reduce overall “cost per hire” and “time to hire.” With UltiPro eRecruitment, users can post openings to job sites they subscribe to, track applications and hire candidates from within UltiPro’s workforce portal.

      eCo-Branding. For organizations that want to co-brand UltiPro for the purpose of delivering services to a customer base, UltiPro offers eCo-Branding as an extra-cost option. eCo-Branding provides Web access to important personal information for customers’ employees, including the ability to view current paycheck and direct deposit details, paycheck history and benefits details. Customers can display their own company logo with the “Powered by UltiPro” logo to their user base to strengthen their brand.

      Position Management. UltiPro Position Management helps customers manage their resource budget, measure trends and forecast future needs. Users can manage by full-time equivalents and dollars, and evaluate budgeted versus actual numbers. Authorized users can check the status of fund allocations, available open positions and staffing requirements. Because HR and payroll are integrated, reporting on position information for budgeted and actual does not require multiple spreadsheets.

      UltiPro Wireless. Ultimate Software recognizes the mobile workforce today and is delivering a wireless application geared for today’s mobile employees, managers, administrators and executives. UltiPro Wireless provides employees with access to their paycheck details and company directory via a wireless device. Managers can elect to receive wireless notifications for workflow events requiring their approval (such as an employee vacation request).

      Other Key Features. UltiPro also includes Tax Management to deliver Federal, state and local tax updates automatically every quarter as part of the core solution; Enterprise Integration Tools that provide the ability to interface with third-party applications and providers such as general ledger, tax filing services, time clocks, banks, 401(k) and benefit providers, check printing services and unemployment management services; and Distributed Process Management XML Web Services that batch and distribute HRMS/payroll processes across multiple servers to increase efficiency, reduce the time required to ensure processes are completed, and allow them to be initiated over the Web.

“Powered by UltiPro” BSP Solution (the “BSP Solution”)

      “Powered by UltiPro” BSP Solution is designed for and primarily marketed to business service providers that have relationships with smaller organizations, those with fewer than 500 employees. The

BSP Solution, released in December 2000, enables business service providers to deliver Web-based workforce management and payroll services to their customers and Web-access for their customers’ employees to view their paycheck and basic benefits information. Business service providers have the opportunity to co-brand UltiPro and to price their offerings on a per-employee-per-month or other monthly basis.

      The BSP Solution has been packaged to be easy to use and convenient for smaller companies. The BSP Solution leverages select functionality from UltiPro Workforce Management, and has a specially designed Web browser interface for payroll administrators to sign up their businesses for the service, enter employee hours worked and submit payroll. If there are no changes to employees’ standard paycheck information, submitting a payroll can be done in less than a minute by clicking an icon. With changes, the process can take several minutes. The initial process of registering for Web payroll services takes less than an hour if the administrator has all the appropriate data available for entry. To ensure the process is rapid and easy for registrants, there is a checklist online with what they need before beginning the signup process. Through a secure, password-protected login, employees can view their current paycheck and direct deposit details, paycheck history, and benefits details such as medical, dental and 401(k) deductions.

Intersourcing Offering

      In 2002, the Company introduced hosting services through which the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a BellSouth data center. Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing offering, discussed below, and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis. Hosting services, available in a shared or dedicated environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications and are priced on a per-employee-per-month basis. In a shared environment, commonly used for Intersourcing, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data center. In a dedicated environment, servers are dedicated to specific customers that purchase this particular service. The majority of hosting arrangements are provided through a shared environment.

      Intersourcing is the hosted offering designed to provide an appealing pricing structure to customers who prefer to minimize the initial cash outlay associated with typical capital expenditures. Intersourcing customers purchase the right to use UltiPro on an ongoing basis for a specific term in a shared hosted environment. The pricing for Intersourcing, including both the hosting element as well as the right to use UltiPro, is on a per-employee-per-month basis. The Company’s direct sales force markets UltiPro as an in-house payroll and workforce management solution and alternatively as a hosted offering through Intersourcing. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits.

Customer Services

      Ultimate Software believes that delivering quality customer services provides the Company with a significant opportunity to differentiate itself in the marketplace and is critical to the comprehensive solution. Ultimate Software provides its customers services in two broad categories: (i) professional services which includes implementation, customer relationship management, and educational services and (ii) customer support services and maintenance.

      Professional Services. Ultimate Software’s professional services include implementation, customer relationship management and educational services. Ultimate Software believes that its implementation services are differentiated from those of other vendors by speed, predictability and completeness. The Company believes that its successful record with rapid implementations is due to its standardized methodology, long-tenured consultants, the large amount of delivered product functionality, and comprehensive conversion and integration tools.

      Ultimate Software has an experienced team of system and functional consultants that are dedicated to assisting customers with rapid implementations. In addition, Ultimate Software provides its customers with the opportunity to participate in formal training programs conducted by its education services team. Training programs are designed to increase customers’ ability to use the full functionality of the product, thereby maximizing the value of customers’ investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, customizing the system and creating custom reports. The Company maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; and at its headquarters in Weston, Florida. In addition to offering classes at these facilities, the Company conducts Web-based training and on-site training at customer facilities. After customers have implemented UltiPro and been turned over to the Company’s customer support and maintenance program, professional services assigns a customer relationship manager to the account to assist customers on an ongoing basis with special projects, including enhancing their existing systems, managing upgrades and writing custom reports. These services, like all of the Company’s professional services, are typically billed on a time and materials basis.

      Customer Support and Maintenance. Ultimate Software offers comprehensive technical support and maintenance services, which have historically been purchased by all of its customers. Ultimate Software’s customer support center was awarded the Support Center Practices Certification sponsored by the Service Strategies Corporation (SSC) for the fourth consecutive year in 2002. This certification recognizes companies that “deliver exceptional service and support to their customers.” Ultimate Software’s customer support services include: software updates that reflect tax and other legislative changes; telephone support 24 hours a day, 7 days a week; unlimited access to the Company’s employee tax center on the World Wide Web; seminars on year-end closing procedures; and periodic newswires. In addition, the Company’s customer support services team maintains a support Web site for its customers and individual representatives attend user-organized user group meetings on a routine basis throughout the United States.

Customers

      As of December 31, 2002, the Company had licensed its software to approximately 900 customers, representing approximately 2,000 companies and servicing approximately 1.4 million employees. Ultimate Software’s customers operate in a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and services. No customer accounted for more than 10% of total revenues in 2002 or 2001. The following is a representative list of the Company’s customers as of December 31, 2002 and is not intended to portray a complete list of the Company’s customers.

Manufacturing:	Food Services & Hospitality:	Sports:

Elizabeth Arden, Inc.
Hatteras Yachts, Inc.
Intermatic, Inc.
Jeld-Wen
Lifetime Products, Inc.
Oil States Industries, Inc.
Styline Industries, Inc.
Spang & Company
Tredegar Corporation
Volvo IT North America, Inc.
Williams International
Woodgrain Millwork, Inc.

Retail:
Gamestop
Factory Card Outlet
The Container Store
The Deb Shops
The Paradies Shops

Transportation & Communications:
Allen Samuels Enterprises, Inc.
Bill Heard Enterprises, Inc.
Metropolitan Nashville Airport Authority
Sewell Companies
Universal Weather & Aviation,
Inc.	Benihana Inc.
Consolidated Restaurants, Inc.
Chiquita Brands International,
  Inc.
Hooters of America, Inc.
Houlihan Restaurants, Inc.
Omni Hotels
Premium Standard Farms
Paramount Citrus Association
Ruth’s Chris Steak House
Souper Salad
The Portillo Restaurant Group

Finance/Insurance/Real Estate:
Credit Lyonnais
Goldbelt, Incorporated
Sky Financial Group, Inc.
Stephens Inc.
Trammell Crow Residential
Whitney National Bank

Healthcare:
Baptist Health Systems
Emergency Physicians Medical
  Group, PC
Sarah A. Reed Retirement
  Center
Scottsdale Healthcare
University of Louisville Hospital
VCU Health System
Wenatchee Valley Medical
Center	Arizona Diamondbacks
Chicago White Sox
Colorado Rockies Baseball Club
Florida Marlins Baseball Club
Florida Panthers
Montreal Expos
New York Giants
New York Jets Football Club
New York Yankees
Pro Player Stadium
Texas Rangers Baseball
The Philadelphia Phillies
The Phoenix Suns

Technology:
Affiliated Computer Services,
  Inc.
Ingram Entertainment, Inc.
Toshiba America Medical Systems, Inc.
Nikon Precision
Nintendo of America, Inc.

Services and Other:
Community Coordinated Care
  For Children, Inc.
La Petite Academy, Inc.
Milton Hershey Schools
Mount St. Mary’s College
Rush Enterprises, Inc.
Tohono O’Odham Gaming
  Authority
Winter Park Recreational Assoc.

Sales and Marketing

      Ultimate Software markets and sells its products and services through its direct sales force, marketing group, and a network of business service provider alliances.

      Direct Sales. Ultimate Software’s direct sales force includes business development vice presidents, directors and managers who have defined territories. The sales cycle begins with a sales lead generated through a national, corporate marketing campaign or a territory-based activity. In one or more on-site visits, sales managers work with application and technical consultants to analyze prospective client needs, demonstrate the Company’s product and, when required, respond to RFPs (Requests for Proposals). The sale is finalized after clients complete their internal sign-off procedures and terms of the contract are negotiated and signed.

      With a license sale, the terms of the Company’s sales contract typically include a license agreement for the product, an annual maintenance agreement, per-day training rates and hourly charges for implementation services. Typical payment terms include a deposit at the time the contract is signed and additional payments upon the occurrence of other specified events such as the implementation of the software and/or specific payment dates designated in the contract. Payment for implementation and training services under the contract is typically made as such services are provided. A service sale is a hosting, or Intersourcing, agreement that typically requires, but is not limited to, a per-employee-per-month fee, setup fees and hourly charges for implementation.

      Business Service Provider (BSP) Network. In April 2000, the Company announced a new co-branding alliance strategy that enables BSPs to co-brand and market UltiPro and/or the BSP Solution primarily to businesses with under 500 employees. The goal of the program is to extend the Company’s market penetration to include smaller businesses and build a recurring revenue stream to supplement its standard license revenue by participating in per-employee-per-month pricing. BSPs that are active in this program include, among others, Advantius, Inc. and Ceridian Corporation.

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

Intellectual Property Rights

      The Company’s success is dependent in part on its ability to protect its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying or use, which could materially adversely affect the Company’s business, operating results and financial condition.

      Despite the Company’s efforts to protect its proprietary rights, attempts may be made to copy or reverse engineer aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Moreover, there can be no assurance that others will not develop products that perform comparably to the Company’s proprietary products. Policing the unauthorized use of the Company’s products is difficult. Litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect the Company’s trademarks, copyrights or trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, operating results and financial condition.

      As is common in the software industry, the Company from time to time may become aware of third party claims of infringement by the Company’s products of third-party proprietary rights. While the Company is not currently subject to any such claim, the Company’s software products may increasingly be subject to such claims as the number of products and competitors in the Company’s industry segments grows and the functionality of products overlaps and as the issuance of software patents becomes increasingly common. Any such claim, with or without merit, could result in significant litigation costs and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company’s business, operating results and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable by the Company or at all.

Competition

      The market for the Company’s products is highly competitive. The Company’s products compete primarily on the basis of technology, delivered functionality and price/performance.

      Ultimate Software’s competitors include (i) large service bureaus, primarily ADP and to a lesser extent Ceridian Corporation; (ii) a number of companies, such as Lawson Software, Inc., Oracle Corporation, PeopleSoft, Inc. and SAP, which offer human resource management and payroll (“HRMS/payroll”) software products for use on mainframes, client/server environments and/or Web servers; and (iii) the internal payroll/human resources departments of potential customers which use custom-written software. Many of the Company’s competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s prospective customers.

Product Liability

      Software products such as those offered by the Company frequently contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company’s products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company’s customers may deploy these products. Despite extensive testing, the Company from time to time has discovered defects or errors in products. There can be no assurance that such defects, errors or difficulties will not cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with the Company’s products or result in claims by customers against the Company. In addition, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company’s business, operating results and financial condition.

Employees

      As of December 31, 2002, the Company employed 415 persons, including 67 in sales and marketing, 112 in professional services, 131 in research and development, 58 in customer support and 45 in finance and administration. The Company believes that its relations with employees are good. However, competition for qualified personnel in the Company’s industry is generally intense and the management of the Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

Available Information

      The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our Internet website at www.ultimatesoftware.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Information contained on Ultimate Software’s website is not part of this report.

Item 2.     Properties

      Ultimate Software’s corporate headquarters, including its principal administrative, marketing, engineering and support operations, are located in Weston, Florida. Commencing in July 1999, the Company leased all the available square footage in this facility, or approximately 40,000 square feet, under lease expiring in 2017. Commencing in November 2002, the Company leased all the available square footage of a new adjacent building that serves as an extension of the Company’s corporate headquarters, approximately 21,000 square feet, under a lease expiring in 2017. In addition, the Company presently leases office space for its sales operations in Albany, New York; Columbia, Maryland; Dallas, Texas; Millburn, New Jersey; Nashville, Tennessee; Ridgeland, Mississippi; Seal Beach, California; and Schaumburg, Illinois. Sales operations in other locations are not supported by leased office space. The Company believes that its existing facilities are suitable and adequate for its current operations for the next 12 months. The Company further believes that suitable space will be available as needed to accommodate any expansion of its operations on commercially reasonable terms.

Item 3.	Legal Proceedings

      From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company’s operating results or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The following table sets forth, for the periods indicated, the high closing and low closing sales prices of the Company’s Common Stock, as quoted on the Nasdaq National Market.

	2002		2001

	High	Low	High	Low

First Quarter	$4.880	$3.300	$5.438	$3.000
Second Quarter	4.560	2.220	6.030	3.525
Third Quarter	3.620	2.050	5.040	3.150
Fourth Quarter	4.200	2.470	4.000	2.370

      As of March 20, 2003, the Company had approximately 150 holders of record, representing approximately 2,300 stockholder accounts.

      The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The payment of dividends in the future, if any, will be at the discretion of the Board of Directors. Under the terms of the Company’s revolving line of credit with Silicon Valley Bank, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

      The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statement of operations data presented below for the year ended December 31, 2002 and the balance sheet data as of December 31, 2002 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Form 10-K, which have been audited by KPMG LLP whose report appears elsewhere in this Form 10-K. The statement of operations data below for each of the years in the two-year period ended December 31, 2001 and the balance sheet data as of December 31, 2001 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Form 10-K which have been audited by Arthur Andersen LLP, an international accounting firm that has subsequently ceased operations, a copy of whose report is included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2000, 1999 and 1998 and the statements of operations data for the years ended December 31, 1999 and 1998 have been derived from audited consolidated financial statements not included herein. The financial data reflects the results of the Company and five former third-party resellers of the Company’s products, the businesses of which were acquired in February and March 1998 (the “Acquired Resellers”), as if the Company and the Acquired Resellers had operated as one entity during the periods presented. These acquisitions were accounted for under the poolings-of-interests method of accounting during 1998.

	Years Ended December 31,(1)

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
License	$12,170	$16,826	$24,103	$23,454	$18,811
Recurring	19,345	14,364	10,520	8,315	6,059
Services	23,634	28,289	27,331	25,624	19,622

Total revenues	55,149	59,479	61,954	57,393	44,492

Cost of revenues:
License	1,163	1,287	1,286	751	834
Recurring	8,098	5,789	4,957	3,930	2,219
Services	18,267	20,219	20,978	17,925	16,961

Total cost of revenues	27,528	27,295	27,221	22,606	20,014

Operating expenses:
Sales and marketing	17,479	18,261	20,121	17,536	16,024
Research and development	17,675	12,775	15,687	10,281	6,953
General and administrative	6,890	10,065	7,338	5,433	4,651
Amortization of acquired intangibles	—	—	—	—	638

Total operating expenses	42,044	41,101	43,146	33,250	28,266

Operating income (loss)	(14,423)	(8,917)	(8,413)	1,537	(3,788)
Compensation related to modification of escrow agreement(2)	—	—	—	—	(4,183)
Interest expense	(283)	(208)	(311)	(267)	(207)
Interest and other income	138	375	320	507	589

Income (loss) before taxes	(14,568)	(8,750)	(8,404)	1,777	(7,589)
Provision for income taxes	—	—	—	22	—

Net income (loss)	$(14,568)	$(8,750)	$(8,404)	$1,755	$(7,589)

Net income (loss) per share — basic and diluted(3)	$(0.90)	$(0.55)	$(0.52)	$0.11	$(0.52)

Weighted average number of shares outstanding:
Basic(3)	16,189	15,944	16,075	15,908	14,494

Diluted(3)	16,189	15,944	16,075	16,125	14,494

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$8,974	$8,464	$7,572	$8,946	$17,128
Total assets	31,143	34,251	34,440	38,430	37,214
Deferred revenue	27,815	20,215	9,894	8,573	9,134
Long-term borrowings, including capital lease obligations	1,206	408	943	1,120	1,010
Stockholders’ equity (deficit)	(7,368)	4,590	13,904	21,960	19,110

(1)	In February and March 1998, the Company acquired the businesses of five third-party resellers of the Company’s products (the “Acquired Resellers”) in exchange for an aggregate of 121,856 shares of the Company’s Class B Common Stock (converted into 1,233,061 shares of the Company’s common stock, par value $.01 per share (the “Common Stock”) in connection with an initial public offering, completed in June 1998). The Company accounted for these transactions using the poolings-of-interest method of accounting. Therefore, the accounts of the Acquired Resellers have been included retroactively in the consolidated financial statements as if the companies had operated as one entity since inception for purposes of the statements of operations data and at the end of such periods for purposes of the balance sheet data.

(2)	In March 1998, an escrow agreement was modified to provide that all of the shares of Class B Common Stock held in escrow were to be released upon the execution of a firm commitment underwriting agreement for the initial public offering of the Company’s capital stock on or before July 1, 1998. Approximately $4.2 million of compensation expense was recorded as of the date of modification, representing 60,429 shares of Class B Common Stock of the Company (converted into 611,477 shares of Common Stock) released to directors, officers and employees of the Company, multiplied by the difference between the fair market value of the Class B Common Stock on the date of the modification and the price paid by the holders of the shares.

(3)	See Note 2 of the Notes to Consolidated Financial Statements for information regarding the computation of net income (loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

      The Company licenses software under non-cancelable license agreements and provides services including maintenance, training, implementation consulting and hosting services, including Intersourcing. In accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” license revenues are generally recognized when a non-cancelable license agreement has been signed by both parties, the product has been shipped, no significant vendor obligations remain and collection of the related receivable is considered probable.

      For multiple-element software arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on the fair value of the element, regardless of any separate prices stated within the contract for each element. Fair value is generally considered the price a customer would be required to pay if the element were to be sold separately. The Company applies the residual method as allowed under SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” in accounting for any element of an arrangement that remains undelivered.

      Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from per employee per month (“PEPM”) fees earned through the Intersourcing Offering (defined below), hosting services offered to customers that license UltiPro on a perpetual basis (“Base Hosting”) and the business service provider (BSP) sales channel (defined below), as well as revenues generated from the Ceridian Agreement (defined below). Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. Commencing on August 28, 2002, subscription revenues generated from the Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to be 7 years. Subscription revenues of approximately $640,000 per month, are based on guaranteed minimum payments from Ceridian Corporation of approximately $42.7 million over the contract term, including $16.5 million received to date.

      Subscription revenues generated from the Intersourcing Offering, defined below, are recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” as a services arrangement since the customer is purchasing the right to use UltiPro rather than licensing the software on a perpetual basis. Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by EITF 00-21. Subscription revenues generated from Base Hosting are recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. Fair value of multiple elements in Base Hosting arrangements is assigned in accordance with guidelines provided by SOP 97-2.

      Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Other services are recognized as the product is shipped or as the services are rendered.

      Arrangement fees related to fixed-fee implementation services contracts are recognized using the percentage of completion accounting method. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete.

      The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). Management believes the Company is currently in compliance with the current provisions set forth in SOP 97-2, SOP 98-9, EITF 00-21, EITF 00-3 and SAB No. 101. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and issuance of new interpretations, once finalized, could lead to changes in the way revenue is recognized.

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

Software Development Costs

      SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Software costs capitalized during 2002 and 2001 totaled zero and $4,621,000, respectively. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically three years. Amortization of capitalized software was $1,792,743, $706,000 and $351,000 in 2002, 2001 and 2000, respectively. Accumulated amortization of capitalized software was $2.9 million and $1.1 million as of December 31, 2002 and 2001, respectively.

Overview

      Ultimate Software designs, markets, implements and supports technologically advanced payroll and workforce management solutions. The Company’s mission is to become the premier infrastructure provider of Internet payroll and workforce management solutions.

      Ultimate Software’s UltiPro Workforce Management (“UltiPro”) is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s human resources (“HR”) and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer’s gateway for its workforce to access company-related and personal information. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities efficiently.

      UltiPro Workforce Management is marketed both through the Company’s direct sales team as well as through alliances with business service providers (BSPs) that market co-branded UltiPro to their customer bases. Ultimate Software’s direct sales team focuses on companies with more than 500 employees and sells both on a license (typically in-house) and service basis (typically hosted and priced on a per-employee-per-month basis). The Company’s BSP alliances focus primarily on companies with under 500 employees and typically sell an Internet solution priced on a monthly/service basis, sharing revenue with Ultimate Software.

      The Company’s direct sales force markets UltiPro as an in-house payroll and workforce management solution and alternatively as a hosted offering branded “Intersourcing” (the “Intersourcing Offering”). Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model introduced in 2002, the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a BellSouth data center.

Intersourcing Offering

      In 2002, the Company introduced hosting services through which the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a BellSouth data center. Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing offering, discussed below, and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis. Hosting services, available in a shared or dedicated environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications and are priced on a per-employee-per-month basis. In a shared environment, commonly used for Intersourcing, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data center. In a dedicated environment, servers are dedicated to specific customers that purchase this particular service. The majority of hosting arrangements are provided through a shared environment.

      Intersourcing is the hosted offering designed to provide an appealing pricing structure to customers who prefer to minimize the initial cash outlay associated with typical capital expenditures. Intersourcing customers purchase the right to use UltiPro on an ongoing basis for a specific term in a shared hosted environment. The pricing for Intersourcing, including both the hosting element as well as the right to use UltiPro, is on a per-employee-per-month basis. The Company’s direct sales force markets UltiPro as an in-house payroll and workforce management solution and alternatively as a hosted offering through Intersourcing. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits.

Ceridian Agreement

      On April 24, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP (“Andersen”), and retained KPMG LLP (“KPMG”) as its new independent public accountants. As part of their quarterly review process for the fiscal quarter ended March 31, 2002, KPMG reviewed, among other things, the Company’s revenue recognition policies, including the co-branding agreement signed with Ceridian Corporation (“Ceridian”) on March 9, 2001, as amended from time to time (the “Ceridian Agreement”). Based upon consultations with KPMG as a result of their review of the Ceridian Agreement, during the three month period ended March 31, 2002, the Company reassessed its original conclusion regarding the timing of the revenue recognition to be applied to the Ceridian Agreement.

      Ceridian is obligated to pay to Ultimate Software a minimum of approximately $42.7 million, including $16.5 million received to date, over the minimum term of the Ceridian Agreement, which is expected to be 7 years (the “Minimum Term”). The effect of the change in revenue recognition for the Ceridian Agreement was to modify the date at which revenue recognition would begin — changing the onset of the revenue recognition process from February 5, 2002, which was the date the Company completed a successful transfer of technology to Ceridian, to the earlier of (i) the delivery of the UltiPro 6.0 release (also known as Evolution), or (ii) January 1, 2003. The change in the timing of revenue recognition applied to the Ceridian Agreement does not impact Ceridian’s payment obligations to the Company over the Minimum Term nor does it impact the nature of the underlying business transaction.

      On August 28, 2002, Ultimate Software delivered the UltiPro 6.0 release to Ceridian. The delivery of UltiPro 6.0 marked the commencement of recurring revenue recognition for the Ceridian transaction at the minimum rate of approximately $640,000 per month from that date through March 2008.

      On February 5, 2002, Ultimate Software and Ceridian entered into an agreement which provided that if Ultimate Software were to deliver UltiPro 6.0 on or before August 30, 2002, Ceridian would pay Ultimate Software $500,000 for such advanced delivery (the “Evolution Bonus”). Upon receipt in September 2002, the Evolution Bonus, was recorded as deferred revenue in the accompanying consolidated balance sheet. The Evolution Bonus is being recognized as subscription revenue (a component of recurring revenue) ratably over the remaining minimum term of the Ceridian Agreement and is included in the minimum rate of $640,000 per month through March 2008. The Company awarded substantially all of the Evolution Bonus to members of the Company’s development team as an incentive bonus for the early delivery of UltiPro 6.0 (the “Incentive Bonus”). The Incentive Bonus was expensed in the three months ended September 30, 2002 and was included with research and development expenses.

Results of Operations

      The following table sets forth the Statements of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Years Ended December 31,

	2002	2001	2000

Revenues:
License	22.1%	28.3%	38.9%
Recurring	35.1	24.1	17.0
Services	42.8	47.6	44.1

Total revenues	100.0	100.0	100.0

Cost of revenues:
License	2.1	2.2	2.1
Recurring	14.7	9.7	8.0
Services	33.1	34.0	33.9

Total cost of revenues	49.9	45.9	44.0

Operating expenses:
Sales and marketing	31.7	30.7	32.5
Research and development	32.1	21.5	25.3
General and administrative	12.5	16.9	11.8

Total operating expenses	76.3	69.1	69.6

Operating loss	(26.2)	(15.0)	(13.6)
Interest expense	(0.5)	(0.3)	(0.5)
Interest and other income	0.3	0.6	0.5

Net loss	(26.4)%	(14.7)%	(13.6)%

Comparison of Fiscal Years Ended December 31, 2002 and 2001

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

      Recurring revenues include maintenance and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from per-employee-per-month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Ceridian arrangement. Maintenance revenues are recognized ratably over the service period, generally one year. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. All of the Company’s customers that purchased software during 2002 and 2001 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

      Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Services revenues are recognized as services are performed and delivered.

      Total revenues, consisting of license, recurring and service revenues, decreased to $55.1 million for 2002 from $59.5 million for 2001.

      License revenues decreased 27.7% to $12.2 million for 2002 from $16.8 million for 2001. The decrease in license revenues for 2002 is primarily due to a reduction in the number of new units sold by the Company’s direct sales channel during the first half of 2002 which management believes was partly due to unfavorable economic conditions, partially offset by increased sales of UltiPro to existing clients using the Company’s DOS-based product, UltiPro for Lan (“DOS Clients”), which had a lower average sales price. In addition, during 2002 the Company adjusted its sales and marketing strategy to also target sales from its new Intersourcing Offering, which produces subscription revenue (a component of recurring revenue) rather than license revenue. Ultimate Software introduced UltiPro for Lan in July 1993 as its first proprietary software product. The Company no longer markets this DOS-based product and discontinued support for UltiPro for Lan in late January 2003. The Company actively marketed the UltiPro product to Dos Clients as part of a loyalty program designed to encourage these clients to purchase UltiPro before support for UltiPro for Lan was discontinued.

      Recurring revenues increased 34.7% to $19.3 million for 2002 from $14.4 million for 2001 primarily due to the recognition of the subscription revenue under the Ceridian Agreement beginning on August 28, 2002 and the increase in maintenance revenue generated from incremental licenses sold in 2001 and 2002.

      Services revenues decreased 16.5% to $23.6 million for 2002 from $28.3 million for 2001 primarily as a result of a decrease in implementation revenue resulting from fewer billable hours stemming from a decrease in the number of billable consultants consequential to the reduction in the number of total units sold in 2002 and, to a lesser extent, a decrease in reimbursable out of pocket expenses.

Cost of Revenues

      Cost of revenues consists of the cost of license, recurring and services revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the costs of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with reimbursable out-of-pocket expenses, discussed below.

      Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying consolidated statements of operations, were $1.2 million and $2.0 million for 2002 and 2001, respectively. Prior to the adoption of EITF 01-14, the Company’s historical consolidated financial statements offset these amounts within cost of services revenues.

      Cost of license revenues decreased 9.6% to $1.2 million for 2002 from $1.3 million for 2001. The decrease in the cost of license revenues was primarily attributable to lower third party licensing fees resulting from the decrease in licensing activity for the year, partially offset by higher software amortization. As a percentage of license revenues, cost of license revenues increased to 9.6% for 2002 from 7.6% for 2001 primarily as a result of an increase in the amortization of capitalized software for UltiPro combined with the absorption of these higher expenses in a decreased license revenue base.

      Cost of recurring revenues increased 39.9% to $8.1 million for 2002 from $5.8 million for 2001. This increase was primarily attributable to increased costs of maintenance principally due to higher labor costs to support the Company’s customer base and an increase in costs of subscriptions, principally from a full year of amortization of capitalized software, which began in August of 2001. As a percentage of recurring revenues, cost of recurring revenues increased to 41.9% for 2002 from 40.3% for 2001 primarily due to a full year of software amortization costs in 2002 as compared to four month’s software amortization in 2001.

      Cost of services revenues decreased 9.7 % to $18.3 million for 2002 from $20.2 million for 2001. The decrease was primarily due to reduced labor and travel costs from implementation services and, to a lesser extent, lower reimbursable out-of-pocket expenses. Cost of services revenues, as a percentage of services revenues, increased to 77.3% for 2002 from 71.5% for 2001 primarily as a result of the absorption of these expenses in a decreased services revenue base.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased 4.3% to $17.5 million for 2002 from $18.3 million for 2001. The decrease in sales and marketing expenses was primarily due to lower labor costs, partially offset by higher advertising and marketing costs. Sales and marketing expenses, as a percentage of total revenues, increased to 31.7% for 2002 from 30.7% for 2001 primarily due to the absorption of these expenses in a reduced total revenue base.

Research and Development

      Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 38.4% to $17.7 million for 2002 from $12.8 million for 2001. Research and development expenses, as a percentage of total revenues, increased to 32.1% for 2002 from 21.5% for 2001. The increase in research and development expenses was primarily attributable to the absence of the capitalization of software development costs in 2002 as compared to the capitalization of $4.2 million of software development costs in 2001, and, to a lesser extent, a $0.5 million incentive bonus paid to members of the Company’s development team for the advanced delivery of UltiPro 6.0 (also known as Evolution) to Ceridian on August 28, 2002. Capitalized software costs consists of software development personnel costs associated with the development of certain major products which were available for general release in the third and fourth fiscal quarters of 2001. Such capitalized software costs are amortized ratably to cost of license revenues and cost of recurring revenues, on a product-by-product basis over the estimated life (which is typically three years) following the general release of the underlying software products.

General and Administrative

      General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses decreased 31.5% to $6.9 million for 2002 from $10.1 million for 2001 primarily due to a reduction in the provision for doubtful accounts and settlement of legal matter which occurred in 2001, partially offset by increased professional fees. General and administrative expenses, as a percentage of total revenues, increased to 12.5% for 2002 from 16.9% for 2001 primarily due to the absorption of these costs in a lower total revenue base.

Interest Expense

      Interest expense increased 36.1% to $283,000 for 2002 from $208,000 for 2001 primarily due to additional borrowings under the Credit Facility, defined below.

Interest and Other Income

      Interest and other income decreased 63.2% to $138,000 for 2002 from $375,000 for 2001 primarily due to the reduction in funds available for investment in 2002.

Provision for Income Taxes

      No provision or benefit for Federal, state or foreign income taxes was made for 2002 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2002, expiring at various times through the year 2022 and which are available to offset future taxable income, were $42.8 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Comparison of Fiscal Years Ended December 31, 2001 and 2000

Revenues

      Total revenues, consisting of license, recurring and service revenues, decreased to $59.5 million for 2001 from $62.0 million for 2000.

      License revenues decreased 30.2% to $16.8 million for 2001 from $24.1 million for 2000 primarily due to lower volume of sales generated by the Company’s direct sales channel which management believes was partly due to current economic conditions. In addition, the Company changed its business strategy for its sales channel which focused on co-branding relationships with BSPs (the “BSP Channel”). The Company’s objective with the BSP Channel was to achieve a more predictable recurring revenue model. Based on market conditions, during the three months ended September 30, 2000, the Company made adjustments to its strategy for attaining its BSP Channel objective. The Company revised its former requirement for strategic partners to pay an upfront license fee along with ongoing per-employee-per-month (“PEPM”) fees by de-emphasizing the upfront license fee and emphasizing the recurring revenue from PEPM fees. The planned result was to provide a higher percentage of recurring revenue in the BSP Channel with correspondingly lower upfront commitments.

      Recurring revenues increased 36.5% to $14.4 million for 2001 from $10.5 million for 2000 primarily due to the increase in maintenance revenue generated from incremental licenses sold in 2001, combined with a high customer retention rate.

      Services revenues increased 3.5% to $28.3 million for 2001 from $27.3 million for 2000 primarily as a result of an increase in implementation revenue from increased billable hours resulting from the combination of additional billable consultants and higher utilization of billable consultants, and to a lesser extent, additional billable hours from third party consultants, partially offset by a decrease in revenue generated from a hosting arrangement with International Business Machines (the “IBM Hosted Model”) which terminated in 2002 as to the addition of new customers. The amount of revenue generated from the IBM Hosted Model in 2001 was $0.9 million as compared to $2.5 million in 2000.

Cost of Revenues

      Cost of license revenues totaling $1.3 million for 2001 was consistent with 2000. As a percentage of license revenues, cost of license revenues increased to 7.6% for 2001 from 5.3% for 2000. The increase in the cost of license revenues rate was primarily attributable to an increase in the amortization of capitalized software for UltiPro during 2001 combined with lower license revenues.

      Cost of recurring revenues increased 16.8% to $5.8 million for 2001 from $5.0 million for 2000. This increase was attributable to increased costs of maintenance principally due to higher labor costs to support the Company’s customer base and an increase in costs of subscriptions, principally from labor costs and amortization of capitalized software, which began in 2001. As a percentage of recurring revenues, cost of recurring revenues decreased to 40.3% for 2001 from 47.1% for 2000. This decrease was primarily attributable to higher costs absorbed by an increased recurring revenue base.

      Cost of services revenues decreased 3.6% to $20.2 million for 2001 from $21.0 million for 2000. Cost of services revenues, as a percentage of services revenues, decreased to 71.5% for 2001 from 76.8% for 2000. The decrease in the cost of services revenues was primarily attributable to the reduction in costs associated with lower revenues recognized from the IBM Hosted Model, partially offset by increased labor costs.

Sales and Marketing

      Sales and marketing expenses decreased 9.2% to $18.3 million for 2001 from $20.1 million for 2000. Sales and marketing expenses, as a percentage of total revenues, decreased to 30.7% for 2001 from 32.5% for 2000. The decrease in sales and marketing expenses was primarily due to lower advertising and marketing costs, a reduction in travel expenses and, to a lesser degree, less sales commissions resulting from lower license revenues.

Research and Development

      Research and development expenses decreased 18.6% to $12.8 million for 2001 from $15.7 million for 2000. The decrease in research and development expenses was primarily attributable to the capitalization during 2001 of $4.2 million in software development personnel costs associated with the development of certain major products which were available for general release in the third and fourth fiscal quarters of 2001. Such capitalized software costs are amortized ratably to cost of license revenues and cost of recurring revenues, on a product-by-product basis over the estimated life (which is typically three years) following the general release of the underlying software products. As of December 31, 2001, the amount of capitalized software remaining for future amortization to cost of license and cost of recurring revenues was $1.4 million and $3.1 million, respectively.

      Research and development expenses, as a percentage of total revenues, decreased to 21.5% for 2001 from 25.3% for 2000. The decrease in research and development expenses, as a percentage of total revenues, was primarily due to the capitalization of software. Excluding the impact of research and development expenses capitalized in the period, research and development expenses, as a percentage of total revenues, were 28.5% for 2001 and 25.3% for 2000. The increase in research and development costs, excluding the impact of capitalized software, was primarily attributable to additional software development personnel costs.

General and Administrative

      General and administrative expenses increased 37.2% to $10.1 million for 2001 from $7.3 million for 2000. General and administrative expenses, as a percentage of total revenues, increased to 16.9% for 2001 from 11.8% for 2000. The increase in general and administrative expenses was principally due to the settlement of a litigation matter and an increase in the provision for doubtful accounts.

Interest Expense

      Interest expense decreased 33.1% to $208,000 for 2001 from $311,000 from 2000 primarily due to lower interest rates on new capital lease obligations.

Interest and Other Income

      Interest and other income increased 17.2% to $375,000 for 2001 from $320,000 from 2000 primarily due to interest earned on additional funds available for investment in 2001.

Provision for Income Taxes

      No provision for Federal, state or foreign income taxes was made for 2001 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2001, expiring at various times through the year 2021 and which are available to offset future taxable income, were $34.3 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources

      The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

      As of December 31, 2002, the Company had $9.0 million in cash and cash equivalents, reflecting a net increase of $0.5 million since December 31, 2001. Working capital as of December 31, 2002 was a working capital deficit of $9.7 million as compared to working capital of $2.1 million as of December 31, 2001. The decline in working capital resulted primarily from the impact of the net loss from operations for 2002, partially offset by a total of $2.7 million of capital raised through private sales of the Company’s common stock, par value $0.01 (“Common Stock”) in June, July and December 2002, as discussed below.

      Net cash provided by operating activities was $2.8 million for 2002 as compared to $10.4 million for 2001. The decrease in net cash provided by operating activities was primarily attributable to an increase in research and development expenses and the funding of operations, partially offset by increased collections of accounts receivable. During 2001, $4.6 million of internally developed software costs (principally research and development expenses) were capitalized.

      Net cash used in investing activities was $4.3 million for 2002 as compared to $6.5 million for 2001. The decrease in net cash used in investing activities was primarily attributable to the decrease in the capitalization of software development costs, partially offset by an increase in capital expenditures, principally computer equipment, which were not financed.

      Net cash provided by financing activities was $2.0 million for 2002 as compared to net cash used in financing activities of $3.0 million for 2001. The increase in net cash provided by financing activities was primarily due to the increase in net proceeds from issuances of Common Stock coupled with borrowings on the Credit Facility, discussed below, for equipment purchases, partially offset by the reduction of common stock repurchases in 2002.

      During the second quarter of 2002, the Company raised $2.0 million of capital through the private sale of 500,000 shares of the Company’s Common Stock and a warrant to purchase 50,000 shares of Common Stock at $4 per share to a shareholder of the Company. During July and December 2002, the Company raised an additional aggregate amount of $0.7 million of capital through the private sale of 175,000 shares of the Company’s Common Stock and a warrant to purchase 17,500 shares of Common Stock at $4 per share. As the Company’s revenue mix shifts from license revenue to recurring revenue, particularly through the Intersourcing Offering, and cash inflow consequently shifts from relatively large, one-time upfront payments to recurring monthly payments, the Company may seek to raise additional funds through the sale of additional shares of Common Stock or other securities or through borrowings.

      The capital raised in July 2002 included the sale of 100,000 shares of Common Stock and a warrant to purchase 10,000 shares of Common Stock at $4 per share, for an aggregate amount of $400,000, to an irrevocable trust established by a member of the Company’s Board of Directors (the “Director”). The Director has informed the Company that he has no voting or investment power or other controlling interest in this irrevocable trust.

      On January 23, 2003, the Company raised $0.2 million of capital through the private sale of 50,000 shares of the Company’s Common Stock and a warrant to purchase 5,000 shares of Common Stock at $4 per share to a shareholder of the Company. On March 13, 2003, the Company raised an additional $3.0 million of capital through the private sale of 750,000 shares of the Company’s Common Stock and a warrant to purchase 75,000 shares of Common Stock at $4 per share to Ceridian. The additional capital raised in January 2003 and March 2003 is collectively referred to as “Recent Capital Raised.”

      On February 10, 2003, the Company entered into a services agreement with Ceridian (the “Ceridian Services Agreement”) under which Ceridian will pay Ultimate Software a total of $2.25 million in four equal installments during 2003 in exchange for additional services provided by Ultimate Software in 2003. The Ceridian Services Agreement terminates on December 31, 2003.

      In November 2001, the Company entered into a $5.0 million revolving line of credit (the “Credit Facility”) with Silicon Valley Bank. The Credit Facility, as amended, expires on May 28, 2004 and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company’s eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases (the “Equipment Term Note”), and stand-by letters of credit for up to $0.5 million. The Equipment Term Note is payable in 36 equal monthly installments, plus interest at Prime Rate plus 1%. The maximum amount available under the Credit Facility is $5.0 million. At December 31, 2002, approximately $3.7 million was available for borrowing under the Credit Facility and approximately $1.3 million was outstanding under the Equipment Term Note.

      Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. As of December 31, 2002, the Company was in compliance with all covenants included in the terms of the Credit Facility.

      The Company believes that cash and cash equivalents, cash generated from operations, cash generated from Recent Capital Raised, cash generated from the Ceridian Services Agreement and available borrowings under the Credit Facility, as amended on March 27, 2003, will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable. However, as discussed above, the Company may seek to raise additional funds during such period through the sale of additional shares of Common Stock or other securities. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

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

Recent Accounting Literature

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The adoption of SFAS No. 142 did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying consolidated statements of operations, were $1.2 million and $ 2.0 million for 2002 and 2001, respectively. Prior to the adoption of EITF 01-14, the Company’s historical consolidated financial statements offset these amounts within cost of services revenues.

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which will be effective for the Company beginning January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a material impact on the consolidated financial statements of the Company.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial statements of the Company.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and is effective for the Company beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 is not expected to have a material impact on the consolidated financial statements of the Company.

      In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123” (“SFAS No. 148”), was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company is currently evaluating the impact of adopting SFAS No. 148.

      In January 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how consideration from the arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Company adopted the provisions of EITF 00-21 in 2002 to account for Intersourcing Offerings.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of adopting FIN 46. However, the Company does not believe that it is party to any arrangement that would fall within the scope of FIN 46.

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

      Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, as amended, which expires on May 28, 2004, is based on Prime Rate plus 1.0% per annum. As of December 31, 2002, the Company had $1.3 million outstanding for borrowings under the Credit Facility. Changes in interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To:	Board of Directors

The Ultimate Software Group, Inc.:

      We have audited the accompanying consolidated balance sheet of The Ultimate Software Group, Inc. and subsidiary (the “Company”) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 1, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ultimate Software Group, Inc. and subsidiary as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Miami, Florida,

January 31, 2003, except as to Note 4, which is as of March 27, 2003.

      THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE ULTIMATE SOFTWARE GROUP, INC.’S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 WHICH IS FILED HEREWITH.

REPORT OF INDEPENDENT AUDITORS

To The Ultimate Software Group, Inc.:

      We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Miami, Florida,

February 1, 2002.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2002	2001

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,974	$8,464
Accounts receivable, net of allowance for doubtful accounts
of $1,000 and $2,465 for 2002 and 2001, respectively	10,381	14,006
Prepaid expenses and other current assets	1,273	836

Total current assets	20,628	23,306
Property and equipment, net	7,233	5,786
Capitalized software, net	2,753	4,545
Other assets, net	529	614

Total assets	$31,143	$34,251

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,693	$1,901
Accrued expenses	5,529	5,548
Current portion of deferred revenue	20,874	12,162
Current portion of long term debt	501	—
Current portion of capital lease obligations	767	1,589

Total current liabilities	30,364	21,200
Capital lease obligations, net of current portion	361	408
Long-term debt, net of current portion	845	—
Deferred revenue, net of current portion	6,941	8,053

Total liabilities	38,511	29,661

Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued in 2002 and 2001	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued in 2002 and 2001	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 16,787,940 and 16,105,665 shares issued in 2002 and 2001, respectively	168	161
Additional paid-in capital	68,602	65,808
Accumulated deficit	(75,084)	(60,516)

	(6,314)	5,453
Treasury stock, at cost, 257,647 and 211,497 shares in 2002 and 2001, respectively	(1,054)	(863)

Total stockholders’ equity (deficit)	(7,368)	4,590

Total liabilities and stockholders’ equity (deficit)	$31,143	$34,251

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	amounts)
Revenues:
License	$12,170	$16,826	$24,103
Recurring	19,345	14,364	10,520
Services	23,634	28,289	27,331

Total revenues	55,149	59,479	61,954

Cost of revenues:
License	1,163	1,287	1,286
Recurring	8,098	5,789	4,957
Services	18,267	20,219	20,978

Total cost of revenues	27,528	27,295	27,221

Sales and marketing	17,479	18,261	20,121
Research and development	17,675	12,775	15,687
General and administrative	6,890	10,065	7,338

Total operating expenses	42,044	41,101	43,146

Operating loss	(14,423)	(8,917)	(8,413)
Interest expense	(283)	(208)	(311)
Interest and other income	138	375	320

Net loss	$(14,568)	$(8,750)	$(8,404)

Net loss per share — basic and diluted	$(0.90)	$(0.55)	$(0.52)

Weighted average shares outstanding:
Basic and diluted	16,189	15,944	16,075

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
	Common Stock		Additional		Treasury Stock		Stockholders’
			Paid-in	Accumulated			Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)

	(In thousands)
Balance, December 31, 1999	16,047	$160	$65,162	$(43,362)	—	$—	$21,960
Issuances of Common Stock from exercise of stock options	54	1	331	—	—	—	332
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	83	—	—	—	83
Non-cash issuances of options to purchase Common Stock for services	—	—	117	—	—	—	117
Purchase of Treasury Stock	—	—	—	—	54	(184)	(184)
Net loss	—	—	—	(8,404)			(8,404)

Balance, December 31, 2000	16,101	161	65,693	(51,766)	54	(184)	13,904
Issuances of Common Stock from exercise of stock options	5	—	13	—	—	—	13
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	102	—	—	—	102
Purchase of Treasury Stock	—	—	—	—	157	(679)	(679)
Net loss	—	—	—	(8,750)			(8,750)

Balance, December 31, 2001	16,106	161	65,808	(60,516)	211	(863)	4,590
Issuances of Common Stock from exercise of stock options	7	—	17	—	—	—	17
Issuance of Common Stock for private placement	675	7	2,693	—	—	—	2,700
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	84	—	—	—	84
Purchase of Treasury Stock	—	—	—	—	47	(191)	(191)
Net loss	—	—	—	(14,568)	—	—	(14,568)

Balance, December 31, 2002	16,788	$168	$68,602	$(75,084)	258	$(1,054)	$(7,368)

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flow from operating activities:
Net loss	$(14,568)	$(8,750)	$(8,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,838	4,368	3,385
Provision for doubtful accounts	1,657	4,151	3,572
Non-cash issuances of equity instruments	84	102	200
Changes in operating assets and liabilities:
Accounts receivable	1,968	668	(2,599)
Prepaid expenses and other current assets	(437)	(98)	1,413
Other assets	(138)	(138)	36
Accounts payable	792	(158)	64
Accrued expenses	(19)	(75)	2,038
Deferred revenue	7,600	10,321	2,162

Net cash provided by operating activities	2,777	10,391	1,867

Cash flows from investing activities:
Purchases of property and equipment	(4,263)	(1,849)	(1,428)
Additions to capitalized software	—	(4,621)	(160)
Net proceeds from (issuances of) notes receivable	—	(12)	43

Net cash used in investing activities	(4,263)	(6,482)	(1,545)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,876)	(2,351)	(1,844)
Net proceeds from issuances of Common Stock	2,717	13	332
Net proceeds from long-term debt	1,346	—	—
Purchases of Treasury Stock	(191)	(679)	(184)

Net cash provided by (used in) financing activities	1,996	(3,017)	(1,696)

Net increase (decrease) in cash and cash equivalents	510	892	(1,374)
Cash and cash equivalents, beginning of year	8,464	7,572	8,946

Cash and cash equivalents, end of year	$8,974	$8,464	$7,572

Supplemental disclosure of cash flow information:
Cash paid for interest	$216	$180	$238

Supplemental disclosure of non-cash investing and financing activities:
The Company entered into capital lease obligations to acquire new equipment totaling $1,007, $1,388 and $2,581 in 2002, 2001 and 2000, respectively.

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS

      The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) designs, markets, implements and supports technologically advanced, cross-industry human resource management and payroll software solutions, marketed primarily to middle-market organizations with 500 to 15,000 employees. The Company reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiary, Ultimate Benefits, Inc., an inactive company. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      All highly liquid instruments with an original maturity of three months or less when acquired are considered cash equivalents and are comprised of interest-bearing accounts.

Accounts Receivable

      Accounts receivable are principally from end-users of the Company’s products. The Company performs credit evaluations of its customers and has recorded allowances for estimated losses. The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on accounts receivables. A considerable amount of judgment is required when the realization of receivables is assessed, including assessing the probability of collection and current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Property and Equipment

      Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease over periods ranging from two to fifteen years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

Revenue Recognition

      The Company licenses software under noncancellable license agreements and provides services including maintenance, implementation, training, implementation consulting and hosting services, including Intersourcing. In accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” license revenues are generally recognized when a noncancellable license agreement has been signed, the product has been shipped, no significant vendor obligations remain and collection of the related receivable is considered probable.

      For multiple-element software arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on the fair

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the element, regardless of any separate prices stated within the contract for each element. Fair value is generally considered the price a customer would be required to pay if the element were to be sold separately. The Company applies the residual method as allowed under SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” in accounting for any element of an arrangement that remains undelivered.

      Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from per-employee-per-month (“PEPM”) fees earned through the hosted offering branded “Intersourcing” (the “Intersourcing Offering”), hosting services offered to customers that license UltiPro on a perpetual basis (“Base Hosting”) and the business service provider sales channel, as well as revenues generated from the Ceridian Agreement (see Note 3). Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services.

      Subscription revenues generated from the Intersourcing Offering, defined below, are recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” as a services arrangement since the customer is purchasing the right to use UltiPro rather than licensing the software on a perpetual basis. Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by EITF 00-21. Subscription revenues generated from Base Hosting are recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. Fair value of multiple elements in Base Hosting arrangements is assigned in accordance with guidelines provided by SOP 97-2.

      Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Other services are recognized as the product is shipped or as the services are rendered.

      Arrangement fees related to fixed-fee implementation services contracts are recognized using the percentage of completion accounting method. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete.

      The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). Management believes the Company is currently in compliance with the current provisions set forth in SOP 97-2, SOP 98-9, EITF 00-21, EITF 00-3 and SAB No. 101. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and issuance of new interpretations, once finalized, could lead to changes in the way revenue is recognized.

Deferred Revenue

      Deferred revenue is primarily comprised of deferrals for recurring revenues for which maintenance services have not yet been rendered, implementation consulting services for which the services have not yet been rendered, Intersourcing services which are recognized over the term of the related contract as the

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services are performed, typically two years, and subscription revenues which are recognized ratably over the term of the related contract upon the delivery of the product and services. See Note 3.

Cost of Revenues

      Cost of revenues consists of cost of license, recurring and services revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the costs of subscription revenues, including amortization of capitalized software. Cost of service revenues primarily consists of costs to provide implementation services and training to the Company’s customers, and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with reimbursable out-of-pocket expenses.

Income Taxes

      The Company is subject to corporate Federal and state income taxes and accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Software Development Costs

      SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Software costs capitalized during 2002 and 2001 totaled zero and $4,621,000, respectively. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which are typically three years. Amortization of capitalized software was $1,792,000, $706,000 and $351,000 in 2002, 2001 and 2000, respectively. Accumulated amortization of capitalized software was $2.9 million and $1.1 million as of December 31, 2002 and 2001, respectively.

Non-monetary Transaction

      During 2000, the Company entered into a non-monetary transaction with a third party for the exchange of the Company’s HRMS/Payroll product for dissimilar computer software used in the Company’s operations (the “Exchange”). The fair value of the computer software acquired was equivalent to the fair value of the Company’s HRMS/Payroll product exchanged; therefore, there was no gain or loss recognized on the Exchange. Pricing associated with the Exchange was reasonable based on cash sales of similar products. In accordance with Accounting Principles Board Opinion No. 29, “Accounting for Non- monetary Transactions,” the Company recorded the resulting asset at its fair value of $393,000 and a corresponding amount as license revenues in 2000.

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

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      The Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and capital lease obligations approximate fair value as of December 31, 2002 and 2001.

Accounting for Stock-Based Compensation

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and has made the pro forma disclosures required by SFAS No. 123 for each of the three years in the period ended December 31, 2002. See Note 11.

Earnings Per Share

      SFAS No. 128, “Earnings Per Share,” requires dual presentation of earnings per share — “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

      The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	For the Years Ended
	December 31,

	2002	2001	2000

Weighted average shares outstanding	16,189	15,944	16,075
Effect of dilutive stock options	—	—	—

Dilutive shares outstanding	16,189	15,944	16,075

      Other common stock equivalents (i.e., stock options) not included in the computation of diluted net loss per share, as their impact is antidilutive, totaled 4,729,000, 4,596,000 and 3,954,000 for 2002, 2001 and 2000, respectively.

Comprehensive Income

      In 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. There are no differences between comprehensive income, as defined in SFAS No. 130, and the Company’s net loss for all periods presented.

Segment Information

      The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” effective December 31, 1998. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise’s business segments,

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products, services, geographic areas and major customers. The Company operates its business as a single segment.

Derivative Financial Instruments

      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. At December 31, 2002 and 2001, the Company held no derivative financial instruments, as defined by SFAS No. 133, as amended. Therefore, there was no effect to the Company’s consolidated financial statements upon adoption.

Business Combinations

      On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations,” which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have an impact on the Company’s consolidated financial statements.

Long-Lived Assets

      On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial statements.

Reimbursable Out-Of-Pocket Expenses

      Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying consolidated statements of operations, were $1.2 million and $2.0 million for 2002 and 2001, respectively. Prior to the adoption of EITF 01-14, the Company’s historical consolidated financial statements offset these amounts within cost of services revenues.

Recent Accounting Literature

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which will be effective for the Company beginning January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a material impact on the consolidated financial statements of the Company.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial statements of the Company.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and is effective for the Company beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 is not expected to have a material impact on the consolidated financial statements of the Company.

      In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123” (“SFAS No. 148”), was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company is currently evaluating the impact of adopting SFAS No. 148.

      In January 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how consideration from the arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Company adopted the provisions of EITF 00-21 in 2002 to account for Intersourcing Offerings.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of adopting FIN 46. However, the Company does not believe that it is party to any arrangement that would fall within the scope of FIN 46.

Reclassifications

      Certain reclassifications have been made to prior year balances to conform to the current year presentation.

3.     SIGNIFICANT TRANSACTIONS

      On April 24, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP (“Andersen”), and retained KPMG LLP (“KPMG”) as its new independent public accountants. As part of their quarterly review process for the fiscal quarter ended March 31, 2002, KPMG reviewed, among other things, the Company’s revenue recognition policies, including the co-branding agreement signed with Ceridian Corporation (“Ceridian”) on March 9, 2001, as amended from time to time (the “Ceridian Agreement”). Based upon consultations with KPMG as a result of their review of the Ceridian Agreement, the Company reassessed its original conclusion regarding the timing of the revenue recognition to be applied to the Ceridian Agreement.

      Ceridian is obligated to pay to Ultimate Software a minimum of approximately $42.7 million, including $16.5 million received to date, over the minimum term of the Ceridian Agreement, which is expected to be 7 years (the “Minimum Term”). The effect of the change in revenue recognition for the Ceridian Agreement was to modify the date at which revenue recognition would begin — changing the onset of the revenue recognition process from February 5, 2002, which was the date the Company completed a successful transfer of technology to Ceridian, to the earlier of (i) the delivery of the UltiPro 6.0 release (also known as Evolution), or (ii) January 1, 2003. The change in the timing of revenue recognition applied to the Ceridian Agreement does not impact Ceridian’s payment obligations to the Company over the Minimum Term nor does it impact the nature of the underlying business transaction.

      On August 28, 2002, Ultimate Software delivered the UltiPro 6.0 release to Ceridian. The delivery of UltiPro 6.0 marked the commencement of recurring revenue recognition for the Ceridian transaction at the minimum rate of approximately $640,000 per month from that date through March 2008.

      On February 5, 2002, Ultimate Software and Ceridian entered into an agreement which provided that if Ultimate Software were to deliver UltiPro 6.0 on or before August 30, 2002, Ceridian would pay Ultimate Software $500,000 for such advanced delivery (the “Evolution Bonus”). The Evolution Bonus, received in September 2002, was recorded as deferred revenue in the accompanying unaudited consolidated balance sheet. The Evolution Bonus is being recognized as subscription revenue (a component of recurring revenue) ratably over the remaining minimum term of the Ceridian Agreement and is included in the minimum rate of $640,000 per month through March 2008. The Company awarded substantially all of the Evolution Bonus to members of the Company’s development team as an incentive bonus for the early delivery of UltiPro 6.0 (the “Incentive Bonus”). The Incentive Bonus was expensed in the three months ended September 30, 2002 and is included with research and development expenses in the accompanying consolidated statement of operations for the year ended December 31, 2002.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the Ceridian Agreement, Ceridian is permitted to acquire an equity interest in Ultimate through purchases in the open market or from third parties, subject to a contractual limitation of 14.99% of the Company’s Common Stock.

4.     CAPITAL RESOURCES

      The Company’s cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

      On January 23, 2003, the Company raised $0.2 million of capital through the private sale of 50,000 shares of the Company’s Common Stock and a warrant to purchase 5,000 shares of Common Stock at $4 per share to a shareholder of the Company. On March 13, 2003, the Company raised an additional $3.0 million of capital through the private sale of 750,000 shares of the Company’s Common Stock and a warrant to purchase 75,000 shares of Common Stock at $4 per share to Ceridian. The additional capital raised in January 2003 and March 2003 is collectively referred to as “Recent Capital Raised.”

      On February 10, 2003, the Company entered into a services agreement with Ceridian (the “Ceridian Services Agreement”) under which Ceridian will pay Ultimate Software a total of $2.25 million in four equal installments during 2003 in exchange for additional services provided by Ultimate Software in 2003. The Ceridian Services Agreement terminates on December 31, 2003.

      On March 27, 2003, the Company amended the revolving line of credit with Silicon Valley Bank (see Note 9) to extend the expiration date of the agreement to May 28, 2004.

      The Company believes that cash and cash equivalents, cash generated from operations, cash generated from Recent Capital Raised, cash generated from the Ceridian Services Agreement and available borrowings under the existing revolving line of credit with Silicon Valley Bank (see Note 9), as amended, will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable. However, the Company may seek to raise additional funds during such period through the sale of additional shares of the Company’s common stock, par value $0.01, or other securities or borrowings. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

5.     STOCK REPURCHASE PLAN

      On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations. As of December 31, 2002 and 2001, respectively, the Company had purchased 257,647 and 211,497 shares of the Company’s Common Stock under the Stock Repurchase Plan at an average cost of $4.14 per share in 2002 and $4.31 per share in 2001.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):

	As of December 31,

	2002	2001

Sales commissions	$1,563	$1,225
Other items individually less than 5% of total current liabilities	3,966	4,323

	$5,529	$5,548

7.     PROPERTY AND EQUIPMENT

      Property and equipment consists of the following (in thousands):

	As of December 31,

	2002	2001

Computer equipment	$14,132	$12,642
Leasehold improvements	3,657	2,937
Furniture and fixtures	1,225	1,031

	19,014	16,610
Less accumulated depreciation and amortization	(11,781)	(10,824)

	$7,233	$5,786

      Included in property and equipment is equipment acquired under capital leases as follows (in thousands):

	As of December 31,

	2002	2001

Equipment	$5,444	$7,308
Less accumulated amortization	(4,723)	(5,724)

	$721	$1,584

      Depreciation and amortization expense on property and equipment totaled $3,823,000, $3,662,000 and $3,033,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

8.     CAPITAL LEASE OBLIGATIONS

      The Company leases certain equipment under noncancellable agreements, which are accounted for as capital leases and expire at various dates through 2004. Interest rates on these leases range from 5.3% to 9.3%. The annual maturities of the capital lease obligations are as follows as of December 31, 2002 (in thousands):

Year	Amount

2003	$831
2004	375

1,206
Less amount representing interest	(78)

Lease obligations reflected as current ($767) and non-current ($361)	$1,128

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

As of
December 31,
2002

Equipment Term Note	$1,346
Less current portion	(501)

$845

      In November 2001, the Company entered into a $5.0 million revolving line of credit (the “Credit Facility) with Silicon Valley Bank. The Credit Facility, as amended, expires on May 28, 2004 and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company’s eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases (the “Equipment Term Note”), and stand-by letters of credit for up to $0.5 million. The Equipment Term Note is payable in 36 equal monthly installments, plus interest at Prime Rate plus 1%. The Equipment Term Note expires on May 28, 2004 as a component of the Credit Facility. The maximum amount available under the Credit Facility is $5.0 million. At December 31, 2002, approximately $3.7 million was available for borrowing under the Credit Facility and approximately $1.3 million was outstanding under the Equipment Term Note. There were no borrowings outstanding under the Credit Facility as of December 31, 2001.

      Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. As of December 31, 2002, the Company was in compliance with all covenants included in the terms of the Credit Facility.

      Maturities of long-term debt are as follows (in thousand):

Year	Amount

2003	$501
2004	845

$1,346

10.     INCOME TAXES

      No provision or benefit for Federal or state income taxes was made for 2002, 2001 and 2000 due to the operating losses incurred in the respective periods.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to loss before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,

	2002	2001	2000

Income tax provision (benefit) at statutory Federal tax rate	$(5,099)	$(3,063)	$(2,941)
State and local income taxes, net of Federal income tax benefit	(492)	(267)	(252)
Change in valuation allowance	5,450	3,136	3,236
Other, net	141	194	(43)

Provision for income taxes	$—	$—	$—

      The components of the net deferred tax assets included in the accompanying consolidated balance sheets are as follows (in thousands):

	As of December 31,

	2002	2001	2000

Deferred tax assets:
Net operating losses	$16,272	$13,047	$12,551
Deferred revenue	5,841	3,790	55
Depreciation and amortization	1,166	933	573
Accruals not currently deductible	165	183	143
Allowance for doubtful accounts	380	937	935
Other, net	35	37	37

Gross deferred tax assets	23,859	18,927	14,294
Less valuation allowance	(22,642)	(17,192)	(14,056)

Net deferred tax assets	1,217	1,735	238

Deferred tax liabilities:
Software development costs	(1,046)	(1,735)	(238)
Prepaid commissions	(171)	—	—

Gross deferred tax liabilities	(1,217)	(1,735)	(238)

Net deferred taxes	$—	$—	$—

      The Company has provided a full valuation allowance on the deferred tax assets as realization of such amounts is not considered more likely than not. The Company reviews the valuation allowance requirement periodically and makes adjustments as warranted. Of the total valuation allowance at December 31, 2002, approximately $468,000 is attributed to net operating losses generated from the exercise of non-statutory employee stock options, the benefit of which will be credited to additional paid-in capital when realized.

      At December 31, 2002, the Company had approximately $42,821,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. The carryforwards expire through 2022. Utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     STOCK OPTIONS

      The Company has adopted The Ultimate Software Group, Inc. Nonqualified Stock Option Plan (the “Plan”) under which the Company is authorized to issue options to purchase a total of 9,000,000 shares of the Company’s Common Stock to directors, officers and employees of the Company. Under the Plan, options to purchase shares of Common Stock may be granted at prices equal to the market value of shares of the Company’s Common Stock as of the date of grant, or at such other amount as may be determined by the Compensation Committee of the Board of Directors appointed to administer the Plan (the “Committee”). The Committee has discretion under the Plan to prescribe vesting periods for options which are granted under the Plan. In addition, options granted under the Plan become immediately exercisable in the event of a change in control of the Company and in certain other circumstances. The maximum term of the options granted under the Plan is 10 years. As of December 31, 2002, options to purchase 4,028,497 shares of the Company’s Common Stock were available for grant under the Plan.

      The Plan provides that non-employee members of the Company’s Board of Directors shall receive options in lieu of any retainer or meeting fees for serving on the Board or committees thereof. Such options vest upon the date of grant and have an exercise price equal to 30% of fair market value of the Company’s Common Stock on the date of grant. See Note 12.

      A summary of stock options under the Company’s Plan as of December 31, 2002, 2001 and 2000, and changes during the years then ended, is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 1999	3,236,972	$8.22
Granted	1,031,208	5.61
Exercised	(53,096)	6.24
Canceled	(261,505)	8.43

Outstanding at December 31, 2000	3,953,579	$6.67
Granted	929,737	3.63
Exercised	(5,575)	2.62
Canceled	(281,500)	5.72

Outstanding at December 31, 2001	4,596,241	$6.06
Granted	345,769	3.54
Exercised	(7,275)	3.92
Canceled	(205,461)	6.58

Outstanding at December 31, 2002	4,729,274	$5.84

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding under the Plan at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining
Range of Exercise		Contractual Life	Weighted-Average		Weighted-Average
Prices	Number	(Years)	Exercise Price	Number	Exercise Price

$0.89—$3.38	1,243,773	8.19	$2.87	820,250	$2.73
$3.38—$5.16	1,095,109	6.25	$4.75	846,963	$4.90
$6.63—$7.63	1,538,498	5.67	$7.35	1,538,498	$7.35
$7.75—$8.89	514,200	6.83	$8.07	422,013	$8.06
$10.00—$10.00	337,694	6.08	$10.00	319,194	$10.00

$0.89—$10.00	4,729,274	6.62	$5.84	3,946,918	$6.15

      SFAS No. 123 requires pro forma information for options issued to employees and has been determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 2.72% for 2002, 5.26% for 2001 and 5.0-5.5% for 2000, a dividend yield of 0% for all three years presented, expected volatility of 68% for 2002 and 65% for 2001 and 2000 and an expected life of three years for each of the three years presented. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,

	2002	2001	2000

Net loss:
As reported	$(14,568)	$(8,750)	$(8,404)
Pro forma	(16,961)	(10,053)	(10,323)
As reported	$(0.90)	$(0.55)	$(0.52)
Pro forma	(1.05)	(0.63)	(0.64)

      The weighted average grant date fair value per share of options granted during 2002, 2001 and 2000 were $2.16, $1.73 and $3.10, respectively. The Company has also issued options to purchase shares of its Common Stock to non-employees for consulting services. See Note 12.

      During 2002, the Company raised an aggregate of $2.7 million through the issuances of an aggregate of 675,000 shares of the Company’s Common Stock and warrants to purchase shares of the Company’s Common Stock at $4 per share. Warrants granted during 2002 are as follows:

		Aggregate Amount of
		Common Stock
Date From Which		Called for by	Price at Which
Warrants Are	Expiration Date of	Warrants	Warrants Are
Exercisable	Warrants	Outstanding	Exercisable

June 21, 2002	June 21, 2006	50,000	$4.00
July 14, 2002	July 13, 2006	12,500	$4.00
December 2, 2002	December 2, 2006	5,000	$4.00

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     STOCKHOLDERS’ EQUITY

Common Stock

      The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

Other Equity Transactions

      On October 21, 1999, the Company entered into a consulting agreement (the “Consulting Agreement”) with Aberdeen Strategic Capital LP (“Aberdeen”) under which Aberdeen was engaged to provide marketing, strategic and other advisory services to the Company. John R. Walter, a former member of the Company’s Board of Directors, had minority ownership interests in Aberdeen and its general partner. As sole compensation for the services of Aberdeen and its affiliates under the Consulting Agreement, on October 21, 1999 the Company issued to Aberdeen a warrant (the “Warrant”) to purchase 100,000 shares of the Company’s common stock, par value $0.01 per share, for $10 per share. The terms of the Warrant provided for vesting in eight quarterly increments of 12,500 shares, commencing on October 22, 1999, with no increment vesting if the Consulting Agreement were to be terminated before the vesting date for such increment. The Company terminated the Consulting Agreement on October 12, 2000, as of which date 50,000 shares were vested and the remaining 50,000 shares were canceled. The expiration date of the Warrant is July 22, 2003. The Company has accounted for such Warrant in accordance with the requirements prescribed in SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accordingly, the related compensation expense was zero for 2002 and 2001 and $117,000 for 2000, and is included in general and administrative expenses in the accompanying consolidated statements of operations for the respective years.

      In 2002, the Company granted options to non-employee directors to purchase (i) 7,315 shares of the Company’s Common Stock for $1.23; (ii) 8,766 shares of the Company’s Common Stock for $1.32; (iii) 7,614 shares of the Company’s Common Stock for $0.96; (iv) 12,528 shares of the Company’s Common Stock for $0.89; and (v) 100,000 shares of the Company’s Common Stock for $3.10, in each case in exchange for services rendered. In 2001, the Company granted options to non-employee directors to purchase (i) 9,806 shares of the Company’s Common Stock for $1.01; (ii) 11,429 shares of the Company’s Common Stock for $1.05; (iii) 13,335 shares of the Company’s Common Stock for $1.13; and (iv) 5,667 shares of the Company’s Common Stock for $1.51, in each case in exchange for services rendered. In 2000, the Company granted options to non-employee directors to purchase (i) 2,320 shares of the Company’s Common Stock for $3.69; (ii) 2,856 shares of the Company’s Common Stock for $3.00; (iii) 2,540 shares of the Company’s Common Stock for $2.70; and (iv) 4,710 shares of the Company’s Common Stock for $2.42, in each case in exchange for services rendered. Such options are currently exercisable and were valued on the date of grant in accordance with the requirements prescribed in APB 25. The related compensation expense was $86,000, $102,000 and $83,000 in 2002, 2001 and 2000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

13.     COMMITMENTS AND CONTINGENCIES

Operating Leases

      The Company leases corporate office space and certain equipment under noncancellable operating lease agreements expiring at various dates. Total rent expense under these agreements was $2,024,000, $2,052,000 and $1,868,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Future

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum annual rental commitments related to these leases are as follows at December 31, 2002 (in thousands):

Year	Amount

2003	$1,915
2004	1,687
2005	1,678
2006	1,587
2007	1,623
Thereafter	18,026

$26,516

Product Liability

      Software products such as those offered by the Company frequently contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company’s products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company’s customers may deploy these products. Despite extensive testing, the Company from time to time has discovered defects or errors in products. There can be no assurance that such defects, errors or difficulties will not cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with the Company’s products. In addition, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company’s business, operating results and financial condition.

Litigation

      From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company’s operating results or financial condition.

14.     RELATED PARTY TRANSACTIONS

      During the fourth quarter of 2001, The Company began leasing equipment with a computer leasing company (the “Leasing Company”) that is owned by an irrevocable trust (the “Trust”) for the benefit of the children of Robert A. Yanover, a member of the Company’s Board of Directors. Additionally, the Leasing Company’s business is managed and operated by a management company (the “Management Company”) pursuant to a management agreement. Mr. Yanover has a 50% ownership interest in the general partner of the Management Company. The Company financed equipment with the Leasing Company totaling $1,007,000 and $258,000 during 2002 and 2001, respectively. Related amortization totaling $415,000 and $12,000 and total cash paid totaling $467,000 and $14,000 were recorded during 2002 and 2001, respectively. The capital lease obligation with the Leasing Company and related accumulated amortization were $869,000 and $427,000, respectively, at December 31, 2002 and $247,000 and $12,000, respectively, at December 31, 2001. The Company believes that the terms of the leases were no less favorable to the Company than could have been obtained from an unaffiliated party.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     EMPLOYEE BENEFIT PLAN

      The Company provides retirement benefits for eligible employees, as defined, through a defined contribution benefit plan that is qualified under Section 401(k) of the Internal Revenue Code (the “Plan”). Contributions to the Plan, which are made at the sole discretion of the Company, were $602,000, $587,000 and $421,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      On April 24, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP (“Andersen”), and on April 24, 2002 the Company retained KPMG LLP as its new independent auditors. The change in auditors was approved by the Board of Directors of the Company, upon the recommendation of the Audit Committee of the Board of Directors.

      The audit reports issued by Andersen on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two fiscal years that ended December 31, 2001, and during the subsequent interim period prior to engaging KPMG LLP, there were no disagreements between Ultimate Software and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in their reports.

      None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Company’s two fiscal years that ended December 31, 2001, or during any subsequent interim period through April 24, 2002.

      The Company provided Andersen with a copy of the foregoing disclosures, and a letter from Andersen confirming its agreement with these disclosures was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2002.

      During the Company’s two fiscal years that ended December 31, 2001 and during the subsequent interim period prior to engaging KPMG LLP, neither the Company nor someone on behalf of the Company consulted with KPMG LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr, Mitchell K. Dauerman and James M. Alu) and other key employees of the Company, and their ages as of March 10, 2003, are as follows:

Name	Age	Position(s)

Scott Scherr	51	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	45	Vice Chairman of the Board
Mitchell K. Dauerman	46	Executive Vice President, Chief Financial Officer and Treasurer
James M. Alu	58	Executive Vice President and Chief Operating Officer
Roy L. Gerber, Ph.D.	46	Vice President — Chief Technology Officer
Jon Harris	38	Senior Vice President — Professional Services
Robert Manne	50	Vice President — General Counsel
Vivian Maza	41	Vice President — People and Secretary
Linda Miller	58	Vice President — Communications and Public Relations
Laura Perkins	38	Vice President — BSP Services Engineering
Adam Rogers	28	Senior Vice President — Development
Greg Swick	39	Senior Vice President — Sales
James C. Thie	43	Vice President — Chief Information Officer
LeRoy A. Vander Putten	68	Director
James A. FitzPatrick, Jr.	53	Director
Robert A. Yanover	66	Director
Rick Wilber	56	Director

      Scott Scherr has served as President and a director of the Company since its inception in April 1996 and has been Chairman of the Board and Chief Executive Officer of the Company since September 1996. Mr. Scherr is also a member of the Executive Committee of the Board of Directors (the “Board”). In 1990, Mr. Scherr founded The Ultimate Software Group, Ltd. (the “Partnership”), the business and operations of which were assumed by the Company in 1998. Mr. Scherr served as President of the Partnership’s general partner from the inception of the Partnership until its dissolution in March 1998. From 1979 until 1990, he held various positions at Automatic Data Processing, Inc. (“ADP”), a payroll services company, where his titles included Vice President of Operations and Sales Executive. Prior to joining ADP, Mr. Scherr operated Management Statistics, Inc., a data processing service bureau founded by his father, Reuben Scherr, in 1959. He is the brother of Marc Scherr, the Vice Chairman of the Board of the Company.

      Marc D. Scherr has been a director of the Company since its inception in April 1996 and was elected as Vice Chairman in July 1998. Mr. Scherr is also a member of the Executive Committee of the Board. Mr. Scherr became an executive officer of the Company effective March 1, 2000. Mr. Scherr served as a director of Gerschel & Co., Inc., a private investment firm from January 1992 until March 2000. In December 1995, Mr. Scherr co-founded Residential Company of America, Ltd. (“RCA”), a real estate firm, and served as President of its general partner until March 2000. Mr. Scherr also served as Vice President of RCA’s general partner from its inception in August 1993 until December 1995. From 1990 to 1992, Mr. Scherr was a real estate pension fund advisor at Aldrich, Eastman & Waltch. Previously, he was a partner in the Boston law firm of Fine & Ambrogne. Mr. Scherr is the brother of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of the Company.

      Mitchell K. Dauerman has served as Executive Vice President of the Company since April 1998 and as Chief Financial Officer and Treasurer of the Company since September 1996. From 1979 to 1996, Mr. Dauerman held various positions with KPMG LLP, a global accounting and consulting firm, serving as a Partner in the firm from 1988 to 1996. Mr. Dauerman is a Certified Public Accountant.

      James M. Alu has served as Executive Vice President of the Company since February 1999 and as Chief Operating Officer since January 1998. Prior to that, Mr. Alu served as Vice President of the Company from September 1996 and Vice President of the general partner of the Partnership from July 1993 until April 1996. From 1990 until 1993, Mr. Alu served as Area Sales Vice President for the northeastern United States for ADP’s Dealer Services Group. From 1986 through 1989, Mr. Alu served as Vice President of Sales for ADP’s Employer Services Group, National Accounts Division, and was responsible for the sales and implementation of payroll and human resource services to companies with more than 500 employees nationwide.

      Roy L. Gerber, Ph.D. has served as Vice President — Chief Technology Officer since January 1, 2002. Mr. Gerber served as Vice President — Engineering from October 1999 through December 31, 2001. From 1995 to October 1999, Mr. Gerber served in various positions in the research and development organization, including Director of Engineering. Prior to joining the Company, from 1988 to 1995, Mr. Gerber was Executive Vice President of Development for Cascade Interactive Designs, Inc. and dBSi which developed and marketed medical software products. From 1984 to 1988, Mr. Gerber was Executive Vice President and Chief Operating Officer of Pacific Retirement Plans, Inc.

      Jon Harris has served as Senior Vice President — Professional Services since January 1, 2002. Mr. Harris served as Vice President — Professional Services from July 1998 through December 31, 2001. From 1992 to 1997, Mr. Harris held various management positions within ADP’s National Accounts Division. From 1989 to 1992, Mr. Harris held the position of Consulting Services Director for Sykes Enterprises, Inc., a diverse information technology company.

      Robert Manne has served as Vice President — General Counsel since May 1999. Prior to joining the Company, Mr. Manne was an attorney and partner of Becker & Poliakoff, P.A., an international law firm, since 1978. In addition to administering the Litigation Department of the law firm, Mr. Manne was a permanent member of the firm’s executive committee which was responsible for law firm operations. Mr. Manne has performed legal services for the Company since its inception.

      Vivian Maza has served as Vice President — People for the Company since January 1998 and as Secretary of the Company since September 1996. Prior to that, Ms. Maza served as the Office Manager of the Company from its organization in April 1996 and of the Partnership from its inception in 1990 until April 1996. Ms. Maza is a HR Generalist and holds a Professional in Human Resources (PHR) certification from the Society for Human Resource Management (SHRM) association. From 1985 to 1990, Ms. Maza was a systems analyst for the Wholesale Division of ADP.

      Linda Miller has served as Vice President — Communications and Public Relations since January 1999. Ms. Miller served as Vice President, Public Relations, for the Company from July 1998 to January 1999. Prior to that, Ms. Miller served as the Company’s Director of Marketing from January 1997. From 1992 to 1996, Ms. Miller held various positions at Best Software, Inc., a developer of corporate resource management applications, Abra Products Division, including Public Relations Manager.

      Laura Perkins has served as Vice President — Product Strategy since July 1998. From May 1996 to July 1998, Ms. Perkins served as the Director of Applications Consulting for the Company. From 1991 to 1996, Ms. Perkins held various positions with Best Software, Inc., Abra Products Division. Ms. Perkins holds a Certified Payroll Professional (CPP) certification from the American Payroll Association (APA).

      Adam Rogers has served as Senior Vice President — Development since December 2002. From July 2001 to December 2002, Mr. Rogers served as Vice President of Engineering. From May 1997 to July

2001, Mr. Rogers held various positions in the Company’s research and development organization, including Director of Technical Support from October 1998 to November 1999 and Director of Web Development from November 1999 to July 2001.

      Greg Swick has served as Senior Vice President — Sales since January 2001. Mr. Swick served as Vice President and General Manager — PEO Division of the Company’s sales organization from November 1999 to January 2001. From February 1998 to November 1999, Mr. Swick was Director of Sales, Northeast Division. Prior to joining the Company, Mr. Swick was President of The Ultimate Software Group of New York and New England, G.P., a reseller of the Company which was acquired by the Company in March 1998. From 1987 to 1994, Mr. Swick held various positions with ADP, where the most recent position was Area Vice President — ADP Dealer Services Division.

      James C. Thie has served as Chief Information Officer since October 2001. Mr. Thie served as Vice President — Information Technology Group from February 2001 through September 2001. Mr. Thie has worked in the technology field for the past 20 years, principally in the financial services industry, including General Manager and Business Development Director of Encore Development, Inc., an e-business and systems integration company specializing in application development, data warehousing and electronic commerce, from 1999 until joining the Company. From 1996 to 1999, Mr. Thie held various positions with Computer Associates International, an international advanced technology consulting and systems integration company, where his most recent position was Senior Sales Executive.

      LeRoy A. Vander Putten has served as a director of the Company since October 1997, is Chairman of the Compensation Committee of the Board and is a member of the Audit Committee of the Board. Mr. Vander Putten has served as the Executive Chairman of the Insurance Center, Inc., a holding company for 17 insurance companies, since October 2001. Previously, he served as the Chairman of CORE Insurance Holdings, Inc., a member of the GE Global Insurance Group, engaged in the underwriting of casualty reinsurance, from August 2000 to August 2001. From April 1998 to August 2000, he served as Chairman of Trade Resources International Holdings, Ltd., a corporation engaged in trade finance for exporters from developing countries. From January 1988 until May 1997, Mr. Vander Putten was Chairman and Chief Executive Officer of Executive Risk Inc., a specialty insurance holding company. From August 1982 to January 1988, Mr. Vander Putten served as Vice President and Deputy Treasurer of The Aetna Life and Casualty Company, an insurance company.

      James A. FitzPatrick, Jr. has served as a director of the Company since July 2000 and is a member of the Compensation Committee of the Board. Mr. FitzPatrick is a partner in the law firm Dewey Ballantine LLP, which provides legal services to the Company. Before joining Dewey Ballantine LLP as a partner in February 1989, Mr. FitzPatrick was a partner in the law firm LeBoeuf, Lamb, Leiby & MacRae.

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

      Rick Wilber has served as a director of the Company since October 2002 and is a member of the Audit Committee and a member of the Compensation Committee. Mr. Wilber formerly served on the Company’s Board of Directors from October 1997 through May 2000. Mr. Wilber is currently the President of Lynn’s Hallmark Cards, which owns and operates a number of Hallmark Card stores. Mr. Wilber was a co-founder of Champs Sports Shops and served as its President from 1974 to 1984. He served on the Board of Royce Laboratories, a pharmaceutical concern, from 1990 until April 1997, when the company was sold to Watson Pharmaceuticals, Inc., a pharmaceutical concern.

      Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal. Mr. Marc D. Scherr, Mr. James A.

FitzPatrick, Jr. and Mr. Rick Wilber serve on the Board in the class whose term expires at the annual meeting of stockholders (the “Annual Meeting”) in 2003. Mr. Scott Scherr serves on the Board in the class whose term expires at the Annual Meeting in 2004. Mr. LeRoy A. Vander Putten and Mr. Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting of stockholders in 2005.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2002:

	(a)		(c)
	Number of		Number of Securities
	Securities to be	(b)	Remaining Available for
	Issued upon	Weighted-Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
Plan Category	and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	3,946,918	$5.84	4,729,274
Equity compensation plans not approved by security holders	—	—	—

Total	3,946,918	$5.84	4,729,274

      The information set forth in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the heading “Certain Related Transactions.”

Item 14.     Controls and Procedures

      Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report:

(1)	Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

      (2) Consolidated Financial Statement Schedules:

Independent Auditors’ Report

Schedule II — Valuation and Qualifying Accounts

      (3) Exhibits

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the “Registration Statement”)
3.2	—	Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference herein to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)
3.3	—	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the Registration Statement)
4.1	—	Form of Certificate for the Common Stock, par value $0.01 per share*
10.1	—	Shareholders Rights Agreement, dated June 6, 1997 among the Company and certain stockholders named therein*
10.2	—	Asset Purchase Agreement, dated February 2, 1998, among The Ultimate Software Group of Virginia, Inc., the Company and certain principals named therein*
10.3	—	Asset Purchase Agreement, dated February 2, 1998, among the Company, The Ultimate Software Group of the Carolinas, Inc. and certain principals name therein*
10.4	—	Asset Acquisition Agreement, dated February 20, 1998, among the Company, The Ultimate Software Group of Northern California, Inc. and certain principals named therein*
10.5	—	Asset Purchase Agreement dated March 4, 1998, among the Company, Ultimate Investors Group, Inc. and certain principals name therein*
10.6	—	Agreement and Plan of Merger dated February 24, 1998, among the Company, ULD Holding Corp., Ultimate Software Group of New York and New England, G.P. and certain principals named therein*
10.7	—	Nonqualified Stock Option Plan, as amended and restated as of December 20, 2002**
10.8	—	Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and the Company, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 1999)
10.9	—	Rights Agreement, dated as of October 22, 1998, between the Company and BankBoston, N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)

Number		Description

10.10	—	Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 1999)
10.11	—	Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated October 21, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.12	—	Warrant issued to Aberdeen Strategic Capital LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.13	—	Software License Agreement between the Company and Ceridian Corporation dated as of March 9, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 27, 2001)
10.14	—	Letter amendment between the Company and Ceridian Corporation dated as of August 9, 2001 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.15	—	Letter amendment between the Company and Ceridian Corporation dated as of February 5, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.16	—	Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.17	—	Revolving Promissory Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.18	—	Equipment Term Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.19	—	Services Agreement between the Company and Ceridian Corporation dated as of February 10, 2003**
10.20	—	Third Loan Modification Agreement by and between the Company and Silicon Valley Bank dated March 27, 2003**
21.1	—	Subsidiary of the Registrant*
23.1	—	Consent of KPMG LLP**
23.2	—	Notice of inability to obtain consent from Arthur Andersen LLP**
99.1	—	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995**
99.2	—	Certification Pursuant to 18 U.S.C. Section 1350, Scott Scherr**
99.3	—	Certification Pursuant to 18 U.S.C. Section 1350, Mitchell K. Dauerman**

*	Incorporated herein by reference to the corresponding exhibit in the Company’s Registration Statement.

**	Filed herewith.

      (b) Reports on Form 8-K

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

INDEPENDENT AUDITORS’ REPORT

To Board of Directors

The Ultimate Software Group, Inc.:

      Under date of January 31, 2003 except as to Note 4 which is as of March 27, 2003, we reported on the consolidated balance sheet of The Ultimate Software Group, Inc. and subsidiary (the “Company”) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, as contained in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2002 financial statement schedule as listed in Item 15 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of The Ultimate Software Group, Inc. and subsidiary as of December 31, 2001, and for each of the years in the two year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their reports dated February 1, 2002.

      In our opinion, such 2002 financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Miami, Florida,

January 31, 2003, except as to Note 4 which is as of March 27, 2003.

      THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE ULTIMATE SOFTWARE GROUP, INC.’S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 WHICH IS FILED HEREWITH.

INDEPENDENT AUDITORS’ REPORT

To The Ultimate Software Group, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated February 1, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Miami, Florida,

February 1, 2002.

SCHEDULE II

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to		Balance at
Classification	Year	Operations	Deductions(1)	End of Year

Allowance for Doubtful Accounts
December 31, 2002	$2,465	$1,798	$(3,263)	$1,000
December 31, 2001	$2,461	$4,151	$(4,147)	$2,465
December 31, 2000	1,673	3,572	(2,784)	2,461

(1)	Accounts receivable are principally from end-users of the Company’s products. The Company performs periodic credit evaluations of its customers and has recorded allowances for estimated losses.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ULTIMATE SOFTWARE GROUP, INC.

By:	/s/ MITCHELL K. DAUERMAN

Mitchell K. Dauerman
Executive Vice President, Chief Financial
Officer and Treasurer

Date: March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr Scott Scherr	President, Chief Executive Officer and Chairman of the Board	March 31, 2003

/s/ Mitchell K. Dauerman Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ Marc D. Scherr Marc D. Scherr	Vice Chairman of the Board	March 31, 2003

/s/ LeRoy A. Vander Putten LeRoy A. Vander Putten	Director	March 31, 2003

/s/ James A. FitzPatrick, Jr. James A. FitzPatrick, Jr.	Director	March 31, 2003

/s/ Robert A. Yanover Robert A. Yanover	Director	March 31, 2003

/s/ Rick Wilber Rick Wilber	Director	March 31, 2003

CERTIFICATIONS

I, Scott Scherr, certify that:

1.	I have reviewed this annual report on Form 10-K of The Ultimate Software Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SCOTT SCHERR

Scott Scherr
Chief Executive Officer

Date: March 26, 2003

CERTIFICATIONS

      I, Mitchell K. Dauerman, certify that:

1.	I have reviewed this annual report on Form 10-K of The Ultimate Software Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MITCHELL K. DAUERMAN

Mitchell K. Dauerman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 26, 2003