Form 10-Q
period 2003-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2003-05-14
CIK 1016125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-24347

                        THE ULTIMATE SOFTWARE GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                65-0694077
   ------------------------------        ------------------------------------
   State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization


       2000 ULTIMATE WAY, WESTON, FL                             33326
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                (954) 331 - 7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of May 1, 2003 there were 17,332,768 shares of the Registrant's Common Stock, par value $.01, outstanding.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                                               PAGE(S)
                                                                                               -------

PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements (unaudited):
     Condensed Consolidated Balance Sheets as of March 31, 2003 and
            December 31, 2002                                                                     3
     Condensed Consolidated Statements of Operations for the Three Months
             Ended March 31, 2003 and 2002                                                        4
     Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2003 and 2002                                                         5
     Notes to Condensed Consolidated Financial Statements                                        6-9

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                 10-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                              19

Item 4 - Controls and Procedures                                                                 19

PART II-OTHER INFORMATION:

Item 6 - Exhibits and Reports on Form 8-K                                                        19

SIGNATURES                                                                                       20
CERTIFICATIONS                                                                                  21-22


                     PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                                As of                As of
                                                                              March 31,           December 31,
                                                                                 2003                 2002
                                                                             -----------          ------------
                                                                             (Unaudited)

                                 ASSETS
Current assets:
     Cash and cash equivalents                                                 $  8,394             $  8,974
     Accounts receivable, net                                                     7,794               10,381
     Prepaid expenses and other current assets                                    1,634                1,273
                                                                               --------             --------
        Total current assets                                                     17,822               20,628

Property and equipment, net                                                       6,917                7,233
Capitalized software, net                                                         2,372                2,753
Other assets                                                                        542                  529
                                                                               --------             --------
        Total assets                                                           $ 27,653             $ 31,143
                                                                               ========             ========


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                          $  2,350             $  2,693
     Accrued expenses                                                             4,893                5,529
     Current portion of deferred revenue                                         20,145               20,874
     Current portion of capital lease obligations                                   637                  767
     Current portion of long term debt                                              497                  501
                                                                               --------             --------
        Total current liabilities                                                28,522               30,364

Deferred revenue, net of current portion                                          4,954                6,941
Capital lease obligations, net of current portion                                   225                  361
Long term debt, net of current portion                                              720                  845
                                                                               --------             --------
        Total liabilities                                                        34,421               38,511
                                                                               --------             --------

Stockholders' (deficit):
     Preferred Stock, $.01 par value, 2,000,000 shares authorized,
        no shares issued or outstanding in 2003 and 2002                             --                   --
     Series A Junior Participating Preferred Stock, $.01 par value,
        500,000 shares authorized, no shares issued or outstanding
        in 2003 and 2002, respectively                                               --                   --
     Common Stock, $.01 par value, 50,000,000 shares authorized,
        17,590,415 and 15,869,043 shares issued in 2003
        and 2002, respectively                                                      176                  168
     Additional paid-in capital                                                  71,830               68,602
     Accumulated deficit                                                        (77,720)             (75,084)
                                                                               --------             --------
                                                                                 (5,714)              (6,314)
     Treasury stock, at cost, 257,647 and 240,447 shares in 2003
        and 2002, respectively                                                   (1,054)              (1,054)
                                                                               --------             --------
        Total stockholders' (deficit)                                            (6,768)              (7,368)
                                                                               --------             --------
        Total liabilities and stockholders' (deficit)                          $ 27,653             $ 31,143
                                                                               ========             ========



      The accompanying unaudited notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                      For the Three Months
                                                        Ended March 31,
                                                   -----------------------------
                                                     2003                 2002
                                                   --------             --------
Revenues, net:
     License                                       $  1,213             $  1,395
     Recurring                                        6,861                3,934
     Services                                         6,328                5,627
                                                   --------             --------
        Total revenues, net                          14,402               10,956
                                                   --------             --------
Cost of revenues:
     License                                            243                  140
     Recurring                                        2,291                1,950
     Services                                         4,435                4,558
                                                   --------             --------
        Total cost of revenues                        6,969                6,648
                                                   --------             --------
Operating expenses:
     Sales and marketing                              4,089                4,538
     Research and development                         4,329                4,331
     General and administrative                       1,618                1,130
                                                   --------             --------
        Total operating expenses                     10,036                9,999
                                                   --------             --------
        Operating loss                               (2,603)              (5,691)
Interest expense                                        (53)                 (72)
Interest and other income                                20                   40
                                                   --------             --------
     Net loss                                      $ (2,636)            $ (5,723)
                                                   ========             ========

Net loss per share -- basic and diluted            $  (0.16)            $  (0.36)
                                                   ========             ========

Weighted average shares outstanding:
     Basic and diluted                               16,718               15,885
                                                   ========             ========





      The accompanying unaudited notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                    For the Three Months
                                                                                       Ended March 31
                                                                               -------------------------------
                                                                                  2003                 2002
                                                                                --------             --------
Cash flows from operating activities:
    Net loss                                                                    $ (2,636)            $ (5,723)
    Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
      Depreciation and amortization                                                1,300                1,439
      Provision for doubtful accounts                                                161                   32
      Non-cash issuance of stock options for board fees                               31                   21
      Changes in operating assets and liabilities:
        Accounts receivable                                                        2,426                4,253
        Prepaid expenses and other current assets                                   (361)                 (98)
        Other assets                                                                 (13)                  (3)
        Accounts payable                                                            (343)                 263
        Accrued expenses                                                            (636)              (1,112)
        Deferred revenue                                                          (2,716)               5,365
                                                                                --------             --------
          Net cash (used in) provided by operating activities                     (2,787)               4,437
                                                                                --------             --------

Cash flows from investing activities:
    Purchases of property and equipment                                             (605)                (623)
                                                                                --------             --------
          Net cash used in investing activities                                     (605)                (623)
                                                                                --------             --------

Cash flows from financing activities:
    Repurchase of treasury stock                                                      --                 (119)
    Principal payments on capital lease obligations                                 (266)                (579)
    Principal payments on borrowings under Credit Facility                          (129)                  --
    Net proceeds from issuances of Common Stock                                    3,207                    9
                                                                                --------             --------
          Net cash provided by (used in) financing activities                      2,812                 (689)
                                                                                --------             --------

Net (decrease) increase in cash and cash equivalents                                (580)               3,125
Cash and cash equivalents, beginning of period                                     8,974                8,464
                                                                                --------             --------
Cash and cash equivalents, end of period                                        $  8,394             $ 11,589
                                                                                ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                      $     43             $     60
                                                                                ========             ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

  - The Company entered into capital lease obligations to acquire new equipment totaling $0.0 and $ 0.4 in the three months ended March 31, 2003 and 2002, respectively.





      The accompanying unaudited notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiary (the "Company") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 31, 2003 (the "Form 10-K").

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2. LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

         On January 23, 2003, the Company raised $0.2 million of capital through the private sale of 50,000 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), and a warrant to purchase 5,000 shares of Common Stock at $4 per share to a shareholder of the Company. On March 13, 2003, the Company raised an additional $3.0 million of capital through the private sale of 750,000 shares of the Company's Common Stock and a warrant to purchase 75,000 shares of Common Stock at $4 per share to Ceridian Corporation ("Ceridian"). The additional capital raised in January 2003 and March 2003 is collectively referred to as "Recent Capital Raised."

         On February 10, 2003, the Company entered into a services agreement with Ceridian (the "Ceridian Services Agreement") under which Ceridian will pay Ultimate Software a total of $2.25 million in four equal installments during each of the calendar quarters of 2003 in exchange for additional services provided by Ultimate Software in 2003. The Company received a payment of $562,500 from Ceridian during March 2003. The Ceridian Services Agreement terminates on December 31, 2003.

         On March 27, 2003, the Company amended its revolving line of credit agreement with Silicon Valley Bank (the "Credit Facility") to extend the expiration date of the agreement to May 28, 2004. The Company was not in compliance with the Quick Ratio financial covenant of the Credit Facility, as defined in the Credit Facility (the "Quick Ratio"), for the month ended March 31, 2003. On April 29, 2003, the Company and Silicon Valley Bank amended the Credit Facility to modify the Quick Ratio by reducing the requirement from a ratio of 2.0 to 1.0 to 1.75 to 1.0. This loan modification was effective for the month ended March 31, 2003 and each month thereafter through the revised expiration date of May 28, 2004. As a result of the loan modification, the Company is in compliance with all debt covenants pursuant to the Credit Facility, as amended from time to time.

         The Company believes that cash and cash equivalents, cash generated from operations and available borrowings under the existing revolving line of credit with Silicon Valley Bank will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management's expectations for future revenue growth, improvements in gross margins, controlled operating expenses and collections of accounts receivable. However, the Company may seek to raise additional funds during such period through the sale of additional shares of the Company's common stock, par value $0.01, or other securities. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

3. CONCENTRATION OF REVENUES

         During the three months ended March 31, 2003, one of the Company's customers, Ceridian, accounted for 15.8% of total revenues. No other customer accounted for more than 10% of total revenues in 2003 or 2002.

         Of the 15.8% of total revenues recognized from Ceridian, 13.4% relates to recurring revenue recognized pursuant to the Original Ceridian Agreement, discussed below, and 2.4% relates to services revenue recognized under the Ceridian Services Agreement (see Note 2).

         During 2001, the Company and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian intends to market primarily to businesses with under 500 employees (the "Original Ceridian Agreement"). The aggregate minimum payments that Ceridian is obligated to pay the Company under the Original Ceridian Agreement over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to the Company a total of $16.5 million under the Original Ceridian Agreement. The parties expect the minimum term of the Original Ceridian Agreement to extend until March 2008 (the "Ceridian Term"). A minimum of approximately $642,000 has been and will be recognized as subscription revenue, a component of recurring revenue, on a monthly basis, from the Original Ceridian Agreement for the period beginning August 28, 2002 through the end of the Ceridian Term.

         Services revenue from the Ceridian Services Agreement is recognized on a straight-line basis from the date of the agreement, February 10, 2003, through the expiration of such agreement, or December 31, 2003.

4. COMPREHENSIVE INCOME

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

5. EARNINGS PER SHARE

             The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):


                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                      ------------------------
                                                                       2003              2002
                                                                      ------            ------
         Weighted average shares outstanding                          16,718            15,885
         Effect of dilutive stock options                                 --                --
                                                                      ------            ------
         Dilutive shares outstanding                                  16,718            15,885
                                                                      ======            ======

         Options outstanding which are not included in the
         calculation of diluted loss per share
         because their impact is antidilutive                          5,295             4,690
                                                                      ======            ======

6. STOCK-BASED COMPENSATION

         The Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, the Company recognizes no compensation expense related to employee stock options since options are granted at a price equal to the market price of the underlying stock on the date of grant.

         The Company's Nonqualified Stock Option Plan (the "Plan") authorizes the grant of options to directors, officers and employees of the Company for up to 9,000,000 shares of the Company's Common Stock. As of March 31, 2003, 3,460,145 shares of the Company's Common Stock are available for grant. Options granted generally have a 10-year term, vesting 25% immediately and 25% for each of the following three years.

         The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148").

         The following pro forma information regarding net loss and net loss per share, as required by SFAS No. 123, has been determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 2.84% for 2003 and 2.72% for 2002, a dividend yield of 0% for all periods presented, expected volatility of 46% for 2003 and 68% for 2002 and an expected life of four years for each of the periods presented. The Company's pro forma information is as follows (in thousands, except per share amounts):


                                                                                        FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                     ---------------------------
                                                                                        2003                2002
                                                                                     -------             -------
         Net loss:
               As reported                                                           $(2,636)            $(5,723)
               Stock-based employee compensation as determined under fair
               value method for all awards                                              (493)               (547)
                                                                                     -------             -------
               Pro forma                                                             $(3,129)            $(6,270)
                                                                                     =======             =======

         Net loss per share:
               As reported, basic and diluted                                        $ (0.16)            $ (0.36)
               Pro forma, basic and diluted                                          $ (0.19)            $ (0.39)


7. RECENT ACCOUNTING LITERATURE

         SFAS No. 148, issued in December 2002, amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim, financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of January 1, 2003 and continues to follow APB No. 25 in accounting for employee stock options.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 as of January 1, 2003. Adoption did not have a material impact on the Company's unaudited consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of adopting FIN 46. However, the Company does not believe that it is party to any arrangement that would fall within the scope of FIN 46.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. ("Ultimate Software" or the "Company") should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 31, 2003, including Exhibit 99.1 thereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

REVENUE RECOGNITION

         The Company licenses software under non-cancelable license agreements and provides services including maintenance, implementation, training and consulting services. In accordance with the provisions of The American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," license revenues are generally recognized when a non-cancelable license agreement has been signed, the product has been shipped, no significant vendor obligations remain and collection of the related receivable is considered probable.

         For multiple-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on the fair value of the element, regardless of any separate prices stated within the contract for each element. Fair value is generally considered the price a customer would be required to pay if the element were to be sold separately. The Company applies the residual method as allowed under SOP 98-9, "Modifications of 97-2, Software Revenue Recognition With Respect to Certain Transactions" in accounting for any element of an arrangement that remains undelivered.

         Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company's software. Subscription revenues are principally derived from per employee per month ("PEPM") fees earned through the hosted offering branded "Intersourcing" (the "Intersourcing Offering"), hosting services offered to customers that license UltiPro on a perpetual basis ("Base Hosting") and the business service provider sales channel, as well as revenues generated from the Original Ceridian Agreement, as defined below. Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services.

         Subscription revenues generated from the Intersourcing Offering are recognized in accordance with Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables" as a services arrangement since the customer is purchasing the right to use UltiPro rather than licensing the software on a perpetual basis. Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by EITF 00-21. Subscription revenues generated from Base Hosting are recognized in accordance with EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. Fair value of multiple elements in Base Hosting arrangements is assigned in accordance with guidelines provided by SOP 97-2.

         Services revenues include revenues from fees charged for the implementation of the Company's software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2's for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Other services are recognized as the product is shipped or as the services are rendered.

         Arrangement fees related to fixed-fee implementation services contracts are recognized using the percentage of completion accounting method. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete.

         The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). Management believes the Company is currently in compliance with the current provisions set forth in SOP 97-2, SOP 98-9, EITF 00-21, EITF 00-3 and SAB No. 101. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and issuance of new interpretations, once finalized, could lead to changes in the way revenue is recognized.

SOFTWARE DEVELOPMENT COSTS

         SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. There were no software costs capitalized during 2003 and 2002. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which are typically three years. Amortization of capitalized software was $380,000 and $455,000 for the three months ending March 31, 2003 and 2002, respectively. Accumulated amortization of capitalized software was $3.3 million for the period ended March 31, 2003 and $1.6 million for the period ended March 31, 2002.

CONCENTRATION OF REVENUES

         During the three months ended March 31, 2003, one of the Company's customers, Ceridian Corporation, accounted for 15.8% of total revenues. No other customer accounted for more than 10% of total revenues in 2003 or 2002. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. See Note 3 of the unaudited Notes to Condensed Consolidated Financial Statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on accounts receivable. A considerable amount of judgment is required when the realization of receivables is assessed, including assessing the probability of collection and current credit-worthiness of each customer. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

OVERVIEW

         Ultimate Software designs, markets, implements and supports technologically advanced payroll and workforce management solutions. The Company's mission is to become the premier infrastructure provider of Internet payroll and workforce management solutions.

         Ultimate Software's UltiPro Workforce Management ("UltiPro") is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro's human resources ("HR") and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer's gateway for its workforce to access company-related and personal information. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities efficiently.

         UltiPro Workforce Management is marketed both through the Company's direct sales team as well as through alliances with business service providers
(BSPs) that market co-branded UltiPro to their customer bases. Ultimate Software's direct sales team focuses on companies with more than 500 employees and sells both on a license (typically in-house) and service basis (typically hosted and priced on a per-employee-per-month basis). The Company's BSP alliances focus primarily on companies with under 500 employees and typically sell an Internet solution priced on a monthly/service basis, sharing revenue with Ultimate Software.

         The Company's direct sales force markets UltiPro as an in-house payroll and workforce management solution and alternatively as the Intersourcing Offering. Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that are striving to focus on their core competencies to increase sales and profits. Through the Intersourcing model introduced in 2002, the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a BellSouth data center.

INTERSOURCING OFFERING

         In 2002, the Company introduced the Intersourcing Offering, which is a hosting service through which the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a BellSouth data center. Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis. Hosting services, available in a shared or dedicated environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology
(IT) support requirements of their business applications and are priced on a per-employee-per-month basis. In a shared environment, commonly used for Intersourcing, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data center. In a dedicated environment, servers are dedicated to specific customers that purchase this particular service. The majority of the Company's hosting arrangements are provided through a shared environment.

         The Intersourcing Offering is designed to provide an appealing pricing structure to customers who prefer to minimize the initial cash outlay associated with typical capital expenditures. Intersourcing customers purchase the right to use UltiPro on an ongoing basis for a specific term in a shared or dedicated hosted environment. The pricing for Intersourcing, including both the hosting element as well as the right to use UltiPro, is on a per-employee-per-month basis.

CERIDIAN SERVICES AGREEMENT

         On February 10, 2003, the Company entered into a services agreement with Ceridian Corporation ("Ceridian") (the "Ceridian Services Agreement") under which Ceridian is required to pay Ultimate Software a total of $2.25 million in four equal installments during each calendar quarter of 2003 in exchange for additional services provided by Ultimate Software in 2003. The Ceridian Services Agreement terminates on December 31, 2003. Ceridian paid the Company the first installment of $562,500 during March 2003. Services revenue is recognized on a straight-line basis from February 10, 2003 through December 31, 2003.

ORIGINAL CERIDIAN AGREEMENT

         During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian intends to market primarily to businesses with under 500 employees (the "Original Ceridian Agreement"). The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $16.5 million under the Original Ceridian Agreement. The parties expect the minimum term of the Original Ceridian Agreement to extend until March 2008.

COMPANY BACKGROUND

         The Company is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd., a limited partnership founded in 1990. Ultimate Software's headquarters are located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (954) 331-7000. To date, the Company derives no revenue from customers outside of the United States and has no assets located outside of the United States.

RESULTS OF OPERATIONS

         The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.


                                                        For the Three Months
                                                           Ended March 31,
                                                      --------------------------
                                                       2003                2002
                                                      ------              ------
         Revenues:
               License                                   8.4%               12.7%
               Recurring                                47.7                35.9
               Services                                 43.9                51.4
                                                      ------              ------
                  Total revenues                       100.0               100.0
                                                      ------              ------
         Cost of revenues:
               License                                   1.7                 1.3
               Recurring                                15.9                17.8
               Services                                 30.8                41.6
                                                      ------              ------
                  Total cost of revenues                48.4                60.7
                                                      ------              ------
         Operating expenses:
               Sales and marketing                      28.4                41.4
               Research and development                 30.1                39.5
               General and administrative               11.2                10.3
                                                      ------              ------
                  Total operating expenses              69.7                91.2
                                                      ------              ------
                  Operating loss                       (18.1)              (51.9)
         Interest expense                               (0.3)               (0.6)
         Interest and other income                       0.1                 0.3
                                                      ------              ------
               Net loss                                (18.3)%             (52.2)%
                                                      ======              ======

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

         Recurring revenues include maintenance and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company's software. Subscription revenues are principally derived from per employee per month ("PEPM") fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. All of the Company's customers that purchased software during 2003 and 2002 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

         Services revenues include revenues from fees charged for the implementation of the Company's software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2's for certain customers, as well as revenue generated from the Ceridian Services Agreement and certain reimbursable out-of-pocket expenses. Service revenues are recognized as services are performed and delivered.

         Total revenues, consisting of license, recurring and services revenues, increased 31.5% to $14.4 million for the three months ended March 31, 2003 from $11.0 million for the three months ended March 31, 2002.

         License revenues decreased 13.1% to $1.2 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002. The decrease in license revenues for the three-month period is primarily due to a reduction in the number of units sold by the Company's direct sales channel during the first quarter of 2003.

         Recurring revenues increased 74.4% to $6.9 million for the three months ended March 31, 2003 from $3.9 million for the three months ended March 31, 2002. The increase in the three month period is primarily due to (i) the recognition of subscription revenue, beginning on August 28, 2002, under the Original Ceridian Agreement, as amended from time to time, (ii) an increase in maintenance revenues generated from incremental licenses sold in 2002 and, to a lesser extent, (iii) revenues recognized pursuant to the Intersourcing Offering, which was introduced in 2002.

         Services revenues increased 12.5% to $6.3 million for the three months ended March 31, 2003 from $5.6 million for the three months ended March 31, 2002. The increase in services revenues for the three-month period was principally due to the revenue recognized under the Ceridian Services Agreement beginning February 10, 2003, and, to a lesser extent, an increase in reimbursable out-of-pocket expenses and an increase in training revenues.

COST OF REVENUES

         Cost of revenues consists of the cost of license, recurring and services revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company's customers, the cost of periodic updates and the costs of subscription revenues, including costs associated with the Intersourcing Offering and amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company's customers and, to a lesser degree, costs, costs related to sales of payroll-related forms and costs associated with reimbursable out-of-pocket expenses.

         Total cost of revenues, consisting of license, recurring and services revenues, increased 4.8% to $7.0 million for the three months ended March 31, 2003 from $6.6 million for the three months ended March 31, 2002.

         Cost of license revenues increased 73.6 % to $243,000 for the three months ended March 31, 2003 from $140,000 for the three months ended March 31, 2002 primarily due to an increase in third party fees. Cost of license revenues, as a percentage of license revenues, increased to 20.0% for the three months ended March 31, 2003 as compared to 10.0% for the three months ended March 31, 2002 principally due to lower license revenues.

         Cost of recurring revenues increased 14.2% to $2.3 million for the three months ended March 31, 2003 from $2.0 million for the three months ended March 31, 2002. The increase in the three-month period was primarily attributable to costs associated with the Intersourcing Offering, including depreciation and amortization of related computer equipment, and increased costs of maintenance revenues principally due to higher labor costs. Cost of recurring revenues, as a percentage of recurring revenues, decreased to 33.4% for the three months ended March 31, 2003 as compared to 49.6% for the three months ended March 31, 2002. The decrease in the three-month period ended March 31, 2003 was primarily a result of the absorption of these costs into an increased recurring revenue base.

         Cost of services revenues decreased 2.7 % to $4.4 million for the three months ended March 31, 2003 from $4.6 million for the three months ended March 31, 2002. The decrease in the three-month period was primarily due to lower labor costs for implementation services. Cost of services revenues, as a percentage of services revenues, for the three months ended March 31, 2003 decreased to 70.1% as compared to 81.0% for the three months ended March 31, 2002. The decrease in the three-month period was primarily due to a reduction in the labor costs as well as an expanded services revenue base.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased 9.9 % to $4.1 million for the three months ended March 31, 2003 from $4.5 million for the three months ended March 31, 2002 primarily due to lower labor costs, including sales commissions. Sales and marketing expenses, as a percentage of total revenues, decreased to 28.4% as compared to 41.4% for the three months ended March 31, 2003 and 2002, respectively. The decrease in the three-month period was primarily a result of the combination of a reduction in labor costs and an increase in the total revenue base.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses of $4.3 million for the three-month period ended March 31, 2003 were consistent with the prior year comparable period. A slight increase in labor costs, principally benefit costs, was offset by a decrease in the amortization of capitalized software due to the cessation of the capitalizable period for certain software. Research and development expenses, as a percentage of total revenues, decreased to 30.0% for the three months ended March 31, 2003 as compared to 39.5% for the period ended March 31, 2002 principally due to the absorption of these costs in an increased total revenue base.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 43.2% to $1.6 million for the three months ended March 31, 2003 from $1.1 million for the three months ended March 31, 2002. General and administrative expenses, as a percentage of total revenues, increased to 11.2% for the three months ended March 31, 2003 as compared to 10.3% for the three months ended March 31, 2002. The increase in general and administrative expenses was primarily due to an increase in the provision for doubtful accounts and higher professional fees principally as a result of compliance with recent corporate governance rules.

INTEREST EXPENSE

         Interest expense decreased 26.4% to $53,000 for the three months ended March 31, 2003 from $72,000 for the three months ended March 31, 2002. The decrease in interest expense for the three-month period was primarily due to a decrease in capital lease obligations.

INTEREST AND OTHER INCOME

         Interest and other income decreased 50.0% to $20,000 for the three months ended March 31, 2003 from $40,000 for the three months ended March 31, 2002. The decrease in interest and other income for the three-month period was primarily due to the reduction of funds available for investment in 2003.

INCOME TAXES

         No provision or benefit for federal, state or foreign income taxes was made for the three months ended March 31, 2003 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2002 expire at various times through the year 2022, and are available to offset future taxable income. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

         As of March 31, 2003, the Company had $8.4 million in cash and cash equivalents, reflecting a net decrease of $0.6 million since December 31, 2002. The working capital deficit was $10.7 million and $9.7 million as of March 31, 2003 and December 31, 2002, respectively. The decrease in working capital resulted primarily from the funding of operations, partially offset by Recent Capital Raised, as defined below.

         Net cash used in operating activities was $2.8 million for the three months ended March 31, 2003 as compared to cash provided by operating activities of $4.4 million for the three months ended March 31, 2002. During February 2002, the Company received $6.0 million from Ceridian as a prepayment by Ceridian of minimum guaranteed payments for 2003 due to the Company pursuant to the original Ceridian agreement, as amended from time to time. During the three months ended March 31, 2003, the Company received $0.6 million from Ceridian pursuant to the Ceridian Services Agreement.

         Net cash used in investing activities totaling $0.6 million for the three months ended March 31, 2003 was consistent with the prior year comparable period due to similar capital expenditures for both periods.

         Net cash provided by financing activities for the three months ended March 31, 2003 was $2.8 million as compared to net cash used in financing activities of $0.7 million for the three months ended March 31, 2002. The increase in net cash provided by financing activities was primarily due to the proceeds from Recent Capital Raised.

         During the first quarter of 2003, the Company raised an aggregate total of $3.2 million of capital through the private sales of 800,000 shares of the Company's Common Stock and warrants to purchase 80,000 shares of the Company's Common Stock at $4 per share ("Recent Capital Raised"). As the Company's revenue mix shifts from license revenue to recurring revenue, particularly through the Intersourcing Offering, and cash inflow consequently shifts from relatively large, one-time upfront payments to recurring monthly payments, the Company may continue to seek to raise additional funds through the sale of additional shares of Common Stock or other securities.

         The Company has a revolving line of credit (the "Credit Facility") with Silicon Valley Bank, which is secured by all of the Company's assets, including a negative pledge on intellectual property, and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability). The Credit Facility provides working capital financing for up to 75% of the Company's eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases, and stand-by letters of credit for up to $0.5 million. The maximum amount available under the Credit Facility is $5.0 million. The Credit Facility, as amended, expires on May 28, 2004. As of March 31, 2003, the Company had $1.2 million outstanding under the eligible equipment purchases portion of the Credit Facility, with an aggregate of $3.8 million available under the Credit Facility. The Company was not in compliance with the Quick Ratio financial covenant of the Credit Facility, as defined in the Credit Facility (the "Quick Ratio"), for the month ended March 31, 2003. On April 29, 2003, the Company and Silicon Valley Bank amended the Credit Facility to modify the Quick Ratio by reducing the requirement from a ratio of 2.0 to 1.0 to 1.75 to 1.0. This loan modification was effective for the month ended March 31, 2003 and each month thereafter through the revised expiration date of May 28, 2004. As a result of the loan modification, the Company is in compliance with all debt covenants pursuant to the Credit Facility, as amended from time to time. Under the terms of the Credit Facility, no dividends may be paid on the Company's Common Stock without the consent of Silicon Valley Bank.

         The Company believes that cash and cash equivalents, cash generated from operations, including Recent Capital Raised, and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management's expectations for future revenue growth, improvements in gross margins, controlled operating expenses and collections of accounts receivable. However, as discussed above, the Company may seek to raise additional funds during such period through the sale of additional shares of Common Stock or other securities. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

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

         INTEREST RATES. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, as amended, which expires on May 28, 2004, is based on Prime Rate plus 1.0% per annum. As of March 31, 2003, $1.2 million was outstanding under the Credit Facility and the interest rate was 5.75% per annum. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on current and future borrowings under the Credit Facility.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         (b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of such evaluation.

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             NUMBER                        DESCRIPTION
             ------                        -----------

             10.10 Fourth Loan Modification Agreement dated April 29, 2003 by and between the Company and Silicon Valley Bank

             99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         No report on Form 8-K was filed with the SEC during the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE ULTIMATE SOFTWARE GROUP, INC.



Date: May 14, 2003                         By:  /s/ MITCHELL K. DAUERMAN
                                                --------------------------------
                                                Executive Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Authorized Signatory and
                                                Principal Financial and
                                                Accounting Officer)

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ SCOTT SCHERR
---------------------------------
Scott Scherr
Chief Executive Officer

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/  MITCHELL K. DAUERMAN
---------------------------------------------
Mitchell K. Dauerman
Chief Financial Officer
(Principal Financial and Accounting Officer)