Form 10-Q
period 2003-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2003-07-30
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-24347

THE ULTIMATE SOFTWARE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	65-0694077

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2000 Ultimate Way, Weston, FL	33326

(Address of principal executive offices)	(Zip Code)

(954) 331 — 7000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of July 17, 2003, there were 20,458,518 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page(s)

Part I – Financial Information:

Item 1 – Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3

Condensed Consolidated Statements of Operations for the Three Months And Six Months Ended June 30, 2003 and 2002	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	5

Notes to Condensed Consolidated Financial Statements	6-10

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-21

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 – Controls and Procedures	21

Part II–Other Information:

Item 4 – Submission of Matters to a Vote of Security Holders	22

Item 6 – Exhibits and Reports on Form 8-K	23

Signatures	24

PART 1—FINANCIAL INFORMATION

ITEM 1—Financial Statements

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$8,077	$8,974
Accounts receivable, net	6,675	10,381
Prepaid expenses and other current assets	1,604	1,273

Total current assets	16,356	20,628
Property and equipment, net	6,131	7,233
Capitalized software, net	1,993	2,753
Other assets, net	1,242	529

Total assets	$25,722	$31,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,363	$2,693
Accrued expenses	4,156	5,529
Current portion of deferred revenue	20,644	20,874
Current portion of capital lease obligations	539	767
Current portion of long term debt	1,098	501

Total current liabilities	27,800	30,364
Deferred revenue, net of current portion	3,339	6,941
Capital lease obligations, net of current portion	100	361
Long term debt, net of current portion	—	845

Total liabilities	31,239	38,511

Stockholders’ deficit:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding in 2003 and 2002, respectively	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 18,513,315 and 16,610,790 shares issued in 2003
and 2002, respectively	185	168
Additional paid-in capital	75,508	68,602
Accumulated deficit	(80,156)	(75,084)

	(4,463)	(6,314)
Treasury stock, 257,647 shares at cost	(1,054)	(1,054)

Total stockholders’ deficit	(5,517)	(7,368)

Total liabilities and stockholders’ deficit	$25,722	$31,143

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues, net:
License	$2,064	$4,299	$3,277	$5,694
Recurring	7,114	4,042	13,974	7,975
Services	5,043	4,904	11,371	10,531

Total revenues, net	14,221	13,245	28,622	24,200

Cost of revenues:
License	237	383	480	523
Recurring	2,275	1,965	4,568	3,915
Services	4,057	4,295	8,492	8,853

Total cost of revenues	6,569	6,643	13,540	13,291

Operating expenses:
Sales and marketing	4,209	4,497	8,297	9,035
Research and development	4,527	4,335	8,856	8,666
General and administrative	1,293	1,566	2,909	2,695

Total operating expenses	10,029	10,398	20,062	20,396

Operating loss	(2,377)	(3,796)	(4,980)	(9,487)
Interest expense	(75)	(79)	(128)	(151)
Interest and other income	16	49	36	89

Net loss	$(2,436)	$(3,826)	$(5,072)	$(9,549)

Net loss per share — basic and diluted	$(0.14)	$(0.24)	$(0.30)	$(0.60)

Weighted average shares outstanding:
Basic and diluted	17,515	15,907	17,120	15,896

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,072)	$(9,549)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,544	2,900
Provision for doubtful accounts	101	367
Non-cash issuance of stock options for board fees and services	62	42
Changes in operating assets and liabilities:
Accounts receivable	3,605	2,711
Prepaid expenses and other current assets	(331)	(100)
Other assets	(380)	(6)
Accounts payable	(1,330)	(90)
Accrued expenses	(1,389)	(1,768)
Deferred revenue	(3,832)	6,502

Net cash (used in) provided by operating activities	(6,022)	1,009

Cash flows from investing activities:
Purchases of property and equipment	(650)	(1,943)
Acquisition	(350)	—

Net cash used in investing activities	(1,000)	(1,943)

Cash flows from financing activities:
Repurchase of treasury stock	—	(191)
Principal payments on capital lease obligations	(489)	(1,119)
Net (repayments) borrowings under Credit Facility	(248)	587
Net proceeds from issuances of Common Stock	6,862	2,012

Net cash provided by financing activities	6,125	1,289

Net (decrease) increase in cash and cash equivalents	(897)	355
Cash and cash equivalents, beginning of period	8,974	8,464

Cash and cash equivalents, end of period	$8,077	$8,819

Supplemental disclosure of cash flow information:
Cash paid for interest	$104	$122

Supplemental disclosure of non-cash financing activities:

- The Company entered into capital lease obligations to acquire new equipment totaling $0 and $1,007 in the six months ended June 30, 2003 and 2002, respectively.

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiary (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on April 1, 2003 (the “Form 10-K”).

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

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

     From January 1, 2003 through July 16, 2003, the Company raised an aggregate of approximately $17.8 million of capital, net of estimated stock issuance costs, through the private sales of (i) a total of 1,708,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and warrants to purchase an aggregate 170,800 shares of Common Stock at $4.00 per share to investors, including Ceridian Corporation and some existing shareholders; and (ii) a total of 2,200,000 shares of Common Stock at $5.30 per share, before stock issuance costs, to two institutional investors. Of the aggregate of approximately $17.8 million of capital raised, approximately $11.0 million, net of estimated stock issuance costs, was received on July 16, 2003 (the “Recent Capital Raised”).

     On March 27, 2003, the Company amended its revolving line of credit agreement with Silicon Valley Bank (the “Credit Facility”) to extend the expiration date of the agreement to May 28, 2004. As of June 30, 2003, the outstanding balance of the Credit Facility, totaling $1.1 million, is classified as current on the Company’s unaudited balance sheet, based on the existing expiration date of the Credit Facility. The Company is in the process of negotiating the potential renewal of the Credit Facility.

     The Company believes that cash and cash equivalents, cash generated from operations, cash provided by Recent Capital Raised and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled operating expenses and costs of revenues, and collections of accounts receivable.

3. CONCENTRATION OF REVENUES

     During the three months and six months ended June 30, 2003, one of the Company’s customers, Ceridian Corporation, accounted for 18.0% and 16.9% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in 2003 or 2002.

     Of the 18.0% and 16.9% of total revenues recognized from Ceridian for the three- and six-month periods ended June 30, 2003, 13.6% and 13.5%, respectively, relate to recurring revenue recognized pursuant to the Original Ceridian Agreement, discussed below, and 4.5% and 3.4%, respectively, relate to services revenue recognized under the Ceridian Services Agreement (see Note 2).

     During 2001, the Company and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian is marketing primarily to businesses with under 500 employees (the “Original Ceridian Agreement”). The aggregate minimum payments that Ceridian is obligated to pay the Company under the Original Ceridian Agreement over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to the Company a total of $16.5 million under the Original Ceridian Agreement. The parties expect the minimum term of the Original Ceridian Agreement to extend until March 2008 (the “Ceridian Term”). A minimum of approximately $642,000 has been and is scheduled to be recognized as subscription revenue, a component of recurring revenue, on a monthly basis, from the Original Ceridian Agreement for the period beginning August 28, 2002 through the end of the Ceridian Term.

     Services revenue from the Ceridian Services Agreement is recognized on a straight-line basis from the date of the agreement, February 10, 2003, through the expiration of such agreement, or December 31, 2003.

4. ACQUISITION

     On June 9, 2003, the Company purchased substantially all of the assets of Hireworks, Inc., a software company that developed, marketed and supported an Internet recruitment solution. The assets acquired included customer contracts, the source code for its software and computer equipment. The Company has accounted for this transaction as a purchase. The resulting intangible asset related to the customer contracts acquired is being amortized over 26 months.

5. COMPREHENSIVE INCOME

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

6. EARNINGS PER SHARE

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Weighted average shares outstanding	17,515	15,907	17,120	15,896
Effect of dilutive stock options	–	–	–	–

Dilutive shares outstanding	17,515	15,907	17,120	15,896

Options outstanding which are not included in the calculation of diluted loss per share because their impact is antidilutive	5,301	4,651	5,301	4,651

7. STOCK-BASED COMPENSATION

     The Company accounts for employee stock options in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the Company recognizes no compensation expense related to employee stock options since options are granted at a price equal to the market price of the underlying stock on the date of grant.

     The Company’s Nonqualified Stock Option Plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company for up to 9,000,000 shares of the Company’s Common Stock. As of June 30, 2003, 3,438,995 shares of the Company’s Common Stock were available for grant. Options granted generally have a 10-year term, vesting 25% immediately and 25% for each of the following three years.

     The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”).

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

     The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(2,436)	$(3,826)	$(5,072)	$(9,549)
Stock-based employee compensation as determined under fair value method for all awards	(233)	(440)	(729)	(987)

Pro forma	$(2,669)	$(4,266)	$(5,801)	$(10,536)

Net loss per share:
As reported, basic and diluted	$(0.14)	$(0.24)	$(0.30)	$(0.60)
Pro forma, basic and diluted	$(0.15)	$(0.27)	$(0.34)	$(0.66)

8. RECENT ACCOUNTING LITERATURE

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity’s commitment to an exit plan under EITF Issue No. 94-3. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 did not have an impact on the Company’s unaudited consolidated financial statements.

     SFAS No. 148, issued in December 2002, amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in not only annual, but also interim, financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of January 1, 2003 and continues to follow APB No. 25 in accounting for employee stock options.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 as of January 1, 2003. The adoption of FIN 45 did not have an impact on the Company’s unaudited consolidated financial statements.

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

     In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company is currently assessing the financial impact of SFAS No. 149 on its unaudited consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning September 1, 2003. The Company is currently assessing the financial impact of SFAS No. 150 on its unaudited consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on April 1, 2003, including Exhibit 99.1 thereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     For multiple-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on the fair value of the element, regardless of any separate prices stated within the contract for each element. Fair value is generally considered the price a customer would be required to pay if the element were to be sold separately. The Company applies the residual method as allowed under SOP 98-9, “Modifications of 97-2, Software Revenue Recognition With Respect to Certain Transactions” in accounting for any element of an arrangement that remains undelivered.

     Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from per employee per month (“PEPM”) fees earned through the hosted offering branded “Intersourcing” (the “Intersourcing Offering”), hosting services offered to customers that license UltiPro on a perpetual basis (“Base Hosting”) and the business service provider sales channel, as well as revenues generated from the Original Ceridian Agreement, as defined below. Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services.

     Subscription revenues generated from the Intersourcing Offering are recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” as a services arrangement since the customer is purchasing the right to use UltiPro rather than licensing the software on a perpetual basis. Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by EITF 00-21. Subscription revenues generated from Base Hosting are recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. Fair value of multiple elements in Base Hosting arrangements is assigned in accordance with guidelines provided by SOP 97-2.

     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as revenues generated from the Ceridian Service Agreement (defined below) and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Revenues for the Ceridian Service Agreement are recognized ratably from February 11, 2003 until December 31, 2003 based on the terms of the agreement. Other services are recognized as the product is shipped or as the services are rendered.

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

Software Development Costs

     SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. There were no software costs capitalized during 2003 and 2002. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which are typically three years. Amortization of capitalized software was $380,000 and $455,000 for the three months ending June 30, 2003 and 2002, respectively and $759,000 and $911,000 for the six months ending June 30, 2003 and 2002. Accumulated amortization of capitalized software was $2.6 million for the period ended June 30, 2003 and $2.0 million for the period ended June 30, 2002.

Concentration of Revenues

     During the three and six months ended June 30, 2003, one of the Company’s customers, Ceridian Corporation, accounted for 18.0% and 16.9% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in 2003 or 2002. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. See Note 3 of the unaudited Notes to Condensed Consolidated Financial Statements.

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

Intersourcing Offering

     In 2002, the Company introduced the Intersourcing Offering, which is a hosting service through which the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a BellSouth data center. Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis. Hosting services, primarily available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications and are priced on a per-employee-per-month basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data center.

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

Ceridian Services Agreement

     On February 10, 2003, the Company entered into a services agreement with Ceridian Corporation (“Ceridian”) (the “Ceridian Services Agreement”) under which Ceridian is required to pay Ultimate Software a total of $2.25 million in four equal installments during each calendar quarter of 2003 in exchange for additional services provided by Ultimate Software in 2003. The Ceridian Services Agreement terminates on December 31, 2003. The Company received two payments of $562,500 each from Ceridian during February and May 2003. Services revenue is recognized on a straight-line basis from February 10, 2003 through December 31, 2003.

Original Ceridian Agreement

     During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian intends to market primarily to businesses with under 500 employees (the “Original Ceridian Agreement”). The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $16.5 million under the Original Ceridian Agreement. The parties expect the minimum term of the Original Ceridian Agreement to extend until March 2008.

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

Results of Operations

     The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues:
License	14.5%	32.5%	11.5%	23.5%
Recurring	50.0	30.4	48.8	32.9
Services	35.5	37.1	39.7	43.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	1.7	2.9	1.7	2.2
Recurring	16.0	14.9	16.0	16.2
Services	28.5	32.4	29.6	36.6

Total cost of revenues	46.2	50.2	47.3	55.0

Operating expenses:
Sales and marketing	29.6	34.0	29.0	37.3
Research and development	31.8	32.7	30.9	35.8
General and administrative	9.1	11.8	10.2	11.2

Total operating expenses	70.5	78.5	70.1	84.3

Operating loss	(16.7)	(28.7)	(17.4)	(39.3)
Interest expense	(0.5)	(0.6)	(0.4)	(0.6)
Interest and other income	0.1	0.4	0.1	0.4

Net loss	(17.1)%	(28.9)%	(17.7)%	(39.5)%

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

     Recurring revenues include maintenance and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from per employee per month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. All of the Company’s customers that purchased software during 2003 and 2002 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as revenue generated from the Ceridian Services Agreement and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Revenues for the Ceridian Service Agreement are recognized ratably from February 11, 2003 until December 31, 2003 based on the terms of the agreement. Other services are recognized as the product is shipped or as the services are rendered.

     Total revenues, consisting of license, recurring and services revenues, increased 7.4 % to $14.2 million for the three months ended June 30, 2003 from $13.2 million for the three months ended June 30, 2002. Total revenues increased 18.3 % to $28.6 million for the six months ended June 30, 2003 from $24.2 million for the six months ended June 30, 2002.

     License revenues decreased 52.0% to $2.1 million for the three months ended June 30, 2003 from $4.3 million for the three months ended June 30, 2002. License revenues decreased 42.5% to $3.3 million for the six months ended June 30, 2003 from $5.7 million for the six months ended June 30, 2002. The decreases in license revenues were due to the combination of fewer licensed units sold, principally due to a shift in targeted sales, and a decrease in sales of UltiPro to existing clients using the Company’s DOS-based product, UltiPro for Lan (“DOS Clients”). In the second half of 2002, the Company adjusted its sales and marketing strategy to include sales from its Intersourcing Offering, which produces subscription revenues (a component of recurring revenues) rather than license revenues. During the first half of 2003, more units were sold from the Intersourcing Offering than in the prior year. In addition, sales of the UltiPro product to DOS Clients ended during the last fiscal quarter of 2002, shortly before support for UltiPro for Lan was discontinued (in January 2003). Prior to discontinuing support, the Company actively marketed the UltiPro product to DOS Clients as part of a loyalty program designed to encourage these clients to purchase UltiPro before support for UltiPro for Lan was discontinued. More than half of the DOS Clients converted to the UltiPro product in 2002.

     Recurring revenues increased 76.0% to $7.1 million for the three months ended June 30, 2003 from $4.0 million for the three months ended June 30, 2002. Recurring revenues increased 75.2% to $14.0 million for the six months ended June 30, 2003 from $8.0 million for the six months ended June 30, 2002. The increases in both the three- and six-month periods were primarily due to (i) the recognition of subscription revenues, beginning on August 28, 2002, under the Original Ceridian Agreement, which accounted for $1.9 million and $3.9 million, respectively, of the year-over-year increases; (ii) an increase in maintenance revenues generated from incremental licenses sold; and, to a lesser extent, (iii) revenues recognized pursuant to the Intersourcing Offering, which was introduced in mid-2002. The impact on recurring revenues for units sold under the Intersourcing Offering (as opposed to the impact on license revenues for licensed units sold) is expected to be gradual, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts. The Company believes that a combination of units sold under the Intersourcing Offering and regular licensed units sold will provide a more predictable business model in the future.

     Services revenues increased 2.8% to $5.0 million for the three months ended June 30, 2003 from $4.9 million for the three months ended June 30, 2002. Services revenues increased 8.0% to $11.4 million for the six months ended June 30, 2003 from $10.5 million for the six months ended June 30, 2002. The increases in the three and six months ended June 30, 2003 were principally due to an increase from revenue recognized under the Ceridian Services Agreement beginning February 10, 2003, which contributed $0.6 million and $1.0 million, respectively, and, to a lesser extent, an increase in reimbursable out-of-pocket expenses, partially offset by a decrease in implementation revenues in the second quarter of 2003. Implementation revenues decreased during the three months ended June 30, 2003 due to less billable hours resulting from lower utilization of service consultants in response to the reduction in total units sold compared to the prior year comparable period and, to a lesser extent, a reduced average rate per hour charged for their services.

Cost of Revenues

     Cost of revenues consists of the cost of license, recurring and services revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of periodic updates and the costs of subscription revenues, including amortization of capitalized software. Cost of service revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs associated with revenues generated from the hosted models, including Intersourcing, costs related to sales of payroll-related forms and costs associated with reimbursable out-of-pocket expenses.

     Total costs of revenues, consisting of license, recurring and service revenues, of $6.6 million for the three months ended June 31, 2003 and $13.5 million for the six months ended June 30, 2003 were consistent with the costs of revenues for the comparable periods of the prior year.

     Cost of license revenues decreased 38.1% to $237,000 for the three months ended June 30, 2003 from $383,000 million for the three months ended June 30, 2002. Cost of license revenues decreased 8.2% to $480,000 for the six months ended June 30, 2003 from $523,000 for the six months ended June 30, 2002. The decrease in cost of license revenues for the three-month period was due to lower third-party royalty fees resulting from less licensed units sold and, to a lesser extent, a reduction in the amortization of capitalized software. The decrease in cost of license revenues for the six-month period was due to a reduction in the amortization of capitalized software. Cost of license revenues, as a percentage of license revenues, increased to 11.5% for the three months ended June 30, 2003 as compared to 8.9% for the three months ended June 30, 2002 and increased to 14.7% for the six months ended June 30, 2003 from 9.2% for the six-month period ended June 30, 2002. The increases in cost of licenses, as a percentage of license revenues, for both the three- and six-month periods were primarily due to decreases in license revenues for the relative periods. Cost of license revenues, as a percentage of license revenues, generally fluctuates from period to period principally due to the mix of sales of software products which generate third party license fees in each period and fluctuations in revenues contrasted with fixed expenses such as the amortization of capitalized software.

     Cost of recurring revenues increased 15.8% to $2.3 million for the three months ended June 30, 2003 from $2.0 million for the three months ended June 30, 2002. Cost of recurring revenues increased 16.7% to $4.6 million for the six months ended June 30, 2003 from $3.9 million for the six months ended June 30, 2002. The increases in cost of recurring revenue were primarily attributable to costs associated with the Intersourcing Offering, including depreciation and amortization of related computer equipment and costs associated with the Bell South data center, and higher costs of maintenance revenues principally due to increased labor costs, including benefits. Cost of recurring revenues, as a percentage of recurring revenues, decreased to 32.0% for the three months ended June 30, 2003 as compared to 48.6% for the three months ended June 30, 2002 and decreased to 32.7% for the six months ended June 30, 2003 from 49.1 % for the six-month period ended June 30, 2002. The decreases in cost of recurring revenues, as a percentage of recurring revenue, for the three and six months ended June 30, 2003 were primarily due to the expansion of the recurring revenue base in 2003.

     Cost of services revenues decreased 5.5% to $4.1 million for the three months ended June 30, 2003 from $4.3 million for the three months ended June 30, 2002. Cost of services revenues decreased 4.1% to $8.5 million for the six months ended June 30, 2003 from $8.9 million for the six months ended June 30, 2002. The decrease in the three-month period was due to the reduction of third-party consultant fees, partially offset by an increase in reimbursable out-of-pocket expenses. Cost of services revenues, as a percentage of services revenues, for the three months ended June 30, 2003 decreased to 80.5% from

87.6% for the three months ended June 30, 2002 and to 74.7% for the six months ended June 30, 2003 from 84.1% from June 30, 2002. The decreases in both the three- and six-month periods were primarily as a result of the lower costs absorbed by an increased revenue base.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased 6.4% to $4.2 million for the three months ended June 30, 2003 from $4.5 million for the three months ended June 30, 2002. Sales and marketing costs decreased 8.2% to $8.3 million for the six months ended June 30, 2003 from $9.0 million for the six months ended June 30, 2002. The decreases for the three- and six-month periods were primarily due to lower labor costs, including a reduction in sales commissions tied to lower license revenues, partially offset by increased advertising and marketing costs and internal training costs for the sales force. Sales and marketing expenses, as a percentage of total revenues, decreased to 29.6% from 34.0 % for the three months ended June 30, 2003 and 2002, respectively, and to 29.0% for the six months ended June 30, 2003 from 37.3% for the six months ended June 30, 2002. The decreases in both the three- and six-month periods were primarily as a result of the overall lower costs absorbed by an increased total revenue base.

Research and Development

     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 4.4% to $4.5 million for the three months ended June 30, 2003 from $4.3 million for the three months ended June 30, 2002. Research and development expenses increased 2.2% to $8.9 million for the six months ended June 30, 2003 from $8.7 million for the six months ended June 30, 2002. The increases in the three- and six-month periods were due to higher labor costs resulting from increased benefit costs and, to a lesser extent, additional labor costs associated with the acquisition of substantially all of the assets of Hireworks, Inc. (discussed below), partially offset by a reduction in internal training costs and a reduction in capitalized software amortization. Research and development expenses, as a percentage of total revenues, decreased to 31.8% for the three months ended June 30, 2003 from 32.7% for the period ended June 30, 2002 and to 30.9% for the six months ended June 30, 2003 from 35.8% for the six months ended June 30, 2002 primarily as a result of the absorption of these costs in an increased total revenue base.

General and Administrative

     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses decreased 17.4% to $1.3 million for the three months ended June 30, 2003 from $1.6 million for the three months ended June 30, 2002. General and administrative expenses increased 7.9% to $2.9 million for the six months ended June 30, 2003 from $2.7 million for the six months ended June 30, 2002. The decrease in general and administrative expenses for the three-month period was primarily due to a reduction in the provision for doubtful accounts, partially offset by higher professional fees principally related to increased legal and accounting fees, and, to a lesser extent, higher benefit costs. The increase in general and administrative expenses for the six-month period was primarily due to higher professional fees principally related to increased legal and accounting fees and higher labor costs resulting from increased benefit costs, partially offset by a reduction in the provision for doubtful accounts. General and administrative expenses, as a percentage of total revenues, decreased to 9.1% for the three months ended June 30, 2003 from 11.8% for the three months ended June 30, 2002 and decreased to 10.2% for the six months ended June 30, 2003 from 11.2% for the six months ended June 30, 2002 primarily due to the absorption of these lower expenses by an increased total revenue base.

Interest Expense

     Interest expense for the three and six months ended June 30, 2003 was comparable to the expenses for the same period of 2002.

Interest and Other Income

     Interest and other income decreased 67.4% to $16,000 for the three months ended June 30, 2003 from $49,000 for the three months ended June 30, 2002. Interest and other income decreased 59.6% to $36,000 for the six months ended June 30, 2003 from $89,000 for the six months ended June 30, 2002. The decreases in interest and other income for the three-month and six-month periods were primarily due to the reduction of funds available for investment in 2003.

Income Taxes

     No provision or benefit for federal, state or foreign income taxes was made for the three months or six months ended June 30, 2003 or 2002 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2002, which expire at various times through the year 2022 are available to offset future taxable income. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources

     The Company’s cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

     As of June 30, 2003, the Company had $8.1 million in cash and cash equivalents, reflecting a net decrease of $0.9 million since December 31, 2002. The working capital deficit as of June 30, 2003 was $11.4 million and $9.7 million as of December 31, 2002. The decrease in working capital resulted primarily from the funding of operations, partially offset by additional equity raised through June 30, 2003.

     Net cash used in operating activities was $6.0 million for the six months ended June 30, 2003 as compared to net cash provided by operating activities of $1.0 million for the six months ended June 30, 2002. During February 2002, the Company received $6.0 million from Ceridian as a prepayment by Ceridian of minimum guaranteed payments for 2003 due to the Company pursuant to the Original Ceridian Agreement, as amended from time to time. During the six months ended June 30, 2003, the Company received $1.1 million from Ceridian pursuant to the Ceridian Services Agreement.

     Net cash used in investing activities was $1.0 million for the six months ended June 30, 2003 as compared to $1.9 million for the six months ended June 30, 2002. The decrease in net cash used in investing activities was primarily due a reduction in purchases of property and equipment, partially offset by the $350,000 cash purchase of Hireworks (discussed below).

     Net cash provided by financing activities for the six months ended June 30, 2003 was $6.1 million as compared to $1.3 million for the six months ended June 30, 2002. The increase in net cash provided by financing activities was primarily due to the proceeds from the issuances of Common Stock and warrants pursuant to several private placements from January through June 2003 and the decrease in principal payments on capital lease obligations as the Company’s equipment financing under that financing method have diminished, partially offset by net payments (as opposed to borrowings in the prior year comparable period) under the Credit Facility, defined below.

     During the three months ended June 30, 2003, the Company raised an aggregate total of $3.6 million of additional capital through the private sales of 908,000 shares of the Company’s common stock, par value $0.01 (“Common Stock”) and warrants to purchase 90,800 shares of the Company’s Common Stock at $4.00 per share to investors, including some existing shareholders (the “Second Quarter Equity Raised”). On July 16, 2003, the Company sold 2,200,000 newly issued shares of its Common Stock to two institutional investors in a private placement for gross proceeds of approximately $11.7 million (the “Recent Capital Raised”). These shares of Common Stock were sold at $5.30 per share. After deducting commissions and other stock issuance costs, the Company received approximately $11.0 million. The Company intends to use the proceeds from the Second Quarter Equity Raised and the Recent Capital Raised for general corporate purposes, including working capital. The shares of Common Stock issued in connection with the Recent Capital Raised were not registered under the Securities Act of 1933 and such shares may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements. Ultimate Software has agreed to file a registration statement covering resales by investors of the Common Stock issued in connection with the Recent Capital Raised. Certain other shareholders have the right to include shares owned by them in such registration.

     On June 9, 2003, the Company purchased substantially all of the assets of Hireworks, Inc., a software company that developed, marketed and supported an Internet recruitment solution. The assets acquired included customer contracts, the source code for its software and computer equipment.

     The Company has a revolving line of credit (the “Credit Facility”) with Silicon Valley Bank, which is secured by all of the Company’s assets, including a negative pledge on intellectual property, and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability). The Credit Facility provides working capital financing for up to 75% of the Company’s eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases, and stand-by letters of credit for up to $0.5 million. The maximum amount available under the Credit Facility is $5.0 million. The Credit Facility, as amended, expires on May 28, 2004. The Company is currently in the process of negotiating the potential renewal of the Credit Facility. As of June 30, 2003, the Company had $1.1 million outstanding under the eligible equipment purchases portion of the Credit Facility, with an aggregate of $3.9 million available under the Credit Facility. Under the terms of the Credit Facility, no dividends may be paid on the Company’s Common Stock without the consent of Silicon Valley Bank.

     The Company believes that cash and cash equivalents, cash generated from operations, including Recent Capital Raised, and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled operating expenses and costs of revenues, and collections of accounts receivable.

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

     Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, as amended, which expires on May 28, 2004, is based on Prime Rate plus 1.0% per annum. As of June 30, 2003, $1.1 million was outstanding under the Credit Facility and the interest rate was 5.0% per annum. Changes in interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on current and future borrowings under the Credit Facility.

ITEM 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the

Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b)  Changes in internal control over financial reporting. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 14, 2003. The principal business of the meeting was to elect three directors to serve for three-year terms or until their respective successors are duly elected and qualified. No other business came before the meeting.

     The names of the three nominees for director whose terms expired at the 2003 Annual Meeting of Stockholders of the Company and who were elected to serve as directors until the 2006 Annual Meeting of Stockholders are as follows:

Nominee	For	Withheld Vote

Marc D. Scherr	15,152,002	523,828
James A. FitzPatrick, Jr.	15,531,370	144,460
Rick A. Wilber	15,658,196	17,634

     The names of each other director whose term of office as a director continues after the 2003 Annual Meeting of Stockholders and their respective term expirations are as follows:

     Term Expires in 2004:
          Scott Scherr

  Term Expires in 2005:
          Robert A. Yanover
          LeRoy A. Vander Putten

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

     (b)  Reports on Form 8-K

     The Company furnished the information set forth in its press release issued on April 30, 2003 concerning its first quarter 2003 financial results in a Form 8-K filed with the SEC on May 6, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date: July 30, 2003	By: /s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)