Form 10-Q
period 2003-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2003-11-13
CIK 1016125

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         As of October 31, 2003, there were 20,506,997 shares of the Registrant's Common Stock, par value $.01, outstanding.

================================================================================

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                                                      Page(s)
                                                                                                      -------

PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements (unaudited):
             Condensed Consolidated Balance Sheets as of September 30, 2003 and
                    December 31, 2002                                                                      3
             Condensed Consolidated Statements of Operations for the Three Months
                    And Nine Months Ended September 30, 2003 and 2002                                      4
             Condensed Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 2003 and 2002                                                      5
             Notes to Condensed Consolidated Financial Statements                                       6-10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations         11-24

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                       24

Item 4 - Controls and Procedures                                                                          24

PART II - OTHER INFORMATION:

Item 2 - Changes in Securities and Use of Proceeds                                                        24

Item 6 - Exhibits and Reports on Form 8-K                                                                 25

SIGNATURES                                                                                                26




                          PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                              As of              As of
                                                                           September 30,       December 31,
                                                                               2003               2002
                                                                           -------------       ------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                               $ 16,054           $  8,974
     Accounts receivable, net                                                   7,444             10,381
     Prepaid expenses and other current assets                                  1,823              1,273
                                                                             --------           --------
        Total current assets                                                   25,321             20,628


Property and equipment, net                                                     6,709              7,233
Capitalized software, net                                                       1,613              2,753
Other assets, net                                                               1,368                529
                                                                             --------           --------
        Total assets                                                         $ 35,011           $ 31,143
                                                                             ========           ========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                        $  1,687           $  2,693
     Accrued expenses                                                           4,892              5,529
     Current portion of deferred revenue                                       21,716             20,874
     Current portion of capital lease obligations                                 761                767
     Current portion of long term debt                                             --                501
                                                                             --------           --------
        Total current liabilities                                              29,056             30,364


Deferred revenue, net of current portion                                        2,009              6,941
Capital lease obligations, net of current portion                                 522                361
Long term debt, net of current portion                                             --                845
                                                                             --------           --------
        Total liabilities                                                      31,587             38,511
                                                                             --------           --------

Stockholders' equity (deficit):
     Preferred Stock, $.01 par value, 2,000,000 shares authorized,
        no shares issued or outstanding                                            --                 --
     Series A Junior Participating Preferred Stock, $.01 par value,
        500,000 shares authorized, no shares issued or outstanding
        in 2003 and 2002, respectively                                             --                 --
     Common Stock, $.01 par value, 50,000,000 shares authorized,
        20,750,122 and 16,610,790 shares issued in 2003
        and 2002, respectively                                                    208                168
     Additional paid-in capital                                                86,446             68,602
     Accumulated deficit                                                      (82,176)           (75,084)
                                                                             --------           --------
                                                                                4,478             (6,314)
     Treasury stock, 257,647 shares at cost                                    (1,054)            (1,054)
                                                                             --------           --------
        Total stockholders' equity (deficit)                                    3,424             (7,368)
                                                                             --------           --------
        Total liabilities and stockholders' equity (deficit)                 $ 35,011           $ 31,143
                                                                             ========           ========



                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                     For the Three Months                   For the Nine Months
                                                      Ended September 30,                   Ended September 30,
                                                 ---------------------------           ---------------------------
                                                   2003               2002               2003               2002
                                                 --------           --------           --------           --------
Revenues, net:
       License                                   $  2,506           $  3,625           $  5,783           $  9,319
       Recurring                                    7,364              4,936             21,338             12,911
       Services                                     5,440              5,932             16,811             16,464
                                                 --------           --------           --------           --------
            Total revenues, net                    15,310             14,493             43,932             38,694
                                                 --------           --------           --------           --------
Cost of revenues:
       License                                        182                343                662                867
       Recurring                                    2,305              2,017              6,873              5,932
       Services                                     4,041              4,230             12,533             13,083
                                                 --------           --------           --------           --------
            Total cost of revenues                  6,528              6,590             20,068             19,882
                                                 --------           --------           --------           --------
Operating expenses:
       Sales and marketing                          4,499              4,227             12,796             13,262
       Research and development                     4,807              4,683             13,663             13,349
       General and administrative                   1,480              2,101              4,389              4,796
                                                 --------           --------           --------           --------
            Total operating expenses               10,786             11,011             30,848             31,407
                                                 --------           --------           --------           --------
            Operating loss                         (2,004)            (3,108)            (6,984)           (12,595)

Interest expense                                      (50)               (60)              (178)              (211)
Interest and other income                              34                 26                 70                115
                                                 --------           --------           --------           --------
       Net loss                                  $ (2,020)          $ (3,142)          $ (7,092)          $(12,691)
                                                 ========           ========           ========           ========

Net loss per share -- basic and diluted          $  (0.10)          $  (0.19)          $  (0.39)          $  (0.79)
                                                 ========           ========           ========           ========

Weighted average shares outstanding:

       Basic and diluted                           20,110             16,460             18,127             16,086
                                                 ========           ========           ========           ========


                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                         For the Nine Months
                                                                                          Ended September 30,
                                                                                      ---------------------------
                                                                                        2003               2002
                                                                                      --------           --------
Cash flows from operating activities:
         Net loss                                                                     $ (7,092)          $(12,691)
         Adjustments to reconcile net loss to net cash (used in)
                 provided by operating activities:
              Depreciation and amortization                                              3,779              4,426
              Provision for doubtful accounts                                              262              1,027
              Non-cash issuance of stock options for board fees and services                93                 63
              Changes in operating assets and liabilities:
                    Accounts receivable                                                  2,675              1,838
                    Prepaid expenses and other current assets                             (550)              (270)
                    Other assets                                                          (546)              (175)
                    Accounts payable                                                    (1,006)               (55)
                    Accrued expenses                                                      (652)              (780)
                    Deferred revenue                                                    (4,090)             8,017
                                                                                      --------           --------
                         Net cash (used in) provided by operating activities            (7,127)             1,400
                                                                                      --------           --------

Cash flows from investing activities:
         Purchases of property and equipment                                            (1,303)            (3,274)
         Acquisition                                                                      (350)                --
                                                                                      --------           --------
                         Net cash used in investing activities                          (1,653)            (3,274)
                                                                                      --------           --------

Cash flows from financing activities:
         Repurchase of treasury stock                                                       --               (191)
         Principal payments on capital lease obligations                                  (585)            (1,541)
         Net (repayments) borrowings under Credit Facility                              (1,345)               927
         Net proceeds from issuances of Common Stock                                    17,790              2,517
                                                                                      --------           --------
                         Net cash provided by financing activities                      15,860              1,712
                                                                                      --------           --------


Net increase (decrease) in cash and cash equivalents                                     7,080               (162)
Cash and cash equivalents, beginning of period                                           8,974              8,464
                                                                                      --------           --------
Cash and cash equivalents, end of period                                              $ 16,054           $  8,302
                                                                                      ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                                       $    123           $    171
                                                                                      ========           ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   - The Company entered into capital lease obligations to acquire new equipment totaling $740 and $1,007 in the nine months ended September 30, 2003 and 2002, respectively.

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

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

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

         The Company's Nonqualified Stock Option Plan (the "Plan") authorizes the grant of options to directors, officers and employees of the Company for up to 9,000,000 shares of the Company's Common Stock. As of September 30, 2003, 3,447,456 shares of the Company's Common Stock were available for grant. Options granted generally have a 10-year term, vesting 25% immediately and 25% for each of the following three years.

         The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148").

         The following pro forma information regarding net loss and net loss per share, as required by SFAS No. 123, has been determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.125% for 2003 and 3.0% for 2002, a dividend yield of 0% for all periods presented, expected volatility of 48.5% for 2003 and 68.0% for 2002 and an expected life of four years for 2003 and three years for 2002.

         The Company's pro forma information is as follows (in thousands, except per share amounts):


                                                                For the Three Months                  For the Nine Months
                                                                 Ended September 30,                  Ended September 30,
                                                            ---------------------------           ---------------------------
                                                               2003              2002               2003               2002
                                                            ---------          --------           ---------          --------
Net loss:
      As reported                                           $ (2,020)          $ (3,142)          $ (7,092)          $(12,691)
      Stock-based employee compensation as determined
        under fair value method for all awards                  (222)              (440)              (951)            (1,427)
                                                            --------           --------           --------           --------
      Pro forma                                             $ (2,242)          $ (3,582)          $ (8,043)          $(14,118)
                                                            ========           ========           ========           ========

Net loss per share:
      As reported, basic and diluted                        $  (0.10)          $  (0.19)          $  (0.39)          $  (0.79)
      Pro forma, basic and diluted                          $  (0.11)          $  (0.22)          $  (0.44)          $  (0.88)


2.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

         From January 1, 2003 through July 16, 2003, the Company raised an aggregate of approximately $17.6 million of capital, net of estimated stock issuance costs, through the private sales of (i) a total of 1,708,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and warrants to purchase an aggregate 170,800 shares of Common Stock at $4.00 per share to investors, including Ceridian Corporation and some existing shareholders; and (ii) a total of 2,200,000 shares of Common Stock at $5.30 per share, before stock issuance costs, to two institutional investors (the "Recent Capital Raised").

         On March 27, 2003, the Company amended its revolving line of credit agreement with Silicon Valley Bank (the "Credit Facility") to extend the expiration date of the agreement to May 28, 2004. As of September 30, 2003, there was no amount outstanding under the Credit Facility. The Company is in the process of negotiating the potential renewal of the Credit Facility.

         For the three months ended September 30, 2003, the Company used an average of $0.4 million per month in cash to fund its operations ("Average Monthly Cash Flow Deficit"). Cash and cash equivalents at September 30, 2003 totaling $16.1 million would cover 12 months' future cash flow needs, based on the Average Monthly Cash Flow Deficit. Therefore, the Company believes that cash and cash equivalents, cash generated from operations, including Recent Capital Raised, and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management's expectations for future revenue growth, controlled operating expenses and costs of revenues, and collections of accounts receivable.

3.       CONCENTRATION OF REVENUES

         During both the three months and nine months ended September 30, 2003, one of the Company's customers, Ceridian Corporation ("Ceridian"), accounted for 17% of total revenues. No other customer accounted for more than 10% of total revenues in 2003 or 2002.

         Of the 17% of total revenues recognized from Ceridian for the three- and nine-month periods ended September 30, 2003, 13% related to recurring revenue recognized pursuant to the Original Ceridian Agreement, discussed below, and 4% related to services revenue recognized under the Ceridian Services Agreement, discussed below.

         During 2001, the Company and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use Ultimate Software's UltiPro Workforce Management Software ("UltiPro") as part of an on-line offering that Ceridian is marketing primarily to businesses with under 500 employees (the "Original Ceridian Agreement"). The aggregate minimum payments that Ceridian is obligated to pay the Company under the Original Ceridian Agreement over the minimum term of the agreement total $42.7 million. To date, Ceridian has paid to the Company a total of $16.5 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years (the "Minimum Term"). Ceridian retains certain rights to use the software upon termination. A minimum of approximately $642,000 has been and is scheduled to be recognized as subscription revenue, a component of recurring revenue, on a monthly basis, from the Original Ceridian Agreement for the period beginning August 28, 2002 through the end of the Minimum Term.

         On February 10, 2003, the Company entered into a services agreement (the "Ceridian Services Agreement") with Ceridian. Under the Ceridian Services Agreement, the Company is, through the expiration date, December 31, 2003, required to:

   1) locate an employee at Ceridian's office in Atlanta, Georgia dedicated to assist Ceridian in the resolution of any issues concerning the development, integration and troubleshooting of the Company's UltiPro Workforce Management Software, a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle ("UltiPro"), as used by Ceridian;

   2) provide work space at the Company's headquarters in Weston, Florida for an employee of Ceridian for the purpose of ongoing coordination and understanding of general and technical product requirements, integration requirements and general communication of development status and issue resolution;

   3) allow Ceridian to provide input related to development plans (with no approval rights granted to Ceridian and without any obligation on the Company's part to incorporate such input into its development plans) for UltiPro and to grant Ceridian access to the early stages of upcoming product releases; and

   4) test methodologies which could extend performance and scalability of UltiPro in the service bureau environment and consider methodologies which can improve performance and scalability.

         Ceridian is required to pay Ultimate Software a total of $2.25 million in four equal installments during each calendar quarter of 2003 in exchange for the services provided by Ultimate Software. Ceridian paid Ultimate Software the first three installments of $562,500 each during March, June and September 2003, respectively. Services revenue from the Ceridian Services Agreement is recognized on a straight-line basis from the date of the agreement through the expiration of such agreement.

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

6.       EARNINGS PER SHARE

         The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):


                                                            For the Three Months           For the Nine Months
                                                             Ended September 30,            Ended September 30,
                                                           ----------------------          ----------------------
                                                            2003            2002            2003            2002
                                                           ------          ------          ------          ------
Weighted average shares outstanding                        20,110          16,460          18,127          16,086
Effect of dilutive stock options                               --              --              --              --
                                                           ------          ------          ------          ------
Dilutive shares outstanding                                20,110          16,460          18,127          16,086
                                                           ======          ======          ======          ======

Options outstanding which are not included in the
calculation of diluted loss per share because
their impact is antidilutive                                5,257           4,618           5,257           4,618
                                                           ======          ======          ======          ======


7.       RECENT ACCOUNTING LITERATURE

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. The FASB has delayed the effective date for variable interest entities created before February 1, 2003 until the end of the first interim or annual period after December 15, 2003 (which is December 31, 2003 for the Company). The Company is in the process of determining the impact, if any, the adoption of the provisions of FIN 46 will have upon its unaudited consolidated financial statements. The Company had no transitional disclosures required by FIN 46.

         In April 2003, the FASB issued SFAS No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and hedging relationships designated after September 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company is currently assessing the financial impact of SFAS No. 149 on its unaudited consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning September 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's unaudited consolidated financial statements.

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

REVENUE RECOGNITION

         Sources of revenue for the Company include:

         o        Sales of perpetual licenses for UltiPro;
         o Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (or "Hosting Services");
         o Sales of the right to use UltiPro through the Company's Intersourcing Offering (defined below), which includes Hosting Services;
         o Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro ("Base Hosting");
         o Sales of other services including implementation, training and other services, including the provision of payroll-related forms and the printing of Form W-2's for certain customers, as well as services provided to Ceridian Corporation ("Ceridian") pursuant to the Ceridian Services Agreement (defined below); and
         o Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company's software and (2) subscription revenues generated from per employee per month ("PEPM") fees earned through the Intersourcing Offering (defined below), Base Hosting and the business service provider (BSP) sales channel (defined below), as well as revenues generated from the Original Ceridian Agreement.

PERPETUAL LICENSES FOR ULTIPRO SOLD WITH OR WITHOUT HOSTING SERVICES

         Sales of perpetual licenses for UltiPro and sales of perpetual licenses for UltiPro in conjunction with Hosting Services are multiple-element arrangements that involve the sale of software and consequently fall under the guidance of SOP 97-2 for revenue recognition.

         The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and implementation consulting services. In accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the consolidated statements of operations until all such criteria are met.

         For multiple-element software arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on the fair value of the element, regardless of any separate prices stated within the contract for each element. Fair value is generally considered the price a customer would be required to pay if the element were to be sold separately. The Company applies the residual method as allowed under SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions" in accounting for any element of an arrangement that remains undelivered.

         The residual method is used to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

         The Company's customer contracts are non-cancelable agreements. The Company does not provide for rights of return or price protection on its software. The Company provides a limited warranty that its software will perform in accordance with user manuals for varying periods, which are generally less than one year from the contract date. The Company's customer contracts generally do not include conditions of acceptance. However, if conditions of acceptance are included in a contract or uncertainty exists about customer acceptance of the software, license revenue is deferred until acceptance occurs.

SALES GENERATED FROM THE INTERSOURCING OFFERING

         Subscription revenues generated from the Intersourcing Offering, defined below, are recognized in accordance with Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables" as a services arrangement since the customer is purchasing the right to use UltiPro rather than licensing the software on a perpetual basis. Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by EITF 00-21.

         The elements that typically exist in Intersourcing arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of UltiPro). The pricing for hosting services, the right to use UltiPro and maintenance of UltiPro is bundled (the "Bundled Elements"). Since these three Bundled Elements are components of recurring revenues in the consolidated statements of operations, allocation of fair values to each of the three elements is not necessary since they are not reported separately. Fair value for the Bundled Elements, as a whole, is based upon evidence provided by the Company's pricing for Intersourcing arrangements sold separately. The Bundled Elements are provided on an ongoing basis and represent undelivered elements under EITF 00-21; they are recognized on a monthly basis as the services are performed, once the customer has begun to process payrolls used to pay their employees (i.e., goes "Live").

         Implementation and training services (the "Professional Services") provided for Intersourcing arrangements are priced on a time and materials basis and are recognized as services revenue in the consolidated statements of operations as the services are performed. Under EITF 00-21, fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The Company believes that applying EITF 00-21 to Intersourcing arrangements as opposed to applying SOP 97-2 is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.

SALES OF BASE HOSTING SERVICES

         Subscription revenues generated from Base Hosting are recognized in accordance with EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements (described above) in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing hosting services subsequently in a separate transaction whereas, with Intersourcing, the customer is purchasing the right to use (not license) UltiPro. Implementation services provided for Base Hosting arrangements are substantially less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based upon evidence provided by the Company's pricing for Base Hosting arrangements sold separately. Fair value for implementation services is assigned in accordance with guidelines provided by SOP 97-2. In determining the application of the appropriateness of SOP 97-2 or EITF 00-3, the Company followed the guidance provided by EITF 00-3.

OTHER SERVICES, INCLUDING IMPLEMENTATION AND TRAINING SERVICES

         Services revenues include revenues from fees charged for the implementation of the Company's software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2's for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Other services are recognized as the product is shipped or as the services are rendered. Revenues for services provided to Ceridian pursuant to the Ceridian Services Agreement (defined below) are recognized ratably from February 11, 2003 until December 31, 2003 based on the terms of the agreement.

         Arrangement fees related to fixed-fee implementation services contracts are recognized using the percentage of completion accounting method, which involves the use of estimates. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete. If a sufficient basis to measure the progress towards completion does not exist, revenue is recognized when the project is completed or when we receive final acceptance from the customer.

RECURRING REVENUES

         Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company's software. Subscription revenues are principally derived from per employee per month ("PEPM") fees earned through the Intersourcing Offering (defined below), hosting services offered to customers that license UltiPro on a perpetual basis ("Base Hosting") and the business service provider (BSP) sales channel (defined below), as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years from the effective date of the Original Ceridian

Agreement). Subscription revenues of approximately $642,000 per month are based on guaranteed minimum payments from Ceridian Corporation of approximately $42.7 million over the contract term, including $16.5 million received to date.

         Maintenance services provided to customers include product updates and technical support services. Product updates are included in general releases to the Company's customers and are distributed on a periodic basis. Such updates may include, but are not limited to, product enhancements, payroll tax updates, additional security features or bug fixes. All features provided in general releases are unspecified upgrade rights. To the extent specified upgrade rights or entitlements to future products are included in a multi-element arrangement, revenue is recognized upon delivery provided fair value for the elements exists. In multi-element arrangements that include a specified upgrade right or entitlement to a future product, if fair value does not exist for all undelivered elements, revenue for the entire arrangement is deferred until all elements are delivered or when fair value can be established.

         Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a per employee per month basis and, in several cases, is subject to a monthly minimum amount for the term of the related agreement. Revenue is recognized on a per employee per month basis. The Company generally does not host UltiPro for the BSP sales channel.

         The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). Management believes the Company is currently in compliance with the current provisions set forth in SOP 97-2, SOP 98-9, EITF 00-21, EITF 00-3 and SAB No. 101.

CONCENTRATION OF REVENUES

         During both the three and nine months ended September 30, 2003, one of the Company's customers, Ceridian Corporation, accounted for 17% of total revenues. No other customer accounted for more than 10% of total revenues in 2003 or 2002. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. See Note 3 of the unaudited Notes to Condensed Consolidated Financial Statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on accounts receivables. In assessing the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, and the aging of its receivables. A considerable amount of judgment is required when the realization of receivables is assessed, including assessing the probability of collection and current credit-worthiness of each customer. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

SOFTWARE DEVELOPMENT COSTS

         SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. There were no software costs capitalized during 2003 or 2002. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which are typically three years. Amortization of capitalized software was $380,000 and $458,000 for the three months ending September 30, 2003 and 2002, respectively and $1,139,000 and $1,369,000 for the nine months ending September 30, 2003 and 2002. Accumulated amortization of capitalized software was $3.0 million for the period ended September 30, 2003 and $2.5 million for the period ended September 30, 2002. The Company evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If the Company's gross revenues were to be significantly less than its estimates, the net realizable value of the Company's capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

OVERVIEW

         Ultimate Software designs, markets, implements and supports payroll and workforce management solutions.

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

         UltiPro is marketed both through the Company's direct sales team as well as through alliances with business service providers (BSPs) that market co-branded UltiPro to their customer bases. Ultimate Software's direct sales team focuses on companies with more than 500 employees and sells both on a license (typically in-house) and service basis (typically hosted and priced on a per-employee-per-month basis). The Company's BSP alliances focus primarily on companies with under 500 employees and typically sell an Internet solution priced on a monthly/service basis, sharing revenue with Ultimate Software.

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

INTERSOURCING OFFERING

         In 2002, the Company introduced a hosting service through which the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a BellSouth data center (the "Intersourcing Offering"). Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis. Hosting services, typically available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology
(IT) support requirements of their business applications and are priced on a per-employee-per-month basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data center.

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

CERIDIAN SERVICES AGREEMENT

         On February 10, 2003, Ultimate Software entered into a services agreement (the "Ceridian Services Agreement") with Ceridian. Under the Ceridian Services Agreement, Ultimate Software is, through December 31, 2003, required to:

   1) locate an employee at Ceridian's office in Atlanta, Georgia dedicated to assist Ceridian in the resolution of any issues concerning the development, integration and troubleshooting of UltiPro as used by Ceridian;

   2) provide work space at Ultimate Software's headquarters in Weston, Florida for an employee of Ceridian for the purpose of ongoing coordination and understanding of general and technical product requirements, integration requirements and general communication of development status and issue resolution;

   3) allow Ceridian to provide input related to development plans (with no approval rights granted to Ceridian and without any obligation on Ultimate Software's part to incorporate such input into its development plans) for UltiPro and to grant Ceridian access to the early stages of upcoming product releases; and

   4) test methodologies which could extend performance and scalability of UltiPro in the service bureau environment and consider methodologies which can improve performance and scalability.

         Ceridian is required to pay Ultimate Software a total of $2.25 million in four equal installments during each calendar quarter of 2003 in exchange for the services provided by Ultimate Software. Ceridian paid Ultimate Software the first three installments of $562,500 each during March, June and September 2003, respectively. Services revenue is recognized on a straight-line basis from February 10, 2003 through December 31, 2003.

ORIGINAL CERIDIAN AGREEMENT

         During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian intends to market primarily to businesses with under 500 employees (the "Original Ceridian Agreement"). The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $16.5 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years.

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

RESULTS OF OPERATIONS

         The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.


                                              For the Three Months           For the Nine Months
                                              Ended September 30,             Ended September 30,
                                             ---------------------           ---------------------
                                             2003            2002            2003            2002
                                             -----           -----           -----           -----
Revenues:
      License                                 16.4%           25.0%           13.1%           24.1%
      Recurring                               48.1            34.1            48.6            33.4
      Services                                35.5            40.9            38.3            42.5
                                             -----           -----           -----           -----
         Total revenues                      100.0           100.0           100.0           100.0
                                             -----           -----           -----           -----
Cost of revenues:
      License                                  1.2             2.4             1.5             2.2
      Recurring                               15.1            13.9            15.6            15.3
      Services                                26.3            29.2            28.6            33.9
                                             -----           -----           -----           -----
         Total cost of revenues               42.6            45.5            45.7            51.4
                                             -----           -----           -----           -----
Operating expenses:
      Sales and marketing                     29.4            29.2            29.1            34.3
      Research and development                31.4            32.3            31.1            34.5
      General and administrative               9.7            14.5            10.0            12.4
                                             -----           -----           -----           -----
         Total operating expenses             70.5            76.0            70.2            81.2
                                             -----           -----           -----           -----
         Operating loss                      (13.1)          (21.5)          (15.9)          (32.6)
Interest expense                              (0.3)           (0.4)           (0.4)           (0.5)
Interest and other income                      0.2             0.2             0.2             0.3
                                             -----           -----           -----           -----
      Net loss                               (13.2)%         (21.7)%         (16.1)          (32.8)%
                                             =====           =====           =====           =====


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

         Services revenues include revenues from fees charged for the implementation of the Company's software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2's for certain customers, as well as revenue generated from the Ceridian Services Agreement and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Revenues for the Ceridian Services Agreement are recognized ratably from February 11, 2003 until December 31, 2003 based on the terms of the agreement. Other services are recognized as the product is shipped or as the services are rendered.

         Total revenues, consisting of license, recurring and services revenues, increased 5.6% to $15.3 million for the three months ended September 30, 2003 from $14.5 million for the three months ended September 30, 2002. Total revenues increased 13.5 % to $43.9 million for the nine months ended September 30, 2003 from $38.7 million for the nine months ended September 30, 2002.

         License revenues decreased 30.9% to $2.5 million for the three months ended September 30, 2003 from $3.6 million for the three months ended September 30, 2002. License revenues decreased 37.9% to $5.8 million for the nine months ended September 30, 2003 from $9.3 million for the nine months ended September 30, 2002. The decreases in license revenues were due to the combination of fewer licensed units sold, principally due to a shift in targeted sales, and a decrease in sales of UltiPro to existing clients using the Company's DOS-based product, UltiPro for Lan ("DOS Clients"). In the second half of 2002, the Company adjusted its sales and marketing strategy to include sales from its Intersourcing Offering, which produces subscription revenues (a component of recurring revenues) rather than license revenues. For the nine-month period ended September 30, 2003, more units were sold from the Intersourcing Offering than in the prior year. In addition, sales of the UltiPro product to DOS Clients ended during the last fiscal quarter of 2002, shortly before support for UltiPro for Lan was discontinued (in January 2003). Prior to discontinuing support, the Company actively marketed the UltiPro product to DOS Clients as part of a loyalty program designed to encourage these clients to purchase UltiPro before support for UltiPro for Lan was discontinued. More than half of the DOS Clients converted to the UltiPro product in 2002.

         Recurring revenues increased 49.2% to $7.4 million for the three months ended September 30, 2003 from $5.0 million for the three months ended September 30, 2002. Recurring revenues increased 65.3% to $21.3 million for the nine months ended September 30, 2003 from $12.9 million for the nine months ended September 30, 2002. The increases in both the three- and nine-month periods were primarily due to (i) the recognition of subscription revenues, beginning on August 28, 2002, under the Original Ceridian Agreement, which was $1.9 million and $5.8 million, for the three- and nine-month periods ended September 30, 2003, respectively, as compared to $0.7 million for the three- and nine-month periods ended September 30, 2002; (ii) an increase in maintenance revenues generated from incremental licenses sold; and, to a lesser extent, (iii) revenues recognized pursuant to the Intersourcing Offering, which was introduced in mid-2002. The impact on recurring revenues for units sold under the Intersourcing Offering (as opposed to the impact on license revenues for licensed units sold) is expected to be gradual, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts. The Company believes that a combination of units sold under the Intersourcing Offering and regular licensed units sold will provide a more predictable business model in the future.

         Services revenues decreased 8.3% to $5.4 million for the three months ended September 30, 2003 from $5.9 million for the three months ended September 30, 2002. Services revenues increased 2.1% to $16.8 million for the nine months ended September 30, 2003 from $16.5 million for the nine months ended September 30, 2002. The decrease in the three-month period ended September 30, 2003 was primarily due to a decrease in implementation services of $1.0 million, partially offset by an increase from revenue recognized under the Ceridian Services Agreement beginning February 10, 2003, which contributed $0.6 million for the quarter ended September 30, 2003. Implementation revenues decreased $0.8 million during the three months ended September 30, 2003 compared to the same period in 2002 due to fewer billable hours resulting from lower utilization of service consultants in response to the reduction in total units sold compared to the prior year comparable period and decreased $0.2 million due to a reduced average rate per hour charged for their services. The increase in services revenue for the nine-month period ended September 30, 2003 was primarily due to an increase from revenue recognized under the Ceridian Services Agreement, which contributed $1.6 million for the period, and an increase in other services of $0.3 million, partially offset by a decrease in implementation services of $1.6 million. Implementation revenues decreased $1.2 million during the nine months ended September 30, 2003 from the nine months ended September 30, 2002 due to fewer billable hours resulting from lower utilization of service consultants in response to the reduction in total units sold compared to the prior year comparable period and declined $0.4 million due to a reduced average rate per hour charged for their services.

COST OF REVENUES

         Cost of revenues consists of the cost of license, recurring and services revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. UltiPro includes third-party software for enhanced report writing purposes. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company's customers, the cost of periodic updates and the costs of subscription revenues, including amortization of capitalized software. Cost of service revenues primarily consists of costs to provide implementation services and training to the Company's customers and, to a lesser degree, costs associated with revenues generated from the hosted models, including Intersourcing, costs related to sales of payroll-related forms and costs associated with reimbursable out-of-pocket expenses.

         Total costs of revenues, consisting of license, recurring and services revenues, of $6.5 million for the three months ended September 30, 2003 and $20.1 million for the nine months ended September 30, 2003 were substantially consistent with the costs of revenues for the comparable periods of the prior year.

         Cost of license revenues decreased 46.9% to $182,000 for the three months ended September 30, 2003 from $343,000 for the three months ended September 30, 2002. Cost of license revenues decreased 23.6% to $662,000 for the nine months ended September 30, 2003 from $867,000 for the nine months ended September 30, 2002. The decreases in cost of license revenues for the three- and nine-month periods were due to lower third-party royalty fees resulting from fewer licensed units sold and, to a lesser extent, a reduction in the amortization of capitalized software. Cost of license revenues, as a percentage of license revenues, decreased to 7.3% for the three months ended September 30, 2003 as compared to 9.5% for the three months ended September 30, 2002 and increased to 11.4% for the nine months ended September 30, 2003 from 9.3% for the nine-month period ended September 30, 2002. The decrease for the three-month period included a rate reduction from the third-party provider during the quarter ended September 30, 2003. The increase for the nine-month period was due to lower license revenues on a year-to-date basis combined with certain fixed costs of license revenues, while the rate reduction from the third-party provider only benefited the most recent quarter. Cost of license revenues, as a percentage of license revenues, generally fluctuates from period to period principally due to the mix of sales of software products which generate third party license fees in each period and fluctuations in revenues contrasted with fixed expenses such as the amortization of capitalized software.

         Cost of recurring revenues increased 14.3% to $2.3 million for the three months ended September 30, 2003 from $2.0 million for the three months ended September 30, 2002. Cost of recurring revenues increased 15.9% to $6.9 million for the nine months ended September 30, 2003 from $5.9 million for the nine months ended September 30, 2002. The increases in cost of recurring revenue for the three- and nine-month periods were primarily attributable to costs associated with the Intersourcing

Offering totaling $0.2 million and $0.7 million, respectively, including depreciation and amortization of related computer equipment and costs associated with the Bell South data center, and higher costs of maintenance revenues principally due to increased labor costs, including benefits. Cost of recurring revenues, as a percentage of recurring revenues, decreased to 31.3% for the three months ended September 30, 2003 as compared to 40.9% for the three months ended September 30, 2002 and decreased to 32.2% for the nine months ended September 30, 2003 from 45.9 % for the nine-month period ended September 30, 2002. The decreases in cost of recurring revenues, as a percentage of recurring revenue, for the three and nine months ended September 30, 2003 were primarily due to the expansion of the recurring revenue base in 2003.

         Cost of services revenues decreased 4.5% to $4.0 million for the three months ended September 30, 2003 from $4.2 million for the three months ended September 30, 2002. Cost of services revenues decreased 4.2% to $12.5 million for the nine months ended September 30, 2003 from $13.1 million for the nine months ended September 30, 2002. The decrease in the three-month period ended September 30, 2003 was due to a decrease of $0.1 million in costs of implementation, principally due to the reduction of third-party consultant fees and a $0.1 million decrease in client reimbursed expenses. The decrease in the nine-month period ended September 30, 2003 was due to a decrease of $0.5 million in costs of implementation, principally from lower third-party consultant fees. Cost of services revenues, as a percentage of services revenues, for the three months ended September 30, 2003 increased to 74.3% from 71.3% for the three months ended September 30, 2002 and decreased to 74.6% for the nine months ended September 30, 2003 from 79.5% from September 30, 2002. The increase in the cost of services, as a percentage of services revenues, for the three-month period was primarily due to the reduction in implementation revenues without a corresponding decrease to the costs of implementation, partially offset by the services revenue recognized from the Ceridian Services Agreement, which does not have any associated costs. The decrease in the cost of services revenues, as a percentage of services revenue, for the nine-month period was primarily due to the services revenue recognized from the Ceridian Services Agreement, which does not have any associated costs, partially offset by a decrease in implementation revenues without a corresponding decrease in related implementation costs.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 6.4% to $4.5 million for the three months ended September 30, 2003 from $4.2 million for the three months ended September 30, 2002. Sales and marketing costs decreased 3.5% to $12.8 million for the nine months ended September 30, 2003 from $13.3 million for the nine months ended September 30, 2002. The primary factor contributing to the increase for the three-month period was additional advertising and marketing costs of $0.2 million. The decrease for the nine-month period was primarily due to a decrease in labor costs of $0.7 million, partially offset by an increase in advertising and marketing costs of $0.3 million.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 2.6% to $4.8 million for the three months ended September 30, 2003 from $4.7 million for the three months ended September 30, 2002. Research and development expenses increased 2.4% to $13.7 million for the nine months ended September 30, 2003 from $13.3 million for the nine months ended September 30, 2002. The increases in the three- and nine-month periods were primarily due to increases in labor costs of $0.2 million and $0.5 million, respectively, principally resulting from increased benefit costs and additional labor costs incurred as a result of the June 2003 acquisition of substantially all of the assets of Hireworks, Inc., a software company that developed, marketed and supported an Internet recruitment solution (the "Hireworks Acquisition").

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses decreased 29.6% to $1.5 million for the three months ended September 30, 2003 from $2.1 million for the three months ended September 30, 2002. General and administrative expenses decreased 8.5% to $4.4 million for the nine months ended September 30, 2003 from $4.8 million for the nine months ended September 30, 2002. The decrease in general and administrative expenses for the three-month period was primarily due to a $0.5 million reduction in the provision for doubtful accounts and a $0.3 million decrease in external professional fees, partially offset by a $0.1 million increase in legal settlements. The decrease in general and administrative expenses for the nine-month period was primarily due to a $0.8 million reduction in the provision for doubtful accounts and a $0.1 million decrease in external professional fees, partially offset by a $0.2 million increase in legal settlements and additional labor costs, including higher benefit costs, of $0.2 million.

INTEREST EXPENSE

         Interest expense for the three and nine months ended September 30, 2003 was comparable to the expenses for the same period of 2002.

INTEREST AND OTHER INCOME

         Interest and other income increased 30.8% to $34,000 for the three months ended September 30, 2003 from $26,000 for the three months ended September 30, 2002. Interest and other income decreased 39.1% to $70,000 for the nine months ended September 30, 2003 from $115,000 for the nine months ended September 30, 2002. The increase for the three-month period was due to additional funds available for investment resulting from the private placement completed on July 16, 2003, as discussed below. The decrease for the nine-month period was primarily due to the reduction of funds available for investment in 2003, as the additional funds from the July 16, 2003 private placement were available for investment for about 28% of the nine-month period.

INCOME TAXES

         No provision or benefit for federal, state or foreign income taxes was made for the three months or nine months ended September 30, 2003 or 2002 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2002, which expire at various times through the year 2022 are available to offset future taxable income. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company's equity instruments.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

         As of September 30, 2003, the Company had $16.1 million in cash and cash equivalents, reflecting a net increase of $7.1 million since December 31, 2002. The working capital deficit was $3.7 million as of September 30, 2003 and $9.7 million as of December 31, 2002. The increase in working capital resulted primarily from the additional equity raised through September 30, 2003, partially offset by the funding of operations and the voluntary payment of the full balance of the Credit Facility, as discussed below.

         Net cash used in operating activities was $7.1 million for the nine months ended September 30, 2003 as compared to net cash provided by operating activities of $1.4 million for the nine months ended September 30, 2002. The increase in net cash used in operating activities was due to the funding of operations and the reduction in cash received from Ceridian during 2003. During the nine months ended September 30, 2003, the Company received $4.3 million less in cash from Ceridian in comparison to the prior year. In February 2002, the Company received $6.0 million from Ceridian as a prepayment by Ceridian of minimum guaranteed payments for 2003 due to the Company pursuant to the Original Ceridian Agreement, as amended from time to time. During the nine months ended September 30, 2003, the Company did not receive any money from Ceridian under the Original Ceridian Agreement. Payments from Ceridian under the Original Ceridian Agreement are scheduled to resume effective January 1, 2004. During the nine months ended September 30, 2003, the Company received $1.7 million from Ceridian pursuant to the Ceridian Services Agreement.

         Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2003 as compared to $3.3 million for the nine months ended September 30, 2002. The decrease in net cash used in investing activities was primarily due a reduction in purchases of property and equipment, partially offset by the Hireworks Acquisition which totaled $350,000.

         Net cash provided by financing activities for the nine months ended September 30, 2003 was $15.9 million as compared to $1.7 million for the nine months ended September 30, 2002. The increase in net cash provided by financing activities was primarily due to the proceeds from the issuances of Common Stock and warrants pursuant to several private placements from January through July 2003 and the decrease in principal payments on capital lease obligations as the Company's equipment financing under that financing method have diminished, partially offset by net payments (as opposed to borrowings in the prior year comparable period) under the Credit Facility, defined below.

         Days sales outstanding, calculated on a trailing three-month basis ("DSO"), as of September 30, 2003 and 2002, were 45 days and 71 days, respectively. The decrease in DSO's in 2003 was the result of (1) the recognition of additional subscription revenue in the three months ended September 30, 2003 (i.e., increase of $1.2 million from the same period of 2002) from the Original Ceridian Agreement which does not have related accounts receivable; (2) an improvement in the quality of accounts receivable; and (3) the Company's change in business strategy to focus on both license sales (as in the past) and Intersourcing sales (beginning in 2002 and strengthening in 2003).

         On July 16, 2003, the Company sold 2,200,000 newly issued shares of its common stock, $0.01 par value ("Common Stock"), to two institutional investors in a private placement for gross proceeds of approximately $11.7 million (the "Recent Capital Raised"). These shares of Common Stock were sold at $5.30 per share. After deducting commissions and other estimated stock issuance costs, the Company received approximately $10.8 million. The Company has used a portion of the proceeds from the Recent Capital Raised for general corporate purposes, including working capital. The shares of Common Stock issued from the Recent Capital Raised were not registered under the Securities Act of 1933 and such shares may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements. Ultimate Software agreed to file a registration statement covering resales of the Common Stock by investors, which registration statement on Form S-3 was filed with the SEC on July 31, 2003 and amended on October 16, 2003 (the "Form S-3"). Certain other shareholders exercised their right to include shares owned by them in such registration statement on Form S-3. The Form S-3 is being reviewed by the SEC as of the date of the filing of this Form 10-Q. Such SEC review could result in the Company revising certain disclosures contained in this Form 10-Q.

         The Company has a revolving line of credit (the "Credit Facility") with Silicon Valley Bank, which is secured by all of the Company's assets, including a negative pledge on intellectual property, and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability). The Credit Facility provides working capital financing for up to 75% of the Company's eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases, and stand-by letters of credit for up to $0.5 million. The maximum amount available under the Credit Facility is $5.0 million. The Credit Facility, as amended, expires on May 28, 2004. The Company is currently in the process of negotiating the potential renewal of the Credit Facility. As of September 30, 2003, there was no amount outstanding under the Credit Facility as the Company voluntarily paid-off the balance of the Credit Facility during September 2003. Under the terms of the Credit Facility, no dividends may be paid on the Company's Common Stock without the consent of Silicon Valley Bank.

         For the three months ended September 30, 2003, the Company used an average of $0.4 million per month in cash to fund its operations ("Average Monthly Cash Flow Deficit"). Cash and cash equivalents at September 30, 2003 totaling $16.1 million would cover 12 months' future cash flow needs, based on the Average Monthly Cash Flow Deficit. Therefore, the Company believes that cash and cash equivalents, cash generated from operations, including Recent Capital Raised, and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management's expectations for future revenue growth, controlled operating expenses and costs of revenues, and collections of accounts receivable.

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

FORWARD-LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations and financial performance and condition. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company's actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed in the foregoing Management's Discussion and Analysis of Financial Condition and Results of

Operations as well as those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 31, 2003, including Exhibit 99.1 thereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         INTEREST RATES. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, as amended, which expires on May 28, 2004, is based on Prime Rate plus 1.0% per annum. As of September 30, 2003, there was no amount outstanding under the Credit Facility. Changes in interest rates could impact the Company's anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on current and future borrowings under the Credit Facility.

ITEM 4. CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         (b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of such evaluation.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) UNREGISTERED SHARES SOLD BY THE COMPANY. On July 15, 2003, the Company sold 2,200,000 newly issued shares of its common stock to two institutional investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for gross proceeds of approximately $11.7 million. The shares were sold at $5.30 per share. After deducting commissions and expenses, the Company received approximately $10.8 million.

         The Company did not offer or sell the shares by any form of general solicitation or general advertising. An underwriter was not used. The Company received representations from each of the investors in connection with the sale of securities, including that (i) such investor is an "accredited investor" as defined in Rule 501(a) under the Securities Act, (ii) such investor has the appropriate business or financial experience, (iii) such investor is able to bear the economic risk of such investment and (iv) such investor is purchasing the securities for its own account for investment purposes only and not with a view to or for distributing or reselling such shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

        Number                           Description
        ------                           -----------

         31.1 Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

         31.2 Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         The Company furnished the information set forth in its press release issued on July 23, 2003 concerning its second quarter 2003 financial results in a Form 8-K filed with the SEC on July 24, 2003. The Company subsequently amended and restated such filing in a Form 8-K/A filed with the SEC on July 25, 2003.

         The Company reported the sale of 2,200,000 shares of its Common Stock to two institutional investors in a Form 8-K filed with the SEC on July 16, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ULTIMATE SOFTWARE GROUP, INC.



Date: November 13, 2003                By: /s/ MITCHELL K. DAUERMAN
                                           -------------------------------------
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Authorized Signatory and Principal
                                           Financial and Accounting Officer)