Form 10-K/A
period 2002-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2003-12-01
CIK 1016125

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM   TO

                         COMMISSION FILE NUMBER: 0-24347

                            ------------------------

                        THE ULTIMATE SOFTWARE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                     65-0694077
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

                   2000 ULTIMATE WAY,                         33326
                      WESTON, FL                            (Zip Code)
       (Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (954) 331-7000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS:
                                 ---------------
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the Nasdaq National Market on March 14, 2003 was approximately $63.6 million.

         As of March 14, 2003, there were 17,331,268 shares of the Registrant's Common Stock, par value $.01, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                                EXPLANATORY NOTE

         The Ultimate Software Group, Inc. is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed March 31, 2003, in response to comments received from the Securities and Exchange Commission in connection with their review of the Registration Statement on Form S-3 (File No. 333-107527) filed by The Ultimate Software Group, Inc. on July 31, 2003. This amendment to the original Form 10-K amends and restates the original Form 10-K in its entirety, but does not reflect events occurring after the original filing of the Form 10-K. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. The Ultimate Software Group, Inc. has updated the certifications of the chief executive and financial officers in light of intervening Securities and Exchange Commission rules.

         In addition, The Ultimate Software Group, Inc. has filed the following exhibits herewith:

         31.1 Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

         31.2 Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

         32.1 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                        THE ULTIMATE SOFTWARE GROUP, INC.

                                      INDEX

                                                                              PAGE(s)
                                                                              -------
                                     PART I
Item 1.      Business                                                            1
Item 2.      Properties                                                         10
Item 3.      Legal Proceedings                                                  11
Item 4.      Submission of Matters to a Vote of Security Holders                11
                                     PART II
Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters                                                11
Item 6.      Selected Financial Data                                            11
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          13
Item 7A.     Quantitative and Qualitative Disclosures about Market
             Risk                                                               28
Item 8.      Financial Statements and Supplementary Data                        29
Item 9.      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                           52
                                    PART III
Item 10.     Directors and Executive Officers of the Registrant                 52
Item 11.     Executive Compensation                                             55
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                         55
Item 13.     Certain Relationships and Related Transactions                     55
Item 14.     Controls and Procedures                                            55
                                     PART IV
Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form
             8-K                                                                56
Signatures...............................................................       62
Certifications...........................................................       63

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

         Ultimate Software's UltiPro Workforce Management Software ("UltiPro") is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro's human resources ("HR") and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer's gateway for its workforce to access company-related and personal information. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities efficiently.

         UltiPro Workforce Management is marketed both through the Company's direct sales team as well as through alliances with business service providers
(BSPs) that market co-branded UltiPro to their customer bases. Ultimate Software's direct sales team focuses on companies with more than 500 employees and sells both on a license (typically in-house) and service basis (typically hosted and priced on a per-employee-per-month basis). The Company's BSP alliances focus primarily on companies with under 500 employees and typically sell an Internet solution, which includes UltiPro, priced on a monthly/service basis. When the BSP sells its Internet solution, incorporating UltiPro in the offering, the BSP is obligated to remit a fee to the Company, typically measured on a per employee per month basis and, in some cases, subject to a monthly minimum amount.

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

         The Company's direct sales force markets UltiPro as an in-house payroll and workforce management solution and alternatively as a hosted offering branded "Intersourcing." Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model introduced in 2002, the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a BellSouth data center.

         During 2001, Ultimate Software and Ceridian Corporation ("Ceridian") reached an agreement (the "Ceridian Agreement"), as amended in 2002, which grants Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian markets primarily to businesses with under 500 employees. In addition, under the Ceridian Agreement, the Company provides product updates through general releases to Ceridian.

         Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month beginning in January 2003 with 5% annual increases beginning in 2006. The maximum monthly payment is $1.0 million, subject to 5% annual increases beginning in 2003. In February 2002, Ceridian paid to the Company $6.0 million, representing a prepayment of the minimum monthly fees due in 2003. Minimum monthly payments under the Ceridian Agreement are required to resume on January 1, 2004.

         The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $16.5 million under the Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Ceridian retains certain rights to use the software upon termination.

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

REVENUE SOURCES

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

         Recurring revenues include maintenance and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company's software. Subscription revenues are principally derived from per-employee-per-month ("PEPM") fees earned through the Intersourcing Offering, Base Hosting (defined below) and the BSP sales channel, as well as revenues generated from the Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered.

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

         The percentage contribution for each of the three principal sources of revenue was as follows:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                            --------------------------------------
                                              2002           2001           2000
                                            --------       --------       --------
Revenues:
  License .........................             22.1%          28.3%          38.9%
  Recurring .......................             35.1           24.1           17.0
  Services ........................             42.8           47.6           44.1
                                            --------       --------       --------
     Total revenues ...............            100.0%         100.0%         100.0%
                                            ========       ========       ========

FEATURES OF ULTIPRO

         Ultimate Software's UltiPro is a payroll and workforce management solution designed to offer the following features to its customers:

         Web Workforce Portal. UltiPro includes a Web workforce portal that serves as a company's communications hub and the central gateway for business activities. It provides functionality for everyone in the customer's organization, not just human resources/payroll and finance departments, but also executives, staff managers and individual employees. With UltiPro's workforce portal, a company's HR/payroll staff, managers and administrators can complete daily employee administration tasks, administer benefits, manage staff and access reporting in real-time, from one central location. Managers and executives can access commonly requested reports and analyze workforce statistics and trends on-demand. Employees can access pay and benefits information, get questions answered and complete routine updates instantly. The Company believes that UltiPro's workforce portal can increase administrative efficiencies by providing reporting, staff management processes and business intelligence to management over the Internet and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms and paychecks.

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

         Implementation and System Update Efficiency. Ultimate Software offers a solution that has been designed to minimize the time and effort required for implementation, customization and updating. UltiPro delivers an extensive amount of functionality "out-of-the-box" so that minimal customizations are required by the customer. The Company also provides an implementation methodology, experienced implementation staff and customer training to facilitate rapid implementation. Ultimate Software continues to refine and improve its implementation process to allow customers to implement more quickly. To facilitate customizations and fast system upgrades, the Company has designed UltiPro so that when users load system updates, they do not overwrite their customizations because the system stores custom changes as sub-classed objects or data that reside "outside" the core program, thus avoiding the time-consuming process of rewriting custom changes.

         Reduced Total Cost of Ownership. The Company believes that the UltiPro solution provides cost saving opportunities for its customers and that UltiPro, whether purchased as a license or as a service through Intersourcing, is competitively priced. In addition, the Company believes that its current practices in implementing the UltiPro solution result in a cost savings for customers when compared with implementations of other similar solutions in the industry. A customer may also reduce the administrative and information technology support costs associated with the organization's human resources, benefits and payroll functions over time. Tight integration helps to reduce administrative costs by facilitating accurate information processing and reporting, and reducing discrepancies, errors and the need for time-consuming adjustments. In addition, administrative costs can be reduced by providing an organization with greater access to information and control over reporting.

         Leveraging of Leading Technologies. Ultimate Software has consistently focused on identifying leading technologies and integrating them into its products. UltiPro Workforce Management is a three-tier solution that leverages Microsoft's technical architecture as well as XML to increase design efficiencies within the system and particularly for workflow capabilities. With UltiPro version 6.0, released in 2002, Ultimate Software introduced a new technology architecture for UltiPro to enable advanced Web Services capabilities. Ultimate Software's Distributed Process Management platform leverages leading technologies such as Microsoft's Component Object Model (COM), Microsoft Message Queuing (MSMQ), eXtensible Markup Language (XML), Simple Object Access Protocol (SOAP) and Web Services Definition Language (WSDL) to create a distributed processing framework that is Internet-enabled. This allows customers to initiate commonly requested services such as running a report from the Web. These requests are automatically routed to a separate process application server to ensure efficient processing and load balancing. UltiPro's XML Web Services feature set allows customers to scale as they grow and take advantage of additional Web Services as needed. In addition, UltiPro includes a suite of enterprise integration tools, business components and business-to-business links. These tools are designed to take advantage of emerging Internet-based technology standards such as XML, HTTP and Java scripting.

         Ease of Use and Navigation. Ultimate Software designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the payroll and workforce management areas. UltiPro uses familiar Internet interface techniques and functions through a Web browser, making it convenient and easy to use. A customer's executives, managers, administrators and employees have Web access to manage payroll and employee functions, run reports or find answers to routine questions through an intuitive user interface. The Company refers to this easy navigation as "Two clicks to anywhere."

         Comprehensive Professional Services and Industry-Specific Expertise. Ultimate Software believes it provides high quality implementation, training and ongoing product and customer support services. Ultimate Software employs 170 people in customer services, which includes the implementation, product support, technical support and training departments. In November 2002, Ultimate Software's customer support center received the Support Center Practices ("SCP") Certification for the fourth consecutive year. The SCP program was created by the Service & Support Professionals Association (SSPA) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate Software employs a dedicated research team to track jurisdictional tax changes to the more than 12,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

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

         Web-Based Technologies and Internet Integration. Ultimate Software supports emerging Web technologies and Internet/extranet connectivity to increase access to and usability of its applications. UltiPro is a Web solution with a backoffice component for handling such functions as payroll processing, company and system setup, and security. One of the highlights of UltiPro's technology is the Company's Distributed Process Management ("DPM") framework of XML Web Services, a framework that enables business functions to be performed over the Web, and allows different enterprise systems to talk to one another over the Internet. UltiPro's DPM was designed to automate and distribute HR and payroll processes, for example, entering group time or generating reports, across multiple servers to reduce the amount of time and manual work required. The DPM framework leverages Microsoft's Component Object Model (COM), eXtensible Markup Language (XML), Simple Object Access Protocol (SOAP), Web Services Definition Language (WSDL) and Microsoft Message Queuing (MSMQ) to improve system speed and performance. The Company believes that the DPM framework makes UltiPro highly scalable to accommodate a high volume of processing requests cost-effectively, particularly for companies that run hundreds or even thousands of payrolls.

         Application Framework. Ultimate Software has designed certain aspects of its system using a multi-tiered architecture in order to enhance the system's speed, flexibility, scalability and maintainability. When an application's logic resides only on a client workstation, a user's ability to process high volume data transactions is limited. When the logic resides only on a server, the user's interactive capabilities are reduced. To overcome such limitations, Ultimate Software built more separation into the application design to increase the extensibility, scalability and maintainability of the application. The UltiPro Workforce Management application consists of several core components in a layered architecture that leverages Microsoft technology. UltiPro's multi-layered architecture, including an Operating System Layer, Business Logic Layer, Presentation Layer and User Interface Layer, makes it easier to update and maintain UltiPro, as well as integrate UltiPro with other enterprise systems. The Company believes that UltiPro's application framework provides a highly extensible set of services that can scale depending on the customer's business size. In addition, UltiPro was built using a data-driven, object-oriented application framework that enhances the development and usability of the solution.

Object-oriented programming features code reusability and visual form/object inheritance, which decrease the time and cost of developing and fully implementing a new system. With object-oriented programming, system updates do not overwrite prior customizations to the system because custom changes are sub-classed objects that reside "outside" the core program.

         Business Intelligence Tools. In addition to an extensive library of standard reports that offer flexibility and ease of use, the Company extends what users can do with employee data by embedding business intelligence tools from Cognos Corporation, a third-party provider ("Cognos"). In addition to offering sophisticated data query and report authoring, these tools enable users to apply online analytical processing ("OLAP") to multidimensional data cubes, allowing users to explore data on employees graphically and statistically from diverse angles. Ultimate Software maintains a link between Cognos' report catalog and UltiPro's data dictionary, eliminating the necessity for users to create and maintain ad hoc reporting catalogs. A Cognos Web Package is delivered to UltiPro customers to allow users to access reports and conduct data queries from a Web browser.

ULTIMATE SOFTWARE SOLUTIONS

         Ultimate Software's core solution for mid-sized enterprise customers, those with 500 to 15,000 employees, is UltiPro Workforce Management. Ultimate Software also offers the "Powered by UltiPro" BSP Solution (the "BSP Solution") with Internet Payroll to business services providers that have relationships with smaller organizations, those with fewer than 500 employees.

         UltiPro Workforce Management Software ("UltiPro")

         UltiPro Workforce Management is designed to provide customers the functionality they need to manage every aspect of the employee life cycle in one place, whether their processes are centralized at headquarters or managed by multiple divisions or branch offices. Though UltiPro was designed for mid-sized enterprises, the solution can scale to accommodate larger numbers of employees. UltiPro's HR and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer's gateway for its workforce to access company-related activities. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities more efficiently.

         UltiPro Workforce includes, but is not limited to, the following functionality:

         UltiPro's Workforce Portal. UltiPro's workforce portal can act as the gateway to business activities for a customer's administrators, HR/payroll staff and management team. Ultimate Software believes that UltiPro's workforce portal allows customers to improve service to their employees through better communications and save time because managers can complete common employee administrative tasks, administer benefits, manage staff and access reporting in real-time, from one central location.

         eEmployee Self-Service. UltiPro eEmployee Self-Service gives a customer's workforce immediate security-protected access to view paycheck details, benefits summaries, frequently used forms and company information; update personal information such as address, phone number, emergency contacts and skills; change preferences such as direct deposit accounts and benefits selections; make routine requests such as asking for vacation time; and enroll in training.

         Management. As authorized, managers have self-service access to staff information such as salary, key dates and emergency contacts, with reporting and analysis tools to facilitate decision-making. A customer's managers can view and update staff information, manage department activities, post job openings or leverage recruiting and hiring tools.

         eAdministration. UltiPro's eAdministration includes eWork Events, eStandard Reporting, and eSystem Administration. eWork Events enables users to authorize HR/payroll staff, managers or supervisors to make updates on the Web through more than 100 pre-defined workflow processes to expedite business activities such as hiring an employee or inputting a salary increase. eStandard Reporting allows authorized managers or HR/payroll staff to run approximately 100 standard UltiPro reports, including upcoming performance reviews, headcount reports, average salary reports, government compliance reports, general ledger reporting, and other point-in-time HR/payroll reports from the Web without requiring the time of central HR/payroll or IT staff. eSystem Administration was designed for the non-technical user to administer

UltiPro's roles-based security, built-in workflow and system business rules, as well as enable system administrators to post company communications, link to external Web sites from the UltiPro portal, and, through UltiPro's ePalette feature, select the colors of UltiPro's Web pages to match the customer's own company image.

         eHuman Resources. UltiPro tracks HR-related information including employment history, performance, job and salary information, career development, and health and wellness programs. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting, including COBRA compliance; HIPAA certificates; OSHA and workers' compensation; FMLA tracking; and EEO compliance. UltiPro also ensures compliance with SSA and HIPAA confidentiality legislation for protecting sensitive data such as employee social security numbers. eHuman Resources includes benefits administration, recruitment and staffing tools, compensation management and training management functionality.

         Payroll Processing. UltiPro's payroll engine handles hundreds of payroll-related computations intended to minimize the customer's need for side calculations or additional programming. For example, UltiPro delivers complex wage calculations such as average pay rates for overtime calculations, shift premiums, garnishments and levy calculations. With ePayroll Processing, a company's central payroll department, remote offices or multiple divisions can process payroll on the Web in several steps. ePayroll Processing includes eTime Entry to allow customers' supervisors or managers at branch offices to input and submit time for their team through the Web.

         UltiPro Business Intelligence. Ultimate Software believes that, with UltiPro Business Intelligence, customers are able to provide their managers and executives with Web access to workforce-related reports, workforce analytics and point-in-time reporting, without installing reporting software on users' PCs or writing custom reports. With UltiPro Business Intelligence, users can run and print pre-formatted reports for the executive team or run instant queries on the Web for answers to routine questions. UltiPro Business Intelligence also delivers workforce analytics to enable managers to evaluate workforce trends strategically on topics such as compensation, turnover and overtime.

         eTraining Enrollment. With eTraining Enrollment, employees can view course schedules and descriptions and register online. Managers can also approve staff training requests from the Web.

         eBenefits Enrollment. With eBenefits Enrollment, customers' employees can review their benefit choices and make selections on the Web. Benefits administrators can set up enrollment sessions from the Web and use tools to monitor enrollment progress. eBenefits Enrollment also walks employees through all of the benefit and personal information changes necessary as a result of a life event such as getting married, having a baby or moving.

         eRecruitment. UltiPro eRecruitment automates, tracks and manages the hiring and recruiting process to help reduce overall "cost per hire" and "time to hire." With UltiPro eRecruitment, users can post openings to job sites they subscribe to, track applications and hire candidates from within UltiPro's workforce portal.

         eCo-Branding. For organizations that want to co-brand UltiPro for the purpose of delivering services to a customer base, UltiPro offers eCo-Branding as an extra-cost option. eCo-Branding provides Web access to important personal information for customers' employees, including the ability to view current paycheck and direct deposit details, paycheck history and benefits details. Customers can display their own company logo with the "Powered by UltiPro" logo to their user base to strengthen their brand.

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

         UltiPro Wireless. Ultimate Software recognizes the mobile workforce today and is delivering a wireless application geared for today's mobile employees, managers, administrators and executives. UltiPro Wireless provides employees with access to their paycheck details and company directory via a wireless device. Managers can elect to receive wireless notifications for workflow events requiring their approval (such as an employee vacation request).

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

"Powered by UltiPro" BSP Solution (the "BSP Solution")

         "Powered by UltiPro" BSP Solution is designed for and primarily marketed to business service providers that have relationships with smaller organizations, those with fewer than 500 employees. The BSP Solution, released in December 2000, enables business service providers to deliver Web-based workforce management and payroll services to their customers and Web-access for their customers' employees to view their paycheck and basic benefits information. Business service providers have the opportunity to co-brand UltiPro and to price their offerings on a per-employee-per-month or other monthly basis.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of its business. Such research and development expenses are for enhancements and future betterments to the Company's existing products and for the development of new products. During 2002, 2001 and 2000, the Company spent $17.7 million, $17.0 million and $15.7 million, respectively, on research and development activities. Such amounts represent the amounts spent during the three years ended December 31, 2002 as distinguished from the related amounts expensed in the consolidated statements of operations during those periods. In accordance with generally accepted accounting principles, the Company capitalized software development personnel costs associated with the development of certain major products totaling $4.2 million during 2001.

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

         Professional Services. Ultimate Software's professional services include implementation, customer relationship management and educational services. Ultimate Software believes that its implementation services are differentiated from those of other vendors by speed, predictability and completeness. The Company believes that its successful record with rapid implementations is due to its standardized methodology, long-tenured consultants, the large amount of delivered product functionality, and comprehensive conversion and integration tools.

         Ultimate Software has an experienced team of system and functional consultants that are dedicated to assisting customers with rapid implementations. In addition, Ultimate Software provides its customers with the opportunity to participate in formal training programs conducted by its education services team. Training programs are designed to increase customers' ability to use the full functionality of the product, thereby maximizing the value of customers' investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, customizing the system and creating custom reports. The Company maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; and at its headquarters in Weston, Florida. In addition to offering classes at these facilities, the Company conducts Web-based training and on-site training at customer facilities. After customers have implemented UltiPro and been turned over to the Company's customer support and maintenance program, professional services assigns a customer relationship manager to the account to assist customers on an ongoing basis with special projects, including enhancing their existing systems, managing upgrades and writing custom reports. These services, like all of the Company's professional services, are typically billed on a time and materials basis.

         Customer Support and Maintenance. Ultimate Software offers comprehensive technical support and maintenance services, which have historically been purchased by all of its customers. Ultimate Software's customer support center was awarded the Support Center Practices Certification sponsored by the Service Strategies Corporation (SSC) for the fourth consecutive year in 2002. This certification recognizes companies that "deliver exceptional service and support to their customers." Ultimate Software's customer support services include: software updates that reflect tax and other legislative changes; telephone support 24 hours a day, 7 days a week; unlimited access to the Company's employee tax center on the World Wide Web; seminars on year-end closing procedures; and periodic newswires. In addition, the Company's customer support services team maintains a support Web site for its customers and individual representatives attend user-organized user group meetings on a routine basis throughout the United States.

CUSTOMERS

         As of December 31, 2002, the Company had licensed its software to approximately 900 customers, representing approximately 2,000 companies and approximately 1.4 million employees. Ultimate Software's customers operate in a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and services. No customer accounted for more than 10% of total revenues in 2002 or 2001.

SALES AND MARKETING

         Ultimate Software markets and sells its products and services through its direct sales force, marketing group, and a network of business service provider alliances.

         Direct Sales. Ultimate Software's direct sales force includes business development vice presidents, directors and managers who have defined territories. The sales cycle begins with a sales lead generated through a national, corporate marketing campaign or a territory-based activity. In one or more on-site visits, sales managers work with application and technical consultants to analyze prospective client needs, demonstrate the Company's product and, when required, respond to RFPs (Requests for Proposals). The sale is finalized after clients complete their internal sign-off procedures and terms of the contract are negotiated and signed.

         With a license sale, the terms of the Company's sales contract typically include a license agreement for the product, an annual maintenance agreement, per-day training rates and hourly charges for implementation services. Typical payment terms include a deposit at the time the contract is signed and additional payments upon the occurrence of other specified events such as the implementation of the software and/or specific payment dates designated in the contract. Payment for implementation and training services under the contract is typically made as such services are provided. A service sale is a hosting, or Intersourcing, agreement that typically requires, but is not limited to, a per-employee-per-month fee, setup fees and hourly charges for implementation.

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

         Ultimate Software's competitors include (i) large service bureaus, primarily ADP and to a lesser extent Ceridian Corporation; (ii) a number of companies, such as Lawson Software, Inc., Oracle Corporation, PeopleSoft, Inc. and SAP, which offer human resource management and payroll ("HRMS/payroll") software products for use on mainframes, client/server environments and/or Web servers; and (iii) the internal payroll/human resources departments of potential customers which use custom-written software. Many of the Company's competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers.

PRODUCT LIABILITY

         Software products such as those offered by the Company frequently contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. Despite extensive testing, the Company from time to time has discovered defects or errors in products. There can be no assurance that such defects, errors or difficulties will not cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with the Company's products or result in claims by customers against the Company. In addition, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

BACKLOG

         At December 31, 2002, the Company had an approximate backlog of $5.7 million. The Company expects to fill approximately $2.0 million of the 2002 backlog during 2003. Backlog consists of Intersourcing and Base Hosting (defined below) services sold under signed contracts for which the services have not yet been delivered. Since the Company did not introduce the Intersourcing and Base Hosting offerings until mid-2002, there was no backlog as of December 31, 2001. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

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

AVAILABLE INFORMATION

         The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our Internet website at www.ultimatesoftware.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Information contained on Ultimate Software's website is not part of this report.

ITEM 2. PROPERTIES

         Ultimate Software's corporate headquarters, including its principal administrative, marketing, engineering and support operations, are located in Weston, Florida. Commencing in July 1999, the Company leased all the available square footage in this facility, or approximately 40,000 square feet, under lease expiring in 2017. Commencing in November 2002, the Company leased all the available square footage of a new adjacent building that serves as an extension of the Company's corporate headquarters, approximately 21,000 square feet, under a lease expiring in 2017. In addition, the Company presently leases office space for its sales operations in Albany, New York; Columbia, Maryland; Dallas, Texas; Millburn, New Jersey; Nashville, Tennessee; Ridgeland, Mississippi; Seal Beach, California; and Schaumburg, Illinois. Sales operations in other locations are not supported by leased office space. The Company believes that its existing facilities are suitable and adequate for its current operations for the next 12 months. The Company further believes that suitable space will be available as needed to accommodate any expansion of its operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

         From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company's operating results or financial condition.

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

                                                    2002              2001
                                               ---------------   ---------------
                                                HIGH     LOW      HIGH     LOW
                                               ------   ------   ------   ------
First Quarter ..............................   $4.880   $3.300   $5.438   $3.000
Second Quarter .............................    4.560    2.220    6.030    3.525
Third Quarter ..............................    3.620    2.050    5.040    3.150
Fourth Quarter .............................    4.200    2.470    4.000    2.370

         As of March 20, 2003, the Company had approximately 150 holders of record, representing approximately 2,300 stockholder accounts.

         The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The payment of dividends in the future, if any, will be at the discretion of the Board of Directors. Under the terms of the Company's revolving line of credit with Silicon Valley Bank, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statement of operations data presented below for the year ended December 31, 2002 and the balance sheet data as of December 31, 2002 have been derived from the Company's Consolidated Financial Statements included elsewhere in this Form 10-K, which have been audited by KPMG LLP whose report appears elsewhere in this Form 10-K. The statement of operations data below for each of the years in the two-year period ended December 31, 2001 and the balance sheet data as of December 31, 2001 have been derived from the Company's Consolidated Financial Statements included elsewhere in this Form 10-K which have been audited by Arthur Andersen LLP, an international accounting firm that has subsequently ceased operations, a copy of whose report is included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2000, 1999 and 1998 and the statements of operations data for the years ended December 31, 1999 and 1998 have been derived from audited consolidated financial statements not included herein. The financial data reflects the results of the Company and five former third-party resellers of the Company's products, the businesses of which were acquired in February and March 1998 (the "Acquired Resellers"), as if the Company and the Acquired Resellers had operated as one entity during the periods presented. These acquisitions were accounted for under the poolings-of-interests method of accounting during 1998.

                                                              YEARS ENDED DECEMBER 31,(1)
                                                --------------------------------------------------------
                                                  2002        2001        2000        1999        1998
                                                --------    --------    --------    --------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License ...................................   $ 12,170    $ 16,826    $ 24,103    $ 23,454    $ 18,811
  Recurring .................................     19,345      14,364      10,520       8,315       6,059
  Services ..................................     23,634      28,289      27,331      25,624      19,622
                                                --------    --------    --------    --------    --------
     Total revenues .........................     55,149      59,479      61,954      57,393      44,492
                                                --------    --------    --------    --------    --------
Cost of revenues:
  License ...................................      1,163       1,287       1,286         751         834
  Recurring .................................      8,098       5,789       4,957       3,930       2,219
  Services ..................................     18,267      20,219      20,978      17,925      16,961
                                                --------    --------    --------    --------    --------
     Total cost of revenues .................     27,528      27,295      27,221      22,606      20,014
                                                --------    --------    --------    --------    --------
Operating expenses:
  Sales and marketing .......................     17,479      18,261      20,121      17,536      16,024
  Research and development ..................     17,675      12,775      15,687      10,281       6,953
  General and administrative ................      6,890      10,065       7,338       5,433       4,651
  Amortization of acquired intangibles ......         --          --          --          --         638
                                                --------    --------    --------    --------    --------
     Total operating expenses ...............     42,044      41,101      43,146      33,250      28,266
                                                --------    --------    --------    --------    --------
     Operating income (loss) ................    (14,423)     (8,917)     (8,413)      1,537      (3,788)
Compensation related to modification of
  escrow agreement(2) .......................         --          --          --          --      (4,183)
Interest expense ............................       (283)       (208)       (311)       (267)       (207)
Interest and other income ...................        138         375         320         507         589
                                                --------    --------    --------    --------    --------
  Income (loss) before taxes ................    (14,568)     (8,750)     (8,404)      1,777      (7,589)
Provision for income taxes ..................         --          --          --          22          --
                                                --------    --------    --------    --------    --------
  Net income (loss) .........................   $(14,568)   $ (8,750)   $ (8,404)   $  1,755    $ (7,589)
                                                ========    ========    ========    ========    ========
Net income (loss) per share -- basic and
  diluted(3) ................................   $  (0.90)   $  (0.55)   $  (0.52)   $   0.11    $  (0.52)
                                                ========    ========    ========    ========    ========
Weighted average number of shares
  outstanding:
  Basic(3) ..................................     16,189      15,944      16,075      15,908      14,494
                                                ========    ========    ========    ========    ========
  Diluted(3) ................................     16,189      15,944      16,075      16,125      14,494
                                                ========    ========    ========    ========    ========
BALANCE SHEET DATA:
Cash and cash equivalents ...................   $  8,974    $  8,464    $  7,572    $  8,946    $ 17,128
Total assets ................................     31,143      34,251      34,440      38,430      37,214
Deferred revenue ............................     27,815      20,215       9,894       8,573       9,134
Long-term borrowings, including capital lease
  obligations ...............................      1,206         408         943       1,120       1,010
Stockholders' equity (deficit) ..............     (7,368)      4,590      13,904      21,960      19,110

----------

(1) In February and March 1998, the Company acquired the businesses of five third-party resellers of the Company's products (the "Acquired Resellers") in exchange for an aggregate of 121,856 shares of the Company's Class B Common Stock (converted into 1,233,061 shares of the Company's common stock, par value $.01 per share (the "Common Stock") in connection with an initial public offering, completed in June 1998). The Company accounted for these transactions using the poolings-of-interest method of accounting. Therefore, the accounts of the Acquired Resellers have been included retroactively in the consolidated financial statements as if the companies had operated as one entity since inception for purposes of the statements of operations data and at the end of such periods for purposes of the balance sheet data.

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

REVENUE RECOGNITION

         Sources of revenue for the Company include:

         -        Sales of perpetual licenses for UltiPro;

         - Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (or "Hosting Services");

         - Sales of the right to use UltiPro through the Company's Intersourcing Offering, which includes Hosting Services;

         - Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro, or ("Base Hosting");

         - Sales of other services including implementation, training and other services, including the provision of payroll-related forms and the printing of Form W-2's for certain customers; and

         - Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company's software and (2) subscription revenues generated from per employee per month ("PEPM") fees earned through the Intersourcing Offering, Base Hosting and the business service provider (BSP) sales channel (defined below), as well as revenues generated from the Ceridian Agreement (defined below).

Perpetual Licenses for UltiPro Sold With or Without Hosting Services

         Sales of perpetual licenses for UltiPro and sales of perpetual licenses for UltiPro in conjunction with Hosting Services are multiple-element arrangements that involve the sale of software and consequently fall under the guidance of SOP 97-2 for revenue recognition.

         The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and implementation consulting services. In accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the consolidated statement of operations until all such criteria are met.

         For multiple-element software arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee, under the arrangement to the element based on vendor-specific objective evidence of fair value of the element, ("VSOE") regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay when the element is sold separately.

         The residual method is used to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Undelivered elements in a license arrangement typically include maintenance, training and implementation services (the "Standard Undelivered Elements"). The fair value for maintenance fees is based on the price of the services sold separately, which is determined by the annual renewal rate historically and consistently charged to customers (the "Maintenance Valuation"). Maintenance fees are generally priced as a percentage of the related license fee. The fair value for training services is based on standard pricing (i.e., rate per training day charged to customers for class attendance), taking into consideration stand-alone sales of training services through year-end seminars and historically consistent pricing for such services (the "Training Valuation") The fair value for implementation services is based on standard pricing (i.e., rate per hour charged to customers for implementation services), taking into consideration stand-alone sales of implementation services through special projects and historically consistent pricing for such services (the "Implementation Valuation"). Under the residual method (the "Residual Method"), the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee attributable to the delivered element, the license fee, is recognized as revenue. If VSOE for one or more undelivered elements does not exist, the revenue is deferred on the entire arrangement until the earlier of the point at which (i) such VSOE does exist or (ii) all elements of the arrangement have been delivered.

         Perpetual licenses of UltiPro sold without Hosting Services typically include a license fee and the Standard Undelivered Elements. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.

         Perpetual licenses of UltiPro sold with Hosting Services typically include a license fee, the Standard Undelivered Elements and Hosting Services. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. Hosting Services are delivered to customers on a PEPM basis over the term of the related customer contract ("Hosting PEPM Services"). Upfront fees charged to customers represent fees for the hosting infrastructure, including hardware costs, third-party license fees and other upfront costs incurred by the Company in relation to providing such services ("Hosting Upfront Fees"). Hosting PEPM Services and Hosting Upfront Fees (collectively, "Hosting Services") represent undelivered elements in the arrangement since their delivery is over the course of the related contract term. The fair value for Hosting Services is based on standard pricing (i.e., rate charged per employee per month), taking into consideration stand-alone sales of Hosting Services through the sale of such services to existing customers (i.e., those who already own the UltiPro perpetual license at the time Hosting Services are sold to them) and historically consistent pricing for such services (the "Hosting Valuation"). The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.

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

         Implementation and training services (the "Professional Services") provided for Intersourcing arrangements are priced on a time and materials basis and are recognized as services revenue in the consolidated statements of operations as the services are performed. Under EITF 00-21, fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis. Fair value for Professional Services is based on the respective Training Valuation and Implementation Valuation. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The Company believes that applying EITF 00-21 to Intersourcing arrangements as opposed to applying SOP 97-2 is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.

Sales of Base Hosting Services

         Subscription revenues generated from Base Hosting are recognized in accordance with EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements (described above) in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing hosting services subsequently in a separate transaction whereas, with Intersourcing, the customer is purchasing the right to use (not license)

UltiPro. Implementation services provided for Base Hosting arrangements are substantially less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based on the Hosting Valuation. Fair value for implementation services is assigned in accordance with guidelines provided by SOP 97-2 based on the Implementation Valuation.

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

Recurring Revenues

         Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company's software. Subscription revenues are principally derived from per employee per month ("PEPM") fees earned through the Intersourcing Offering, hosting services offered to customers that license UltiPro on a perpetual basis ("Base Hosting") and the business service provider
(BSP) sales channel (defined below), as well as revenues generated from the Ceridian Agreement (defined below). Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years from the effective date of the Ceridian Agreement). Subscription revenues of approximately $642,000 per month are based on guaranteed minimum payments from Ceridian Corporation of approximately $42.7 million over the contract term, including $16.5 million received to date.

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

         Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a per employee per month basis and, in several cases, is subject to a monthly minimum amount for the term of the related agreement. Revenue is recognized on a per employee per month basis. To the extent the BSP pays the Company a one-time upfront fee, the Company accounts for such fee by recognizing it as subscription revenue over the minimum term of the related agreement. The Company does not host UltiPro for the BSP sales channel.

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

         Ultimate Software's UltiPro Workforce Management Software ("UltiPro") is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro's human resources ("HR") and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer's gateway for its workforce to access company-related and personal information. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities efficiently.

         UltiPro Workforce Management is marketed both through the Company's direct sales team as well as through alliances with business service providers
(BSPs) that market co-branded UltiPro to their customer bases. Ultimate Software's direct sales team focuses on companies with more than 500 employees and sells both on a license (typically in-house) and service basis (typically hosted and priced on a per-employee-per-month basis). The Company's BSP alliances focus primarily on companies with under 500 employees and typically sell an Internet solution, which includes UltiPro priced on a monthly/service basis. When the BSP sells its Internet solution, incorporating UltiPro in the offering, the BSP is obligated to remit a fee to the Company, typically measured on a per employee per month basis and, in some cases, subject to a monthly minimum amount.

         The Company's direct sales force markets UltiPro as an in-house payroll and workforce management solution and alternatively as a hosted offering branded "Intersourcing" (the "Intersourcing Offering"). Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model introduced in 2002, the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a BellSouth data center.

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

Ceridian Agreement

         On April 24, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP ("Andersen"), and retained KPMG LLP ("KPMG") as its new independent public accountants. As part of their quarterly review process for the fiscal quarter ended March 31, 2002, KPMG reviewed, among other things, the Company's revenue recognition policies, including the co-branding agreement signed with Ceridian Corporation ("Ceridian") on March 9, 2001, as amended from time to time (the "Ceridian Agreement"). Based upon consultations with KPMG as a result of their review of the Ceridian Agreement, during the three month period ended March 31, 2002, the Company reassessed its original conclusion regarding the timing of the revenue recognition to be applied to the Ceridian Agreement.

         When the Company completed a successful transfer of technology to Ceridian on February 5, 2002, a separate agreement, the Evolution Agreement, defined below, was executed with Ceridian. The Company had intended to begin recognition of revenue under the Ceridian Agreement on February 5, 2002 upon the successful transfer of technology to Ceridian. However, when KPMG reviewed the transaction, it was determined that the Evolution Agreement was an extension of the Ceridian Agreement. The relationship of these two agreements was based on the application of Technical Practice Aid (TPA) 5100.39. When the determination was made that the two agreements were related, the UltiPro 6.0 general release became a specified upgrade for this arrangement. Since the Company could not establish fair value for the specified upgrade, revenue recognition was deferred until the specified upgrade was delivered. The revenue recognition for the Ceridian Agreements began when the UltiPro 6.0 release (also known as Evolution) was delivered on August 28, 2002.

         Ceridian is obligated to pay to Ultimate Software a minimum of approximately $42.7 million, including $16.5 million received to date, over the minimum term of the Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years (the "Minimum Term"). Ceridian retains certain rights to use the software upon termination. The effect of the change in revenue recognition for the Ceridian Agreement was to modify the date at which revenue recognition would begin -- changing the onset of the revenue recognition process from February 5, 2002, which was the date the Company completed a successful transfer of technology to Ceridian, to the earlier of (i) the delivery of the UltiPro 6.0 release, or (ii) January 1, 2003. The change in the timing of revenue recognition applied to the Ceridian Agreement does not impact Ceridian's payment obligations to the Company over the Minimum Term nor does it impact the nature of the underlying business transaction.

         On August 28, 2002, Ultimate Software delivered the UltiPro 6.0 release to Ceridian. The delivery of UltiPro 6.0 marked the commencement of recurring revenue recognition for the Ceridian transaction at the minimum rate of approximately $642,000 per month from that date through March 2008. The recurring revenue amount of $642,000 per month was calculated by aggregating the minimum guaranteed payments under the Ceridian Agreement, totaling $42.2 million, and accreting them over the remaining minimum life of the contract, which ends March 9, 2008.

         The Ceridian Agreement provides for a monthly fee for all employees paid by Ceridian incorporating UltiPro software. To the extent this monthly calculation exceeds the minimum monthly payment, such excess would be recorded as additional recurring revenue in the month to which it relates, up to monthly maximum amounts pursuant to the Ceridian Agreement.

         On February 5, 2002, Ultimate Software and Ceridian entered into an agreement (the "Evolution Agreement") which provided that if Ultimate Software were to deliver UltiPro 6.0 on or before August 30, 2002, Ceridian would pay Ultimate Software $500,000 for such advanced delivery (the "Evolution Bonus"). Upon receipt in September 2002, the Evolution Bonus, was recorded as deferred revenue in the accompanying consolidated balance sheet. The Evolution Bonus is being recognized as subscription revenue (a component of recurring revenue) ratably over the remaining minimum term of the Ceridian Agreement and is included in the minimum rate of $642,000 per month through March 2008. The Company awarded substantially all of the Evolution Bonus to members of the Company's development team as an incentive bonus for the early delivery of UltiPro 6.0 (the "Incentive Bonus"). The Incentive Bonus was expensed in the three months ended September 30, 2002 and was included with research and development expenses.

RESULTS OF OPERATIONS

         The following table sets forth the Statements of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                     FOR THE YEARS ENDED DECEMBER 31,
                                    ----------------------------------
                                      2002         2001         2000
                                    --------     --------     --------
Revenues:
  License ......................        22.1%        28.3%        38.9%
  Recurring ....................        35.1         24.1         17.0
  Services .....................        42.8         47.6         44.1
                                    --------     --------     --------
     Total revenues ............       100.0        100.0        100.0
                                    --------     --------     --------
Cost of revenues:
  License ......................         2.1          2.2          2.1
  Recurring ....................        14.7          9.7          8.0
  Services .....................        33.1         34.0         33.9
                                    --------     --------     --------
     Total cost of revenues ....        49.9         45.9         44.0
                                    --------     --------     --------
Operating expenses:
  Sales and marketing ..........        31.7         30.7         32.5
  Research and development .....        32.1         21.5         25.3
  General and administrative            12.5         16.9         11.8
                                    --------     --------     --------
     Total operating expenses           76.3         69.1         69.6
                                    --------     --------     --------
     Operating loss ............       (26.2)       (15.0)       (13.6)
Interest expense ...............        (0.5)        (0.3)        (0.5)
Interest and other income ......         0.3          0.6          0.5
                                    --------     --------     --------
  Net loss .....................       (26.4)%      (14.7)%      (13.6)%
                                    ========     ========     ========

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001

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

         Recurring revenues include maintenance and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company's software. Subscription revenues are principally derived from per-employee-per-month ("PEPM") fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Ceridian arrangement. Maintenance revenues are recognized ratably over the service period, generally one year. Subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. All of the Company's customers that purchased software during 2002 and 2001 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

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

         License revenues decreased 27.7% to $12.2 million for 2002 from $16.8 million for 2001. The decrease in license revenues for 2002 is primarily due to a reduction in the number of new units sold by the Company's direct sales channel during the first half of 2002 which management believes was partly due to unfavorable economic conditions, partially offset by increased sales of UltiPro to existing clients using the Company's DOS-based product, UltiPro for Lan ("DOS Clients"), which had a lower average sales price. In addition, during 2002 the Company adjusted its sales and marketing strategy to also target sales from its new Intersourcing Offering, which produces subscription revenue (a component of recurring revenue) rather than license revenue. Ultimate Software introduced UltiPro for Lan in July 1993 as its first proprietary software product. The Company no longer markets this DOS-based product and discontinued support for UltiPro for Lan in late January 2003. The Company actively marketed the UltiPro product to Dos Clients as part of a loyalty program designed to encourage these clients to purchase UltiPro before support for UltiPro for Lan was discontinued.

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

Cost of Revenues

         Cost of revenues consists of the cost of license, recurring and services revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. UltiPro includes third-party software for enhanced report writing purposes. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company's customers, the cost of providing periodic updates and the costs of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company's customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with reimbursable out-of-pocket expenses, discussed below.

         Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," ("EITF 01-14"). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company's accompanying consolidated statements of operations, were $1.2 million and $2.0 million for 2002 and 2001, respectively. Prior to the adoption of EITF 01-14, the Company's historical consolidated financial statements offset these amounts within cost of services revenues.

         Cost of license revenues decreased 9.6% to $1.2 million for 2002 from $1.3 million for 2001. The decrease in the cost of license revenues was primarily attributable to lower third party licensing fees totaling $0.3 million resulting from the decrease in licensing activity for the year, partially offset by $0.2 million in higher software amortization. As a percentage of license revenues, cost of license revenues increased to 9.6% for 2002 from 7.6% for 2001 primarily as a result of an increase in the amortization of capitalized software for UltiPro combined with the absorption of these higher expenses in a decreased license revenue base.

         Cost of recurring revenues increased 39.9% to $8.1 million for 2002 from $5.8 million for 2001. This increase was primarily attributable to an increase in costs of maintenance of $1.3 million principally due to higher labor costs to support the Company's customer base and an increase of $0.7 million in costs of subscriptions, principally from a full year of amortization of capitalized software, which began in August of 2001. As a percentage of recurring revenues, cost of recurring revenues increased to 41.9% for 2002 from 40.3% for 2001 primarily due to a full year of software amortization costs in 2002 as compared to four month's software amortization in 2001.

         Cost of services revenues decreased 9.7% to $18.3 million for 2002 from $20.2 million for 2001. The decrease was primarily due to a reduction of $0.9 million in labor and travel costs from implementation services and a decrease in reimbursable out-of-pocket expenses totaling $0.8 million. Cost of services revenues, as a percentage of services revenues, increased to 77.3% for 2002 from 71.5% for 2001 primarily as a result of the absorption of these expenses in a decreased services revenue base.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased 4.3% to $17.5 million for 2002 from $18.3 million for 2001. The decrease in sales and marketing expenses was primarily due to a $0.8 million reduction in labor costs, partially offset by an increase of $0.3 million in advertising and marketing costs. Sales and marketing expenses, as a percentage of total revenues, increased to 31.7% for 2002 from 30.7% for 2001 primarily due to the absorption of these expenses in a reduced total revenue base.

Research and Development

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 38.4% to $17.7 million for 2002 from $12.8 million for 2001. Research and development expenses, as a percentage of total revenues, increased to 32.1% for 2002 from 21.5% for 2001. The increase in research and development expenses was primarily attributable to the absence of the capitalization of software development costs in 2002 as compared to the capitalization of $4.2 million of software development costs in 2001, and, to a lesser extent, a $0.5 million incentive bonus paid to members of the Company's development team for the advanced delivery of UltiPro 6.0 (also known as Evolution) to Ceridian on August 28, 2002. Capitalized software costs consists of software development personnel costs associated with the development of certain major products which were available for general release in the third and fourth fiscal quarters of 2001. Such capitalized software costs are amortized ratably to cost of license revenues and cost of recurring revenues, on a product-by-product basis over the estimated life (which is typically three years) following the general release of the underlying software products.

General and Administrative

         General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses decreased 31.5% to $6.9 million for 2002 from $10.1 million for 2001 primarily due to (1) a reduction in the provision for doubtful accounts and (2) the settlement of a legal matter which occurred in 2001, (3) partially offset by increased professional fees. The provision for doubtful accounts decreased to $1.7 million for 2002 from $4.2 million in 2001. This decrease was primarily attributable to two factors: (1) a decrease of $5.1 million in the balance of accounts receivable, gross of the allowance for doubtful accounts; and (2) a decrease of $0.9 million in individual accounts charged-off during 2002 as compared to 2001. The balance of gross accounts receivable declined principally due to lower license sales in 2002 resulting from a combination of fewer units sold in 2002 combined with the Company's business strategy to shift a portion of its business to Intersourcing, in addition to better collections. Charge-offs were higher in 2001 due to (1) the write-off of the account receivable from a single customer totaling $0.7 million pursuant to the legal settlement discussed below; and (2) the write-off of several accounts receivable from various customers in the Professional Employer Organization ("PEO") sector that encountered financial difficulties during 2001. During 2001, the Company settled a legal matter with a single PEO customer ("PEO Customer") arising out of the Company's claim for payment for services from the PEO Customer and the PEO Customer's claim related to performance-based issues for the delivered product. The amount of the legal settlement was $1.3 million, excluding the amount of the write-off referred to above. The Company has substantially reduced its sales and marketing efforts to the PEO industry since 2001. General and administrative expenses, as a percentage of total revenues, decreased to 12.5% for 2002 from 16.9% for 2001 primarily due to the absorption of these costs in a lower total revenue base.

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

         License revenues decreased 30.2% to $16.8 million for 2001 from $24.1 million for 2000 primarily due to a lower volume of sales generated by the Company's direct sales channel (i.e. fewer licensed units sold) which management believes was partly due to current economic conditions. While the predominant cause for the decrease in license revenues was lower sales volume,,the Company's change in its business strategy for its sales channel which focused on co-branding relationships with BSPs (the "BSP Channel") contributed $0.9 million to the decrease in license revenues from 2000 to 2001. There were no license revenues generated in 2001 by the BSP Channel as a result of the change in the Company's business strategy, discussed below. Based in part on prevailing market conditions, during the three months ended September 30, 2000, the Company revised its BSP Channel business strategy to focus on recurring revenues from per employee per month fees and to change the nature of the underlying agreements with BSPs to include both the right to use UltiPro and maintenance over a specified term (the "Business Strategy Revision"). Consequently, the Business Strategy Revision shifted the type of revenue generated from the BSP Channel from both license revenues and subscription revenues to only subscription revenues.

         Recurring revenues increased 36.5% to $14.4 million for 2001 from $10.5 million for 2000 primarily due to the increase in maintenance revenue generated from incremental licenses sold in 2001, combined with a high customer retention rate.

         Services revenues increased 3.5% to $28.3 million for 2001 from $27.3 million for 2000 primarily as a result of an increase in implementation revenue from increased billable hours resulting from the combination of additional billable consultants and higher utilization of billable consultants, and to a lesser extent, additional billable hours from third party consultants, partially offset by a decrease in revenue generated from a hosting arrangement with International Business Machines (the "IBM Hosted Model") which terminated in 2002 as to the addition of new customers. The amount of revenue generated from the IBM Hosted Model in 2001 was $0.9 million as compared to $2.5 million in 2000.

Cost of Revenues

         Cost of license revenues totaling $1.3 million for 2001 was consistent with 2000. As a percentage of license revenues, cost of license revenues increased to 7.6% for 2001 from 5.3% for 2000. The increase in the cost of license revenues was primarily attributable to a $0.1 million increase in third party licensing fees and amortization of capitalized software for UltiPro during 2001 combined with lower license revenues.

         Cost of recurring revenues increased 16.8% to $5.8 million for 2001 from $5.0 million for 2000. This increase was attributable to increased labor costs of $0.4 million to support the Company's customer base and amortization of capitalized software totaling $0.2 million, which began in 2001. As a percentage of recurring revenues, cost of recurring revenues decreased to 40.3% for 2001 from 47.1% for 2000. This decrease was primarily attributable to higher costs absorbed by an increased recurring revenue base.

         Cost of services revenues decreased 3.6% to $20.2 million for 2001 from $21.0 million for 2000. Cost of services revenues, as a percentage of services revenues, decreased to 71.5% for 2001 from 76.8% for 2000. The decrease in the cost of services revenues was primarily attributable to the reduction in costs associated with $1.5 million of lower revenues recognized from the IBM Hosted Model, partially offset by a $1.0 million increase in labor costs.

Sales and Marketing

         Sales and marketing expenses decreased 9.2% to $18.3 million for 2001 from $20.1 million for 2000. Sales and marketing expenses, as a percentage of total revenues, decreased to 30.7% for 2001 from 32.5% for 2000. The decrease in sales and marketing expenses was primarily due to a $1.0 million reduction in advertising and marketing costs, a $0.9 million reduction in sales commissions due to lower license sales and a $0.4 million reduction in travel expenses, partially offset by $0.6 million increase in labor costs.

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

         Research and development expenses, as a percentage of total revenues, decreased to 21.5% for 2001 from 25.3% for 2000. The decrease in research and development expenses, as a percentage of total revenues, was primarily due to the capitalization of software. Excluding the impact of research and development expenses capitalized in the period, research and development expenses, as a percentage of total revenues, were 28.5% for 2001 and 25.3% for 2000. The increase in research and development costs, excluding the impact of capitalized software, was primarily attributable to additional software development personnel costs of $1.3 million.

General and Administrative

         General and administrative expenses increased 37.2% to $10.1 million for 2001 from $7.3 million for 2000. General and administrative expenses, as a percentage of total revenues, increased to 16.9% for 2001 from 11.8% for 2000. The increase in general and administrative expenses was principally due to the settlement of a litigation matter and an increase in the provision for doubtful accounts. Charge-offs were higher in 2001 due to (1) the write-off of the account receivable from a single customer totaling $0.7 million pursuant to the legal settlement discussed below; and (2) the write-off of several accounts receivable from various customers in the Professional Employer Organization ("PEO") sector that encountered financial difficulties during 2001. During 2001, the Company settled a legal matter with the PEO Customer arising out of the Company's claim for payment for services from the PEO Customer and the PEO Customer's claim related to performance-based issues for the delivered product. The amount of the legal settlement was $1.3 million, excluding the amount of the write-off referred to above. The Company has substantially reduced its sales and marketing efforts to the PEO industry since 2001.

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

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2002 and 2001. In management's opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                          QUARTERS ENDED
                                       -------------------------------------------------------------------------------------
                                       DEC. 31,   SEPT.30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,  JUNE 30,   MAR. 31,
                                         2002       2002       2002       2002       2001       2001       2001       2001
                                       --------   --------   --------   --------   --------   --------   --------   --------

                                                                           (UNAUDITED)

                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:

        License                        $  2,851   $  3,625   $  4,299   $  1,395   $  4,015   $  3,034   $  4,450   $  5,327

        Recurring                         6,434      4,936      4,041      3,934      3,862      3,735      3,626      3,141

        Services                          7,170      5,932      4,905      5,627      7,242      6,189      6,936      7,922
                                       --------   --------   --------   --------   --------   --------   --------   --------
             Total revenues              16,455     14,493     13,245     10,956     15,119     12,958     15,012     16,390
                                       --------   --------   --------   --------   --------   --------   --------   --------
Cost of revenues:

        License                             297        343        383        140        391        258        326        312

        Recurring                         2,166      2,017      1,965      1,950      1,656      1,364      1,380      1,389

        Services                          5,184      4,230      4,295      4,558      5,549      4,799      4,850      5,021
                                       --------   --------   --------   --------   --------   --------   --------   --------

             Total cost of revenues       7,647      6,590      6,643      6,648      7,596      6,421      6,556      6,722
                                       --------   --------   --------   --------   --------   --------   --------   --------
Operating expenses:

        Sales and marketing               4,217      4,227      4,497      4,538      4,333      4,422      4,879      4,627

        Research and development          4,326      4,683      4,335      4,331      3,845      2,333      2,331      4,266

        General and administrative        2,093      2,101      1,566      1,130      2,837      3,995      1,848      1,385
                                       --------   --------   --------   --------   --------   --------   --------   --------
             Total operating expenses    10,636     11,011     10,398      9,999     11,015     10,750      9,058     10,278
                                       --------   --------   --------   --------   --------   --------   --------   --------
             Operating income (loss)     (1,828)    (3,108)    (3,796)    (5,691)    (3,492)    (4,213)      (602)      (610)

Interest expense:                           (72)       (60)       (79)       (72)       (60)       (56)       (42)       (50)

Interest and other income:                   23         26         49         40         37         82        136        120
                                       --------   --------   --------   --------   --------   --------   --------   --------
        Income (loss) before income
        taxes                            (1,877)    (3,142)    (3,826)    (5,723)    (3,515)    (4,187)      (508)      (540)
                                       --------   --------   --------   --------   --------   --------   --------   --------
        Net income (loss)              $ (1,877)  $ (3,142)  $ (3,826)  $ (5,723)  $ (3,515)  $ (4,187)  $   (508)  $   (540)
                                       ========   ========   ========   ========   ========   ========   ========   ========

Weighted average shares outstanding:

        Basic                            16,496     16,460     15,907     15,885     15,894     15,905     15,938     16,043
                                       ========   ========   ========   ========   ========   ========   ========   ========
        Diluted                          16,496     16,460     15,907     15,885     15,894     15,905     15,938     16,043
                                       ========   ========   ========   ========   ========   ========   ========   ========

Net income (loss) per share--basic
        and diluted:                   $  (0.11)  $  (0.19)  $  (0.24)  $  (0.36)  $  (0.22)  $  (0.26)  $  (0.03)  $  (0.03)
                                       ========   ========   ========   ========   ========   ========   ========   ========

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

         As of December 31, 2002, the Company had $9.0 million in cash and cash equivalents, reflecting a net increase of $0.5 million since December 31, 2001. Working capital as of December 31, 2002 was a working capital deficit of $9.7 million as compared to working capital of $2.1 million as of December 31, 2001. The decline in working capital resulted primarily from the impact of the net loss from operations for 2002, partially offset by a total of $2.7 million of capital raised through private sales of the Company's common stock, par value $0.01 ("Common Stock") in June, July and December 2002, as discussed below.

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

         Days sales outstanding, calculated on a trailing three-month basis ("DSO"), as of December 31, 2002 and 2001, were 58 days and 85 days, respectively. The decrease in DSO's as of December 31, 2002 was the result of
(1) the recognition of subscription revenue in the three months ended December 31, 2002 from the Original Ceridian Agreement totaling $1.9 million, which does not have related accounts receivable; (2) an improvement in the quality of accounts receivable; and (3) the Company's change in business strategy to focus on both license sales (as in the past) and Intersourcing sales (beginning in mid-2002).

         Deferred revenue was $27.8 million at December 31, 2002 as compared to $20.2 million at December 31, 2001. The increase of $7.6 million in deferred revenue was primarily due to an increase in deferred revenue from the Ceridian Agreement and an increase in deferred revenue from Intersourcing sales made during 2002.

         During the second quarter of 2002, the Company raised $2.0 million of capital through the private sale of 500,000 shares of the Company's Common Stock and a warrant to purchase 50,000 shares of Common Stock at $4 per share to a shareholder of the Company. During July and December 2002, the Company raised an additional aggregate amount of $0.7 million of capital through the private sale of 175,000 shares of the Company's Common Stock and a warrant to purchase 17,500 shares of Common Stock at $4 per share. As the Company's revenue mix shifts from license revenue to recurring revenue, particularly through the Intersourcing Offering, and cash inflow consequently shifts from relatively large, one-time upfront payments to recurring monthly payments, the Company may seek to raise additional funds through the sale of additional shares of Common Stock or other securities or through borrowings.

         The capital raised in July 2002 included the sale of 100,000 shares of Common Stock and a warrant to purchase 10,000 shares of Common Stock at $4 per share, for an aggregate amount of $400,000, to an irrevocable trust established by a member of the Company's Board of Directors (the "Director"). The Director has informed the Company that he has no voting or investment power or other controlling interest in this irrevocable trust.

         On January 23, 2003, the Company raised $0.2 million of capital through the private sale of 50,000 shares of the Company's Common Stock and a warrant to purchase 5,000 shares of Common Stock at $4 per share to a shareholder of the Company. On March 13, 2003, the Company raised an additional $3.0 million of capital through the private sale of 750,000 shares of the Company's Common Stock and a warrant to purchase 75,000 shares of Common Stock at $4 per share to Ceridian. The additional capital raised in January 2003 and March 2003 is collectively referred to as "Recent Capital Raised."

         On February 10, 2003, the Company entered into a services agreement with Ceridian (the "Ceridian Services Agreement") under which Ceridian will pay Ultimate Software a total of $2.25 million in four equal installments during 2003 in exchange for additional services provided by Ultimate Software in 2003. The Ceridian Services Agreement terminates on December 31, 2003.

         In November 2001, the Company entered into a $5.0 million revolving line of credit (the "Credit Facility") with Silicon Valley Bank. The Credit Facility, as amended, expires on May 28, 2004 and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company's eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases (the "Equipment Term Note"), and stand-by letters of credit for up to $0.5 million. The Equipment Term Note is payable in 36 equal monthly installments, plus interest at Prime Rate plus 1%. The maximum amount available under the Credit Facility is $5.0 million. At December 31, 2002, approximately $3.7 million was available for borrowing under the Credit Facility and approximately $1.3 million was outstanding under the Equipment Term Note.

         Borrowings under the Credit Facility are secured by all of the Company's corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. The material covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of current assets to current liabilities, excluding deferred revenue) of 2.0 to 1.0 and a combined minimum cash and accounts receivable balance of $12.0 million. As of December 31, 2002, the Company was in compliance with all covenants included in the terms of the Credit Facility.

         The Company believes that cash and cash equivalents, cash generated from operations, cash generated from Recent Capital Raised, cash generated from the Ceridian Services Agreement and available borrowings under the Credit Facility, as amended on March 27, 2003, will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management's expectations for future revenue growth, controlled expenses and collections of accounts receivable. However, as discussed above, the Company may seek to raise additional funds during such period through the sale of additional shares of Common Stock or other securities. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

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

RECENT ACCOUNTING LITERATURE

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The adoption of SFAS No. 142 did not have an impact on the Company's financial position, results of operations or cash flows.

         Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment. The adoption of SFAS No. 144 did not have an impact on the Company's financial position, results of operations or cash flows.

         Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses

Incurred," ("EITF 01-14"). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company's accompanying consolidated statements of operations, were $1.2 million and $ 2.0 million for 2002 and 2001, respectively. Prior to the adoption of EITF 01-14, the Company's historical consolidated financial statements offset these amounts within cost of services revenues.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial statements of the Company.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for the Company beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 is not expected to have a material impact on the consolidated financial statements of the Company.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123" ("SFAS No. 148"), was issued. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company is currently evaluating the impact of adopting SFAS No. 148.

         In January 2003, the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how consideration from the arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Company adopted the provisions of EITF 00-21 in 2002 to account for Intersourcing Offerings.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                      PAGE(s)
                                                                      -------
Independent Auditors' Report.....................................       30
Consolidated Balance Sheets as of December 31, 2002 and
  2001...........................................................       32
Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000...............................       33
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2002, 2001 and 2000...........       34
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000...............................       35
Notes to Consolidated Financial Statements.......................       36

                          INDEPENDENT AUDITORS' REPORT

To: Board of Directors
The Ultimate Software Group, Inc.:

         We have audited the accompanying consolidated balance sheet of The Ultimate Software Group, Inc. and subsidiary (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 1, 2002.

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

                                                    /s/ KPMG LLP
                                                    KPMG LLP

Miami, Florida,
January 31, 2003, except as to Note 4, which is as of March 27, 2003.

         THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE ULTIMATE SOFTWARE GROUP, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 WHICH IS FILED HEREWITH.

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

                                                    /s/ Arthur Andersen LLP
                                                    ARTHUR ANDERSEN LLP

Miami, Florida,
February 1, 2002.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                          AS OF DECEMBER 31,
                                                                                      -------------------------
                                                                                          2002          2001
                                                                                      -----------   -----------
                                                                                         (IN THOUSANDS, EXCEPT
                                                                                              SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $     8,974   $     8,464
  Accounts receivable, net of allowance for doubtful accounts of $1,000 and $2,465
    for 2002 and 2001, respectively...............................................         10,381        14,006
  Prepaid expenses and other current assets.......................................          1,273           836
                                                                                      -----------   -----------
    Total current assets..........................................................         20,628        23,306
Property and equipment, net.......................................................          7,233         5,786
Capitalized software, net.........................................................          2,753         4,545
Other assets, net.................................................................            529           614
                                                                                      -----------   -----------
    Total assets..................................................................    $    31,143   $    34,251
                                                                                      ===========   ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable................................................................    $     2,693   $     1,901
  Accrued expenses................................................................          5,529         5,548
  Current portion of deferred revenue.............................................         20,874        12,162
  Current portion of long term debt...............................................            501            --
  Current portion of capital lease obligations....................................            767         1,589
                                                                                      -----------   -----------
    Total current liabilities.....................................................         30,364        21,200
Capital lease obligations, net of current portion.................................            361           408
Long-term debt, net of current portion............................................            845            --
Deferred revenue, net of current portion..........................................          6,941         8,053
                                                                                      -----------   -----------
    Total liabilities.............................................................         38,511        29,661
                                                                                      -----------   -----------
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
  Series A Junior Participating Preferred Stock, $.01 par
    value, 500,000 shares authorized, no shares issued in
    2002 and 2001.................................................................             --            --
  Preferred Stock, $.01 par value, 2,000,000 shares
    authorized, no shares issued in 2002 and 2001.................................             --            --
  Common Stock, $.01 par value, 50,000,000 shares
    authorized, 16,787,940 and 16,105,665 shares issued in
    2002 and 2001, respectively...................................................            168           161
  Additional paid-in capital......................................................         68,602        65,808
  Accumulated deficit.............................................................        (75,084)      (60,516)
                                                                                      -----------   -----------
                                                                                           (6,314)        5,453
Treasury stock, at cost, 257,647 and 211,497 shares in 2002
  and 2001, respectively..........................................................         (1,054)         (863)
                                                                                      -----------   -----------
    Total stockholders' equity (deficit)..........................................         (7,368)        4,590
                                                                                      -----------   -----------
    Total liabilities and stockholders' equity (deficit)..........................    $    31,143   $    34,251
                                                                                      ===========   ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                              -------------------------------------
                                                  2002          2001         2000
                                              -----------    ---------    ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                             AMOUNTS)
Revenues:
  License.................................    $    12,170    $  16,826    $  24,103
  Recurring...............................         19,345       14,364       10,520
  Services................................         23,634       28,289       27,331
                                              -----------    ---------    ---------
     Total revenues.......................         55,149       59,479       61,954
                                              -----------    ---------    ---------
Cost of revenues:
  License.................................          1,163        1,287        1,286
  Recurring...............................          8,098        5,789        4,957
  Services................................         18,267       20,219       20,978
                                              -----------    ---------    ---------
     Total cost of revenues...............         27,528       27,295       27,221
                                              -----------    ---------    ---------
  Sales and marketing.....................         17,479       18,261       20,121
  Research and development................         17,675       12,775       15,687
  General and administrative..............          6,890       10,065        7,338
                                              -----------    ---------    ---------
     Total operating expenses.............         42,044       41,101       43,146
                                              -----------    ---------    ---------
     Operating loss.......................        (14,423)      (8,917)      (8,413)
Interest expense..........................           (283)        (208)        (311)
Interest and other income.................            138          375          320
                                              -----------    ---------    ---------
  Net loss................................    $   (14,568)   $  (8,750)   $  (8,404)
                                              ===========    =========    =========
Net loss per share -- basic and diluted...    $     (0.90)   $   (0.55)   $   (0.52)
                                              ===========    =========    =========
Weighted average shares outstanding:
  Basic and diluted.......................         16,189       15,944       16,075
                                              ===========    =========    =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                  TOTAL
                                          COMMON STOCK       ADDITIONAL                    TREASURY STOCK     STOCKHOLDERS'
                                       -------------------    PAID-IN     ACCUMULATED    ------------------       EQUITY
                                       SHARES       AMOUNT    CAPITAL       DEFICIT      SHARES      AMOUNT     (DEFICIT)
                                       ------       ------    -------     -----------    ------      ------     ---------
                                                                         (IN THOUSANDS)
BALANCE, DECEMBER 31, 1999......       16,047       $ 160     $ 65,162     $ (43,362)       --      $     --    $  21,960
Issuances of Common Stock from
  exercise of stock options.....           54           1          331            --        --            --          332
Non-cash issuances of options to
  Board to purchase Common Stock
  for board fees................           --          --           83            --        --            --           83
Non-cash issuances of options to
  purchase Common Stock for
  services......................           --          --          117            --        --            --          117
Purchase of Treasury Stock......           --          --           --            --        54          (184)        (184)
Net loss........................           --          --           --        (8,404)                              (8,404)
                                       ------       -----     --------     ---------       ---      --------    ---------
BALANCE, DECEMBER 31, 2000......       16,101         161       65,693       (51,766)       54          (184)      13,904
Issuances of Common Stock from
  exercise of stock options.....            5          --           13            --        --            --           13
Non-cash issuances of options to
  Board to purchase Common Stock
  for board fees................           --          --          102            --        --            --          102
Purchase of Treasury Stock......           --          --           --            --       157          (679)        (679)
Net loss........................           --          --           --        (8,750)                              (8,750)
                                       ------       -----     --------     ---------       ---      --------    ---------
BALANCE, DECEMBER 31, 2001......       16,106         161       65,808       (60,516)      211          (863)       4,590
Issuances of Common Stock from
  exercise of stock options.....            7          --           17            --        --            --           17
Issuance of Common Stock for
  private placement.............          675           7        2,693            --        --            --        2,700
Non-cash issuances of options to
  Board to purchase Common Stock
  for board fees................           --          --           84            --        --            --           84
Purchase of Treasury Stock......           --          --           --            --        47          (191)        (191)
Net loss........................           --          --           --       (14,568)       --            --      (14,568)
                                       ------       -----     --------     ---------       ---      --------    ---------
BALANCE, DECEMBER 31, 2002......       16,788       $ 168     $ 68,602     $ (75,084)      258      $ (1,054)   $  (7,368)
                                       ======       =====     ========     =========       ===      ========    =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                            2002           2001          2000
                                                                        -------------   -----------    ---------
                                                                                       (IN THOUSANDS)
Cash flow from operating activities:
  Net loss..........................................................    $     (14,568)  $    (8,750)   $  (8,404)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..................................            5,838         4,368        3,385
     Provision for doubtful accounts................................            1,657         4,151        3,572
     Non-cash issuances of equity instruments.......................               84           102          200
     Changes in operating assets and liabilities:
       Accounts receivable..........................................            1,968           668       (2,599)
       Prepaid expenses and other current assets....................             (437)          (98)       1,413
       Other assets.................................................             (138)         (138)          36
       Accounts payable.............................................              792          (158)          64
       Accrued expenses.............................................              (19)          (75)       2,038
       Deferred revenue.............................................            7,600        10,321        2,162
                                                                        -------------   -----------    ---------
          Net cash provided by operating activities.................            2,777        10,391        1,867
                                                                        -------------   -----------    ---------
Cash flows from investing activities:
  Purchases of property and equipment...............................           (4,263)       (1,849)      (1,428)
  Additions to capitalized software.................................               --        (4,621)        (160)
  Net proceeds from (issuances of) notes receivable.................               --           (12)          43
                                                                        -------------   -----------    ---------
          Net cash used in investing activities.....................           (4,263)       (6,482)      (1,545)
                                                                        -------------   -----------    ---------
Cash flows from financing activities:
  Principal payments on capital lease obligations...................           (1,876)       (2,351)      (1,844)
  Net proceeds from issuances of Common Stock.......................            2,717            13          332
  Net proceeds from long-term debt..................................            1,346            --           --
  Purchases of Treasury Stock.......................................             (191)         (679)        (184)
                                                                        -------------   -----------    ---------
          Net cash provided by (used in) financing
            activities..............................................            1,996        (3,017)      (1,696)
                                                                        -------------   -----------    ---------
Net increase (decrease) in cash and cash equivalents................              510           892       (1,374)
Cash and cash equivalents, beginning of year........................            8,464         7,572        8,946
                                                                        -------------   -----------    ---------
Cash and cash equivalents, end of year..............................    $       8,974   $     8,464    $   7,572
                                                                        =============   ===========    =========
Supplemental disclosure of cash flow information:
  Cash paid for interest............................................    $         216   $       180    $     238
                                                                        =============   ===========    =========

Supplemental disclosure of non-cash investing and financing activities:

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

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

         The Ultimate Software Group, Inc. ("Ultimate Software" or the "Company") designs, markets, implements and supports payroll and workforce management solutions, marketed primarily to middle-market organizations with 500 to 15,000 employees. The Company reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners.

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

REVENUE RECOGNITION

         Sources of revenue for the Company include:

         - Sales of perpetual licenses for UltiPro Workforce Management Software ("UltiPro"), a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices;

         - Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (or "Hosting Services");

         - Sales of the right to use UltiPro, including Hosting Services (the "Intersourcing Offering");

         - Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro, or ("Base Hosting");

         - Sales of other services including implementation, training and other services, including the provision of payroll-related forms and the printing of Form W-2's for certain customers; and

         - Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company's software and (2) subscription revenues generated from per employee per month ("PEPM") fees earned through the Intersourcing Offering, Base Hosting and the business service provider (BSP) sales channel (defined below), as well as revenues generated from the Ceridian Agreement (defined below).

Perpetual Licenses for UltiPro Sold With or Without Hosting Services

         Sales of perpetual licenses for UltiPro and sales of perpetual licenses for UltiPro in conjunction with Hosting Services are multiple-element arrangements that involve the sale of software and consequently fall under the guidance of SOP 97-2 for revenue recognition.

         The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and implementation consulting services. In accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the consolidated statement of operations until all such criteria are met.

         For multiple-element software arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the element based on vendor-specific objective evidence of fair value of the element ("VSOE"), regardless of any separate prices stated within the contract for each element. Fair value is generally considered the price a customer would be required to pay when the element is sold separately.

         The residual method is used to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Undelivered elements in a license arrangement typically include maintenance, training and implementation services (the "Standard Undelivered Elements"). The fair value for maintenance fees is based on the price of the services sold separately, which is determined by the annual renewal rate historically and consistently charged to customers (the "Maintenance Valuation"). Maintenance fees are generally priced as a percentage of the related license fee. The fair value for training services is based on standard pricing (i.e., rate per training day charged to customers for class attendance), taking into consideration stand-alone sales of training services through year-end seminars and historically consistent pricing for such services (the "Training Valuation") The fair value for implementation services is based on standard pricing (i.e., rate per hour charged to customers for implementation services), taking into consideration stand-alone sales of implementation services through special projects and historically consistent pricing for such services (the "Implementation Valuation"). Under the residual method (the "Residual Method"), the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee attributable to the delivered element, the license fee, is recognized as revenue. If VSOE for one or more undelivered elements does not exist, the revenue is deferred on the entire arrangement until the earlier of the point at which (i) such VSOE does exist or (ii) all elements of the arrangement have been delivered.

         Perpetual licenses of UltiPro sold without Hosting Services typically include a license fee and the Standard Undelivered Elements. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.

         Perpetual licenses of UltiPro sold with Hosting Services typically include a license fee, the Standard Undelivered Elements and Hosting Services. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. Hosting Services are delivered to customers on a PEPM basis over the term of the related customer contract ("Hosting PEPM Services"). Upfront fees charged to customers represent fees for the hosting infrastructure, including hardware costs, third-party license fees and other upfront costs incurred by the Company in relation to providing such services ("Hosting Upfront Fees"). Hosting PEPM Services and Hosting Upfront Fees (collectively, "Hosting Services") represent undelivered elements in the arrangement since their delivery is over the course of the related contract term. The fair value for Hosting Services is based on standard pricing (i.e., rate charged per employee per month), taking into consideration stand-alone sales of Hosting Services through the sale of such services to existing customers (i.e., those who already own the UltiPro perpetual license at the time Hosting Services are sold to them) and historically consistent pricing for such services (the "Hosting Valuation"). The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.

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

         Implementation and training services (the "Professional Services") provided for Intersourcing arrangements are priced on a time and materials basis and are recognized as services revenue in the consolidated statements of operations as the services are performed. Fair value for Professional Services is based on the respective Training Valuation and Implementation Valuation. Under EITF 00-21, fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The Company believes that applying EITF 00-21 to Intersourcing arrangements as opposed to applying SOP 97-2 is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.

Sales of Base Hosting Services

         Subscription revenues generated from Base Hosting are recognized in accordance with EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements (described above) in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing hosting services subsequently in a separate transaction whereas, with Intersourcing, the customer is purchasing the right to use (not license) UltiPro. Implementation services provided for Base Hosting arrangements are substantially less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based on the Hosting Valuation. Fair value for implementation services is assigned in accordance with guidelines provided by SOP 97-2 based on the Implementation Valuation.

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

Recurring Revenues

         Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company's software. Subscription revenues are principally derived from per employee per month ("PEPM") fees earned through the Intersourcing Offering (defined below), hosting services offered to customers that license UltiPro on a perpetual basis ("Base Hosting") and the business service provider (BSP) sales channel (defined below), as well as revenues generated from the Ceridian Agreement (defined below). Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on

August 28, 2002, subscription revenues generated from the Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years after the effective date of the Ceridian Agreement). Subscription revenues of approximately $642,000 per month are based on guaranteed minimum payments from Ceridian Corporation of approximately $42.7 million over the contract term, including $16.5 million received to date.

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

         Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a per employee per month basis and, in several cases, is subject to a monthly minimum amount for the term of the related agreement. Revenue is recognized on a per employee per month basis. The Company does not host UltiPro for the BSP sales channel.

         The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). Management believes the Company is currently in compliance with the current provisions set forth in SOP 97-2, SOP 98-9, EITF 00-21, EITF 00-3 and SAB No. 101.

DEFERRED REVENUE

         Deferred revenue is primarily comprised of deferrals for recurring revenues for which maintenance services have not yet been rendered, implementation consulting services for which the services have not yet been rendered, Intersourcing services which are recognized over the term of the related contract as the services are performed, typically two years, and subscription revenues which are recognized ratably over the term of the related contract upon the delivery of the product and services. See Note 3.

COST OF REVENUES

         Cost of revenues consists of cost of license, recurring and services revenues. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company's customers, the cost of providing periodic updates and the costs of subscription revenues, including amortization of capitalized software. Cost of service revenues primarily consists of costs to provide implementation services and training to the Company's customers, and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with reimbursable out-of-pocket expenses.

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

NON-MONETARY TRANSACTION

         During 2000, the Company entered into a non-monetary transaction with a third party for the exchange of the Company's HRMS/Payroll product for dissimilar computer software used in the Company's operations (the "Exchange"). The fair value of the computer software acquired was equivalent to the fair value of the Company's HRMS/Payroll product exchanged; therefore, there was no gain or loss recognized on the Exchange. Pricing associated with the Exchange was reasonable based on cash sales of similar products. In accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions," the Company recorded the resulting asset at its fair value of $393,000 and a corresponding amount as license revenues in 2000.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and capital lease obligations approximate fair value as of December 31, 2002 and 2001.

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

EARNINGS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires dual presentation of earnings per share -- "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

         The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                            --------------------------
                                              2002     2001      2000
                                            -------  -------   -------
Weighted average shares outstanding.....     16,189   15,944    16,075
Effect of dilutive stock options........         --       --        --
                                            -------  -------   -------
Dilutive shares outstanding.............     16,189   15,944    16,075
                                            =======  =======   =======

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

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. At December 31, 2002 and 2001, the Company held no derivative financial instruments, as defined by SFAS No. 133, as amended. Therefore, there was no effect to the Company's consolidated financial statements upon adoption.

BUSINESS COMBINATIONS

         On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements.

LONG-LIVED ASSETS

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

REIMBURSABLE OUT-OF-POCKET EXPENSES

         Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF 01-14"). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company's accompanying consolidated statements of operations, were $1.2 million and $2.0 million for 2002 and 2001, respectively. Prior to the adoption of EITF 01-14, the Company's historical consolidated financial statements offset these amounts within cost of services revenues.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for the Company beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 is not expected to have a material impact on the consolidated financial statements of the Company.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of SFAS No. 123" ("SFAS No. 148"), was issued. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company is currently evaluating the impact of adopting SFAS No. 148.

         In January 2003, the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how consideration from the arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Company adopted the provisions of EITF 00-21 in 2002 to account for Intersourcing Offerings.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's consolidated financial statements.

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

3. SIGNIFICANT TRANSACTIONS

         On April 24, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP ("Andersen"), and retained KPMG LLP ("KPMG") as its new independent public accountants. As part of their quarterly review process for the fiscal quarter ended March 31, 2002, KPMG reviewed, among other things, the Company's revenue recognition policies, including the co-branding agreement signed with Ceridian Corporation ("Ceridian") on March 9, 2001, as amended from time to time (the "Ceridian Agreement"). Based upon consultations with KPMG as a result of their review of the Ceridian Agreement, the Company reassessed its original conclusion regarding the timing of the revenue recognition to be applied to the Ceridian Agreement.

         When the Company completed a successful transfer of technology to Ceridian on February 5, 2002, a separate agreement, the Evolution Agreement, defined below, was executed with Ceridian. The Company had intended to begin recognition of revenue under the Ceridian Agreement on February 5, 2002 upon the successful transfer of technology to Ceridian. However, when KPMG reviewed the transaction, it was determined that the Evolution Agreement was an extension of the Ceridian Agreement. The relationship of these two agreements was based on the application of Technical Practice Aid (TPA) 5100.39. When the determination was made that the two agreements were related, the UltiPro 6.0 general release became a specified upgrade for this arrangement. Since the Company could not establish fair value for the specified upgrade, revenue recognition was deferred until the specified upgrade was delivered. The revenue recognition for the Ceridian Agreements began when the UltiPro 6.0 general release (also known as Evolution) was delivered on August 28, 2002.

         Ceridian is obligated to pay to Ultimate Software a minimum of approximately $42.7 million, including $16.5 million received to date, over the minimum term of the Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years (the "Minimum Term"). Ceridian retains certain rights to use the software upon termination. The effect of the change in revenue recognition for the Ceridian Agreement was to modify the date at which revenue recognition would begin -- changing the onset of the revenue recognition process from February 5, 2002, which was the date the Company completed a successful transfer of technology to Ceridian, to the earlier of (i) the delivery of the UltiPro 6.0 release, or (ii) January 1, 2003. The change in the timing of revenue recognition applied to the Ceridian Agreement does not impact Ceridian's payment obligations to the Company over the Minimum Term nor does it impact the nature of the underlying business transaction.

         On August 28, 2002, Ultimate Software delivered the UltiPro 6.0 release to Ceridian. The delivery of UltiPro 6.0 marked the commencement of recurring revenue recognition for the Ceridian transaction at the minimum rate of approximately $642,000 per month from that date through March 2008. The recurring revenue amount of $642,000 per month was calculated by aggregating the minimum guaranteed payments under the Ceridian Agreement, totaling $42.7 million, and accreting them over the remaining minimum life of the contract, which ends March 9, 2008.

         The Ceridian Agreement provides for a monthly fee for all employees paid by Ceridian incorporating UltiPro software. To the extent this monthly calculation exceeds the minimum monthly payment, such excess would be recorded as additional recurring revenue in the month to which it relates, up to monthly maximum amounts pursuant to the Ceridian Agreement.

         On February 5, 2002, Ultimate Software and Ceridian entered into an agreement which provided that if Ultimate Software were to deliver UltiPro 6.0 on or before August 30, 2002, Ceridian would pay Ultimate Software $500,000 for such advanced delivery (the "Evolution Bonus"). The Evolution Bonus, received in September 2002, was recorded as deferred revenue in the accompanying unaudited consolidated balance sheet. The Evolution Bonus is being recognized as subscription revenue (a component of recurring revenue) ratably over the remaining minimum term of the Ceridian Agreement and is included in the minimum rate of $642,000 per month through March 2008. The Company awarded substantially all of the Evolution Bonus to members of the Company's development team as an incentive bonus for the early delivery of UltiPro 6.0 (the "Incentive Bonus"). The Incentive Bonus was expensed in the three months ended September 30, 2002 and is included with research and development expenses in the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

         On January 23, 2003, the Company raised $0.2 million of capital through the private sale of 50,000 shares of the Company's Common Stock and a warrant to purchase 5,000 shares of Common Stock at $4 per share to a shareholder of the Company. On March 13, 2003, the Company raised an additional $3.0 million of capital through the private sale of 750,000 shares of the Company's Common Stock and a warrant to purchase 75,000 shares of Common Stock at $4 per share to Ceridian. The additional capital raised in January 2003 and March 2003 is collectively referred to as "Recent Capital Raised."

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

         The Company believes that cash and cash equivalents, cash generated from operations, cash generated from Recent Capital Raised, cash generated from the Ceridian Services Agreement and available borrowings under the existing revolving line of credit with Silicon Valley Bank (see Note 9), as amended, will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management's expectations for future revenue growth, controlled expenses and collections of accounts receivable. However, the Company may seek to raise additional funds during such period through the sale of additional shares of the Company's common stock, par value $0.01, or other securities or borrowings. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

5. STOCK REPURCHASE PLAN

         On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock (the "Stock Repurchase Plan"). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations. As of December 31, 2002 and 2001, respectively, the Company had purchased 257,647 and 211,497 shares of the Company's Common Stock under the Stock Repurchase Plan at an average cost of $4.14 per share in 2002 and $4.31 per share in 2001.

6. ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Sales commissions........................................     $  1,563    $  1,225
Other items individually less than 5% of total current
  liabilities............................................        3,966       4,323
                                                              --------    --------
                                                              $  5,529    $  5,548
                                                              ========    ========

7. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                           AS OF DECEMBER 31,
                                                        -------------------------
                                                            2002          2001
                                                        -----------   -----------
Computer equipment.................................     $    14,132   $    12,642
Leasehold improvements.............................           3,657         2,937
Furniture and fixtures.............................           1,225         1,031
                                                        -----------   -----------
                                                             19,014        16,610
Less accumulated depreciation and amortization.....         (11,781)      (10,824)
                                                        -----------   -----------
                                                        $     7,233   $     5,786
                                                        ===========   ===========

         Included in property and equipment is equipment acquired under capital leases as follows (in thousands):

                                        AS OF DECEMBER 31,
                                     -----------------------
                                        2002         2001
                                     ----------   ----------
Equipment.........................   $    5,444   $    7,308
Less accumulated amortization.....       (4,723)      (5,724)
                                     ----------   ----------
                                     $      721   $    1,584
                                     ==========   ==========

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

8. CAPITAL LEASE OBLIGATIONS

         The Company leases certain equipment under noncancellable agreements, which are accounted for as capital leases and expire at various dates through 2004. Interest rates on these leases range from 5.3% to 9.3%. The annual maturities of the capital lease obligations are as follows as of December 31, 2002 (in thousands):

YEAR                                                     AMOUNT
----                                                    ---------
2003................................................    $     831
2004................................................          375
                                                        ---------
                                                            1,206
Less amount representing interest...................          (78)
                                                        ---------
Lease obligations reflected as current ($767) and
  non-current ($361)................................    $   1,128
                                                        =========

9. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                 AS OF
                              DECEMBER 31,
                                  2002
                               ----------
Equipment Term Note......      $   1,346
Less current portion.....           (501)
                               ---------
                               $     845
                               =========


         In November 2001, the Company entered into a $5.0 million revolving line of credit with Silicon Valley Bank. The Credit Facility, as amended, expires on May 28, 2004 and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company's eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases (the "Equipment Term Note"), and stand-by letters of credit for up to $0.5 million. The Equipment Term Note is payable in 36 equal monthly installments, plus interest at Prime Rate plus 1%. The Equipment Term Note expires on May 28, 2004 as a component of the Credit Facility. The maximum amount available under the Credit Facility is $5.0 million. At December 31, 2002, approximately $3.7 million was available for borrowing under the Credit Facility and approximately $1.3 million was outstanding under the Equipment Term Note. There were no borrowings outstanding under the Credit Facility as of December 31, 2001.

         Borrowings under the Credit Facility are secured by all of the Company's corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. As of December 31, 2002, the Company was in compliance with all covenants included in the terms of the Credit Facility.

         Maturities of long-term debt are as follows (in thousand):

YEAR                  AMOUNT
-------              ---------
2003...........      $     501
2004...........            845
                     ---------
                     $   1,346
                     =========

                                       46

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

         The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to loss before income taxes as a result of the following (in thousands):

                                              FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               2002         2001         2000
                                            ---------    ---------    ---------
Income tax provision (benefit) at
  statutory Federal tax rate............... $  (5,099)   $  (3,063)   $  (2,941)
State and local income taxes, net of
  Federal income tax benefit...............      (492)        (267)        (252)
Change in valuation allowance..............     5,450        3,136        3,236
Other, net.................................       141          194          (43)
                                            ---------    ---------    ---------
Provision for income taxes................. $      --    $      --    $      --
                                            =========    =========    =========

         The components of the net deferred tax assets included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                     AS OF DECEMBER 31,
                                        ---------------------------------------
                                            2002          2001          2000
                                        -----------   -----------   -----------
Deferred tax assets:
  Net operating losses................  $    16,272   $    13,047   $    12,551
  Deferred revenue....................        5,841         3,790            55
  Depreciation and amortization.......        1,166           933           573
  Accruals not currently deductible...          165           183           143
  Allowance for doubtful accounts.....          380           937           935
  Other, net..........................           35            37            37
                                        -----------   -----------   -----------
Gross deferred tax assets.............       23,859        18,927        14,294
Less valuation allowance..............      (22,642)      (17,192)      (14,056)
                                        -----------   -----------   -----------
Net deferred tax assets...............        1,217         1,735           238
                                        -----------   -----------   -----------

                                                     AS OF DECEMBER 31,
                                          ---------------------------------------
                                              2002          2001          2000
                                          -----------   -----------   -----------
Deferred tax liabilities:
  Software development costs..........         (1,046)       (1,735)         (238)
  Prepaid commissions.................           (171)           --            --
                                          -----------   -----------   -----------
  Gross deferred tax liabilities......         (1,217)       (1,735)         (238)
                                          -----------   -----------   -----------
Net deferred taxes....................    $        --   $        --   $        --
                                          ===========   ===========   ===========

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

11. STOCK OPTIONS

         The Company has adopted The Ultimate Software Group, Inc. Nonqualified Stock Option Plan (the "Plan") under which the Company is authorized to issue options to purchase a total of 9,000,000 shares of the Company's Common Stock to directors, officers and employees of the Company. Under the Plan, options to purchase shares of Common Stock may be granted at prices equal to the market value of shares of the Company's Common Stock as of the date of grant, or at such other amount as may be determined by the Compensation Committee of the Board of Directors appointed to administer the Plan (the "Committee"). The Committee has discretion under the Plan to prescribe vesting periods for options which are granted under the Plan. In addition, options granted under the Plan become immediately exercisable in the event of a change in control of the Company and in certain other circumstances. The maximum term of the options granted under the Plan is 10 years. As of December 31, 2002, options to purchase 4,028,497 shares of the Company's Common Stock were available for grant under the Plan.

         The Plan provides that non-employee members of the Company's Board of Directors shall receive options in lieu of any retainer or meeting fees for serving on the Board or committees thereof. Such options vest upon the date of grant and have an exercise price equal to 30% of fair market value of the Company's Common Stock on the date of grant. See Note 12.

         A summary of stock options under the Company's Plan as of December 31, 2002, 2001 and 2000, and changes during the years then ended, is presented below:

                                                           WEIGHTED
                                                           AVERAGE
                                             SHARES     EXERCISE PRICE
                                             ------     --------------
Outstanding at December 31, 1999......      3,236,972       $  8.22
  Granted.............................      1,031,208          5.61
  Exercised...........................        (53,096)         6.24
  Canceled............................       (261,505)         8.43
                                            ---------       -------
Outstanding at December 31, 2000......      3,953,579       $  6.67
  Granted.............................        929,737          3.63
  Exercised...........................         (5,575)         2.62
  Canceled............................       (281,500)         5.72
                                            ---------       -------
Outstanding at December 31, 2001......      4,596,241       $  6.06
  Granted.............................        345,769          3.54
  Exercised...........................         (7,275)         3.92
  Canceled............................       (205,461)         6.58
                                            ---------       -------
Outstanding at December 31, 2002......      4,729,274       $  5.84
                                            =========       =======

         The following table summarizes information about stock options outstanding under the Plan at December 31, 2002:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       -------------------------------------------------    ----------------------------
                                   WEIGHTED-AVERAGE
                                      REMAINING
RANGE OF EXERCISE                  CONTRACTUAL LIFE     WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
     PRICES             NUMBER         (YEARS)           EXERCISE PRICE       NUMBER      EXERCISE PRICE
     ------             ------         -------           --------------       ------      --------------
$0.89--$3.38.......    1,243,773         8.19               $  2.87           820,250         $  2.73
$3.38--$5.16.......    1,095,109         6.25               $  4.75           846,963         $  4.90
$6.63--$7.63.......    1,538,498         5.67               $  7.35         1,538,498         $  7.35
$7.75--$8.89.......      514,200         6.83               $  8.07           422,013         $  8.06
$10.00--$10.00.....      337,694         6.08               $ 10.00           319,194         $ 10.00
                       ---------         ----               -------         ---------         -------
$0.89--$10.00......    4,729,274         6.62               $  5.84         3,946,918         $  6.15
                       =========         ====               =======         =========         =======

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

                         FOR THE YEARS ENDED DECEMBER 31,
                    ----------------------------------------
                        2002          2001          2000
                    ------------  ------------  ------------
Net loss:
  As reported...    $   (14,568)  $    (8,750)  $    (8,404)
  Pro forma.....        (16,961)      (10,053)      (10,323)
  As reported...    $     (0.90)  $     (0.55)  $     (0.52)
  Pro forma.....          (1.05)        (0.63)        (0.64)

         The weighted average grant date fair value per share of options granted during 2002, 2001 and 2000 were $2.16, $1.73 and $3.10, respectively. The Company has also issued options to purchase shares of its Common Stock to non-employees for consulting services. See Note 12.

         During 2002, the Company raised an aggregate of $2.7 million through the issuances of an aggregate of 675,000 shares of the Company's Common Stock and warrants to purchase shares of the Company's Common Stock at $4 per share. Warrants granted during 2002 are as follows:

                                               AGGREGATE AMOUNT OF
                                                  COMMON STOCK
 DATE FROM WHICH                                  CALLED FOR BY     PRICE AT WHICH
  WARRANTS ARE           EXPIRATION DATE OF         WARRANTS         WARRANTS ARE
   EXERCISABLE                WARRANTS             OUTSTANDING        EXERCISABLE
----------------         ------------------    -------------------  --------------
June 21, 2002            June 21, 2006               50,000            $  4.00
July 14, 2002            July 13, 2006               12,500            $  4.00
December 2, 2002         December 2, 2006             5,000            $  4.00

12. STOCKHOLDERS' EQUITY

COMMON STOCK

         The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

OTHER EQUITY TRANSACTIONS

         On October 21, 1999, the Company entered into a consulting agreement (the "Consulting Agreement") with Aberdeen Strategic Capital LP ("Aberdeen") under which Aberdeen was engaged to provide marketing, strategic and other advisory services to the Company. John R. Walter, a former member of the Company's Board of Directors, had minority ownership interests in Aberdeen and its general partner. As sole compensation for the services of Aberdeen and its affiliates under the Consulting Agreement, on October 21, 1999 the Company issued to Aberdeen a warrant (the "Warrant") to purchase 100,000 shares of the Company's common stock, par value $0.01 per share, for $10 per share. The terms of the Warrant provided for vesting in eight quarterly increments of 12,500 shares, commencing on October 22, 1999, with no increment vesting if the Consulting Agreement were to be terminated before the vesting date for such increment. The Company terminated the Consulting Agreement on October 12, 2000, as of which date 50,000 shares were vested and the remaining 50,000 shares were canceled. The expiration date of the Warrant is July 22, 2003. The Company has accounted for such Warrant in accordance with the requirements prescribed in SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, the related compensation expense was zero for 2002 and 2001 and $117,000 for 2000, and is included in general and administrative expenses in the accompanying consolidated statements of operations for the respective years.

         In 2002, the Company granted options to non-employee directors to purchase (i) 7,315 shares of the Company's Common Stock for $1.23; (ii) 8,766 shares of the Company's Common Stock for $1.32; (iii) 7,614 shares of the Company's Common Stock for $0.96; (iv) 12,528 shares of the Company's Common Stock for $0.89; and (v) 100,000 shares of the Company's Common Stock for $3.10, in each case in exchange for services rendered. In 2001, the Company granted options to non-employee directors to purchase (i) 9,806 shares of the Company's Common Stock for $1.01; (ii) 11,429 shares of the Company's Common Stock for $1.05; (iii) 13,335 shares of the Company's Common Stock for $1.13; and (iv) 5,667 shares of the Company's Common Stock for $1.51, in each case in exchange for services rendered. In 2000, the Company granted options to non-employee directors to purchase (i) 2,320 shares of the Company's Common Stock for $3.69;
(ii) 2,856 shares of the Company's Common Stock for $3.00; (iii) 2,540 shares of the Company's Common Stock for $2.70; and (iv) 4,710 shares of the Company's Common Stock for $2.42, in each case in exchange for services rendered. With the exception of the 100,000 shares of the Company's Common Stock which were granted in 2002 at fair market value to non-employee directors, all other stock option grants to non-employee directors were granted at an exercise price equal to 30% of the fair market value of the Company's Common Stock on the date of grant. Such options are currently exercisable and were valued on the date of grant in accordance with the requirements prescribed in APB 25. The exercise price for all such options, except the options for 100,000 shares of the Company's Common Stock, is equal to 30% of the fair market value of the Company's Common Stock on the respective dates of grant. These options were granted in lieu of cash retainers and meeting fees. See note 11. The exercise price for the options for 100,000 shares of the Company's Common Stock granted in 2002 is equal to 100% of the fair market value of the Company's Common Stock on the date of grant. The related compensation expense, determined pursuant to the application of APB 25, was $86,000, $102,000 and $83,000 in 2002, 2001 and 2000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

        YEAR               AMOUNT
--------------------     ----------
  2003..............     $    1,915
  2004..............          1,687
  2005..............          1,678
  2006..............          1,587
  2007..............          1,623
Thereafter..........         18,026
                         ----------
                         $   26,516
                         ==========

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

LITIGATION

         From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company's operating results or financial condition.

14. RELATED PARTY TRANSACTIONS

         During the fourth quarter of 2001, The Company began leasing equipment with a computer leasing company (the "Leasing Company") that is owned by an irrevocable trust (the "Trust") for the benefit of the children of Robert A. Yanover, a member of the Company's Board of Directors. Additionally, the Leasing Company's business is managed and operated by a management company (the "Management Company") pursuant to a management agreement. Mr. Yanover has a 50% ownership interest in the general partner of the Management Company. The Company financed equipment with the Leasing Company totaling $1,007,000 and $258,000 during 2002 and 2001, respectively. Related amortization totaling $415,000 and $12,000 and total cash paid totaling $467,000 and $14,000 were recorded during 2002 and 2001, respectively. The capital lease obligation with the Leasing Company and related accumulated amortization were $869,000 and $427,000, respectively, at December 31, 2002 and $247,000 and $12,000, respectively, at December 31, 2001. The Company believes that the terms of the leases were no less favorable to the Company than could have been obtained from an unaffiliated party.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 24, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP ("Andersen"), and on April 24, 2002 the Company retained KPMG LLP as its new independent auditors. The change in auditors was approved by the Board of Directors of the Company, upon the recommendation of the Audit Committee of the Board of Directors.

         The audit reports issued by Andersen on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two fiscal years that ended December 31, 2001, and during the subsequent interim period prior to engaging KPMG LLP, there were no disagreements between Ultimate Software and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in their reports.

         None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the Company's two fiscal years that ended December 31, 2001, or during any subsequent interim period through April 24, 2002.

         The Company provided Andersen with a copy of the foregoing disclosures, and a letter from Andersen confirming its agreement with these disclosures was filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2002.

         During the Company's two fiscal years that ended December 31, 2001 and during the subsequent interim period prior to engaging KPMG LLP, neither the Company nor someone on behalf of the Company consulted with KPMG LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr, Mitchell K. Dauerman and James M. Alu) and other key employees of the Company, and their ages as of March 10, 2003, are as follows:

            NAME                AGE               POSITION(S)
---------------------------     ---   ------------------------------------
Scott Scherr................     51   Chairman of the Board, President and
                                      Chief Executive Officer
Marc D. Scherr..............     45   Vice Chairman of the Board
Mitchell K. Dauerman........     46   Executive Vice President, Chief
                                      Financial Officer and Treasurer
James M. Alu................     58   Executive Vice President and Chief
                                      Operating Officer
Roy L. Gerber, Ph.D.........     46   Vice President -- Chief Technology
                                      Officer
Jon Harris..................     38   Senior Vice
                                      President -- Professional Services
Robert Manne................     50   Vice President -- General Counsel
Vivian Maza.................     41   Vice President -- People and
                                      Secretary
Linda Miller................     58   Vice President -- Communications and
                                      Public Relations
Laura Perkins...............     38   Vice President -- Product Strategy
Adam Rogers.................     28   Senior Vice President -- Development
Greg Swick..................     39   Senior Vice President -- Sales
James C. Thie...............     43   Vice President -- Chief Information
                                      Officer

            NAME                AGE               POSITION(s)
---------------------------     ---   ------------------------------------
LeRoy A. Vander Putten......     68   Director
James A. FitzPatrick, Jr....     53   Director
Robert A. Yanover...........     66   Director
Rick Wilber.................     56   Director

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

         Roy L. Gerber, Ph.D. has served as Vice President -- Chief Technology Officer since January 1, 2002. Mr. Gerber served as Vice President -- Engineering from October 1999 through December 31, 2001. From 1995 to October 1999, Mr. Gerber served in various positions in the research and development organization, including Director of Engineering. Prior to joining the Company, from 1988 to 1995, Mr. Gerber was Executive Vice President of Development for Cascade Interactive Designs, Inc. and dBSi which developed and marketed medical software products. From 1984 to 1988, Mr. Gerber was Executive Vice President and Chief Operating Officer of Pacific Retirement Plans, Inc.

         Jon Harris has served as Senior Vice President -- Professional Services since January 1, 2002. Mr. Harris served as Vice President -- Professional Services from July 1998 through December 31, 2001. From 1992 to 1997, Mr. Harris held various management positions within ADP's National Accounts Division. From 1989 to 1992, Mr. Harris held the position of Consulting Services Director for Sykes Enterprises, Inc., a diverse information technology company.

         Robert Manne has served as Vice President -- General Counsel since May 1999. Prior to joining the Company, Mr. Manne was an attorney and partner of Becker & Poliakoff, P.A., an international law firm, since 1978. In addition to administering the Litigation Department of the law firm, Mr. Manne was a permanent member of the firm's executive committee which was responsible for law firm operations. Mr. Manne has performed legal services for the Company since its inception.

         Vivian Maza has served as Vice President -- People for the Company since January 1998 and as Secretary of the Company since September 1996. Prior to that, Ms. Maza served as the Office Manager of the Company from its organization in April 1996 and of the Partnership from its inception in 1990 until April 1996. Ms. Maza is a HR Generalist and holds a Professional in Human Resources (PHR) certification from the Society for Human Resource Management
(SHRM) association. From 1985 to 1990, Ms. Maza was a systems analyst for the Wholesale Division of ADP.

         Linda Miller has served as Vice President -- Communications and Public Relations since January 1999. Ms. Miller served as Vice President, Public Relations, for the Company from July 1998 to January 1999. Prior to that, Ms. Miller served as the Company's Director of Marketing from January 1997. From 1992 to 1996, Ms. Miller held various positions at Best Software, Inc., a developer of corporate resource management applications, Abra Products Division, including Public Relations Manager.

         Laura Perkins has served as Vice President -- Product Strategy since July 1998. From May 1996 to July 1998, Ms. Perkins served as the Director of Applications Consulting for the Company. From 1991 to 1996, Ms. Perkins held various positions with Best Software, Inc., Abra Products Division. Ms. Perkins holds a Certified Payroll Professional (CPP) certification from the American Payroll Association (APA).

         Adam Rogers has served as Senior Vice President -- Development since December 2002. From July 2001 to December 2002, Mr. Rogers served as Vice President of Engineering. From May 1997 to July 2001, Mr. Rogers held various positions in the Company's research and development organization, including Director of Technical Support from October 1998 to November 1999 and Director of Web Development from November 1999 to July 2001.

         Greg Swick has served as Senior Vice President -- Sales since January 2001. Mr. Swick served as Vice President and General Manager -- PEO Division of the Company's sales organization from November 1999 to January 2001. From February 1998 to November 1999, Mr. Swick was Director of Sales, Northeast Division. Prior to joining the Company, Mr. Swick was President of The Ultimate Software Group of New York and New England, G.P., a reseller of the Company which was acquired by the Company in March 1998. From 1987 to 1994, Mr. Swick held various positions with ADP, where the most recent position was Area Vice President -- ADP Dealer Services Division.

         James C. Thie has served as Chief Information Officer since October 2001. Mr. Thie served as Vice President -- Information Technology Group from February 2001 through September 2001. Mr. Thie has worked in the technology field for the past 20 years, principally in the financial services industry, including General Manager and Business Development Director of Encore Development, Inc., an e-business and systems integration company specializing in application development, data warehousing and electronic commerce, from 1999 until joining the Company. From 1996 to 1999, Mr. Thie held various positions with Computer Associates International, an international advanced technology consulting and systems integration company, where his most recent position was Senior Sales Executive.

         LeRoy A. Vander Putten has served as a director of the Company since October 1997, is Chairman of the Compensation Committee of the Board and is a member of the Audit Committee of the Board. Mr. Vander Putten has served as the Executive Chairman of the Insurance Center, Inc., a holding company for 14 insurance agencies, since October 2001. Previously, he served as the Chairman of CORE Insurance Holdings, Inc., a member of the GE Global Insurance Group, engaged in the underwriting of casualty reinsurance, from August 2000 to August 2001. From April 1998 to August 2000, he served as Chairman of Trade Resources International Holdings, Ltd., a corporation engaged in trade finance for exporters from developing countries. From January 1988 until May 1997, Mr. Vander Putten was Chairman and Chief Executive Officer of Executive Risk Inc., a specialty insurance holding company. From August 1982 to January 1988, Mr. Vander Putten served as Vice President and Deputy Treasurer of The Aetna Life and Casualty Company, an insurance company.

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

         Rick Wilber has served as a director of the Company since October 2002 and is a member of the Audit Committee and a member of the Compensation Committee. Mr. Wilber formerly served on the Company's Board of Directors from October 1997 through May 2000. Mr. Wilber is currently the President of Lynn's Hallmark Cards, which owns and operates a number of Hallmark Card stores. Mr. Wilber was a co-founder of Champs Sports Shops and served as its President from 1974 to 1984. He served on the Board of Royce Laboratories, a pharmaceutical concern, from 1990 until April 1997, when the company was sold to Watson Pharmaceuticals, Inc., a pharmaceutical concern.

         Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal. Mr. Marc D. Scherr, Mr. James A. FitzPatrick, Jr. and Mr. Rick Wilber serve on the Board in the class whose term expires at the annual meeting of stockholders (the "Annual Meeting") in 2003. Mr. Scott Scherr serves on the Board in the class whose term expires at the Annual Meeting in 2004. Mr. LeRoy A. Vander Putten and Mr. Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting of stockholders in 2005.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

         The following table summarizes the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002:

                                                 (a)                                        (c)
                                               NUMBER OF                            NUMBER OF SECURITIES
                                           SECURITIES TO BE           (b)          REMAINING AVAILABLE FOR
                                              ISSUED UPON      WEIGHTED-AVERAGE    FUTURE ISSUANCE UNDER
                                              EXERCISE OF      EXERCISE PRICE OF    EQUITY COMPENSATION
                                              OUTSTANDING         OUTSTANDING         PLANS (EXCLUDING
                                           OPTIONS, WARRANTS   OPTIONS, WARRANTS   SECURITIES REFLECTED IN
              PLAN CATEGORY                   AND RIGHTS          AND RIGHTS             COLUMN (a))
----------------------------------------   -----------------   -----------------   -----------------------
Equity compensation plans approved             4,729,274            $  5.84               4,028,497
  by security holders...................
Equity compensation plans not                         --                 --                      --
  approved by security holders..........
                                              ----------            -------               ---------
          Total.........................       4,729,274            $  5.84               4,028,497
                                              ==========            =======               =========

         The information set forth in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders under the heading "Certain Related Transactions."

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

                  (1) Financial Statements. The following financial statements of the Company are included in Part II,
                           Item 8, of this Annual Report on Form 10-K:

                                    Independent Auditors' Report

                                    Consolidated Balance Sheets as of December
                                    31, 2002 and 2001

                                    Consolidated Statements of Operations for
                                    the Years Ended December 31, 2002, 2001 and
                                    2000

                                    Consolidated Statements of Stockholders'
                                    Equity (Deficit) for the Years Ended
                                    December 31, 2002, 2001 and 2000

                                    Consolidated Statements of Cash Flows for
                                    the Years Ended December 31, 2002, 2001 and
                                    2000

                                    Notes to Consolidated Financial Statements

                  (2)      Consolidated Financial Statement Schedules:

                                    Independent Auditors' Report

                                    Schedule II -- Valuation and Qualifying
                                    Accounts

                  (3)      Exhibits

NUMBER                                   DESCRIPTION
------       --------------------------------------------------------------------
3.1      --  Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on
             Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the
             "Registration Statement")

3.2      --  Certificate of Designations of Series A Junior Preferred Stock
             (incorporated by reference herein to Exhibit 2 to the Company's
             Current Report on Form 8-K dated October 23, 1998)

3.3      --  Amended and Restated Bylaws (incorporated herein by reference to
             Exhibit 3.5 to the Registration Statement)

4.1      --  Form of Certificate for the Common Stock, par value $0.01 per share

10.1     --  Shareholders Rights Agreement, dated June 6, 1997 among the
             Company and certain stockholders named therein

NUMBER                                   DESCRIPTION
------       -------------------------------------------------------------------
10.2     --  Asset Purchase Agreement, dated February 2, 1998, among The
             Ultimate Software Group of Virginia, Inc., the Company and certain principals named therein

10.3     --  Asset Purchase Agreement, dated February 2, 1998, among the
             Company, The Ultimate Software Group of the Carolinas, Inc. and certain principals name therein

10.4     --  Asset Acquisition Agreement, dated February 20, 1998, among the
             Company, The Ultimate Software Group of Northern California, Inc.
             and certain principals named therein

10.5     --  Asset Purchase Agreement dated March 4, 1998, among the Company,
             Ultimate Investors Group, Inc. and certain principals name therein

10.6     --  Agreement and Plan of Merger dated February 24, 1998, among the
             Company, ULD Holding Corp., Ultimate Software Group of New York and
             New England, G.P. and certain principals named therein

10.7     --  Nonqualified Stock Option Plan, as amended and restated as of
             December 20, 2002

10.8     --  Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and the Company, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in the Company's Annual Report on Form 10-K dated March 31, 1999)

10.9     --  Rights Agreement, dated as of October 22, 1998, between the
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

10.10    --  Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998
             (incorporated herein by reference to Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q dated August 15, 1999)

10.11    --  Letter Agreement between Aberdeen Strategic Capital LP and the
             Company, dated October 21, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated
             November 15, 1999)

10.12    --  Warrant issued to Aberdeen Strategic Capital LP (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly
             Report on Form 10-Q dated November 15, 1999)

10.13    --  Software License Agreement between the Company and Ceridian
             Corporation dated as of March 9, 2001 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K dated
             March 27, 2001)

10.14    --  Letter amendment between the Company and Ceridian Corporation dated as of August 9, 2001 (incorporated by reference to Exhibit
             10.14 to the Company's Annual Report on Form 10-K dated March 29,
             2002)

10.15    --  Letter amendment between the Company and Ceridian Corporation dated as of February 5, 2002 (incorporated by reference to Exhibit
             10.15 to the Company's Annual Report on Form 10-K dated March 29,
             2002)

NUMBER                                DESCRIPTION
------                                -----------
10.16    -- Loan and Security Agreement by and between the Company and
            Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form
            10-K dated March 29, 2002)

10.17    -- Revolving Promissory Note by and between the Company and Silicon
            Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K dated
            March 29, 2002)

10.18    -- Equipment Term Note by and between the Company and Silicon Valley
            Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated
            March 29, 2002)

10.19    -- Services Agreement between the Company and Ceridian Corporation dated as of February 10, 2003

10.20    -- Third Loan Modification Agreement by and between the Company and
            Silicon Valley Bank dated March 27, 2003

21.1     -- Subsidiary of the Registrant

23.2     -- Notice of inability to obtain consent from Arthur Andersen LLP

31.1     -- Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of
            the Securities Exchange Act of 1934, as amended*

31.2     -- Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of
            the Securities Exchange Act of 1934, as amended*

32.1     -- Certification Pursuant to 18 U.S.C Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2     -- Certification Pursuant to 18 U.S.C Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1     -- Cautionary Statement for Purposes of the "Safe Harbor" Provisions
            of the Private Securities Litigation Reform Act of 1995

------------------

* Filed herewith.

         (b)      Reports on Form 8-K

         On October 25, 2002, the Company filed a Current Report on Form 8-K with the SEC reporting (i) the appointment of Rick Wilber to the Company's Board of Directors and (ii) that the Board of Directors of the Company voted to exempt Michael Feinberg from the definition of an Acquiring Person under the Company's Rights Agreement provided Mr. Feinberg does not acquire a number of shares of Common Stock of the Company which, when combined with the shares he currently owns, exceeds 19.9% of the shares of the Company's Common Stock outstanding.

                          INDEPENDENT AUDITORS' REPORT

To Board of Directors
The Ultimate Software Group, Inc.:

         Under date of January 31, 2003 except as to Note 4 which is as of March 27, 2003, we reported on the consolidated balance sheet of The Ultimate Software Group, Inc. and subsidiary (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, as contained in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2002 financial statement schedule as listed in Item 15 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of The Ultimate Software Group, Inc. and subsidiary as of December 31, 2001, and for each of the years in the two year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their reports dated February 1, 2002.

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

                                                             /s/ KPMG LLP
                                                             KPMG LLP

Miami, Florida,
January 31, 2003, except as to Note 4 which is as of March 27, 2003.

         THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE ULTIMATE SOFTWARE GROUP, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 WHICH IS FILED HEREWITH.

                          INDEPENDENT AUDITORS' REPORT

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

                                                        /s/ Arthur Andersen LLP
                                                        ARTHUR ANDERSEN LLP

Miami, Florida,
February 1, 2002.

                                                                     SCHEDULE II

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT    ADDITIONS
                                         BEGINNING OF   CHARGED TO                  BALANCE AT
            CLASSIFICATION                   YEAR       OPERATIONS   DEDUCTIONS(1)  END OF YEAR
-------------------------------------    ------------   ----------   ----------     -----------
Allowance for Doubtful Accounts
  December 31, 2002..................      $  2,465     $   1,798     $  (3,263)     $  1,000
  December 31, 2001..................      $  2,461     $   4,151     $  (4,147)     $  2,465
  December 31, 2000..................         1,673         3,572        (2,784)        2,461

------------------

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

                    THE ULTIMATE SOFTWARE GROUP, INC.

                    By: /s/ Mitchell K. Dauerman
                        ----------------------------------
                            Mitchell K. Dauerman
                    Executive Vice President, Chief Financial
                           Officer and Treasurer

Date: December 1, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                      TITLE                       DATE
         ---------                                      -----                       ----
/s/ Scott Scherr                             President, Chief Executive         December 1, 2003
---------------------------                  Officer and Chairman of the
      Scott Scherr                           Board

/s/  Mitchell K. Dauerman                    Executive Vice President,          December 1, 2003
---------------------------                  Chief Financial Officer and
   Mitchell K. Dauerman                      Treasurer (Principal
                                             Financial and Accounting Officer)

/s/   Marc D. Scherr                         Vice Chairman of the Board         December 1, 2003
---------------------------
      Marc D. Scherr

/s/ LeRoy A. Vander Putten                   Director                           December 1, 2003
---------------------------
  LeRoy A. Vander Putten

/s/ James A. FitzPatrick, Jr.                Director                           December 1, 2003
-----------------------------
 James A. FitzPatrick, Jr.

/s/ Rick Wilber                              Director                           December 1, 2003
---------------------------
       Rick Wilber
