Form 10-Q/A
period 2003-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2003-12-01
CIK 1016125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

         The Ultimate Software Group, Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2003, originally filed on May 14, 2003, in response to comments received from the Securities and Exchange Commission in connection with their review of the Registration Statement on Form S-3 (File No. 333-107527) filed by The Ultimate Software Group, Inc. on July 31, 2003. This Amendment No. 1 on Form 10-Q/A includes the text of the Form 10-Q in its entirety and is being filed to:

         (1) provide additional disclosure regarding critical accounting policies in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies and Estimates,"

         (2) provide additional disclosure regarding the services provided under the Ceridian Services Agreement and the term of the Original Ceridian Agreement in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview,"

         (3) provide greater detail concerning the reduction in the number of license units sold and third-party licensed software in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations,"

         (4) provide the disclosure required by Item 701 of Regulation S-K of the Securities Act of 1933 in Part II, "Changes in Securities and Use of Proceeds" and

         (5) update the certifications of the chief executive and financial officers in light of intervening Securities and Exchange Commission rules.

         This filing amends the items specified above and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

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

         31.2 Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

         32.1 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                               Page(s)
                                                                                               -------
PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements (unaudited):                                                        1
     Condensed Consolidated Balance Sheets as of March 31, 2003 and
            December 31, 2002
     Condensed Consolidated Statements of Operations for the Three Months
            Ended March 31, 2003 and 2002
     Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2003 and 2002
     Notes to Condensed Consolidated Financial Statements                                         4
Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                   8
Item 3 - Quantitative and Qualitative Disclosures About Market Risk                              20
Item 4 - Controls and Procedures                                                                 20

PART II - OTHER INFORMATION:

Item 2 - Changes in Securities and Use of Proceeds                                               20
Item 6 - Exhibits and Reports on Form 8-K                                                        21

SIGNATURES                                                                                       22
CERTIFICATIONS                                                                                   23

                     PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                               As of             As of
                                                                             March 31,        December 31,
                                                                               2003              2002
                                                                           -----------        ------------
                                                                           (Unaudited)
                                ASSETS
Current assets:
     Cash and cash equivalents                                               $  8,394           $  8,974
     Accounts receivable, net                                                   7,794             10,381
     Prepaid expenses and other current assets                                  1,634              1,273
                                                                             --------           --------
        Total current assets                                                   17,822             20,628

Property and equipment, net                                                     6,917              7,233
Capitalized software, net                                                       2,372              2,753
Other assets                                                                      542                529
                                                                             --------           --------
        Total assets                                                         $ 27,653           $ 31,143
                                                                             ========           ========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                        $  2,350           $  2,693
     Accrued expenses                                                           4,893              5,529
     Current portion of deferred revenue                                       20,145             20,874
     Current portion of capital lease obligations                                 637                767
     Current portion of long term debt                                            497                501
                                                                             --------           --------
        Total current liabilities                                              28,522             30,364

Deferred revenue, net of current portion                                        4,954              6,941
Capital lease obligations, net of current portion                                 225                361
Long term debt, net of current portion                                            720                845
                                                                             --------           --------
        Total liabilities                                                      34,421             38,511
                                                                             --------           --------

Stockholders' deficit:
     Preferred Stock, $.01 par value, 2,000,000 shares authorized,
        no shares issued or outstanding in 2003 and 2002                           --                 --
     Series A Junior Participating Preferred Stock, $.01 par value,
        500,000 shares authorized, no shares issued or outstanding
        in 2003 and 2002, respectively                                             --                 --
     Common Stock, $.01 par value, 50,000,000 shares authorized,
        17,590,415 and 15,869,043 shares issued in 2003
        and 2002, respectively                                                    176                168
     Additional paid-in capital                                                71,830             68,602
     Accumulated deficit                                                      (77,720)           (75,084)
                                                                             --------           --------
                                                                               (5,714)            (6,314)
     Treasury stock, at cost, 257,647 and 240,447 shares in 2003
        and 2002, respectively                                                 (1,054)            (1,054)
                                                                             --------           --------
        Total stockholders' deficit                                            (6,768)            (7,368)
                                                                             --------           --------
        Total liabilities and stockholders' deficit                          $ 27,653           $ 31,143
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

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                           For the Three Months
                                                                             Ended March 31,
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
                                                                       ========           ========


Supplemental disclosure of non-cash financing activities:

- The Company entered into capital lease obligations to acquire new equipment totaling $0 and $379 in the three months ended March 31, 2003 and 2002, respectively.



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

         During 2001, the Company and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use Ultimate Software's UltiPro Workforce Management Software ("UltiPro") software as part of an on-line offering that Ceridian intends to market primarily to businesses with under 500 employees (the "Original Ceridian Agreement"). The aggregate minimum payments that Ceridian is obligated to pay the Company under the Original Ceridian Agreement over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to the Company a total of $16.5 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years (the "Minimum Term"). Ceridian retains certain rights to use the software upon termination. A minimum of approximately $642,000 has been and will be recognized as subscription revenue, a component of recurring revenue, on a monthly basis, from the Original Ceridian Agreement for the period beginning August 28, 2002 through the end of the Minimum Term.

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

5. EARNINGS PER SHARE

         The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

                                                              FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                  ---------------
                                                               2003            2002
                                                               ----            ----
Weighted average shares outstanding                           16,718          15,885
Effect of dilutive stock options                                   -               -
                                                              ------          ------
Dilutive shares outstanding                                   16,718          15,885
                                                              ======          ======

Options outstanding which are not included in the
calculation of diluted loss per share
because their impact is antidilutive                           5,295           4,690
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

                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                  2003             2002
                                                                                --------         --------
Net loss:
      As reported                                                               $(2,636)         $(5,723)
      Stock-based employee compensation as determined under
        fair value method for all awards                                           (493)            (547)
                                                                                -------          -------
      Pro forma                                                                 $(3,129)         $(6,270)
                                                                                =======          =======

Net loss per share:
      As reported, basic and diluted                                            $ (0.16)         $ (0.36)
      Pro forma, basic and diluted                                              $ (0.19)         $ (0.39)

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

         The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and implementation consulting services. In accordance with the provisions of

Statement of Position ("SOP") 97-2, "Software Revenue Recognition," license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the consolidated statements of operations until all such criteria is met.

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

Ceridian Services Agreement

         On February 10, 2003, Ultimate Software entered into a services agreement (the "Ceridian Services Agreement") with Ceridian Corporation ("Ceridian"). Under the Ceridian Services Agreement, Ultimate Software is, through December 31, 2003, required to:

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

         Ceridian is required to pay Ultimate Software a total of $2.25 million in four equal installments during each calendar quarter of 2003 in exchange for the services provided by Ultimate Software. Ceridian paid Ultimate Software the first installment of $562,500 during March 2003. Services revenue is recognized on a straight-line basis from February 10, 2003 through December 31, 2003.

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

                                               For the Three Months
                                                  Ended March 31,
                                               --------------------
                                               2003           2002
                                               ----           ----
Revenues:

      License                                    8.4%          12.7%
      Recurring                                 47.7           35.9
      Services                                  43.9           51.4
                                               -----          -----
         Total revenues                        100.0          100.0
                                               -----          -----
Cost of revenues:
      License                                    1.7            1.3
      Recurring                                 15.9           17.8
      Services                                  30.8           41.6
                                               -----          -----
         Total cost of revenues                 48.4           60.7
                                               -----          -----
Operating expenses:
      Sales and marketing                       28.4           41.4
      Research and development                  30.1           39.5
      General and administrative                11.2           10.3
                                               -----          -----
         Total operating expenses               69.7           91.2
                                               -----          -----
         Operating loss                        (18.1)         (51.9)
Interest expense                                (0.3)          (0.6)
Interest and other income                        0.1            0.3
                                               -----          -----
      Net loss                                 (18.3)%        (52.2)%
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

         License revenues decreased 13.1% to $1.2 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002. The decrease in license revenues for the three-month period was primarily due to a reduction in the number of units sold by the Company's direct sales channel during the first quarter of 2003. The reduction in the number of license units sold was due to a decrease in sales of UltiPro to existing clients using the Company's DOS-based product, UltiPro for Lan ("DOS Clients"). Sales of the UltiPro product to DOS Clients ended during the last fiscal quarter of 2002, shortly before support services for UltiPro for Lan were discontinued (in January 2003). Prior to discontinuing support services, the Company actively marketed the UltiPro product to DOS Clients as part of a loyalty program designed to encourage these clients to purchase UltiPro before support services for UltiPro for Lan were discontinued. More than half of the DOS Clients converted to the UltiPro product in 2002.

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

         Days sales outstanding, calculated on a trailing three-month basis ("DSO"), as of March 31, 2003 and 2002, were 49 days and 80 days, respectively. The decrease in DSO's in 2003 was the result of (1) the recognition of additional subscription revenue in the three months ended March 31, 2003 (i.e., increase of $1.9 million from the same period in 2002) from the Original Ceridian Agreement which does not have related accounts receivable; (2) an improvement in the quality of accounts receivable; and (3) the Company's change in business strategy to focus on both license sales (as in the past) and Intersourcing sales (beginning in 2002 and strengthening in 2003).

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

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Unregistered shares sold by the Company. During the three months ended March 31, 2003, the Company raised an aggregate of $3.2 million of additional capital through the private sales of 800,000 shares of the Company's common stock and warrants to purchase 80,000 shares of the Company's common stock at $4.00 per share to "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act").

         All of the shares of common stock and warrants sold during the three months ended March 31, 2003 were sold in private sales pursuant to Section 4(2) of the Securities Act. The Company did not offer or sell the securities by any form of general solicitation or general advertising. An underwriter was not used. The Company received representations from each of the purchasers in connection with the sale of securities, including that (i) such purchaser is an "accredited investor", (ii) such purchaser has the appropriate business or financial experience, (iii) such purchaser is able to bear the economic risk of such investment and (iv) such purchaser is purchasing the securities for its own account for investment purposes only and not with a view to or for distributing or reselling such securities.

         The warrants have an exercise price of $4.00 per share, are fully vested and exercisable and expire four years after the date of issuance. In the event of a reorganization, recapitalization, stock split, stock dividend, merger, sale of all or substantially all assets or other change in our corporate structure or shares, our Board of Directors is required to change the number and kind of shares (including by substituting shares of another corporation) subject to the warrants and/or the exercise price of the warrants in the manner that our Board of Directors reasonably deems equitable and appropriate.

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

*Filed herewith.

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

                                   THE ULTIMATE SOFTWARE GROUP, INC.

Date: December 1, 2003             By: /s/ Mitchell K. Dauerman
                                       -------------------------------------
                                       Mitchell K. Dauerman
                                   Executive Vice President, Chief Financial
                                   Officer and Treasurer (Authorized Signatory
                                   and Principal Financial and Accounting
                                   Officer)