Form 10-Q/A
period 2003-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2003-12-01
CIK 1016125

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

         As of July 17, 2003, there were 20,458,518 shares of the Registrant's Common Stock, par value $.01, outstanding.

                                EXPLANATORY NOTE

         The Ultimate Software Group, Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2003, originally filed on July 30, 2003, in response to comments received from the Securities and Exchange Commission in connection with their review of the Registration Statement on Form S-3 (File No. 333-107527) filed by The Ultimate Software Group, Inc. on July 31, 2003. This Amendment No. 1 on Form 10-Q/A includes the text of the Form 10-Q in its entirety and is being filed to:

         (1) provide additional disclosure regarding critical accounting policies in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Estimates,"

         (2) provide additional disclosure regarding the services provided under the Ceridian Services Agreement and the term of the Original Ceridian Agreement in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview,"

         (3) provide greater detail concerning the reduction in the number of license units sold and third-party licensed software in "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Results of Operations" and

         (4) provide the disclosure required by Item 701 of Regulation S-K of the Securities Act of 1933 in Part II, "Changes in Securities and Use of Proceeds."

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

         31.2 Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

         32.1 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                  Page(s)
                                                                                  -------
PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements (unaudited):                                           1
         Condensed Consolidated Balance Sheets as of June 30, 2003 and
                December 31, 2002
         Condensed Consolidated Statements of Operations for the Three Months
                And Six Months Ended June 30, 2003 and 2002
         Condensed Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 2003 and 2002
         Notes to Condensed Consolidated Financial Statements                        4
Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                  9
Item 3 - Quantitative and Qualitative Disclosures About Market Risk                 22
Item 4 - Controls and Procedures                                                    23

PART II-OTHER INFORMATION:

Item 2 - Changes in Securities and Use of Proceeds                                  23
Item 4 - Submission of Matters to a Vote of Security Holders                        23
Item 6 - Exhibits and Reports on Form 8-K                                           25

SIGNATURES                                                                          26
CERTIFICATIONS                                                                      27

                     PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                              As of              As of
                                                                             June 30,         December 31,
                                                                               2003              2002
                                                                             --------         ------------
                                 ASSETS
Current assets:
     Cash and cash equivalents                                               $  8,077           $  8,974
     Accounts receivable, net                                                   6,675             10,381
     Prepaid expenses and other current assets                                  1,604              1,273
                                                                             --------           --------
        Total current assets                                                   16,356             20,628

Property and equipment, net                                                     6,131              7,233
Capitalized software, net                                                       1,993              2,753
Other assets, net                                                               1,242                529
                                                                             --------           --------
        Total assets                                                         $ 25,722           $ 31,143
                                                                             ========           ========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                        $  1,363           $  2,693
     Accrued expenses                                                           4,156              5,529
     Current portion of deferred revenue                                       20,644             20,874
     Current portion of capital lease obligations                                 539                767
     Current portion of long term debt                                          1,098                501
                                                                             --------           --------
        Total current liabilities                                              27,800             30,364

Deferred revenue, net of current portion                                        3,339              6,941
Capital lease obligations, net of current portion                                 100                361
Long term debt, net of current portion                                             --                845
                                                                             --------           --------
        Total liabilities                                                      31,239             38,511
                                                                             --------           --------

Stockholders' deficit:
     Preferred Stock, $.01 par value, 2,000,000 shares authorized,
        no shares issued or outstanding                                            --                 --
     Series A Junior Participating Preferred Stock, $.01 par value,
        500,000 shares authorized, no shares issued or outstanding
        in 2003 and 2002, respectively                                             --                 --
     Common Stock, $.01 par value, 50,000,000 shares authorized,
        18,513,315 and 16,610,790 shares issued in 2003
        and 2002, respectively                                                    185                168
     Additional paid-in capital                                                75,508             68,602
     Accumulated deficit                                                      (80,156)           (75,084)
                                                                             --------           --------
                                                                               (4,463)            (6,314)

     Treasury stock, 257,647 shares at cost                                    (1,054)            (1,054)
                                                                             --------           --------
        Total stockholders' deficit                                            (5,517)            (7,368)
                                                                             --------           --------
        Total liabilities and stockholders' deficit                          $ 25,722           $ 31,143
                                                                             ========           ========





     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share amounts)


                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                       Ended June 30,
                                                 ---------------------------           ---------------------------
                                                   2003               2002               2003               2002
                                                 --------           --------           --------           --------
Revenues, net:
     License                                     $  2,064           $  4,299           $  3,277           $  5,694
     Recurring                                      7,114              4,042             13,974              7,975
     Services                                       5,043              4,904             11,371             10,531
                                                 --------           --------           --------           --------
        Total revenues, net                        14,221             13,245             28,622             24,200
                                                 --------           --------           --------           --------
Cost of revenues:
     License                                          237                383                480                523
     Recurring                                      2,275              1,965              4,568              3,915
     Services                                       4,057              4,295              8,492              8,853
                                                 --------           --------           --------           --------
        Total cost of revenues                      6,569              6,643             13,540             13,291
                                                 --------           --------           --------           --------
Operating expenses:
     Sales and marketing                            4,209              4,497              8,297              9,035
     Research and development                       4,527              4,335              8,856              8,666
     General and administrative                     1,293              1,566              2,909              2,695
                                                 --------           --------           --------           --------
        Total operating expenses                   10,029             10,398             20,062             20,396
                                                 --------           --------           --------           --------
        Operating loss                             (2,377)            (3,796)            (4,980)            (9,487)
Interest expense                                      (75)               (79)              (128)              (151)
Interest and other income                              16                 49                 36                 89
                                                 --------           --------           --------           --------
     Net loss                                    $ (2,436)          $ (3,826)          $ (5,072)          $ (9,549)
                                                 ========           ========           ========           ========

Net loss per share -- basic and diluted          $  (0.14)          $  (0.24)          $  (0.30)          $  (0.60)
                                                 ========           ========           ========           ========

Weighted average shares outstanding:
     Basic and diluted                             17,515             15,907             17,120             15,896
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

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                              -------------------------
                                                                               2003              2002
                                                                              -------           -------
Cash flows from operating activities:
    Net loss                                                                  $(5,072)          $(9,549)
    Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
      Depreciation and amortization                                             2,544             2,900
      Provision for doubtful accounts                                             101               367
      Non-cash issuance of stock options for board fees and services               62                42
      Changes in operating assets and liabilities:
        Accounts receivable                                                     3,605             2,711
        Prepaid expenses and other current assets                                (331)             (100)
        Other assets                                                             (380)               (6)
        Accounts payable                                                       (1,330)              (90)
        Accrued expenses                                                       (1,389)           (1,768)
        Deferred revenue                                                       (3,832)            6,502
                                                                              -------           -------
          Net cash (used in) provided by operating activities                  (6,022)            1,009
                                                                              -------           -------

Cash flows from investing activities:
    Purchases of property and equipment                                          (650)           (1,943)
    Acquisition                                                                  (350)               --
                                                                              -------           -------
          Net cash used in investing activities                                (1,000)           (1,943)
                                                                              -------           -------

Cash flows from financing activities:
    Repurchase of treasury stock                                                   --              (191)
    Principal payments on capital lease obligations                              (489)           (1,119)
    Net (repayments) borrowings under Credit Facility                            (248)              587
    Net proceeds from issuances of Common Stock                                 6,862             2,012
                                                                              -------           -------
          Net cash provided by financing activities                             6,125             1,289
                                                                              -------           -------

Net (decrease) increase in cash and cash equivalents                             (897)              355
Cash and cash equivalents, beginning of period                                  8,974             8,464
                                                                              -------           -------
Cash and cash equivalents, end of period                                      $ 8,077           $ 8,819
                                                                              =======           =======

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                    $   104           $   122
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

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiary (the "Company") have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on April 1, 2003 (the "Form 10-K").

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

         From January 1, 2003 through July 16, 2003, the Company raised an aggregate of approximately $17.8 million of capital, net of estimated stock issuance costs, through the private sales of (i) a total of 1,708,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and warrants to purchase an aggregate 170,800 shares of Common Stock at $4.00 per share to investors, including Ceridian Corporation and some existing shareholders; and (ii) a total of 2,200,000 shares of Common Stock at $5.30 per share, before stock issuance costs, to two institutional investors. Of the aggregate of approximately $17.8 million of capital raised, approximately $11.0 million, net of estimated stock issuance costs, was received on July 16, 2003 (the "Recent Capital Raised").

         On March 27, 2003, the Company amended its revolving line of credit agreement with Silicon Valley Bank (the "Credit Facility") to extend the expiration date of the agreement to May 28, 2004. As of June 30, 2003, the outstanding balance of the Credit Facility, totaling $1.1 million, is classified as current on the Company's unaudited balance sheet, based on the existing expiration date of the Credit Facility. The Company is in the process of negotiating the potential renewal of the Credit Facility.

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

3.       CONCENTRATION OF REVENUES

         During the three months and six months ended June 30, 2003, one of the Company's customers, Ceridian Corporation, accounted for 18.0% and 16.9% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in 2003 or 2002.

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

6.       EARNINGS PER SHARE

         The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                        FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                        2003           2002             2003           2002
                                                     ----------     -----------      ----------     ---------
Weighted average shares outstanding                      17,517          15,907          17,120        15,896
Effect of dilutive stock options                              -               -               -             -
                                                         ------          ------          ------        ------
Dilutive shares outstanding                              17,517          15,907          17,120        15,896
                                                         ======          ======          ======        ======

Options outstanding which are not included in the
calculation of diluted loss per share because
their impact is antidilutive                              5,301           4,651           5,301         4,651
                                                         ======          ======          ======        ======

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

         The Company's Nonqualified Stock Option Plan (the "Plan") authorizes the grant of options to directors, officers and employees of the Company for up to 9,000,000 shares of the Company's Common Stock. As of June 30, 2003, 3,438,995 shares of the Company's Common Stock were available for grant. Options granted generally have a 10-year term, vesting 25% immediately and 25% for each of the following three years.

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

         The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                           FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                            2003          2002           2003          2002
                                                         ---------     ----------      --------      ---------
Net loss:
      As reported                                        $  (2,436)    $   (3,826)     $ (5,072)     $  (9,549)
      Stock-based employee compensation as determined
      under fair value method for all awards                  (233)          (440)         (729)          (987)
                                                         ---------     ----------      --------      ---------
      Pro forma                                          $  (2,669)    $   (4,266)     $ (5,801)     $ (10,536)
                                                         =========     ==========      ========      =========

Net loss per share:
      As reported, basic and diluted                     $   (0.14)    $    (0.24)     $  (0.30)     $   (0.60)
      Pro forma, basic and diluted                       $   (0.15)    $    (0.27)     $  (0.34)     $   (0.66)

8.       RECENT ACCOUNTING LITERATURE

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity's commitment to an exit plan under EITF Issue No. 94-3. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 did not have an impact on the Company's unaudited consolidated financial statements.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 as of January 1, 2003. The adoption of FIN 45 did not have an impact on the Company's unaudited consolidated financial statements.

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

Concentration of Revenues

         During the three and six months ended June 30, 2003, one of the Company's customers, Ceridian Corporation, accounted for 18.0% and 16.9% of total revenues, respectively. No other customer accounted for more than 10% of total revenues in 2003 or 2002. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. See Note 3 of the unaudited Notes to Condensed Consolidated Financial Statements.

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

         Ceridian is required to pay Ultimate Software a total of $2.25 million in four equal installments during each calendar quarter of 2003 in exchange for the services provided by Ultimate Software. Ceridian paid Ultimate Software the first two installments of $562,500 each during March and June 2003, respectively. Services revenue is recognized on a straight-line basis from February 10, 2003 through December 31, 2003.

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

RESULTS OF OPERATIONS

         The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

                                        For the Three Months         For the Six Months
                                           Ended June 30,              Ended June 30,
                                       -----------------------     -----------------------
                                         2003          2002          2003          2002
                                       --------      ---------     ---------     ---------
Revenues:
      License                              14.5%          32.5%         11.5%         23.5%
      Recurring                            50.0           30.4          48.8          32.9
      Services                             35.5           37.1          39.7          43.6
                                          -----          -----         -----         -----
         Total revenues                   100.0          100.0         100.0         100.0
                                          -----          -----         -----         -----
Cost of revenues:
      License                               1.7            2.9           1.7           2.2
      Recurring                            16.0           14.9          16.0          16.2
      Services                             28.5           32.4          29.6          36.6
                                          -----          -----         -----         -----
         Total cost of revenues            46.2           50.2          47.3          55.0
                                          -----          -----         -----         -----
Operating expenses:
      Sales and marketing                  29.6           34.0          29.0          37.3
      Research and development             31.8           32.7          30.9          35.8
      General and administrative            9.1           11.8          10.2          11.2
                                          -----          -----         -----         -----
         Total operating expenses          70.5           78.5          70.1          84.3
                                          -----          -----         -----         -----
         Operating loss                   (16.7)         (28.7)        (17.4)        (39.3)
Interest expense                           (0.5)          (0.6)         (0.4)         (0.6)
Interest and other income                   0.1            0.4           0.1           0.4
                                          -----          -----         -----         -----
      Net loss                            (17.1)%        (28.9)%       (17.7)%       (39.5)%
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

         Services revenues increased 2.8% to $5.0 million for the three months ended June 30, 2003 from $4.9 million for the three months ended June 30, 2002. Services revenues increased 8.0% to $11.4 million for the six months ended June 30, 2003 from $10.5 million for the six months ended June 30, 2002. The increases in the three and six months ended June 30, 2003 were principally due to an increase from revenue recognized under the Ceridian Services Agreement beginning February 10, 2003, which contributed $0.6 million and $1.0 million, respectively, and, to a lesser extent, an increase in reimbursable out-of-pocket expenses, partially offset by a decrease in implementation revenues in the second quarter of 2003. Implementation revenues decreased $0.6 million during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due to fewer billable hours resulting from lower utilization of service consultants in response to the reduction in total units sold compared to the prior year comparable period and decreased $0.1 million due to a reduced average rate per hour charged for their services. Implementation revenues decreased $0.4 million during the six months ended June 30, 2003 from the six months ended June 30, 2002 due to fewer billable hours resulting from lower utilization of service consultants in response to the reduction in total units sold compared to the prior year comparable period and declined $0.2 million due to a reduced average rate per hour charged for their services.

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

         Cost of recurring revenues increased 15.8% to $2.3 million for the three months ended June 30, 2003 from $2.0 million for the three months ended June 30, 2002. Cost of recurring revenues increased 16.7% to $4.6 million for the six months ended June 30, 2003 from $3.9 million for the six months ended June 30, 2002. The increases for the three- and six-month periods in cost of recurring revenue were primarily attributable to costs associated with the Intersourcing Offering totaling $0.2 million and $0.4 million, respectively, including depreciation and amortization of related computer equipment and costs associated with the Bell South data center, and higher costs of maintenance revenues of $0.1 million and $0.3 million, respectively, principally due to increased labor costs, including benefits. Cost of recurring revenues, as a percentage of recurring revenues, decreased to 32.0% for the three months ended June 30, 2003 as compared to 48.6% for the three months ended June 30, 2002 and decreased to 32.7% for the six months ended June 30, 2003 from
49.1 % for the six-month period ended June 30, 2002. The decreases in cost of recurring revenues, as a percentage of recurring revenue, for the three and six months ended June 30, 2003 were primarily due to the expansion of the recurring revenue base in 2003.

         Cost of services revenues decreased 5.5% to $4.1 million for the three months ended June 30, 2003 from $4.3 million for the three months ended June 30, 2002. Cost of services revenues decreased 4.1% to $8.5 million for the six months ended June 30, 2003 from $8.9 million for the six months ended June 30, 2002. The decrease in the three-month period was due to the reduction of third-party consultant fees totaling $0.3 million, partially offset by an increase of $0.1 million in reimbursable out-of-pocket expenses. Cost of services revenues, as a percentage of services revenues, for the three months ended June 30, 2003 decreased to 80.5% from 87.6% for the three months ended June 30, 2002 and to 74.7% for the six months ended June 30, 2003 from 84.1% from June 30, 2002. The decreases in both the three- and six-month periods were primarily as a result of the lower costs absorbed by an increased revenue base.

Sales and Marketing

         Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses decreased 6.4% to $4.2 million for the three months ended June 30, 2003 from $4.5 million for the three months ended June 30, 2002. Sales and marketing costs decreased 8.2% to $8.3 million for the six months ended June 30, 2003 from $9.0 million for the six months ended June 30, 2002. The decreases for the three- and six-month periods were primarily due to lower labor costs of $0.4 million and $0.9 million, respectively, including a reduction in sales commissions tied to lower license revenues, partially offset by increased advertising and marketing costs of $0.1 million for the three- and six-month periods and internal training costs for the sales force of $0.1 million and $0.2 million, respectively. Sales and marketing expenses, as a percentage of total revenues, decreased to 29.6% from 34.0 % for the three months ended June 30, 2003 and 2002, respectively, and to 29.0% for the six months ended June 30, 2003 from 37.3% for the six months ended June 30, 2002. The decreases in both the three- and six-month periods were primarily as a result of the overall lower costs absorbed by an increased total revenue base.

Research and Development

         Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 4.4% to $4.5 million for the three months ended June 30, 2003 from $4.3 million for the three months ended June 30, 2002. Research and development expenses increased 2.2% to $8.9 million for the six months ended June 30, 2003 from $8.7 million for the six months ended June 30, 2002. The increases in the three- and six-month periods were due to higher labor costs of $0.2 million for the three- and six-month periods resulting from increased benefit costs and, to a lesser extent, additional labor costs associated with the acquisition of substantially all of the assets of Hireworks, Inc. (discussed below), partially offset by an aggregate decrease of $0.1 million for the three- and six-month periods related to a reduction in internal training costs and a reduction in capitalized software amortization. Research and development expenses, as a percentage of total revenues, decreased to 31.8% for the three months ended June 30, 2003 from 32.7% for the period ended June 30, 2002 and to 30.9% for the six months ended June 30, 2003 from 35.8% for the six months ended June 30, 2002 primarily as a result of the absorption of these costs in an increased total revenue base.

General and Administrative

         General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses decreased 17.4% to $1.3 million for the three months ended June 30, 2003 from $1.6 million for the three months ended June 30, 2002. General and administrative expenses increased 7.9% to $2.9 million for the six months ended June 30, 2003 from $2.7 million for the six months ended June 30, 2002. The decrease in general and administrative expenses for the three-month period was primarily due to A reduction in the provision for doubtful accounts of $0.4 million, partially offset by higher external professional fees of $0.1 million. The increase in general and administrative expenses for the six-month period was primarily due to higher professional fees of $0.2 million principally related to increased external professional fees and higher labor costs of $0.2 million resulting from increased benefit costs, partially offset by a reduction in the provision for doubtful accounts of $0.3 million. The increases in external professional fees for the three- and six-month periods ended June 30, 2003 related to higher accounting fees in 2002 (for the annual audit and quarterly reviews conducted by the Company's independent auditors) and increases in accruals for accounting and legal fees associated with compliance with the Sarbanes-Oxley Act. General and administrative expenses, as a percentage of total revenues, decreased to 9.1% for the three months ended June 30, 2003 from 11.8% for the three months ended June 30, 2002 and decreased to 10.2% for the six months ended June 30, 2003 from 11.2% for the six months ended June 30, 2002 primarily due to the absorption of these lower expenses by an increased total revenue base.

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

         Net cash provided by financing activities for the six months ended June 30, 2003 was $6.1 million as compared to $1.3 million for the six months ended June 30, 2002. The increase in net cash provided by financing activities was primarily due to the proceeds from the issuances of Common Stock and warrants pursuant to several private placements from January through June 2003 and the decrease in principal payments on capital lease obligations as the Company's equipment financing under that financing method have diminished, partially offset by net payments (as opposed to borrowings in the prior year comparable period) under the Credit Facility defined below.

         Days sales outstanding, calculated on a trailing three-month basis ("DSO"), as of June 30, 2003 and 2002, were 43 days and 75 days, respectively. The decrease in DSO's in 2003 was the result of (1) the recognition of additional subscription revenue in the three months ended June 30, 2003 (i.e., increase of $1.9 million from the same period in 2002) from the Original Ceridian Agreement which does not have related accounts receivable; (2) an improvement in the quality of accounts receivable; and (3) the Company's change in business strategy to focus on both license sales (as in the past) and Intersourcing sales (beginning in 2002 and strengthening in 2003).

         During the three months ended June 30, 2003, the Company raised an aggregate total of $3.6 million of additional capital through the private sales of 908,000 shares of the Company's common stock, par value $0.01 ("Common Stock") and warrants to purchase 90,800 shares of the Company's Common Stock at $4.00 per share to investors, including some existing shareholders (the "Second Quarter Equity Raised"). On July 16, 2003, the Company sold 2,200,000 newly issued shares of its Common Stock to two institutional investors in a private placement for gross proceeds of approximately $11.7 million (the "Recent Capital Raised"). These shares of Common Stock were sold at $5.30 per share. After deducting commissions and other stock issuance costs, the Company received approximately $11.0 million. The Company intends to use the proceeds from the Second Quarter Equity Raised and the Recent Capital Raised for general corporate purposes, including working capital. The shares of Common Stock issued in connection with the Recent Capital Raised were not registered under the Securities Act of 1933 and such shares may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements. Ultimate Software has agreed to file a registration statement covering resales by investors of the Common Stock issued in connection with the Recent Capital Raised. Certain other shareholders have the right to include shares owned by them in such registration.

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

         The aggregate amount of the cash balance at June 30, 2003 and the net proceeds from the Recent Capital Raised is $18.9 million ("Combined Cash"). For the three months ended June 30, 2003, the Company used an average of $1.0 million per month in cash to fund its operations ("Average Monthly Cash Flow Deficit"). Combined Cash would cover 12 months' future cash flow needs, based on the Average Monthly Cash Flow Deficit. Therefore, the Company believes that cash and cash equivalents, cash generated from operations, including Recent Capital Raised, and available borrowings under the Credit Facility will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management's expectations for future revenue growth, controlled operating expenses and costs of revenues, and collections of accounts receivable.

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

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Unregistered shares sold by the Company. During the three months ended June 30, 2003, the Company raised an aggregate of $3.6 million of additional capital through the private sales of 908,000 shares of the Company's common stock and warrants to purchase 90,800 shares of the Company's common stock at $4.00 per share to "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act").

         All of the shares of common stock and warrants sold during the three months ended June 30, 2003 were sold in private sales pursuant to Section 4(2) of the Securities Act. The Company did not offer or sell the securities by any form of general solicitation or general advertising. An underwriter was not used. The Company received representations from each of the purchasers in connection with the sale of securities, including that (i) such purchaser is an "accredited investor", (ii) such purchaser has the appropriate business or financial experience, (iii) such purchaser is able to bear the economic risk of such investment and (iv) such purchaser is purchasing the securities for its own account for investment purposes only and not with a view to or for distributing or reselling such securities.

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

         The names of the three nominees for director whose terms expired at the 2003 Annual Meeting of Stockholders of the Company and who were elected to serve as directors until the 2006 Annual Meeting of Stockholders are as follows:

         Nominee                  For          Withheld Vote
-------------------------      ----------      -------------
Marc D. Scherr                 15,152,002         523,828
James A. FitzPatrick, Jr.      15,531,370         144,460
Rick A. Wilber                 15,658,196          17,634

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

                             THE ULTIMATE SOFTWARE GROUP, INC.

Date: December 1, 2003       By: /s/ Mitchell K. Dauerman
                                ---------------------------------------------
                             Mitchell K. Dauerman
                             Executive Vice President, Chief Financial
                             Officer and Treasurer (Authorized Signatory and
                             Principal Financial and Accounting Officer)