Form 10-Q/A
period 2003-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2003-12-01
CIK 1016125

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

                         Commission file number: 0-24347

                        THE ULTIMATE SOFTWARE GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    65-0694077
   ------------------------------          ------------------------------------
   State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization

         2000 ULTIMATE WAY, WESTON, FL                             33326
  -------------------------------------------                  ---------------
   (Address of principal executive offices)                      (Zip Code)

                                (954) 331 - 7000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                EXPLANATORY NOTE

         The Ultimate Software Group, Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2003, originally filed on November 13, 2003, in response to comments received from the Securities and Exchange Commission in connection with their review of the Registration Statement on Form S-3 (File No. 333-107527) filed by The Ultimate Software Group, Inc. on July 31, 2003. This Amendment No. 1 on Form 10-Q/A includes the text of the Form 10-Q in its entirety and is being filed to:

                  (1) provide additional disclosure regarding critical accounting policies in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies and Estimates," and

                  (2) provide additional disclosure regarding its business service providers in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

         31.2 Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                                                      PAGE(S)
                                                                                                      -------
PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements (unaudited):
             Condensed Consolidated Balance Sheets as of September 30, 2003 and
                    December 31, 2002                                                                    3
             Condensed Consolidated Statements of Operations for the Three Months
                    and Nine Months Ended September 30, 2003 and 2002                                    4
             Condensed Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 2003 and 2002                                                    5
             Notes to Condensed Consolidated Financial Statements                                      6-10

Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                      11-24

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                     24

Item 4 - Controls and Procedures                                                                        24

PART II - OTHER INFORMATION:

Item 2 - Changes in Securities and Use of Proceeds                                                      25

Item 6 - Exhibits and Reports on Form 8-K                                                               25

SIGNATURES                                                                                              26

CERTIFICATIONS                                                                                         27-30



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
                                                                               ========             ========


                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                  FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                --------------------------          ---------------------------
                                                  2003              2002              2003              2002
                                                --------          --------          --------          --------

Revenues, net:

       License                                  $  2,506          $  3,625          $  5,783          $  9,319

       Recurring                                   7,364             4,936            21,338            12,911

       Services                                    5,440             5,932            16,811            16,464
                                                --------          --------          --------          --------

            Total revenues, net                   15,310            14,493            43,932            38,694
                                                --------          --------          --------          --------
Cost of revenues:

       License                                       182               343               662               867

       Recurring                                   2,305             2,017             6,873             5,932

       Services                                    4,041             4,230            12,533            13,083
                                                --------          --------          --------          --------

            Total cost of revenues                 6,528             6,590            20,068            19,882
                                                --------          --------          --------          --------
Operating expenses:

       Sales and marketing                         4,499             4,227            12,796            13,262

       Research and development                    4,807             4,683            13,663            13,349

       General and administrative                  1,480             2,101             4,389             4,796
                                                --------          --------          --------          --------

            Total operating expenses              10,786            11,011            30,848            31,407
                                                --------          --------          --------          --------
            Operating loss                        (2,004)           (6,984)
                                                                                      (3,108)          (12,595)

Interest expense                                     (50)              (60)             (178)             (211)
Interest and other income                             34                26                70               115
                                                --------          --------          --------          --------
       Net loss                                 $ (2,020)         $ (3,142)         $ (7,092)         $(12,691)
                                                ========          ========          ========          ========


Net loss per share -- basic and diluted         $  (0.10)         $  (0.19)         $  (0.39)         $  (0.79)
                                                ========          ========          ========          ========

Weighted average shares outstanding:

       Basic and diluted                          20,110            16,460            18,127            16,086
                                                ========          ========          ========          ========


                THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        FOR THE NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                     --------------------------
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

         The following pro forma information regarding net loss and net loss per share, as required by SFAS No. 123, has been determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.125% for 2003 and 3.0% for 2002, a dividend yield of 0% for all periods presented, expected volatility of 48.50% for 2003 and 68.0% for 2002 and an expected life of four years for 2003 and three years for 2002.

         The Company's pro forma information is as follows (in thousands, except per share amounts):


                                                                       FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                      -----------------------       -----------------------
                                                                        2003           2002           2003           2002
                                                                      --------       --------       --------       --------
Net loss:
      As reported                                                     $ (2,020)      $ (3,142)      $ (7,092)      $(12,691)
      Stock-based employee compensation as determined under fair
      value method for all awards                                         (222)          (440)          (951)        (1,427)
                                                                      --------       --------       --------       --------
      Pro forma                                                       $ (2,242)      $ (3,582)      $ (8,043)      $(14,118)
                                                                      ========       ========       ========       ========

Net loss per share:
      As reported, basic and diluted                                  $  (0.10)      $  (0.19)      $  (0.39)      $  (0.79)
      Pro forma, basic and diluted                                    $  (0.11)      $  (0.22)      $  (0.44)      $  (0.88)


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

6.       EARNINGS PER SHARE

         The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):


                                                        FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                      ------------------------            -------------------------
                                                       2003              2002              2003              2002
                                                      ------            ------            ------            ------
Weighted average shares outstanding                   20,110            16,460            18,127            16,086
Effect of dilutive stock options                          --                --                --                --
                                                      ------            ------            ------            ------
Dilutive shares outstanding                           20,110            16,460            18,127            16,086
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

REVENUE RECOGNITION

         Sources of revenue for the Company include:

         o Sales of perpetual licenses for UltiPro Workforce Management Software ("UltiPro"), a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices;

         o Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (or "Hosting Services");

         o Sales of the right to use UltiPro, including Hosting Services (the "Intersourcing Offering");

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

SALES OF BASE HOSTING SERVICES

         Subscription revenues generated from Base Hosting are recognized in accordance with EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements (described above) in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing hosting services subsequently in a separate transaction whereas, with Intersourcing, the customer is purchasing the right to use (not license) UltiPro. Implementation services provided for Base Hosting arrangements are substantially less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based on the Hosting Valution. Fair value for implementation services is assigned in accordance with guidelines provided by SOP 97-2 based on the Implementation Valuation.

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

RESULTS OF OPERATIONS

         The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.


                                                 FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                             --------------------------              --------------------------
                                              2003                2002                2003                2002
                                             ------              ------              ------              ------
Revenues:
      License                                  16.4%               25.0%               13.1%               24.1%
      Recurring                                48.1                34.1                48.6                33.4
      Services                                 35.5                40.9                38.3                42.5
                                             ------              ------              ------              ------
         Total revenues                       100.0               100.0               100.0               100.0
                                             ------              ------              ------              ------
Cost of revenues:
      License                                   1.2                 2.4                 1.5                 2.2
      Recurring                                15.1                13.9                15.6                15.3
      Services                                 26.3                29.2                28.6                33.9
                                             ------              ------              ------              ------
         Total cost of revenues                42.6                45.5                45.7                51.4
                                             ------              ------              ------              ------
Operating expenses:
      Sales and marketing                      29.4                29.2                29.1                34.3
      Research and development                 31.4                32.3                31.1                34.5
      General and administrative                9.7                14.5                10.0                12.4
                                             ------              ------              ------              ------
         Total operating expenses              70.5                76.0                70.2                81.2
                                             ------              ------              ------              ------
         Operating loss                       (13.1)              (21.5)              (15.9)              (32.6)
Interest expense                               (0.3)               (0.4)               (0.4)               (0.5)
Interest and other income                       0.2                 0.2                 0.2                 0.3
                                             ------              ------              ------              ------
      Net loss                                (13.2)%             (21.7)%             (16.1)              (32.8)%
                                             ======              ======              ======              ======


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