Form 10-K
period 2003-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2004-03-26
CIK 1016125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-24347

The Ultimate Software Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0694077 (I.R.S. Employer Identification No.)

2000 Ultimate Way, Weston, FL (Address of principal executive offices)	33326 (Zip Code)

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

   The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2003 and February 23, 2004 was approximately $69.2 million and $141.5 million, respectively.

   As of February 23, 2004, there were 20,712,164 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE ULTIMATE SOFTWARE GROUP, INC.

i

PART I

      This Annual Report on Form 10-K (the “Form 10-K”) of The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in the Company’s filings with the Securities and Exchange Commission. Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including Exhibit 99.1 hereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      UltiPro® and Intersourcing® and their related designs are registered trademarks of Ultimate Software in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate Software.

Item 1.	Business

Overview

      Ultimate Software designs, markets, implements and supports payroll and workforce management solutions in the United States.

      Ultimate Software’s UltiPro Workforce Management Software (“UltiPro”) is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s human resources (“HR”) and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer’s gateway for its workforce to access company-related and personal information. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering managers and staff to analyze workforce trends for better decision making, access critical information quickly and perform routine business activities efficiently.

      UltiPro Workforce Management is marketed both through the Company’s direct sales team as well as through alliances with business service providers (BSPs) that market co-branded UltiPro to their customer bases. Ultimate Software’s direct sales team focuses on companies with more than 500 employees and sells UltiPro both as a license model (typically in-house) and a service model (typically hosted and priced on a per employee per month basis). The Company’s BSP alliances focus primarily on companies with under 500 employees and typically sell an Internet solution, which includes UltiPro, priced on a monthly/service basis. When the BSP sells its Internet solution, incorporating UltiPro in the offering, the BSP is obligated to remit a fee to the Company, typically measured on a per employee per month basis and, in some cases, subject to a monthly minimum amount.

      UltiPro leverages the Microsoft technology platform, which is recognized in the industry as a cost-effective, reliable and scalable platform. As part of its comprehensive payroll and workforce management solutions, Ultimate Software provides implementation and training services to its customers as well as support services, which have been certified by the Support Center Practices Certification program for five consecutive years.

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

      During 2001, Ultimate Software and Ceridian Corporation (“Ceridian”) reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian markets primarily to businesses with under 500 employees (the “Original Ceridian Agreement”) Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The maximum monthly payment is $1.0 million, subject to increases of 5% per annum, compounded. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $17.5 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Ceridian retains certain rights to use the software upon termination.

      Ultimate Software is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. Ultimate Software’s headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (954) 331-7000. To date, the Company has derived no revenue from customers outside of the United States and has no assets located outside of the United States.

Revenue Sources

      The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).

      Recurring revenues include annual maintenance on software license agreements for the Company’s products and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from per employee per month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting (defined below) and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered.

      Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including those related to the Ceridian Services Agreement (defined below) which expired on December 31, 2003, the provision of payroll-related forms and the printing of Form W-2’s for certain customers and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Revenues for the Ceridian Services Agreement were recognized ratably from February 11, 2003 until December 31, 2003 based on the terms of the agreement. Other services are recognized as the services are rendered or as the product is shipped.

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

      The percentage contribution for each of the three principal sources of revenue was as follows:

	For the Years Ended
	December 31,

	2003	2002	2001

Revenues:
Recurring	48.6%	35.1%	24.1%
Services	38.8	42.8	47.6
License	12.6	22.1	28.3

Total revenues	100.0%	100.0%	100.0%

Features of UltiPro

      Ultimate Software’s UltiPro is a payroll and workforce management solution designed to offer the following features to its customers:

      Web Workforce Portal. UltiPro includes a Web workforce portal that can serve as a company’s communications hub and the central gateway for business activities. It provides functionality for everyone in the customer’s organization, not just human resources/payroll and finance departments, but also executives, staff managers and individual employees. With UltiPro’s workforce portal, a company’s HR/payroll staff, managers and administrators can complete daily employee administration tasks, administer benefits, manage staff and access reporting in real-time, from one central location. Managers and executives can access commonly requested reports and analyze workforce statistics and trends on-demand. Employees can access pay and benefits information, get questions answered and complete routine updates instantly. Ultimate Software believes that UltiPro’s workforce portal can increase administrative efficiencies by providing reporting, staff management processes and business intelligence to management over the Internet and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms and paychecks.

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

      Leveraging of Leading Technologies. Ultimate Software has consistently focused on identifying leading technologies and integrating them into its products. UltiPro Workforce Management is a three-tier solution that leverages Microsoft’s technical architecture as well as XML to increase design efficiencies within the system and particularly for workflow capabilities. With UltiPro version 6.0, released in 2002, Ultimate Software introduced new technology architecture for UltiPro to enable advanced Web Services capabilities. Ultimate Software’s Distributed Process Management platform leverages leading technologies such as Microsoft’s Component Object Model (COM), Microsoft Message Queuing (MSMQ), eXtensible Markup Language (XML), Simple Object Access Protocol (SOAP) and Web Services Definition Language (WSDL) to create a distributed processing framework that is Internet-enabled. This allows customers to initiate commonly requested services such as running a report from the Web. These requests are automatically routed to a separate process application server to ensure efficient processing and load balancing. UltiPro’s XML Web Services feature set allows customers to scale as they grow and take advantage of additional Web Services as needed. With UltiPro version 7.0, released in 2003, Ultimate Software enhanced and validated the performance of UltiPro’s Internet functions, including eEmployee Self-Service, eManagement, and eAdministration by benchmark testing with Mercury Loadrunner Controller. In addition, UltiPro includes a suite of enterprise integration tools, business components and business-to-business links. These tools are designed to take advantage of emerging Internet-based technology standards such as XML, HTTP and Java scripting.

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

      Comprehensive Professional Services and Industry-Specific Expertise. Ultimate Software believes it provides high quality implementation, training and ongoing product and customer support services. Ultimate Software employs 173 people in customer services, which includes the implementation, product support, technical support and training departments. Ultimate Software’s customer support center has received the Support Center Practices (“SCP”) Certification for the fifth consecutive year. The SCP program was created by the Service & Support Professionals Association (SSPA) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate Software employs a dedicated research team to track jurisdictional tax changes to the more than 12,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

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

Ultimate Software Solutions

      Ultimate Software’s core solution, UltiPro Workforce Management, is designed for mid-sized enterprise customers, primarily those with 500 to 15,000 employees but is appropriate for both smaller and larger organizations. Ultimate Software also offers the “Powered by UltiPro” BSP Solution (the “BSP Solution”) with Internet Payroll to business services providers that have relationships with smaller organizations, typically those with fewer than 500 employees.

UltiPro Workforce Management Software (“UltiPro”)

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

      eHuman Resources. UltiPro tracks HR-related information including employment history, performance, job and salary information, career development, and health and wellness programs. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting, including Consolidated Omnibus Budget Reconciliation Act compliance; Health Insurance Portability & Accountability Act certificates; Occupational Safety & Health Administration and workers’ compensation;

Family Medical Leave Act tracking; and Equal Employment Opportunity compliance. UltiPro also ensures compliance with the Health Insurance Portability & Accountability Act confidentiality legislation for protecting sensitive data such as employee social security numbers. eHuman Resources includes benefits administration, recruitment and staffing tools, compensation management and training management functionality.

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

      eTraining Enrollment. With eTraining Enrollment, customers’ employees can view course schedules and descriptions and register online. Managers can also approve staff training requests from the Web.

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

Intersourcing Offering

      In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a BellSouth data center (the “Intersourcing Offering”). Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis (“Base Hosting”). Hosting services, typically available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications and are priced on a per-employee-per-month basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data center.

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

Research and Development Activities

      Ultimate Software incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of its business. Such research and development expenses are for enhancements and future betterments to the Company’s existing products and for the development of new products. During 2003, 2002 and 2001, the Company spent $18.2 million, $17.7 million and $17.0 million, respectively, on research and development activities. Such amounts represent the amounts spent during each of the three years ended December 31, 2003 as distinguished from the related amounts expensed in the consolidated statements of operations during those periods. In accordance with generally accepted accounting principles, the Company capitalized software development personnel costs associated with the development of certain major products totaling $4.2 million during 2001. There were no software costs capitalized in 2003 or 2002.

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

      Ultimate Software has an experienced team of system and functional consultants that are dedicated to assisting customers with rapid implementations. In addition, Ultimate Software provides its customers with the opportunity to participate in formal training programs conducted by its education services team. Training programs are designed to increase customers’ ability to use the full functionality of the product, thereby maximizing the value of customers’ investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, customizing the system and creating custom reports. The Company maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; and at its headquarters in Weston, Florida. In addition to offering classes at these facilities, the Company conducts Web-based training and on-site training at customer facilities. After customers have implemented UltiPro and been turned over to the Company’s customer support and maintenance program, the Company assigns a customer relationship manager to the account to assist customers on an ongoing basis with special projects, including enhancing their existing systems, managing upgrades and writing custom reports. These services, like all of the Company’s professional services, are typically billed on a time and materials basis.

      Customer Support and Maintenance. Ultimate Software offers comprehensive technical support and maintenance services, which have historically been purchased by all of its customers. Ultimate Software’s customer support center has received the Support Center Practices Certification sponsored by the Service Strategies Corporation (SSC) for the fifth consecutive year. This certification recognizes companies that “deliver exceptional service and support to their customers.” Ultimate Software’s customer support services include: software updates that reflect tax and other legislative changes; telephone support 24 hours a day, 7 days a week; unlimited access to the Company’s employee tax center on the World Wide Web; seminars on year-end closing procedures; and periodic newswires. In addition, the Company’s customer support services team maintains a support Web site for its customers and individual representatives attend user-organized user group meetings on a routine basis throughout the United States.

Customers

      As of December 31, 2003, Ultimate Software had licensed its software to approximately 1,000 customers, representing approximately 3,600 companies and approximately 1.7 million employees. Ultimate Software’s customers operate in a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and services. During 2003, one of the Company’s customers, Ceridian, accounted for 17% of total revenues. Ceridian did not account for more than 10% of total revenues in 2002 or 2001. No other customer accounted for more than 10% of total revenues in 2003, 2002 or 2001.

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

      Business Service Provider (BSP) Network. The BSP network is a co-branding alliance strategy that enables BSPs to co-brand and market UltiPro and/or the BSP Solution primarily to businesses with fewer than 500 employees. The goal of the program is to extend the Company’s market penetration to include smaller businesses and build a recurring revenue stream through per-employee-per-month pricing. BSPs that are active in this program include, among others, Ceridian Corporation.

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

      Ultimate Software’s competitors include (i) large service bureaus, primarily ADP and, to a lesser extent, Ceridian Corporation; (ii) companies, such as PeopleSoft, Inc. and Kronos, that offer human resource management and payroll (“HRMS/payroll”) software products for use on mainframes, client/server environments and/or Web servers; and (iii) the internal payroll/human resources departments of potential customers which use custom-written software. Many of the Company’s competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s prospective customers.

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

Backlog

      Backlog consists of Intersourcing and Base Hosting services sold under signed contracts for which the services have not yet been delivered. At December 31, 2003, the Company had backlog of $17.9 million compared to $5.7 million as of December 31, 2002. The Company expects to fill $7.1 million of the 2003 backlog during 2004. Since the Company did not introduce the Intersourcing and Base Hosting offerings until mid-2002, there was no backlog as of December 31, 2001. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

      As of December 31, 2003, the Company employed 433 persons, including 75 in sales and marketing, 115 in professional services, 137 in research and development, 58 in customer support and 48 in finance, information technology and administration. The Company believes that its relations with employees are good. However, competition for qualified personnel in the Company’s industry is generally intense and the management of the Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

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

      Ultimate Software’s corporate headquarters, including its principal administrative, marketing, engineering and support operations, are located in two adjacent office buildings in Weston, Florida. The Company leases all the available square footage in these buildings, or approximately 61,000 total square feet, under two leases, each expiring in 2017. In addition, the Company presently leases office space for its sales operations in Albany, New York; Atlanta, Georgia; Columbia, Maryland; Dallas, Texas; Detroit, Michigan; Millburn, New Jersey; Nashville, Tennessee; Ridgeland, Mississippi; Seal Beach, California; and Schaumburg, Illinois. Sales operations in other locations are not supported by leased office space. The Company believes that its existing facilities are suitable and adequate for its current operations for the next 12 months. The Company further believes that suitable space will be available as needed to accommodate any expansion of its operations on commercially reasonable terms.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Common Stock, as quoted on the Nasdaq National Market.

	2003		2002

	High	Low	High	Low

First Quarter	$4.549	$3.060	$4.880	$3.300
Second Quarter	5.470	3.610	4.560	2.220
Third Quarter	10.190	4.900	3.620	2.050
Fourth Quarter	10.690	8.020	4.200	2.470

      As of March 18, 2004, the Company had approximately 169 holders of record, representing approximately 2,700 stockholder accounts.

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

      The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statement of operations data presented below for each of the years in the two-year period ended December 31, 2003 and the balance sheet data as of December 31, 2003 and 2002 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Form 10-K, which have been audited by KPMG LLP whose report appears elsewhere in this Form 10-K. The statement of operations data below for the year ended December 31, 2001 and the balance sheet data as of December 31, 2001 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Form 10-K which have been audited by Arthur Andersen LLP, an international accounting firm that has subsequently ceased operations, a copy of whose report is included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2000 and 1999 and the statements of operations data for the years ended December 31, 2000 and 1999 have been derived from audited consolidated financial statements not included herein.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Recurring	$29,344	$19,345	$14,364	$10,520	$8,315
Services	23,478	23,634	28,289	27,331	25,624
License	7,594	12,170	16,826	24,103	23,454

Total revenues	60,416	55,149	59,479	61,954	57,393

Cost of revenues:
Recurring	9,495	8,098	5,789	4,957	3,930
Services	17,277	18,267	20,219	20,978	17,925
License	807	1,163	1,287	1,286	751

Total cost of revenues	27,579	27,528	27,295	27,221	22,606

Operating expenses:
Sales and marketing	17,788	17,479	18,261	20,121	17,536
Research and development	18,229	17,675	12,775	15,687	10,281
General and administrative	5,871	6,890	10,065	7,338	5,433

Total operating expenses	41,888	42,044	41,101	43,146	33,250

Operating income (loss)	(9,051)	(14,423)	(8,917)	(8,413)	1,537
Interest expense	(221)	(283)	(208)	(311)	(267)
Interest and other income	103	138	375	320	507

Income (loss) before taxes	(9,169)	(14,568)	(8,750)	(8,404)	1,777
Provision for income taxes	—	—	—	—	22

Net income (loss)	$(9,169)	$(14,568)	$(8,750)	$(8,404)	$1,755

Net income (loss) per share — basic and diluted(1)	(0.49)	(0.90)	(0.55)	(0.52)	0.11

Weighted average number of shares outstanding:
Basic(1)	18,738	16,189	15,944	16,075	15,908

Diluted(1)	18,738	16,189	15,944	16,075	16,125

Balance Sheet Data:
Cash and cash equivalents	$13,783	$8,974	$8,464	$7,572	$8,946
Total assets	35,812	31,143	34,251	34,440	38,430
Deferred revenue	24,610	27,815	20,215	9,894	8,573
Long-term borrowings, including capital lease obligations	796	1,206	408	943	1,120
Stockholders’ equity (deficit)	1,661	(7,368)	4,590	13,904	21,960

(1)	See Note 2 of the Notes to Consolidated Financial Statements for information regarding the computation of net income (loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in the Company’s filings with the Securities and Exchange Commission. Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including Exhibit 99.1 hereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

      The Company’s main sources of revenues include sales from the Intersourcing Offering (defined below), sales of perpetual software licenses for UltiPro (and the related annual maintenance) and sales of services (mostly implementation) related to both Intersourcing and license sales.

      In the past, the Company’s primary business strategy was centered on sales of perpetual software licenses of UltiPro. In an effort to reduce the volatility and unpredictable nature of a business strategy predominantly focused on license sales, the Company introduced Intersourcing as an additional revenue source during 2002.

      In 2002, Ultimate Software began offering hosting services, branded “Intersourcing” by the Company, whereby Ultimate Software provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a BellSouth data center. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.

      After the introduction of Intersourcing in mid-2002, the sales mix gradually began to shift towards Intersourcing, especially during 2003. Management believes the shift in sales mix helps to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing visibility for the future and the predictability of future revenue streams. For the last six months of 2003, the sales mix for number of units sold began shifting to favor Intersourcing units over license units. During the fourth fiscal quarter of 2003, the sales mix (for new units sold) was comprised of approximately 60% Intersourcing units and 40% license units. The Company expects the sales mix composition to favor Intersourcing in 2004.

      The financial impact of the shift (from sales of license units to a combination of sales of license units and Intersourcing units) relates to (1) the type of revenue recognized and the timing of recognition; (2) the amount of services revenue recognized, and (3) the timing of cash received from the sale.

      When an Intersourcing unit is sold instead of a license unit, license revenue is replaced with recurring revenue. The license revenue which would otherwise have been recognized upfront (assuming all required accounting criteria is met) is replaced with recurring revenue recognized over the contract term (typically 24 months) with such recurring revenue recognition commencing when the customer runs its first “live” payroll (i.e., generally between four and six months from the date of sale). The total revenue from the sale of an average Intersourcing unit sold is usually no less than it would have been if it were a license sale with the main difference pertaining to the period of recognition (i.e., being spread over a period of time rather than 100% upfront).

      In addition to the change in type of revenue and the timing of revenue recognition, implementation revenue (a component of services revenue) is also impacted by the shift in sales mix to Intersourcing. On average, an Intersourcing unit takes less time to implement than a license unit. Part of the reason services revenue decreased in 2003 versus 2002 was due to a reduction in implementation revenues caused by the shift in sales mix to Intersourcing. Management does not expect the trend experienced in 2003 for services revenue to continue in 2004. Management expects to see modest growth in 2004 implementation revenues due to anticipated increases in new units sold (both Intersourcing and licenses) and additional project hours expected to be generated with existing clients.

      Cash is also impacted when an Intersourcing unit is sold instead of a license unit. For a typical license unit sale, the cash due for the license and the first year of annual maintenance is received during the Company’s normal business cycle for cash collections of license units sold of less than 10 months from the contract date, typically 24 months. However, when an Intersourcing unit is sold, the cash due from the Intersourcing sale is received over the course of the contract term, typically 24 months. The total cash received from the sale of an average Intersourcing unit sold is usually no less than it would have been if it were a license sale with the main difference pertaining to the period of time it is received.

      While making the transition from a business model focused solely on sales of perpetual licenses to a business model that includes both license sales and Intersourcing sales, the Company raised additional capital in 2003 to address expected cash needs related to the transition. In 2003, capital from private placements of the Company’s Common Stock totaling $17.5 million, net of stock issuance costs, was raised to fund 2003 operations (including the impact of the transition toward more sales of Intersourcing units) and to provide cash to fund future operations based on the Company’s anticipated growth in Intersourcing sales.

      As a result of the Company’s recent transition to a sales mix favoring Intersourcing units, a key financial metric used by the Company in measuring future financial performance is annual recurring revenues. Annual recurring revenues represent the expected one-year value from (i) new Intersourcing sales (including prorated one-time charges); (ii) maintenance revenues related to new license sales; and (iii) recurring revenues from additional sales to Ultimate Software’s existing client base. During the fourth fiscal quarter of 2003, the Company reached a new milestone by having its first quarter ever in which the Company executed contracts representing more than $3 million in annual recurring revenues. Ultimate Software expects annual recurring revenues attributable to sales by its direct sales force to be between $2.5 million and $3.0 million for each of the first two fiscal quarters of 2004, growing to between $3.0 million and $3.5 million quarterly in the second half of 2004.

      Another major component of recurring revenues is subscription revenues generated from the Company’s BSP Channel (defined below). The BSP contributing the most revenues from the BSP Channel is Ceridian Corporation under the Original Ceridian Agreement. During 2003, there was an increase of $5.0 million in recurring revenues from the Original Ceridian Agreement in comparison to 2002. This increase was a result of the duration of revenue recognition in 2003 versus 2002 — in 2003, a full year of recurring revenues was recognized whereas in 2002 slightly more than four months of recurring revenues was recognized. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month are recognized over the minimum term of the contract, which is expected to extend until March 9, 2008. Future recurring revenues to be recognized from the Original Ceridian Agreement are expected to be comparable to 2003, or $7.7 million per year through March 9, 2008. In addition, the recurring revenues recognized from the Original Ceridian Agreement in 2003 were non-cash since Ceridian had prepaid amounts due in 2003 during 2002. Effective January 1, 2004, Ceridian is required to make minimum payments to the Company of $500,000 per month until the end of the term of the Original Ceridian Agreement. Therefore, the non-cash impact of recurring revenues recognized from the Original Ceridian Agreement in 2004 is expected to be no more than $1.7 million.

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

Revenue Recognition

      Sources of revenue for the Company include:

•	Sales of perpetual licenses for UltiPro;

•	Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (“Hosting Services”);

•	Sales of the right to use UltiPro through the Company’s Intersourcing Offering, which includes Hosting Services;

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro (“Base Hosting”);

•	Sales of other services including implementation, training and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to Ceridian pursuant to the Ceridian Services Agreement (defined below); and

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from per employee per month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the business service provider (BSP) sales channel, as well as revenues generated from the Ceridian Agreement (defined below).

Perpetual Licenses for UltiPro Sold With or Without Hosting Services

      Sales of perpetual licenses for UltiPro and sales of perpetual licenses for UltiPro in conjunction with Hosting Services are multiple-element arrangements that involve the sale of software and consequently fall under the guidance of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” for revenue recognition.

      The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and implementation consulting services. In accordance with the provisions of SOP 97-2, license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the consolidated statement of operations until all such criteria are met.

      For multiple-element software arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on vendor-specific objective evidence of fair value of the element (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay when the element is sold separately.

      The residual method is used to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Undelivered elements in a license arrangement typically include maintenance, training and implementation services (the “Standard

Undelivered Elements”). The fair value for maintenance fees is based on the price of the services sold separately, which is determined by the annual renewal rate historically and consistently charged to customers (the “Maintenance Valuation”). Maintenance fees are generally priced as a percentage of the related license fee. The fair value for training services is based on standard pricing (i.e., rate per training day charged to customers for class attendance), taking into consideration stand-alone sales of training services through year-end seminars and historically consistent pricing for such services (the “Training Valuation”). The fair value for implementation services is based on standard pricing (i.e., rate per hour charged to customers for implementation services), taking into consideration stand-alone sales of implementation services through special projects and historically consistent pricing for such services (the “Implementation Valuation”). Under the residual method (the “Residual Method”), the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee attributable to the delivered element, the license fee, is recognized as revenue. If VSOE for one or more undelivered elements does not exist, the revenue is deferred on the entire arrangement until the earlier of the point at which (i) such VSOE does exist or (ii) all elements of the arrangement have been delivered.

      Perpetual licenses of UltiPro sold without Hosting Services typically include a license fee and the Standard Undelivered Elements. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.

      Perpetual licenses of UltiPro sold with Hosting Services typically include a license fee, the Standard Undelivered Elements and Hosting Services. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. Hosting Services are delivered to customers on a PEPM basis over the term of the related customer contract (“Hosting PEPM Services”). Upfront fees charged to customers represent fees for the hosting infrastructure, including hardware costs, third-party license fees and other upfront costs incurred by the Company in relation to providing such services (“Hosting Upfront Fees”). Hosting PEPM Services and Hosting Upfront Fees (collectively, “Hosting Services”) represent undelivered elements in the arrangement since their delivery is over the course of the related contract term. The fair value for Hosting Services is based on standard pricing (i.e., rate charged per employee per month), taking into consideration stand-alone sales of Hosting Services through the sale of such services to existing customers (i.e., those who already own the UltiPro perpetual license at the time Hosting Services are sold to them) and historically consistent pricing for such services (the “Hosting Valuation”). The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.

      The Company’s customer contracts are non-cancelable agreements. The Company does not provide for rights of return or price protection on its software. The Company provides a limited warranty that its software will perform in accordance with user manuals for varying periods, which are generally less than one year from the contract date. The Company’s customer contracts generally do not include conditions of acceptance. However, if conditions of acceptance are included in a contract or uncertainty exists about customer acceptance of the software, license revenue is deferred until acceptance occurs.

Sales Generated from the Intersourcing Offering

      Subscription revenues generated from the Intersourcing Offering, are recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” as a services arrangement since the customer is purchasing the right to use UltiPro rather than licensing the software on a perpetual basis. Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by EITF 00-21.

      The elements that typically exist in Intersourcing arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of UltiPro). The pricing for hosting services, the right to use UltiPro and maintenance of UltiPro is bundled (the “Bundled Elements”). Since these three Bundled Elements are components of recurring revenues in the consolidated statements of operations, allocation of fair values to each of the three elements is not necessary since they are not reported separately. Fair value for the Bundled Elements, as a whole, is based upon evidence provided by the Company’s pricing for Intersourcing arrangements sold separately. The Bundled Elements are provided on an ongoing basis and represent undelivered elements under EITF 00-21; they are recognized on a monthly basis as the services are performed, once the customer has begun to process payrolls used to pay their employees (i.e., goes “Live”).

      Implementation and training services (the “Professional Services”) provided for Intersourcing arrangements are priced on a time and materials basis and are recognized as services revenue in the consolidated statements of operations as the services are performed. Under EITF 00-21, fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis. Fair value for Professional Services is based on the respective Training Valuation and Implementation Valuation. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The Company believes that applying EITF 00-21 to Intersourcing arrangements as opposed to applying SOP 97-2 is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.

Sales of Base Hosting Services

      Subscription revenues generated from Base Hosting are recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing hosting services subsequently in a separate transaction whereas, with Intersourcing, the customer is purchasing the right to use (not license) UltiPro. Implementation services provided for Base Hosting arrangements are substantially less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based on the Hosting Valuation. Fair value for implementation services is assigned in accordance with guidelines provided by SOP 97-2 based on the Implementation Valuation.

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

Recurring Revenues

      Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from per employee per month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the business service provider (BSP) sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years from the effective date of the Ceridian Agreement). Subscription revenues of approximately $642,000 per month are based on guaranteed minimum payments from Ceridian Corporation of approximately $42.7 million over the contract term, including $17.5 million received to date.

      Maintenance services provided to customers include product updates and technical support services. Product updates are included in general releases to the Company’s customers and are distributed on a periodic basis. Such updates may include, but are not limited to, product enhancements, payroll tax updates, additional security features or bug fixes. All features provided in general releases are unspecified upgrade rights. To the extent specified upgrade rights or entitlements to future products are included in a multi-element arrangement, revenue is recognized upon delivery provided fair value for the elements exists. In multi-element arrangements that include a specified upgrade right or entitlement to a future product, if fair value does not exist for all undelivered elements, revenue for the entire arrangement is deferred until all elements are delivered or when fair value can be established.

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

      The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) and the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). Management believes the Company is currently in compliance with the current provisions set forth in SOP 97-2, SOP 98-9, EITF 00-21, EITF 00-3, SAB No. 101 and SAB No. 104.

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

Software Development Costs

      SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. No software costs were capitalized during 2003 or 2002. Software costs capitalized in 2001 were $4.6 million. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically three years. Amortization of capitalized software was $1.5 million, $1.8 million and $0.7 million in 2003, 2002 and 2001, respectively. Accumulated amortization of capitalized software was $4.4 million and $2.9 million as of December 31, 2003 and 2002, respectively. The Company evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If the Company’s gross revenues were to be significantly less than its estimates, the net realizable value of the Company’s capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

Overview

      Ultimate Software designs, markets, implements and supports payroll and workforce management solutions.

      Ultimate Software’s UltiPro Workforce Management Software (“UltiPro”) is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s human resources (“HR”) and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer’s gateway for its workforce to access company-related and personal information. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities efficiently.

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

Intersourcing Offering

      In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a BellSouth data center. Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis. Hosting services, typically available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications and are priced on a per employee per month basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data center.

      The Intersourcing Offering is designed to provide an appealing pricing structure to customers who prefer to minimize the initial cash outlay associated with typical capital expenditures. Intersourcing customers purchase the right to use UltiPro on an ongoing basis for a specific term, typically in a shared environment. The pricing for Intersourcing, including both the hosting element as well as the right to use UltiPro, is on a per-employee-per-month basis.

Ceridian Services Agreement

      On February 10, 2003, Ultimate Software entered into a services agreement (the “Ceridian Services Agreement”) with Ceridian. Under the Ceridian Services Agreement, Ultimate Software was, through December 31, 2003, required to:

1)	locate an employee at Ceridian’s office in Atlanta, Georgia dedicated to assist Ceridian in the resolution of any issues concerning the development, integration and troubleshooting of UltiPro as used by Ceridian;

2)	provide work space at Ultimate Software’s headquarters in Weston, Florida for an employee of Ceridian for the purpose of ongoing coordination and understanding of general and technical product requirements, integration requirements and general communication of development status and issue resolution;

3)	allow Ceridian to provide input related to development plans (with no approval rights granted to Ceridian and without any obligation on Ultimate Software’s part to incorporate such input into its development plans) for UltiPro and to grant Ceridian access to the early stages of upcoming product releases; and

4)	test methodologies which could extend performance and scalability of UltiPro in the service bureau environment and consider methodologies which can improve performance and scalability.

      Ceridian paid Ultimate Software a total of $2.25 million in four equal installments during each calendar quarter of 2003 in exchange for the services provided by Ultimate Software. Services revenue was recognized on a straight-line basis from February 10, 2003 through December 31, 2003.

      The Company is currently in negotiations with Ceridian for the execution of another services agreement for 2004. There is no guarantee that these negotiations will be successful.

Original Ceridian Agreement

      During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian markets primarily to businesses with under 500 employees (the “Original Ceridian Agreement”). Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The maximum monthly payment is $1.0 million, subject to increases of 5% per annum, compounded. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $17.5 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Ceridian retains certain rights to use the software upon termination.

Results of Operations

      The following table sets forth the Statements of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Years Ended
	December 31,

	2003	2002	2001

Revenues:
Recurring	48.6%	35.1%	24.1%
Services	38.8	42.8	47.6
License	12.6	22.1	28.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Recurring	15.7	14.7	9.7
Services	28.6	33.1	34.0
License	1.3	2.1	2.2

Total cost of revenues	45.6	49.9	45.9

Operating expenses:
Sales and marketing	29.4	31.7	30.7
Research and development	30.2	32.1	21.5
General and administrative	9.7	12.5	16.9

Total operating expenses	69.3	76.3	69.1

Operating loss	(14.9)	(26.2)	(15.0)
Interest expense	(0.4)	(0.5)	(0.3)
Interest and other income	0.2	0.3	0.6

Net loss	(15.1)%	(26.4)%	(14.7)%

Comparison of Fiscal Years Ended December 31, 2003 and 2002

Revenues

      The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).

      Recurring revenues include annual maintenance on software license agreements for the Company’s products and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from per-employee-per-month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues as the services are delivered. All of the Company’s customers that purchased software during 2003 and 2002 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

      Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including those related to the Ceridian Services Agreement (which expired on December 31, 2003), the provision of payroll-related forms and the printing of Form W-2’s for certain customers and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Revenues for the Ceridian Services Agreement were recognized ratably from February 11, 2003 until December 31, 2003 based on the terms of the agreement. Other services are recognized as the product is shipped or as the services are rendered.

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

      Total revenues, consisting of recurring, services and license revenues, increased to $60.4 million for 2003 from $55.1 million for 2002.

      Recurring revenues increased 51.7% to $29.3 million for 2003 from $19.3 million for 2002 primarily due to an increase of $5.0 million in subscription revenues recognized under the Original Ceridian Agreement, and a $4.7 million increase in recurring revenues generated from the Intersourcing Offering resulting from additional Intersourcing units sold and maintenance revenues generated from incremental licenses sold. During 2003, there was an increase of $5.0 million in recurring revenues from the Original Ceridian Agreement in comparison to 2002. This increase was a result of the duration of revenue recognition in 2003 versus 2002 – in 2003, a full year of recurring revenues was recognized whereas in 2002 slightly more than four months of recurring revenues was recognized. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month are recognized over the minimum term of the contract, which is expected to extend until March 9, 2008. Future recurring revenues to be recognized from the Original Ceridian Agreement are expected to be comparable to 2003, or $7.7 million per year through March 9, 2008. The impact on recurring revenues for units sold under the Intersourcing Offering (as opposed to the impact on license revenues for licensed units sold) is expected to be gradual, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts. The Company believes that a combination of units sold under the Intersourcing Offering and regular licensed units sold will provide a more predictable business model in the future.

      Services revenues decreased 0.7% to $23.5 million for 2003 from $23.6 million for 2002 primarily as a result of a decrease in implementation revenues of $2.7 million primarily resulting from fewer billable hours in 2003 principally caused by the shift towards Intersourcing units, which generally require less time to implement than license units, partially offset by an increase of $2.3 million in services revenue generated from the Ceridian Services Agreement.

      License revenues decreased 37.6% to $7.6 million for 2003 from $12.2 million for 2002. The decrease in license revenues was due to the combination of fewer license units sold, principally due to a shift in targeted sales (i.e., a sales mix which includes more Intersourcing units sold), and a decrease in sales of UltiPro to existing clients using the Company’s discontinued DOS-based product, UltiPro for Lan (“DOS Clients”). In the second half of 2002, the Company adjusted its sales and marketing strategy to include sales from its Intersourcing Offering, which produces subscription revenues (a component of recurring revenues) rather than license revenues. In 2003, more units were sold from the Intersourcing Offering than in the prior year. In addition, sales of the UltiPro product to DOS Clients ended during the last fiscal quarter of 2002, shortly before support for UltiPro for Lan was discontinued (in January 2003). Prior to discontinuing support, the Company actively marketed the UltiPro product to DOS Clients as part of a loyalty program designed to encourage these clients to purchase UltiPro before support for UltiPro for Lan was discontinued. More than half of the DOS Clients converted to the UltiPro product in 2002.

Cost of Revenues

      Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with reimbursable out-of-pocket expenses, discussed below. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. UltiPro includes third-party software for enhanced report writing purposes. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years.

      Cost of recurring revenues increased 17.3% to $9.5 million for 2003 from $8.1 million for 2002. The $1.4 million increase in cost of recurring revenue for 2003 was primarily attributable to additional costs associated with the Intersourcing Offering, including depreciation and amortization of related computer equipment and costs associated with the BellSouth data center, and higher costs of maintenance revenues principally due to increased labor costs, including benefits. As a percentage of recurring revenues, cost of recurring revenues decreased to 32.4% for 2003 from 41.9% for 2002 primarily due to the absorption of these expenses in an expanded recurring revenue base.

      Cost of services revenues decreased 5.4% to $17.3 million for 2003 from $18.3 million for 2002. The decrease was due to a decrease of $0.7 million in costs of implementation, principally from lower third-party consultant fees and, to a lesser extent, a reduction in performance-based bonuses paid to Ultimate Software’s consultants in 2003. Cost of services revenues, as a percentage of services revenues, decreased to 73.6% for 2003 from 77.3% for 2002 primarily as a result of lower expenses.

      Cost of license revenues decreased 30.6% to $0.8 million for 2003 from $1.2 million for 2002. The decrease in cost of license revenues for 2003 was due to lower third-party royalty fees resulting from fewer licensed units sold and a reduction in the amortization of capitalized software. As a percentage of license revenues, cost of license revenues increased to 10.6% for 2003 from 9.6% for 2002 primarily as a result of a decreased license revenue base. Cost of license revenues, as a percentage of license revenues, generally fluctuates from period to period principally due to the mix of sales of software products which generate third party license fees in each period and fluctuations in revenues contrasted with fixed expenses such as the amortization of capitalized software.

Sales and Marketing

      Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 1.8% to $17.8 million for 2003 from $17.5 million for 2002. The increase in sales and marketing expenses was primarily due to a $0.8 million increase in labor costs, excluding sales commissions, and an increase in advertising and marketing costs of $0.2 million, partially offset by a decrease of $0.7 million attributable to lower sales commissions tied to the decrease in license revenues. The addition of personnel to the sales infrastructure during the three months ended September 30, 2003 was the main contributing factor for the increase in labor costs in 2003.

Research and Development

      Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 3.1% to $18.2 million for 2003 from $17.7 million for 2002. The increase in 2003 was due to increased labor costs of $0.8 million principally resulting from increased benefit costs and additional personnel costs incurred as a result of the June 2003 acquisition of substantially all of the assets of Hireworks, Inc., a software company that developed, marketed and supported an Internet recruitment solution (the “Hireworks Acquisition”).

General and Administrative

      General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses decreased 14.8% to $5.9 million for 2003 from $6.9 million for 2002 primarily due to a $1.4 million reduction in the provision for doubtful accounts, partially offset by increased labor costs of $0.5 million. The provision for doubtful accounts decreased to $0.2 million for 2003 from $1.7 million in 2002. This decrease was primarily attributable to three factors: (1) a decrease of $1.6 million in the balance of accounts receivable, gross of the allowance for doubtful accounts; (2) a decrease of $2.4 million in individual accounts charged-off during 2003 as compared to 2002; and (3) a decrease of $0.5 million in the allowance for doubtful accounts. The balance of gross accounts receivable declined principally due to a shift in targeted sales (i.e., a sales mix which includes more Intersourcing units sold). Intersourcing units typically have a shorter payment period than license units. Charge-offs were lower in 2003 due to the improvement in the quality of composition of the Company’s accounts receivable portfolio. The allowance for doubtful accounts decreased as a result of the combination of the lower gross accounts receivable balance and the improvement of the quality of the composition of the accounts receivable portfolio in 2003 as compared to 2002.

Interest Expense

      Interest expense decreased 21.9% to $221,000 for 2003 from $283,000 for 2002 primarily due to the payoff of outstanding borrowings under the Credit Facility (defined below) during September 2003.

Interest and Other Income

      Interest and other income decreased 25.4% to $103,000 for 2003 from $138,000 for 2002 primarily due to the reduction in funds available for investment during the first half of 2003.

Provision for Income Taxes

      No provision or benefit for Federal, state or foreign income taxes was made for 2003 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2003, expiring at various times through the year 2023 and which are available to offset future taxable income, were $56.6 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Comparison of Fiscal Years Ended December 31, 2002 and 2001

Revenues

      Total revenues, consisting of recurring, services and license revenues, decreased to $55.1 million for 2002 from $59.5 million for 2001.

      Recurring revenues increased 34.7% to $19.3 million for 2002 from $14.4 million for 2001 primarily due to the recognition of the subscription revenue under the Original Ceridian Agreement beginning on August 28, 2002 and the increase in maintenance revenue generated from incremental licenses sold in 2001 and 2002.

      Services revenues decreased 16.5% to $23.6 million for 2002 from $28.3 million for 2001 primarily as a result of a decrease in implementation revenue resulting from fewer billable hours as a consequence of the reduction in the number of total units sold in 2002 and, to a lesser extent, a decrease in reimbursable out of pocket expenses.

      License revenues decreased 27.7% to $12.2 million for 2002 from $16.8 million for 2001. The decrease in license revenues for 2002 was primarily due to a reduction in the number of new units sold by the Company’s direct sales channel during the first half of 2002 which management believed was partly due to unfavorable economic conditions, partially offset by increased sales of UltiPro to existing clients using the Company’s DOS-based product, UltiPro for Lan (“DOS Clients”), which had a lower average sales price. In addition, during 2002 the Company adjusted its sales and marketing strategy to also target sales from its new Intersourcing Offering, which produces subscription revenue (a component of recurring revenue) rather than license revenue. Ultimate Software introduced UltiPro for Lan in July 1993 as its first proprietary software product. The Company no longer markets this DOS-based product and discontinued support for UltiPro for Lan in late January 2003. The Company actively marketed the UltiPro product to DOS Clients as part of a loyalty program designed to encourage these clients to purchase UltiPro before support for UltiPro for Lan was discontinued.

Cost of Revenues

      Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying consolidated statements of operations, were $1.2 million and $2.0 million for 2002 and 2001, respectively. Prior to the adoption of EITF 01-14, the Company’s historical consolidated financial statements offset these amounts within cost of services revenues.

      Cost of recurring revenues increased 39.9% to $8.1 million for 2002 from $5.8 million for 2001. This increase was primarily attributable to an increase in costs of maintenance of $1.3 million principally due to higher labor costs to support the Company’s customer base and an increase of $0.7 million in costs of subscriptions, principally from a full year of amortization of capitalized software, which began in August of 2001. As a percentage of recurring revenues, cost of recurring revenues increased to 41.9% for 2002 from 40.3% for 2001 primarily due to a full year of software amortization costs in 2002 as compared to four month’s software amortization in 2001.

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

Sales and Marketing

      Sales and marketing expenses decreased 4.3% to $17.5 million for 2002 from $18.3 million for 2001. The decrease in sales and marketing expenses was primarily due to a $0.8 million reduction in labor costs, partially offset by an increase of $0.3 million in advertising and marketing costs.

Research and Development

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

General and Administrative

      General and administrative expenses decreased 31.5% to $6.9 million for 2002 from $10.1 million for 2001 primarily due to (1) a reduction in the provision for doubtful accounts and (2) the settlement of a legal matter which occurred in 2001, (3) partially offset by increased professional fees. The provision for doubtful accounts decreased to $1.7 million for 2002 from $4.2 million in 2001. This decrease was primarily attributable to two factors: (1) a decrease of $5.1 million in the balance of accounts receivable, gross of the allowance for doubtful accounts; and (2) a decrease of $1.0 million in individual accounts charged-off during 2002 as compared to 2001. The balance of gross accounts receivable declined principally due to lower license sales in 2002 resulting from a combination of fewer units sold in 2002 combined with the Company’s business strategy to shift a portion of its business to Intersourcing, in addition to better collections. Charge-offs were higher in 2001 due to (1) the write-off of the account receivable from a single customer totaling $0.7 million pursuant to the legal settlement discussed below; and (2) the write-off of several accounts receivable from various customers in the Professional Employer Organization (“PEO”) sector that encountered financial difficulties during 2001. During 2001, the Company settled a legal matter with a single PEO customer (“PEO Customer”) arising out of the Company’s claim for payment for services from the PEO Customer and the PEO Customer’s claim related to performance-based issues for the delivered product. The amount of the legal settlement was $1.3 million, excluding the amount of the write-off referred to above.

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

Quarterly Results of Operations

      The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2003 and 2002. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Quarters Ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(Unaudited)

	(In thousands, except per share amounts)
Revenues:
Recurring	$8,005	$7,364	$7,114	$6,861	$6,434	$4,936	$4,041	$3,934
Services	6,667	5,440	5,043	6,328	7,170	5,932	4,905	5,627
License	1,811	2,506	2,064	1,213	2,851	3,625	4,299	1,395

Total revenues	16,483	15,310	14,221	14,402	16,455	14,493	13,245	10,956

Cost of revenues:
Recurring	2,624	2,305	2,275	2,291	2,166	2,017	1,965	1,950
Services	4,744	4,041	4,057	4,435	5,184	4,230	4,295	4,558
License	145	182	237	243	297	343	383	140

Total cost of revenues	7,513	6,528	6,569	6,969	7,647	6,590	6,643	6,648

Operating expenses:
Sales and marketing	4,991	4,499	4,209	4,089	4,217	4,227	4,497	4,538
Research and development	4,566	4,807	4,527	4,329	4,326	4,683	4,335	4,331
General and administrative	1,480	1,480	1,293	1,618	2,093	2,101	1,566	1,130

Total operating expenses	11,037	10,786	10,029	10,036	10,636	11,011	10,398	9,999

Operating loss	(2,067)	(2,004)	(2,377)	(2,603)	(1,828)	(3,108)	(3,796)	(5,691)
Interest expense	(43)	(50)	(75)	(53)	(72)	(60)	(79)	(72)
Interest and other income	33	34	16	20	23	26	49	40

Loss before income taxes	(2,077)	(2,020)	(2,436)	(2,636)	(1,877)	(3,142)	(3,826)	(5,723)

Net loss	$(2,077)	$(2,020)	$(2,436)	$(2,636)	$(1,877)	$(3,142)	$(3,826)	$(5,723)

Weighted average shares outstanding:
Basic and diluted	20,550	20,110	17,515	16,718	16,496	16,460	15,907	15,885

Net loss per share — basic and diluted	(0.10)	(0.10)	(0.14)	(0.16)	(0.11)	(0.19)	(0.24)	(0.36)

Liquidity and Capital Resources

      The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

      As of December 31, 2003, the Company had $13.8 million in cash and cash equivalents, reflecting a net increase of $4.8 million since December 31, 2002. As of December 31, 2003, the Company had a working capital deficit of $5.2 million as compared to working capital deficit of $9.7 million as of December 31, 2002. The increase in working capital resulted primarily from the additional equity raised in

2003, partially offset by the funding of operations and the voluntary payment of the full balance of the Credit Facility, as discussed below.

      Net cash used in operating activities was $8.7 million for 2003 as compared to cash provided by operating activities of $2.8 million for 2002. The decrease in net cash provided by operating activities was due to the funding of operations of $7.2 million and a $4.3 million reduction in cash received from Ceridian during 2003. In February 2002, the Company received $6.0 million from Ceridian as a prepayment by Ceridian of minimum guaranteed payments for 2003 due to the Company pursuant to the Original Ceridian Agreement, as amended from time to time and the Company received $0.5 million in September 2002 for the early delivery of the general release, UltiPro 6.0 (also known as “Evolution”). During 2003, the Company did not receive any cash from Ceridian under the Original Ceridian Agreement. Guaranteed minimum payments from Ceridian under the Original Ceridian Agreement of $500,000 per month resumed effective January 1, 2004. As of the date of this Form 10-K, the Company has received $1.0 million from Ceridian during 2004 pursuant to the payment terms of the Original Ceridian Agreement. During 2003, the Company received a total of $2.3 million from Ceridian pursuant to the Ceridian Services Agreement. The Ceridian Services Agreement expired on December 31, 2003. The Company is currently in negotiations with Ceridian for the execution of another services agreement for 2004, (the “2004 Ceridian Services Agreement”). There is no guarantee that these negotiations will be successful.

      Net cash used in investing activities was $2.3 million for 2003 as compared to $4.3 million for 2002. The decrease in net cash used in investing activities was primarily due to a reduction in purchases of property and equipment, partially offset by the Hireworks Acquisition for which the Company paid $350,000.

      Net cash provided by financing activities was $15.8 million for 2003 as compared to $2.0 million for 2002. The increase in net cash provided by financing activities was primarily due to the proceeds from the issuances of Common Stock and warrants pursuant to several private placements from January through July 2003 and the decrease in principal payments on capital lease obligations as the Company’s equipment financing under capital leases have diminished, partially offset by net payments (as opposed to borrowings in the prior year comparable period) under the Credit Facility, defined below.

      Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of December 31, 2003 and 2002, were 52 days and 58 days, respectively. The decrease in DSO’s as of December 31, 2003 was the result of (1) an improvement in the quality of accounts receivable; and (2) the Company’s change in business strategy to focus on both license sales (as in the past) and Intersourcing sales (beginning in 2002 and increasing in 2003). The DSO’s attributable to Intersourcing sales are lower than that for license sales.

      Deferred revenue was $24.6 million at December 31, 2003 as compared to $27.8 million at December 31, 2002. The decrease of $3.2 million in deferred revenue was primarily due to a decrease of $7.7 million from recurring revenue recognized pursuant to the Original Ceridian Agreement (all of which was non-cash related in 2003), partially offset by an increase of $4.7 million in deferred revenue attributable to additional Intersourcing units sold in 2003 and, to a lesser extent, additional deferred annual maintenance from new license units sold in 2003.

      On July 16, 2003, the Company sold 2,200,000 newly issued shares of its common stock, $0.01 par value (“Common Stock”), to two institutional investors in a private placement for gross proceeds of approximately $11.7 million. These shares of Common Stock were sold at $5.30 per share. After deducting commissions and other stock issuance costs, the Company received approximately $10.6 million. The Company filed a registration statement with the Securities and Exchange Commission on Form S-3 (Registration No. 333-107527) covering resales of the Common Stock by investors, which registration statement was declared effective on December 9, 2003. Certain other shareholders exercised their right to include shares owned by them in such registration statement on Form S-3.

      In addition to the July 16, 2003 private placement, the Company sold an aggregate of 1,708,000 newly issued shares of Common Stock and warrants to purchase 170,800 shares of Common Stock at $4 per share to a group of investors, including Ceridian and some existing shareholders, for gross proceeds of $6.8 million. Total capital raised during 2003 from private placements was $17.5 million, net of stock issuance costs (the “Recent Capital Raised”). The Company has used a portion of the proceeds from the Recent Capital Raised for general corporate purposes, including working capital. The Company’s primary motive for raising this additional capital was to fund the transition in its business model which shifts some of its UltiPro unit sales to Intersourcing. Management believes the shift in sales mix helps to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, providing visibility for the future and enhancing the predictability of future revenue streams.

      In November 2001, the Company entered into a $5.0 million revolving line of credit (the “Credit Facility”) with Silicon Valley Bank. The Credit Facility, as amended, expires on May 28, 2004 and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company’s eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases (the “Equipment Term Note”), and stand-by letters of credit for up to $0.5 million. The Equipment Term Note is payable in 36 equal monthly installments, plus interest at Prime Rate plus 1%. The maximum amount available under the Credit Facility is $5.0 million. At December 31, 2003, approximately $5.0 million was available for borrowing under the Credit Facility with no balance outstanding under the Equipment Term Note. The Company is currently in the process of negotiating the potential renewal of the Credit Facility (the “Renewal Credit Facility”) but there can be no assurance that the Renewal Credit Facility will be obtained.

      Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of current assets to current liabilities, excluding deferred revenue) of 1.75 to 1.0 and a combined minimum cash and accounts receivable balance of $12.0 million. As of December 31, 2003, the Company was in compliance with all covenants included in the terms of the Credit Facility.

      The Company believes that cash and cash equivalents and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable. However, the Company may seek to raise additional funds during such period through the sale of additional shares of the Company’s Common Stock, or other securities or borrowings. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

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

Recent Accounting Literature

      In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective October 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and hedging relationships designated after September 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective September 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

      Effective January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective December, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002.

      In January 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how consideration from the arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Company accounted for Intersourcing Offerings in 2002 based on the early adoption of the provisions of EITF 00-21.

      Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The adoption of FIN 45 did not have an impact on the Company’s financial position, results of operations or cash flows.

      On December 17, 2003, the staff of the Securities and Exchange Commission (the “SEC”) published Staff Accounting Bulletin 104, “Revenue Recognition,” (“SAB 104”) to revise or rescind portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletin in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The adoption of SAB 104 during December 2003 did not have an impact on the Company’s financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

      The Company does not have any arrangements that are not accounted for or disclosed in the Company’s consolidated financial statements.

Contractual Obligations

      As of December 31, 2003, the Company’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Capital lease obligations(1)	$1,687	$867	$820	$—	$—
Other long-term obligations(2)	25,546	1,946	3,605	3,563	16,432
Purchase obligations(3)	—	—	—	—	—
Other long-term liabilities(4)	—	—	—	—	—

Total contractual cash obligations	$27,233	$2,813	$4,425	$3,563	$16,432

(1)	The Company leases certain equipment under noncancellable agreements, which are accounted for as capital leases and expire at various dates through 2006. See Note 9 of the Notes to Consolidated Financial Statements for information regarding capital lease obligations.

(2)	The Company leases corporate office space and certain equipment under noncancellable operating lease agreements expiring at various dates. See Note 13 of the Notes to Consolidated Financial Statements for information regarding operating lease obligations.

(3)	Purchase orders or contracts for the purchase of goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. The Company does not have significant agreements for the purchase of goods or services specifying minimum quantities or set prices.

(4)	As of December 31, 2003, there were no other long-term liabilities which were payable in cash. Other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2003 include deferred revenues which do not represent obligations payable in cash. See Note 2 of the Notes to Consolidated Financial Statements for information regarding deferred revenues.

Forward-Looking Statements

      The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in the Company’s filings with the Securities and Exchange Commission. Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including Exhibit 99.1 hereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, as amended, which expires on May 28, 2004, is based on Prime Rate plus 1.0% per annum. As of December 31, 2003, the Company had no borrowings under the Credit Facility. Changes in the borrowing status or the interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To: Board of Directors

The Ultimate Software Group, Inc.:

      We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiary (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 1, 2002.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ultimate Software Group, Inc. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Miami, Florida

February 2, 2004

      THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE ULTIMATE SOFTWARE GROUP, INC.’S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 HERETO.

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

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Miami, Florida

February 1, 2002

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2003	2002

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,783	$8,974
Accounts receivable, net of allowance for doubtful accounts of $525 and $1,000 for 2003 and 2002, respectively	9,292	10,381
Prepaid expenses and other current assets	2,709	1,273

Total current assets	25,784	20,628
Property and equipment, net	7,188	7,233
Capitalized software, net	1,234	2,753
Other assets, net	1,606	529

Total assets	$35,812	$31,143

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,549	$2,693
Accrued expenses	5,378	5,529
Current portion of deferred revenue	22,277	20,874
Current portion of long term debt	—	501
Current portion of capital lease obligations	818	767

Total current liabilities	31,022	30,364
Capital lease obligations, net of current portion	796	361
Long-term debt, net of current portion	—	845
Deferred revenue, net of current portion	2,333	6,941

Total liabilities	34,151	38,511
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 20,843,935 and 16,787,940 shares issued in 2003 and 2002, respectively	208	168
Additional paid-in capital	86,760	68,602
Accumulated deficit	(84,253)	(75,084)

	2,715	(6,314)
Treasury stock, at cost, 257,647 shares	(1,054)	(1,054)

Total stockholders’ equity (deficit)	1,661	(7,368)

Total liabilities and stockholders’ equity (deficit)	$35,812	$31,143

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except
	per share amounts)
Revenues:
Recurring	$29,344	$19,345	$14,364
Services	23,478	23,634	28,289
License	7,594	12,170	16,826

Total revenues	60,416	55,149	59,479

Cost of revenues:
Recurring	9,495	8,098	5,789
Services	17,277	18,267	20,219
License	807	1,163	1,287

Total cost of revenues	27,579	27,528	27,295

Sales and marketing	17,788	17,479	18,261
Research and development	18,229	17,675	12,775
General and administrative	5,871	6,890	10,065

Total operating expenses	41,888	42,044	41,101

Operating loss	(9,051)	(14,423)	(8,917)
Interest expense	(221)	(283)	(208)
Interest and other income	103	138	375

Net loss	$(9,169)	$(14,568)	$(8,750)

Net loss per share — basic and diluted	$(0.49)	$(0.90)	$(0.55)

Weighted average shares outstanding:
Basic and diluted	18,738	16,189	15,944

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
	Common Stock		Additional		Treasury Stock		Stockholders’
			Paid-in	Accumulated			Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)

	(In thousands)
Balance, December 31, 2000	16,101	$161	$65,693	$(51,766)	54	$(184)	$13,904
Issuances of Common Stock from exercise of stock options	5	—	13	—	—	—	13
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	102	—	—	—	102
Purchase of Treasury Stock	—	—	—	—	157	(679)	(679)
Net loss			—	(8,750)	—	—	(8,750)

Balance, December 31, 2001	16,106	161	65,808	(60,516)	211	(863)	4,590
Issuances of Common Stock from exercise of stock options	7	—	17	—	—	—	17
Issuance of Common Stock for private placement	675	7	2,693	—	—	—	2,700
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	84	—	—	—	84
Purchase of Treasury Stock	—	—	—	—	47	(191)	(191)
Net loss			—	(14,568)	—	—	(14,568)

Balance, December 31, 2002	16,788	168	68,602	(75,084)	258	(1,054)	(7,368)
Issuances of Common Stock from exercise of stock options and warrant	148	1	571	—	—	—	572
Issuance of Common Stock for private placement	3,908	39	17,455	—	—	—	17,494
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	132	—	—	—	132
Net loss	—	—	—	(9,169)	—	—	(9,169)

Balance, December 31, 2003	20,844	$208	$86,760	$(84,253)	258	$(1,054)	$1,661

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(9,169)	$(14,568)	$(8,750)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,032	5,838	4,368
Provision for doubtful accounts	213	1,657	4,151
Non-cash issuances of equity instruments	132	84	102
Changes in operating assets and liabilities:
Accounts receivable	876	1,968	668
Prepaid expenses and other current assets	(1,436)	(437)	(98)
Other assets	(838)	(138)	(138)
Accounts payable	(144)	792	(158)
Accrued expenses	(151)	(19)	(75)
Deferred revenue	(3,205)	7,600	10,321

Net cash (used in) provided by operating activities	(8,690)	2,777	10,391

Cash flows from investing activities:
Purchases of property and equipment	(1,953)	(4,263)	(1,849)
Acquisition	(350)	—	—
Additions to capitalized software	—	—	(4,621)
Net proceeds from issuances of notes receivable	—	—	(12)

Net cash used in investing activities	(2,303)	(4,263)	(6,482)

Cash flows from financing activities:
Principal payments on capital lease obligations	(918)	(1,876)	(2,351)
Net proceeds from issuances of Common Stock	18,066	2,717	13
Net (repayments) borrowings from long-term debt	(1,346)	1,346	—
Purchases of Treasury Stock	—	(191)	(679)

Net cash provided by (used in) financing activities	15,802	1,996	(3,017)

Net increase in cash and cash equivalents	4,809	510	892
Cash and cash equivalents, beginning of year	8,974	8,464	7,572

Cash and cash equivalents, end of year	$13,783	$8,974	$8,464
Supplemental disclosure of cash flow information:

Cash paid for interest	$144	$216	$180

Supplemental disclosure of non-cash investing and financing activities:

— The Company entered into capital lease obligations to acquire new equipment totaling $1,404, $1,007 and $1,388 in 2003, 2002 and 2001, respectively

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

      The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) designs, markets, implements and supports payroll and workforce management solutions, marketed primarily to middle-market organizations with 500 to 15,000 employees. The Company reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners.

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

Revenue Recognition

      Sources of revenue for the Company include:

•	Sales of perpetual licenses for UltiPro Workforce Management Software (“UltiPro”), a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices;

•	Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (“Hosting Services”);

•	Sales of the right to use UltiPro, including Hosting Services (the “Intersourcing Offering”);

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro (“Base Hosting”);

•	Sales of other services including implementation, training and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to Ceridian Corporation (“Ceridian”) pursuant to the Ceridian Services Agreement (defined below); and

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from per employee per month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the business service provider (“BSP”) sales channel, as well as revenues generated from the Ceridian Agreement (defined below).

Perpetual Licenses for UltiPro Sold With or Without Hosting Services

      Sales of perpetual licenses for UltiPro and sales of perpetual licenses for UltiPro in conjunction with Hosting Services are multiple-element arrangements that involve the sale of software and consequently fall under the guidance of SOP 97-2 for revenue recognition.

      The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and implementation consulting services. In accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the consolidated statement of operations until all such criteria are met.

      For multiple-element software arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on vendor-specific objective evidence of fair value of the element (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay when the element is sold separately.

      The residual method is used to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Undelivered elements in a license arrangement typically include maintenance, training and implementation services (the “Standard Undelivered Elements”). The fair value for maintenance fees is based on the price of the services sold separately, which is determined by the annual renewal rate historically and consistently charged to customers. Maintenance fees are generally priced as a percentage of the related license fee. The fair value for training services is based on standard pricing (i.e., rate per training day charged to customers for class attendance), taking into consideration stand-alone sales of training services through year-end seminars and historically consistent pricing for such services (the “Training Valuation”). The fair value for implementation services is based on standard pricing (i.e., rate per hour charged to customers for implementation services), taking into consideration stand-alone sales of implementation services through special projects and historically consistent pricing for such services (the “Implementation Valuation”). Under the residual method (the “Residual Method”), the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee attributable to the delivered element, the license fee, is recognized as revenue. If VSOE for one or more undelivered elements does not exist, the

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue is deferred on the entire arrangement until the earlier of the point at which (i) such VSOE does exist or (ii) all elements of the arrangement have been delivered.

      Perpetual licenses of UltiPro sold without Hosting Services typically include a license fee and the Standard Undelivered Elements. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.

      Perpetual licenses of UltiPro sold with Hosting Services typically include a license fee, the Standard Undelivered Elements and Hosting Services. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. Hosting Services are delivered to customers on a PEPM basis over the term of the related customer contract (“Hosting PEPM Services”). Upfront fees charged to customers represent fees for the hosting infrastructure, including hardware costs, third-party license fees and other upfront costs incurred by the Company in relation to providing such services (“Hosting Upfront Fees”). Hosting PEPM Services and Hosting Upfront Fees (collectively, “Hosting Services”) represent undelivered elements in the arrangement since their delivery is over the course of the related contract term. The fair value for Hosting Services is based on standard pricing (i.e., rate charged per employee per month), taking into consideration stand-alone sales of Hosting Services through the sale of such services to existing customers (i.e., those who already own the UltiPro perpetual license at the time Hosting Services are sold to them) and historically consistent pricing for such services (the “Hosting Valuation”). The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.

      The Company’s customer contracts are non-cancelable agreements. The Company does not provide for rights of return or price protection on its software. The Company provides a limited warranty that its software will perform in accordance with user manuals for varying periods, which are generally less than one year from the contract date. The Company’s customer contracts generally do not include conditions of acceptance. However, if conditions of acceptance are included in a contract or uncertainty exists about customer acceptance of the software, license revenue is deferred until acceptance occurs.

Sales Generated from the Intersourcing Offering

      Subscription revenues generated from the Intersourcing Offering, are recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” as a services arrangement since the customer is purchasing the right to use UltiPro rather than licensing the software on a perpetual basis. Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by EITF 00-21.

      The elements that typically exist in Intersourcing arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of UltiPro). The pricing for hosting services, the right to use UltiPro and maintenance of UltiPro is bundled (the “Bundled Elements”). Since these three Bundled Elements are components of recurring revenues in the consolidated statements of operations, allocation of fair values to each of the three elements is not necessary since they are not reported separately. Fair value for the Bundled Elements, as a whole, is based upon evidence provided by the Company’s pricing for Intersourcing arrangements sold separately. The Bundled Elements are provided on an ongoing basis and represent undelivered elements under EITF 00-21; they are recognized on a monthly basis as the services are performed, once the customer has begun to process payrolls used to pay their employees (i.e., goes “Live”).

      Implementation and training services (the “Professional Services”) provided for Intersourcing arrangements are priced on a time and materials basis and are recognized as services revenue in the

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations as the services are performed. Fair value for Professional Services is based on the respective Training Valuation and Implementation Valuation. Under EITF 00-21, fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The Company believes that applying EITF 00-21 to Intersourcing arrangements as opposed to applying SOP 97-2 is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.

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

Recurring Revenues

      Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from per employee per month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the business service provider (“BSP”) sales channel (defined below), as well as revenues generated from the Ceridian Agreement (defined below). Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years after the effective date of the Ceridian Agreement). Subscription revenues of approximately $642,000 per month are based on guaranteed minimum payments from Ceridian Corporation of approximately $42.7 million over the contract term, including $17.5 million received to date.

      Maintenance services provided to customers include product updates and technical support services. Product updates are included in general releases to the Company’s customers and are distributed on a periodic basis. Such updates may include, but are not limited to, product enhancements, payroll tax updates, additional security features or bug fixes. All features provided in general releases are unspecified upgrade rights. To the extent specified upgrade rights or entitlements to future products are included in a multi-element arrangement, revenue is recognized upon delivery provided fair value for the elements exists. In multi-element arrangements that include a specified upgrade right or entitlement to a future product, if fair value does not exist for all undelivered elements, revenue for the entire arrangement is deferred until all elements are delivered or when fair value can be established.

      Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a per employee per month basis and, in several cases, is subject to a monthly minimum amount for the term of the related agreement. Revenue is recognized on a per employee per month basis. The Company does not host UltiPro for the BSP sales channel.

      The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) and the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). Management believes the Company is currently in compliance with the current provisions set forth in SOP 97-2, SOP 98-9, EITF 00-21, EITF 00-3, SAB No. 101 and SAB No. 104.

Concentration of Revenues

      During 2003, one of the Company’s customers, Ceridian, accounted for 17% of total revenues. Ceridian did not account for more than 10% of total revenues in 2002 or 2001. No other customer accounted for more than 10% of total revenues in 2003, 2002 or 2001.

      Of the 17% of total revenues recognized from Ceridian for 2003, 13% related to recurring revenue recognized pursuant to the Original Ceridian Agreement, discussed in Note 4, and 4% related to services revenue recognized under the Ceridian Services Agreement, discussed below.

      On February 10, 2003, the Company entered into a services agreement (the “Ceridian Services Agreement”) with Ceridian. Under the Ceridian Services Agreement, the Company provided, through the expiration date, December 31, 2003, various services to Ceridian in exchange for a total of $2.25 million paid in four equal installments during each calendar quarter of 2003. Services revenue from the Ceridian Services Agreement was recognized on a straight-line basis from the date of the agreement through the expiration of such agreement.

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

Software Development Costs

      SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. There were no software costs capitalized during 2003 or 2002. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which are typically three years. Amortization of capitalized software was $1,519,000, $1,792,000 and $706,000 in 2003, 2002 and 2001, respectively. Accumulated amortization of capitalized software was $4.4 million and $2.9 million as of December 31, 2003 and 2002, respectively. The Company evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If the Company’s gross revenues were to be significantly less than its estimates, the net realizable value of the Company’s capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

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

Fair Value of Financial Instruments

      The Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and capital lease obligations approximated fair value as of December 31, 2003 and 2002.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and has made the pro forma disclosures required by SFAS No. 123 for each of the three years in the period ended December 31, 2003. See Note 12.

      SFAS No. 123 requires pro forma information for options issued to employees and has been determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.1% for 2003, 2.7% for 2002 and 5.3% for 2001, a dividend yield of 0% for all three years presented, expected volatility of 48% for 2003, 68% for 2002 and 65% for 2001 and an expected life of four years for 2003 and three years for 2002 and 2001. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,

	2003	2002	2001

Net Loss:
As reported	$(9,169)	$(14,568)	$(8,750)
Compensation expense, pro forma	(1,424)	(2,393)	(1,303)

Pro forma	$(10,593)	$(16,961)	$(10,053)

Loss Per Share:
As reported	$(0.49)	$(0.90)	$(0.55)
Compensation expense, pro forma	(0.08)	(0.15)	(0.08)

Pro forma	$(0.57)	$(1.05)	$(0.63)

      The weighted average grant date fair value per share of options granted during 2003, 2002 and 2001 were $2.22, $2.16 and $1.73, respectively. The Company has also issued options to purchase shares of its Common Stock to non-employees for consulting services. See Note 12.

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

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	For the Years Ended
	December 31,

	2003	2002	2001

Weighted average shares outstanding	18,738	16,189	15,944
Effect of dilutive stock options	—	—	—

Dilutive shares outstanding	18,738	16,189	15,944

      Other common stock equivalents (i.e., stock options and warrants) not included in the computation of diluted net loss per share, as their impact is antidilutive, totaled 5,556,000, 4,729,000 and 4,596,000 for 2003, 2002 and 2001, respectively.

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

Segment Information

      The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” effective December 31, 1998. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise’s business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment.

Derivative Financial Instruments

      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. At December 31, 2003 and 2002, the Company held no derivative financial instruments, as defined by SFAS No. 133, as amended. Therefore, there was no effect to the Company’s consolidated financial statements upon adoption of SFAS No. 133.

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

Intangible Assets

      On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and supercedes APB Opinion No. 17, “Intangible Assets”. Intangible assets are amortized on a straight-line basis over the useful life of the asset. The Company periodically evaluates the carrying value of intangible assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. The Company did not record any impairment for 2003, 2002 or 2001. The adoption of SFAS No. 142 had no impact on the Company’s consolidated financial statements.

Reimbursable Out-Of-Pocket Expenses

      Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying consolidated statements of operations, were $1.3 million, $1.2 million and $2.0 million for 2003, 2002 and 2001 respectively. Prior to the adoption of EITF 01-14, the Company’s historical consolidated financial statements offset these amounts within cost of services revenues.

Recent Accounting Literature

      In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective October 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and hedging

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relationships designated after September 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective September 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning September 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

      Effective January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have an impact on the Company’s financial position, results of operations or cash flows.

      Effective December 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15,

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002.

      In January 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how consideration from the arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Company accounted for Intersourcing Offerings in 2002 by the early adoption of the provisions of EITF 00-21.

      Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). The provision for initial recognition and measurement of liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The adoption of FIN 45 did not have an impact on the Company’s financial position, results of operations or cash flows.

      On December 17, 2003, the staff of the Securities and Exchange Commission (the “SEC”) published Staff Accounting Bulletin 104, “Revenue Recognition,” (“SAB 104”) to revise or rescind portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletin in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The adoption of SAB 104 during December 2003 did not have an impact on the Company’s financial position, results of operations or cash flows.

3.	LIQUIDITY AND CAPITAL RESOURCES

      The Company’s cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

      From January 1, 2003 through July 16, 2003, the Company raised an aggregate of approximately $17.5 million of capital, net of estimated stock issuance costs, through the private sales of (i) a total of 1,708,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and warrants to purchase an aggregate 170,800 shares of Common Stock at $4.00 per share to investors, including Ceridian Corporation and some existing shareholders; and (ii) a total of 2,200,000 shares of Common Stock at $5.30 per share, before stock issuance costs, to two institutional investors (the “Recent Capital Raised”).

      On March 27, 2003, the Company amended its revolving line of credit agreement with Silicon Valley Bank (the “Credit Facility”) to extend the expiration date of the agreement to May 28, 2004. As of December 31, 2003, there was no amount outstanding under the Credit Facility. The Company is in the process of negotiating the potential renewal of the Credit Facility (the “Renewal Credit Facility”), but there can be no assurance that the Renewal Credit Facility will be obtained.

      On February 10, 2003, the Company entered into a services agreement with Ceridian (the “Ceridian Services Agreement”) under which Ceridian paid Ultimate Software a total of $2.25 million in four equal installments during 2003 in exchange for additional services provided by Ultimate Software. The Ceridian Services Agreement terminated on December 31, 2003. The Company is currently in negotiations with

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ceridian for the execution of another services agreement for 2004, (the “2004 Ceridian Services Agreement”). There is no guarantee that these negotiations will be successful.

      The Company believes that cash and cash equivalents and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable. However, the Company may seek to raise additional funds during such period through the sale of additional shares of the Company’s Common Stock, or other securities or borrowings. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

4.	SIGNIFICANT TRANSACTIONS

      On April 24, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP (“Andersen”), and retained KPMG LLP (“KPMG”) as its new independent public accountants. As part of their quarterly review process for the fiscal quarter ended March 31, 2002, KPMG reviewed, among other things, the Company’s revenue recognition policies, including the co-branding agreement signed with Ceridian on March 9, 2001, as amended from time to time (the “Original Ceridian Agreement”). Based upon consultations with KPMG as a result of their review of the Original Ceridian Agreement, the Company reassessed its original conclusion regarding the timing of the revenue recognition to be applied to the Original Ceridian Agreement.

      When the Company completed a successful transfer of technology to Ceridian on February 5, 2002, a separate agreement, the Evolution Agreement, defined below, was executed with Ceridian. The Company had intended to begin recognition of revenue under the Original Ceridian Agreement on February 5, 2002 upon the successful transfer of technology to Ceridian. However, when KPMG reviewed the transaction, it was determined that the Evolution Agreement was an extension of the Original Ceridian Agreement. The relationship of these two agreements was based on the application of Technical Practice Aid (TPA) 5100.39. When the determination was made that the two agreements were related, the UltiPro 6.0 general release became a specified upgrade for this arrangement. Since the Company could not establish fair value for the specified upgrade, revenue recognition was deferred until the specified upgrade was delivered. The revenue recognition for the Original Ceridian Agreement began when the UltiPro 6.0 general release (also known as Evolution) was delivered on August 28, 2002.

      Ceridian is obligated to pay to Ultimate Software a minimum of approximately $42.7 million, including $17.5 million received to date, over the minimum term of the Original Ceridian Agreement. The earliest date upon which the Original Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years (the “Minimum Term”). Ceridian retains certain rights to use the software upon termination. The effect of the change in revenue recognition for the Original Ceridian Agreement was to modify the date at which revenue recognition would begin — changing the onset of the revenue recognition process from February 5, 2002, which was the date the Company completed a successful transfer of technology to Ceridian, to the earlier of (i) the delivery of the UltiPro 6.0 release, or (ii) January 1, 2003. The change in the timing of revenue recognition applied to the Original Ceridian Agreement does not impact Ceridian’s payment obligations to the Company over the Minimum Term nor does it impact the nature of the underlying business transaction.

      On August 28, 2002, Ultimate Software delivered the UltiPro 6.0 release to Ceridian. The delivery of UltiPro 6.0 marked the commencement of recurring revenue recognition for the Ceridian transaction at the minimum rate of approximately $642,000 per month from that date through March 9, 2008. The recurring revenue amount of $642,000 per month was calculated by aggregating the minimum guaranteed payments

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Original Ceridian Agreement, totaling $42.7 million, and accreting them over the remaining minimum life of the contract, which ends March 9, 2008.

      The Original Ceridian Agreement provides for a monthly fee for all employees paid by Ceridian incorporating UltiPro software. To the extent this monthly calculation exceeds the minimum monthly payment, such excess would be recorded as additional recurring revenue in the month to which it relates, up to monthly maximum amounts pursuant to the Ceridian Agreement.

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

      Under the Original Ceridian Agreement, Ceridian is permitted to acquire an equity interest in Ultimate through purchases in the open market or from third parties, subject to a contractual limitation of 14.99% of the outstanding shares of the Company’s Common Stock.

5.	ACQUISITION

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

6.	STOCK REPURCHASE PLAN

      On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations. There were no repurchases of the Company’s Common Stock during 2003. During 2002, the Company purchased 46,150 shares of the Company’s Common Stock under the Stock Repurchase Plan at an average cost of $4.14 per share. As of December 31, 2003 and 2002, the Company had purchased 257,647 shares of the Company’s Common Stock under the Stock Repurchase Plan.

7.	ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):

	As of December 31,

	2003	2002

Sales commissions	$1,246	$1,563
Other items individually less than 5% of total current liabilities	4,132	3,966

	$5,378	$5,529

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	PROPERTY AND EQUIPMENT

      Property and equipment consists of the following (in thousands):

	As of December 31,

	2003	2002

Computer equipment	$16,473	$14,132
Leasehold improvements	3,952	3,657
Furniture and fixtures	1,281	1,225

	21,706	19,014
Less accumulated depreciation and amortization	(14,518)	(11,781)

	$7,188	$7,233

      Included in property and equipment is equipment acquired under capital leases as follows (in thousands):

	As of December 31,

	2003	2002

Equipment	$6,161	$5,444
Less accumulated amortization	(4,941)	(4,723)

	$1,220	$721

      Depreciation and amortization expense on property and equipment totaled $3,424,000, $3,823,000 and $3,662,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

9.	CAPITAL LEASE OBLIGATIONS

      The Company leases certain equipment under noncancellable agreements, which are accounted for as capital leases and expire at various dates through 2006. Interest rates on these leases range from 1.0% to 9.3%. The annual maturities of the capital lease obligations are as follows as of December 31, 2003 (in thousands):

Year	Amount

2004	$867
2005	493
2006	327

1,687
Less amount representing interest	(73)

Lease obligations reflected as current ($818) and non-current ($796)	$1,614

10.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

      In November 2001, the Company entered into a $5.0 million revolving line of credit with Silicon Valley Bank. The Credit Facility, as amended, expires on May 28, 2004 and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company’s eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases (the “Equipment Term Note”), and

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stand-by letters of credit for up to $0.5 million. The Equipment Term Note is payable in 36 equal monthly installments, plus interest at Prime Rate plus 1%. The Equipment Term Note expires on May 28, 2004 as a component of the Credit Facility. The maximum amount available under the Credit Facility is $5.0 million. The Company is currently in the process of negotiating the potential renewal of the Credit Facility. There can be no assurance that such renewal will be obtained. As of December 31, 2003, there was no amount outstanding under the Credit Facility as the Company voluntarily paid-off the balance of the Credit Facility during September 2003. Under the terms of the Credit Facility, no dividends may be paid on the Company’s Common Stock without the consent of Silicon Valley Bank. At December 31, 2002, approximately $3.7 million was available for borrowing under the Credit Facility and approximately $1.3 million was outstanding under the Equipment Term Note.

      Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. As of December 31, 2003, the Company was in compliance with all covenants included in the terms of the Credit Facility.

11.	INCOME TAXES

      No provision or benefit for Federal or state income taxes was made for 2003, 2002 and 2001 due to the operating losses incurred in the respective periods.

      The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to loss before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

Income tax provision (benefit) at statutory Federal tax rate	$(3,210)	$(5,099)	$(3,063)
State and local income taxes, net of Federal income tax benefit	(275)	(492)	(267)
Change in valuation allowance	3,504	5,438	3,136
Other, net	(19)	153	194

Provision for income taxes	$—	$—	$—

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax assets included in the accompanying consolidated balance sheets are as follows (in thousands):

	As of December 31,

	2003	2002	2001

Deferred tax assets:
Net operating losses	$21,517	$16,647	$13,047
Deferred revenue	3,800	5,841	3,790
Depreciation and amortization	969	779	933
Accruals not currently deductible	212	165	183
Allowance for doubtful accounts	200	380	937
Other, net	34	35	37

Gross deferred tax assets	26,732	23,847	18,927
Less valuation allowance	(26,134)	(22,630)	(17,192)

Net deferred tax assets	598	1,217	1,735

Deferred tax liabilities:
Software development costs	(469)	(1,046)	(1,735)
Prepaid commissions	(129)	(171)	—

Gross deferred tax liabilities	(598)	(1,217)	(1,735)

Net deferred taxes	$—	$—	$—

      The Company has provided a full valuation allowance on the deferred tax assets as realization of such amounts is not considered more likely than not. The Company reviews the valuation allowance requirement periodically and makes adjustments as warranted. Of the total valuation allowance at December 31, 2003, approximately $1,753,000 is attributed to net operating losses generated from the exercise of non-statutory employee stock options, the benefit of which will be credited to additional paid-in capital when realized.

      At December 31, 2003, the Company had approximately $56,623,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. The carryforwards expire through 2023. Utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

12.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation

      The Company has adopted The Ultimate Software Group, Inc. Nonqualified Stock Option Plan (the “Plan”) under which the Company is authorized to issue options to purchase a total of 9,000,000 shares of the Company’s Common Stock to directors, officers and employees of the Company. Under the Plan, options to purchase shares of Common Stock may be granted at prices equal to the market value of shares of the Company’s Common Stock as of the date of grant, or at such other amount as may be determined by the Compensation Committee of the Board of Directors appointed to administer the Plan (the “Committee”). The Committee has discretion under the Plan to prescribe vesting periods for options which are granted under the Plan. In addition, options granted under the Plan become immediately exercisable in the event of a change in control of the Company and in certain other circumstances. The maximum term of the options granted under the Plan is 10 years. As of December 31, 2003, options to purchase 3,066,128 shares of the Company’s Common Stock were available for grant under the Plan.

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

      A summary of stock options under the Company’s Plan as of December 31, 2003, 2002 and 2001, and changes during the years then ended, is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2000	3,953,579	$6.67
Granted	929,737	3.63
Exercised	(5,575)	2.62
Canceled	(281,500)	5.72

Outstanding at December 31, 2001	4,596,241	$6.06
Granted	345,769	3.54
Exercised	(7,275)	3.92
Canceled	(205,461)	6.58

Outstanding at December 31, 2002	4,729,274	$5.84
Granted	1,018,814	5.93
Exercised	(135,495)	3.86
Canceled	(56,445)	5.43

Outstanding at December 31, 2003	5,556,148	$5.89

      The following table summarizes information about stock options outstanding under the Plan at December 31, 2003:

	Options Outstanding

		Weighted-Average		Options Exercisable
		Remaining
		Contractual Life	Weighted-Average		Weighted-Average
Range of Exercise Prices	Number	(Years)	Exercise Price	Number	Exercise Price

$ 0.89 – $ 3.10	575,782	7.40	$2.28	561,470	$2.27
$ 3.21 – $ 3.38	568,500	7.18	3.37	430,625	3.37
$ 3.38 – $ 4.23	803,160	8.75	3.88	271,544	3.80
$ 4.25 – $ 5.16	879,822	4.67	4.96	823,261	4.97
$ 6.63 – $ 7.00	86,512	5.20	6.63	86,512	6.63
$ 7.21 – $ 7.21	836,092	3.82	7.21	836,092	7.21
$ 7.63 – $ 7.63	595,244	5.80	7.63	595,244	7.63
$ 7.75 – $ 8.75	565,856	6.47	8.15	503,045	8.07
$ 8.89 – $ 9.40	315,486	9.50	9.37	92,914	9.30
$10.00 – $10.00	329,694	5.09	10.00	329,694	10.00

$ 0.89 – $10.00	5,556,148	6.28	$5.89	4,530,401	$6.01

      During 2003, the Company raised an aggregate of $17.5 million through the issuances of (i) a total of 1,708,000 shares of the Company’s Common Stock and warrants to purchase an aggregate 170,800 shares of the Company’s Common Stock at $4 per share to a group of investors; and (ii) a total of

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2,200,000 shares of the Company’s Common Stock to two institutional investors at $5.30 per share, excluding commissions and other stock issuance costs. During 2002, the Company raised an aggregate of $2.7 million through the issuances of an aggregate of 675,000 shares of the Company’s Common Stock and warrants to purchase 67,500 shares of the Company’s Common Stock at $4 per share. Warrants issued in 2003 and 2002 were fully vested on the date of grant.

      A summary of warrants to purchase shares of the Company’s Common Stock as of December 31, 2003, 2002 and 2001, and changes during the years then ended, is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2001	—	$—
Granted	67,500	4.00
Exercised	—	4.00
Canceled	—	4.00

Outstanding at December 31, 2002	67,500	$4.00
Granted	170,800	4.00
Exercised	(12,500)	4.00
Canceled	—	4.00

Outstanding at December 31, 2003	225,800	$4.00

Common Stock

      The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders

Other Equity Transactions

      The following table summarizes information about stock options granted by the Company to non-employee directors to purchase the Company’s Common Stock in exchange for services rendered for 2003, 2002 and 2001 (“Board Options”):

		Number of
		Options
Exercise Pirce of Stock Options Granted (1)(2)(3)		Granted

2001:	$1.01	9,806
	1.05	11,429
	1.13	13,335
	1.52	5,667
2002:	1.23	7,315
	1.32	8,766
	0.96	7,614
	0.89	12,528
	3.10	100,000
2003:	1.19	10,850
	1.58	7,892
	2.58	4,818
	2.67	7,067

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In 2002, options to purchase 100,000 shares of the Company’s Common Stock for $3.10 per share were granted at fair market value to non-employee directors. All other stock option grants to non-employee directors during 2003, 2002 and 2001 were granted at an exercise price equal to 30% of the fair market value of the Company’s Common Stock on the date of grant.

(2)	Such options are currently exercisable and were valued on the date of grant in accordance with the requirements prescribed in APB 25. See Note 2. These options were granted in lieu of cash retainers and meeting fees.

(3)	The compensation expense related to the Board Options granted in 2003, 2002 and 2001, determined pursuant to the application of APB 25, was $132,000, $86,000 and $102,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

      The Company leases corporate office space and certain equipment under noncancellable operating lease agreements expiring at various dates. Total rent expense under these agreements was $2,408,000, $2,024,000 and $2,052,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 2003 (in thousands):

Year	Amount

2004	$1,946
2005	1,848
2006	1,757
2007	1,785
2008	1,778
Thereafter	16,432

$25,546

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

      During the fourth quarter of 2001, The Company began leasing equipment with a computer leasing company (the “Leasing Company”) that is owned by an irrevocable trust (the “Trust”) for the benefit of the children of Robert A. Yanover, a member of the Company’s Board of Directors. Additionally, the Leasing Company’s business is managed and operated by a management company (the “Management Company”) pursuant to a management agreement. Mr. Yanover has a 50% ownership interest in the general partner of the Management Company. The Company did not finance equipment with the Leasing Company in 2003. The Company financed equipment with the Leasing Company totaling $1,007,000 and $258,000 during 2002 and 2001, respectively. Related amortization was $506,000, $415,000 and $12,000 and total cash paid was $569,000, $467,000 and $14,000 during 2003, 2002 and 2001, respectively. The unamortized capital lease obligation with the Leasing Company and related accumulated amortization were $360,000 and $933,000, respectively, at December 31, 2003, $869,000 and $427,000, respectively, at December 31, 2002 and $247,000 and $12,000, respectively, at December 31, 2001. The Company believes that the terms of the leases were no less favorable to the Company than could have been obtained from an unaffiliated party.

15.	EMPLOYEE BENEFIT PLAN

      The Company provides retirement benefits for eligible employees, as defined, through a defined contribution benefit plan that is qualified under Section 401(k) of the Internal Revenue Code (the “Plan”). Contributions to the Plan, which are made at the sole discretion of the Company, were $587,000, $602,000 and $587,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

      During the Company’s two fiscal years that ended December 31, 2001 and during the subsequent interim period prior to engaging KPMG LLP, neither the Company nor any person on behalf of the Company consulted with KPMG LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) Changes in internal control over financial reporting. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of such evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman) and other key employees of the Company, and their ages as of March 10, 2004, are as follows:

Name	Age	Position(s)

Scott Scherr	52	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	46	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	47	Executive Vice President, Chief Financial Officer and Treasurer
James M. Alu	59	Senior Vice President, Strategic Sales
Jon Harris	39	Senior Vice President, Services
Robert Manne	51	Senior Vice President, General Counsel
Vivian Maza	42	Senior Vice President, People and Secretary
Linda Miller	59	Senior Vice President, Marketing
Laura Perkins	39	Senior Vice President, Product Strategy
Adam Rogers	29	Senior Vice President, Development
Greg Swick	40	Senior Vice President, Sales
Bill Hicks	38	Vice President, Chief Information Officer
Roy L. Gerber, Ph.D.	47	Vice President, Chief Technology Officer
James A. FitzPatrick, Jr.	54	Director
LeRoy A. Vander Putten	69	Director
Rick Wilber	57	Director
Robert A. Yanover	67	Director

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

      Marc D. Scherr has been a director of the Company since its inception in April 1996, has served as Vice Chairman since July 1998 and as Chief Operating Officer since October 2003. Mr. Scherr is also a member of the Executive Committee of the Board. Mr. Scherr became an executive officer of the Company effective March 1, 2000. Mr. Scherr served as a director of Gerschel & Co., Inc., a private investment firm from January 1992 until March 2000. In December 1995, Mr. Scherr co-founded Residential Company of America, Ltd. (“RCA”), a real estate firm, and served as President of its general partner until March 2000. Mr. Scherr also served as Vice President of RCA’s general partner from its inception in August 1993 until December 1995. From 1990 to 1992, Mr. Scherr was a real estate pension fund advisor at Aldrich, Eastman & Waltch. Previously, he was a partner in the Boston law firm of Fine & Ambrogne. Mr. Scherr is the brother of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of the Company.

      Mitchell K. Dauerman has served as Executive Vice President of the Company since April 1998 and as Chief Financial Officer and Treasurer of the Company since September 1996. From 1979 to 1996, Mr. Dauerman held various positions with KPMG LLP, a global accounting and consulting firm, serving as a Partner in the firm from 1988 to 1996. Mr. Dauerman is a Certified Public Accountant.

      James M. Alu has served as Senior Vice President, Strategic Sales since July 2003. Mr. Alu served as Executive Vice President of the Company from February 1999 to July 2003 and served as Chief Operating Officer from January 1998 through July 2003. Prior to that, Mr. Alu served as Vice President of the Company from September 1996 and Vice President of the general partner of the Partnership from July 1993 until April 1996. From 1990 until 1993, Mr. Alu served as Area Sales Vice President for the northeastern United States for ADP’s Dealer Services Group. From 1986 through 1989, Mr. Alu served as Vice President of Sales for ADP’s Employer Services Group, National Accounts Division, and was responsible for the sales and implementation of payroll and human resource services to companies with more than 500 employees nationwide.

      Jon Harris has served as Senior Vice President, Services since January 1, 2002. Mr. Harris served as Vice President, Professional Services from July 1998 through December 31, 2001. From 1992 to 1997, Mr. Harris held various management positions within ADP’s National Accounts Division. From 1989 to 1992, Mr. Harris held the position of Consulting Services Director for Sykes Enterprises, Inc., a diverse information technology company.

      Robert Manne has served as Senior Vice President, General Counsel since March 2004 and as Vice President, General Counsel from May 1999 through February 2004. Prior to joining the Company, Mr. Manne was an attorney and partner of Becker & Poliakoff, P.A., an international law firm, since 1978. In addition to administering the Litigation Department of the law firm, Mr. Manne was a permanent member of the firm’s executive committee which was responsible for law firm operations. Mr. Manne has performed legal services for the Company since its inception.

      Vivian Maza has served as Senior Vice President, People for the Company since March 2004 and as Vice President, People from January 1998 through February 2004. Ms. Maza has served as Secretary of the Company since September 1996. Prior to that, Ms. Maza served as the Office Manager of the Company from its organization in April 1996 and of the Partnership from its inception in 1990 until April 1996. Ms. Maza is a HR Generalist and holds a Professional in Human Resources (PHR) certification from the Society for Human Resource Management (SHRM) association. From 1985 to 1990, Ms. Maza was a systems analyst for the Wholesale Division of ADP.

      Linda Miller has served as Senior Vice President, Marketing since March 2004 and as Vice President, Communications and Public Relations from January 1999 through February 2004. Ms. Miller served as Vice President, Marketing, for the Company from July 1998 to January 1999. Prior to that, Ms. Miller served as the Company’s Director of Marketing from January 1997. From 1992 to 1996, Ms. Miller held various positions at Best Software, Inc., a developer of corporate resource management applications, Abra Products Division, including Public Relations Manager.

      Laura Perkins has served as Senior Vice President, Product Strategy since March 2004 and as Vice President, Product Strategy from July 1998 through February 2004. From May 1996 to July 1998, Ms. Perkins served as the Director of Applications Consulting for the Company. From 1991 to 1996, Ms. Perkins held various positions with Best Software, Inc., Abra Products Division. Ms. Perkins holds a Certified Payroll Professional (CPP) certification from the American Payroll Association (APA).

      Adam Rogers has served as Senior Vice President, Development since December 2002. From July 2001 to December 2002, Mr. Rogers served as Vice President of Engineering. From May 1997 to July 2001, Mr. Rogers held various positions in the Company’s research and development organization, including Director of Technical Support from October 1998 to November 1999 and Director of Web Development from November 1999 to July 2001.

      Greg Swick has served as Senior Vice President, Sales since January 2001. Mr. Swick served as Vice President and General Manager of the PEO Division of the Company’s sales organization from November

1999 to January 2001. From February 1998 to November 1999, Mr. Swick was Director of Sales, Northeast Division. Prior to joining the Company, Mr. Swick was President of The Ultimate Software Group of New York and New England, G.P., a reseller of the Company which was acquired by the Company in March 1998. From 1987 to 1994, Mr. Swick held various positions with ADP, where the most recent position was Area Vice President — ADP Dealer Services Division.

      Bill Hicks has served as Vice President, Chief Information Officer since February 2004. From 1993 until February 2004, Mr. Hicks held various positions in the management of technologies for Precision Response Corporation, a wholly-owned subsidiary of Interactive Corporation and a provider of call centers and online commerce customer care services, including Chief Information Officer and Senior Vice President of Technology from August 2000 until February 2004.

      Roy L. Gerber, Ph.D. has served as Vice President, Chief Technology Officer since January 1, 2002. Mr. Gerber served as Vice President, Engineering from October 1999 through December 31, 2001. From 1995 to October 1999, Mr. Gerber served in various positions in the research and development organization, including Director of Engineering. Prior to joining the Company, from 1988 to 1995, Mr. Gerber was Executive Vice President of Development for Cascade Interactive Designs, Inc. and dBSi which developed and marketed medical software products. From 1984 to 1988, Mr. Gerber was Executive Vice President and Chief Operating Officer of Pacific Retirement Plans, Inc.

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

      Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal. Mr. Scott Scherr serves on the Board in the class whose term expires at the annual meeting of the stockholders (the “Annual Meeting”) in 2004. Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting in 2005. Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick Wilber serve on the Board in the class whose term expires at the Annual Meeting in 2006.

Code of Ethics

      The Company has adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act. The Company’s Code of Ethics applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the Company’s Code of Ethics is posted on the Company’s website at www.ultimatesoftware.com. In the event that the Company makes any amendments to, or grants any waiver from, a provision of the Code of Ethics that requires disclosure under Item 10 of Form 8-K, the Company will post such information on its website.

      The information set forth in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees of the Board-Audit Committee”, is incorporated by reference.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2003:

	(a)		(c)

	Number of	(b)	Number of Securities
	Securities to be		Remaining Available for
	Issued upon	Weighted-Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
Plan Category	and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	5,556,148	$5.89	3,066,128
Equity compensation plans not approved by security holders	—	—	—

Total	5,556,148	$5.89	3,066,128

      The information set forth in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “Certain Related Transactions.”

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the heading “KPMG LLP Fees”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report:

(1)	Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules:

Independent Auditors’ Report

Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the “Registration Statement”)
3.2	—	Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)
3.3	—	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the Registration Statement)
4.1	—	Form of Certificate for the Common Stock, par value $0.01 per share **
10.1	—	Shareholders Rights Agreement, dated June 6, 1997 among the Company and certain stockholders named therein **
10.2	—	Asset Purchase Agreement, dated February 2, 1998, among The Ultimate Software Group of Virginia, Inc., the Company and certain principals named therein **
10.3	—	Asset Purchase Agreement, dated February 2, 1998, among the Company, The Ultimate Software Group of the Carolinas, Inc. and certain principals name therein **
10.4	—	Asset Acquisition Agreement, dated February 20, 1998, among the Company, The Ultimate Software Group of Northern California, Inc. and certain principals named therein **
10.5	—	Asset Purchase Agreement dated March 4, 1998, among the Company, Ultimate Investors Group, Inc. and certain principals name therein **
10.6	—	Agreement and Plan of Merger dated February 24, 1998, among the Company, ULD Holding Corp., Ultimate Software Group of New York and New England, G.P. and certain principals named therein **
10.7	—	Nonqualified Stock Option Plan, as amended and restated as of December 20, 2002 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)

Number		Description

10.8	—	Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and the Company, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 1999)
10.9	—	Rights Agreement, dated as of October 22, 1998, between the Company and BankBoston, N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)
10.10	—	Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 1999)
10.11	—	Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated October 21, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.12	—	Warrant issued to Aberdeen Strategic Capital LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.13	—	Software License Agreement between the Company and Ceridian Corporation dated as of March 9, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 27, 2001)
10.14	—	Letter amendment between the Company and Ceridian Corporation dated as of August 9, 2001 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.15	—	Letter amendment between the Company and Ceridian Corporation dated as of February 5, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.16	—	Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.17	—	Revolving Promissory Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.18	—	Equipment Term Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.19	—	Services Agreement between the Company and Ceridian Corporation dated as of February 10, 2003 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.20	—	Third Loan Modification Agreement by and between the Company and Silicon Valley Bank dated March 27, 2003 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
21.1	—	Subsidiary of the Registrant **
23.1	—	Consent of Independent Auditors *
23.2	—	Notice of inability to obtain consent from Arthur Andersen LLP (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
31.1	—	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

Number		Description

31.2	—	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	—	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	—	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	—	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 *

*	Filed herewith.

**	Incorporated by reference to the corresponding exhibit in the Company’s Registration Statement.

      (b) Reports on Form 8-K

      The Company furnished the information set forth in its press release issued October 29, 2003 concerning its third quarter 2003 financial results in a Form 8-K filed with the SEC on October 30, 2003.

INDEPENDENT AUDITORS’ REPORT

To Board of Directors

The Ultimate Software Group, Inc.:

      Under date of February 2, 2004, we reported on the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiary (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, as contained in the Annual Report on Form 10-K for the years ended December 31, 2003 and 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related 2003 and 2002 financial statement schedules as listed in Item 15 of this Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. The consolidated financial statements and financial statement schedules of The Ultimate Software Group, Inc. and subsidiary as of December 31, 2001, and for the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their reports dated February 1, 2002.

      In our opinion, such 2003 and 2002 financial statement schedules, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Miami, Florida

February 2, 2004

      THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE ULTIMATE SOFTWARE GROUP, INC.’S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003. FOR FURTHER DISCUSSION, SEE EXHIBIT 23.2 WHICH IS INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT IN THE ANNUAL REPORT ON FORM 10-K OF THE ULTIMATE SOFTWARE GROUP, INC. DATED MARCH 31, 2003.

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

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Miami, Florida

February 1, 2002

SCHEDULE II

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charged to	Write-offs and	Balance at
Classification	Year	Expenses	Other	End of Year

Allowance for Doubtful Accounts

December 31, 2003	$1,000	$213	$(688)	$525
December 31, 2002	2,465	1,657	(3,122)	1,000
December 31, 2001	2,461	4,151	(4,147)	2,465

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ULTIMATE SOFTWARE GROUP, INC.

By:	/s/ Mitchell K. Dauerman

Mitchell K. Dauerman
Executive Vice President, Chief
Financial Officer and Treasurer

Date: March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr Scott Scherr	President, Chief Executive Officer and Chairman of the Board	March 26, 2004

/s/ Mitchell K. Dauerman Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ Marc D. Scherr Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	March 26, 2004

/s/ James A. FitzPatrick, Jr. James A. FitzPatrick, Jr.	Director	March 26, 2004

/s/ LeRoy A. Vander Putten LeRoy A. Vander Putten	Director	March 26, 2004

/s/ Rick Wilber Rick Wilber	Director	March 26, 2004

/s/ Robert A. Yanover Robert A. Yanover	Director	March 26, 2004