Form 10-Q
period 2004-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2004-05-13
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of May 4, 2004, there were 20,823,862 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$11,251	$13,783
Accounts receivable, net	8,311	9,292
Prepaid expenses and other current assets	2,893	2,709

Total current assets	22,455	25,784
Property and equipment, net	7,804	7,188
Capitalized software, net	854	1,234
Other assets, net	1,742	1,606

Total assets	$32,855	$35,812

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,760	$2,549
Accrued expenses	5,172	5,378
Current portion of deferred revenue	21,705	22,277
Current portion of capital lease obligations	1,035	818

Total current liabilities	29,672	31,022
Deferred revenue, net of current portion	1,971	2,333
Capital lease obligations, net of current portion	1,399	796

Total liabilities	33,042	34,151

Stockholders’ equity (deficit):
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 21,064,984 and 20,843,935 shares issued in 2004 and 2003, respectively	211	208
Additional paid-in capital	87,674	86,760
Accumulated deficit	(87,018)	(84,253)

	867	2,715
Treasury stock, at cost, 257,647 shares, at cost	(1,054)	(1,054)

Total stockholders’ equity (deficit)	(187)	1,661

Total liabilities and stockholders’ equity (deficit)	$32,855	$35,812

The accompany Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2004	2003
Revenues, net:
Recurring	$8,699	$6,861
Services	5,809	6,328
License	1,397	1,213

Total revenues, net	15,905	14,402

Cost of revenues:
Recurring	2,882	2,291
Services	4,657	4,435
License	273	243

Total cost of revenues	7,812	6,969

Operating expenses:
Sales and marketing	4,831	4,089
Research and development	4,555	4,329
General and administrative	1,458	1,618

Total operating expenses	10,844	10,036

Operating loss	(2,751)	(2,603)

Interest expense	(29)	(53)
Interest and other income	15	20

Net loss	$(2,765)	$(2,636)

Net loss per share – basic and diluted	$(0.13)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	20,680	16,718

The accompany Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,765)	$(2,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,248	1,300
Provision for doubtful accounts	62	161
Non-cash issuances of equity instruments	31	31
Changes in operating assets and liabilities:
Accounts receivable	919	2,426
Prepaid expenses and other current assets	(184)	(361)
Other assets	(176)	(13)
Accounts payable	(789)	(343)
Accrued expenses	(206)	(636)
Deferred revenue	(934)	(2,716)

Net cash used in operating activities	(2,794)	(2,787)

Cash flows from investing activities:
Purchases of property and equipment	(345)	(605)

Net cash used in investing activities	(345)	(605)

Cash flows from financing activities:
Principal payments on capital lease obligations	(279)	(266)
Principal payments on borrowings under Credit Facility	–	(129)
Net proceeds from issuances of Common Stock	886	3,207

Net cash provided by financing activities	607	2,812

Net decrease in cash and cash equivalents	(2,532)	(580)
Cash and cash equivalents, beginning of period	13,783	8,974

Cash and cash equivalents, end of period	$11,251	$8,394

Supplemental disclosure of cash flow information:

Cash paid for interest	$23	$43

Supplemental disclosure of non-cash financing activities:

•	The Company entered into capital lease obligations to acquire new equipment totaling $1,099 and $0 in the three months ended March 31, 2004 and 2003, respectively.

The accompany Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiary (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 26, 2004 (the “Form 10-K”).

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Revenues

     During the three months ended March 31, 2004 and 2003, one of the Company’s customers, Ceridian Corporation (“Ceridian”), accounted for 17% and 16%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented.

     Of the 17% and 16% of total revenues recognized from Ceridian for the three month periods ended March 31, 2004 and 2003, 12% and 13%, respectively, related to recurring revenue recognized pursuant to the Original Ceridian Agreement, discussed below, and 5% and 3%, respectively, related to services revenue recognized under the Extended Ceridian Services Agreement in 2004 (discussed in Note 3) and the services agreement with Ceridian that expired on December 31, 2003, in 2003.

     During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian markets primarily to businesses with under 500 employees (the “Original Ceridian Agreement”). Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The maximum monthly payment is $1.0 million, subject to increases of 5% per annum, compounded. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $18.0 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Ceridian retains certain rights to use the software upon termination.

Accounting for Stock-Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” for the three-month periods ended March 31, 2004 and 2003.

     The Company’s nonqualified stock option plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase up to 9,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). As of March 31, 2004, 2,831,762 shares of the Company’s Common Stock were available for grant. Options granted generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years.

     SFAS No. 123 requires pro forma information for options issued to employees determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.1% for 2004 and 2.8% for 2003, a dividend yield of 0% for all periods presented, expected volatility of 46% for 2004 and 65% for 2003, and an expected life of four years for each of the periods presented. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the three months
	ended March 31,
	2004	2003
Net loss:
As reported	$(2,765)	$(2,636)
Compensation expense, pro forma	(472)	(596)

Pro forma	$(3,237)	$(3,232)

Loss per share:
As reported	$(0.13)	$(0.16)
Compensation expense, pro forma	(0.03)	(0.03)

Pro forma	$(0.16)	$(0.19)

Earnings Per Share

     The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	For the three months
	ended March 31,
	2004	2003
Weighted average shares outstanding	20,680	16,718
Effect of dilutive stock options	–	–

Dilutive shares outstanding	20,680	16,718

     Other common stock equivalents (i.e., stock options and warrants) not included in the computation of diluted net loss per share, as their impact is antidilutive, totaled 5,795,000 and 5,450,000 for the three months ended March 31, 2004 and 2003, respectively.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46R.did not have a material effect on its unaudited consolidated financial position, results of operations or cash flows.

     In March 2004, the FASB issued a proposed Statement, Share-Based Payments, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The proposed Statement is effective for awards granted, modified, or settled in fiscal years beginning after December 15, 2004, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123 for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed Statement may have on its unaudited consolidated financial position, cash flows and results of operations.

4. LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

     On May 12, 2004, the Company entered into a definitive agreement to sell 1,398,182 newly issued shares of its Common Stock to three institutional investors in a private placement for gross proceeds of approximately $15.4 million (the “Recent Capital Raised”). These shares of Common Stock will be sold at $11.00 per share. After deducting commissions and other estimated stock issuance costs, the Company will receive approximately $14.3 million. The Company intends to use the proceeds from the Recent Capital Raised for general corporate purposes, including working capital and funding the Company’s transition from a license model to a business model with a higher percentage of recurring revenues. The closing is subject to standard conditions. The offering of the shares of Common Stock was not registered under the Securities Act of 1933 and such shares may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements. Ultimate Software agreed to file a registration statement covering resales of the Common Stock by investors.

     On April 7, 2004, the Company extended the services agreement with Ceridian which expired on December 31, 2003 (the “Extended Ceridian Services Agreement”). Under the Extended Ceridian Services Agreement, effective January 1, 2004 through September 30, 2004, Ceridian is obligated to pay Ultimate Software a total of $2.5 million in three equal installments in exchange for additional services provided by Ultimate Software during the term of the agreement. The Company received two payments of $833,333 each from Ceridian during May 2004. The third installment is due during the third quarter of 2004.

     The Company has a revolving line of credit agreement, as amended from time to time, with Silicon Valley Bank (the “Credit Facility”) that expires on May 28, 2004. As of March 31, 2004, there was no amount outstanding under the Credit Facility. The Company is in the process of negotiating the potential renewal of the Credit Facility (the “Renewal Credit Facility”) but there can be no assurance that the Renewal Credit Facility will be obtained.

     The Company believes that cash and cash equivalents and cash generated from operations, including the Recent Capital Raised, will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable. However, the Company may seek to raise additional funds during such period through the sale of additional shares of the Company’s Common Stock, or other securities or borrowings. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

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

     In 2002, Ultimate Software began offering hosting services, branded “Intersourcing” by the Company, whereby Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a BellSouth data center. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.

     After the introduction of Intersourcing in mid-2002, the sales mix gradually began to shift towards Intersourcing, especially during 2003 and continuing in 2004. Management believes the shift in sales mix helps to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing visibility for the future and the predictability of future revenue streams. For the last six months of 2003, the sales mix for number of units sold began shifting to favor Intersourcing units over license units. During the first fiscal quarter of 2004, the sales mix (for new units sold) was comprised of approximately 65% Intersourcing units and 35% license units as compared to approximately 60% Intersourcing units and 40% license units during the fourth fiscal quarter of 2003 and approximately 50% Intersourcing units and 50% license units during the third fiscal quarter of 2003. The Company expects the sales mix composition to continue to favor Intersourcing in 2004.

     The financial impact of the shift (from sales of license units to a combination of sales of license units and Intersourcing units) relates to (1) the type of revenue recognized and the timing of recognition; (2) the amount of services revenue recognized, and (3) the timing of cash received from the sale.

     When an Intersourcing unit is sold instead of a license unit, license revenue is replaced with recurring revenue. The license revenue which would otherwise have been recognized upfront (assuming all required accounting criteria are met) is replaced with recurring revenue recognized over the contract term (typically 24 months) with such recurring revenue recognition commencing when the customer runs its first “live” payroll (i.e., generally between four and six months from the date of sale). The total revenue from the sale of an average Intersourcing unit sold is usually no less than it would have been if it were a license sale, with the main difference pertaining to the period of recognition (i.e., being spread over a period of time rather than 100% upfront).

     In addition to the change in type of revenue and the timing of revenue recognition, implementation revenue (a component of services revenue) is also impacted by the shift in sales mix to Intersourcing. On average, an Intersourcing unit takes less time to implement than a license unit. Therefore, as the sales mix shifts towards Intersourcing, billable hours for the Company’s implementation services per unit decrease. During the three months ended March 31, 2004, implementation revenues were $0.7 million, or 19.4%, lower than those of the prior year comparable period. The reduction in implementation revenues for the first quarter of 2004 was primarily due to (1) the shift in sales mix towards Intersourcing units; (2) client-imposed deferrals of the beginning of the implementation process for units sold in the fourth quarter of 2003; and (3) an improvement in the average time to implement each unit. Management continues to expect modest growth (on a full fiscal year basis) in 2004 implementation revenues over 2003 due to anticipated increases in new units sold (both Intersourcing and licenses) and special project hours expected to be generated with existing clients.

     Cash is also impacted when an Intersourcing unit is sold instead of a license unit. For a typical license unit sale, the cash due for the license and the first year of annual maintenance is received during the Company’s normal business cycle for cash collections of license units sold of less than 10 months from the contract date. However, when an Intersourcing unit is sold, the cash due from the Intersourcing sale is received over the course of the contract term, typically 24 months. The total cash received from the sale of an average Intersourcing unit sold is usually no less than it would have been if it were a license sale with the main difference pertaining to the period of time in which it is received.

     While making the transition from a business model focused solely on sales of perpetual licenses to a business model that includes both license sales and Intersourcing sales, the Company raised additional capital in 2003 to address expected cash needs related to the transition. In 2003, capital from private placements of the Company’s common stock, par value $0.01 per share (the “Common Stock”), totaling $17.5 million, net of stock issuance costs, was raised to fund 2003 operations (including the impact of the transition toward more sales of Intersourcing units) and to provide cash to fund future operations based on the Company’s anticipated growth in Intersourcing sales.

     As a result of the Company’s recent transition to a sales mix favoring Intersourcing units, a key financial metric used by the Company in measuring future financial performance is annual recurring revenues. Annual recurring revenues represent the expected one-year value from (i) new Intersourcing sales (including prorated one-time charges); (ii) maintenance revenues related to new license sales; and (iii) recurring revenues from additional sales to Ultimate Software’s existing client base. Annual recurring revenues attributable to sales during the first quarter of 2004 were $2.0 million, a 104% increase over the first quarter of 2003.

     Another major component of recurring revenues is subscription revenues generated from the Company’s BSP Channel (defined below). The BSP contributing the most revenues from the BSP Channel is Ceridian Corporation (“Ceridian”) under the Original Ceridian Agreement (defined below). The amount of recurring revenues recognized from the Original Ceridian Agreement in the three months ended March 31, 2004 was the same as that of the same period in 2003. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month are recognized over the minimum term of the contract, which is expected to extend until March 9, 2008. Future recurring revenues to be recognized from the Original Ceridian Agreement are expected to be comparable to 2003, or $7.7 million per year through March 9, 2008. Effective January 1, 2004, Ceridian is required to make minimum payments to the Company of $500,000 per month until the end of the minimum term of the Original Ceridian Agreement. In accordance with the payment terms of the Original Ceridian Agreement, Ceridian paid a total of $1.0 million to Ultimate Software in the three months ended March 31, 2004 and a total of $1.5 million in 2004 to date.

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

Revenue Recognition

     Sources of revenue for the Company include:

•	Sales of perpetual licenses for UltiPro;

•	Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (“Hosting Services”);

•	Sales of the right to use UltiPro through “Intersourcing” (the “Intersourcing Offering”), which includes Hosting Services;

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro (“Base Hosting”);

•	Sales of other services including implementation, training and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to Ceridian pursuant to the Extended Ceridian Services Agreement (defined below); and

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from per employee per month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the business service provider (BSP) sales channel, as well as revenues generated from the Original Ceridian Agreement (defined below).

Perpetual Licenses for UltiPro Sold With or Without Hosting Services

     Sales of perpetual licenses for UltiPro and sales of perpetual licenses for UltiPro in conjunction with Hosting Services are multiple-element arrangements that involve the sale of software and consequently fall under the guidance of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” for revenue recognition.

     The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and implementation consulting services. In accordance with the provisions of SOP 97-2, license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the unaudited consolidated statements of operations until all such criteria are met.

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

Services, including Implementation and Training Services

     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including those related to the Extended Ceridian Services Agreement (defined below), the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Other services are recognized as the product is shipped or as the services are rendered.

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

Recurring Revenues

     Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from per employee per month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the business service provider (BSP) sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of approximately $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the contract term, including $18.0 million received to date.

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

     Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a per employee per month basis and, in several cases, is subject to a monthly minimum amount for the term of the related agreement. Revenue is recognized on a per employee per month basis. To the extent the BSP pays the Company a one-time upfront fee, the Company accounts for such fee by recognizing it as subscription revenue over the minimum term of the related agreement. The Company does not typically host UltiPro for the BSP sales channel.

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

Concentration of Revenues

     During both the three months ended March 31, 2004 and 2003, one of the Company’s customers, Ceridian, accounted for 17% and 16% respectively of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. See Note 2 of the unaudited Notes to Condensed Consolidated Financial Statements.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on accounts receivables. In assessing the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, and the aging of its receivables. A considerable amount of judgment is required when the realization of receivables is assessed, including assessing the probability of collection and current credit worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Software Development Costs

     SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. There were no software costs capitalized during the three months ended March 31, 2004 or 2003. Amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which are typically three years. Amortization of capitalized software was $380,000 for the three months ending March 31, 2004 and 2003. Accumulated amortization of capitalized software was $4.8 million as of March 31, 2004 and $3.3 million as of March 31, 2003. The Company evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If the Company’s gross revenues were to be significantly less than its estimates, the net realizable value of the Company’s capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

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

Intersourcing Offering

     In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a BellSouth data center. Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis. Hosting services, typically available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications and are priced on a per-employee-per-month basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data center.

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

Ceridian Services Agreement

     On April 7, 2004, the Company extended its services agreement with Ceridian which expired on December 31, 2003 (the “Extended Ceridian Services Agreement”). Under the Extended Ceridian Services Agreement, effective January 1, 2004 through September 30, 2004, Ceridian is obligated to pay Ultimate Software a total of $2.5 million in three equal installments in exchange for services provided by Ultimate Software during the term of the agreement. The Company received two payments of $833,333 each from Ceridian in May 2004. The third installment is due during the third quarter of 2004. Services revenue from the Extended Ceridian Services Agreement is recognized on a straight-line basis from January 1, 2004 through September 30, 2004.

Original Ceridian Agreement

     During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian markets primarily to businesses with under 500 employees (the “Original Ceridian Agreement”). Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month (payable within 30 days after the end of the month) with increases of 5% per annum, compounded beginning in January 2006. The maximum monthly payment is $1.0 million, subject to increases of 5% per annum, compounded. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $18.0 million under the Original Ceridian Agreement. The earliest date upon which the Original Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Ceridian retains certain rights to use the software upon termination.

Results of Operations

     The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months
	Ended March 31,
	2004	2003
Revenues:
Recurring	54.7%	47.7%
Services	36.5	43.9
License	8.8	8.4

Total revenues	100.0	100.0

Cost of revenues:
Recurring	18.1	15.9
Services	29.3	30.8
License	1.7	1.7

Total cost of revenues	49.1	48.4

Operating expenses:
Sales and marketing	30.4	28.4
Research and development	28.6	30.1
General and administrative	9.2	11.2

Total operating expenses	68.2	69.7

Operating loss	(17.3)	(18.1)
Interest expense	(0.2)	(0.3)
Interest and other income	0.1	0.1

Net loss	(17.4)%	(18.3)%

Revenues

     The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).

     Recurring revenues include annual maintenance on software license agreements for the Company’s products and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from per-employee-per-month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues as the services are delivered. All of the Company’s customers that purchased software during 2004 and 2003 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including those related to the Extended Ceridian Services Agreement, the provision of payroll-related forms and the printing of Form W-2’s for certain customers and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Revenues for the Extended Ceridian Services Agreement are recognized ratably over the related term. Other services are recognized as the product is shipped or as the services are rendered.

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

     Total revenues, consisting of recurring, services and license revenues, increased 10.4% to $15.9 million for the three months ended March 31, 2004 from $14.4 million for the three months ended March 31, 2003.

     Recurring revenues increased 26.8% to $8.7 million for the three months ended March 31, 2004 from $6.9 million for the three months ended March 31, 2003. Of the total $1.8 million increase in recurring revenues for the three-month period ended March 31, 2004, $1.7 million was due to (i) revenues recognized pursuant to the Intersourcing Offering due to growth in units sold and the ramp-up of revenue recognized over the contract terms; and, to a lesser extent, (ii) an increase in maintenance revenues generated from incremental licenses sold. The impact on recurring revenues for units sold under the Intersourcing Offering (as opposed to the impact on license revenues for licensed units sold) is expected to be gradual, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts. The Company believes that a combination of units sold under the Intersourcing Offering and regular licensed units sold will provide a more predictable business model in the future.

     Services revenues decreased 8.2% to $5.8 million for the three months ended March 31, 2004 from $6.3 million for the three months ended March 31, 2003. The decrease in the three-month period was primarily due to a decrease in implementation services of $0.7 million, decreases of $0.1 million in training services and $0.1 million in certain reimbursable out-of-pocket expenses, partially offset by an increase of $0.5 million from revenue recognized under the Extended Ceridian Services Agreement.

     The implementation revenues component of services revenues decreased during the three months ended March 31, 2004 compared to the same period in 2003 primarily due to a reduction in billable hours for service consultants. The reduction in billable hours was primarily due to (1) the shift in sales mix towards Intersourcing units (which generally require less time to implement); (2) client-imposed deferrals of the beginning of the implementation process for a number of units sold in the fourth quarter of 2003; and (3) a reduction in the average time to implement each unit. During the three months ended March 31, 2004, the Company experienced a reduction in billable hours generated from new units sold in the previous quarter principally due to a number of clients that pushed the start of their implementations to April 2004 or later. Management believes this was an unusual event and is closely monitoring the situation to determine if it was an anomaly (as management currently believes) or an indication of a new trend. In addition, the number of average hours to implement a unit decreased during the first quarter of 2004. Management believes that minimizing the implementation costs for customers through more efficient implementations provides a strategic competitive advantage in Ultimate Software’s business. However, while the improvement in the average time to implement each unit has a favorable impact for the Company’s customers and the marketability of UltiPro, it adversely impacts billable hours in comparison to prior year financial data for services revenue.

     The increase in the services revenue recognized under the Extended Ceridian Services Agreement was due to a combination of the timing in which revenue was recognized in the comparable periods and an overall increase in the amount of the contracted revenue. In 2003, the services revenue for the services agreement with Ceridian was based on $2.25 million recognized ratably from February 11, 2003 through December 31, 2003. In 2004, the services revenue for the Extended Ceridian Services Agreement was based on $2.5 million recognized ratably from January 1, 2004 through September 30, 2004.

     License revenues increased 15.2% to $1.4 million for the three months ended March 31, 2004 from $1.2 million for the three months ended March 31, 2003. The increase in license revenues was primarily due to an increase in license revenues from existing clients generated from additional users of UltiPro. The number of licensed units sold in the three months ended March 31, 2004 was comparable to that of the same period of the prior year.

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

     Total cost of revenues, consisting of recurring, services and license revenues, increased 12.1% to $7.8 million for the three months ended March 31, 2004 from $7.0 for the three months ended March 31, 2003.

     Cost of recurring revenues increased 25.8% to $2.9 million for the three months ended March 31, 2004 from $2.3 million for the three months ended March 31, 2003. The increase in cost of recurring revenue for the three-month period was primarily attributable to (i) an increase of $0.5 million in costs associated with the Intersourcing Offering, including depreciation and amortization of related computer equipment and costs associated with the Bell South data center, and higher cost of maintenance revenues principally due to increased labor costs; and (ii) an increase of $0.1 million in cost of subscription revenues related to higher labor costs. Cost of recurring revenues, as a percentage of recurring revenues for the three months ended March 31, 2004 was comparable to the same period of the prior year.

     Cost of services revenues increased 5.0% to $4.7 million for the three months ended March 31, 2004 from $4.4 million for the three months ended March 31, 2003. The increase in the three-month period was primarily due to an increase in implementation labor costs, partially offset by a decrease in costs associated with reimbursable out-of-pocket expenses. Cost of services revenues, as a percentage of services revenues, increased to 80.2% for the three months ended March 31, 2004 from 70.1% for the three months ended March 31, 2003. The increase in the cost of services, as a percentage of services revenues, for the three-month period was primarily due to the reduction in implementation revenues without a corresponding decrease to the costs of implementation, partially offset by the increase in services revenue recognized from the Extended Ceridian Services Agreement, which did not have any incremental directly-related costs.

     Cost of license revenues increased 12.3% to $273,000 for the three months ended March 31, 2004 from $243,000 for the three months ended March 31, 2003. The increase in cost of license revenues for the three-month period was principally due to higher labor costs. Cost of license revenues, as a percentage of license revenues, decreased slightly to 19.5% for the three months ended March 31, 2004 as compared to 20.0% for the three months ended March 31, 2003.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 18.1% to $4.8 million for the three months ended March 31, 2004 from $4.1 million for the three months ended March 31, 2003. The primary factor contributing to the increase for the three-month period was higher labor costs resulting from the addition of personnel to the sales infrastructure during the three months ended September 30, 2003.

Research and Development

     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 5.2% to $4.6 million for the three months ended March 31, 2004 from $4.3 million for the three months ended March 31, 2003. The increase in the three-month period was primarily due to increased labor costs of $0.3 million resulting from an increase in headcount since March 31, 2003 (principally due to the June 2003 acquisition of substantially all of the assets of Hireworks, Inc., a software company that developed, marketed and supported an Internet recruitment solution) and the impact of annual merit increases effected in January 2004.

General and Administrative

     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses decreased 9.9% to $1.5 million for the three months ended March 31, 2004 from $1.6 million for the three months ended March 31, 2003. The decrease in general and administrative expenses for the three-month period was primarily due to reductions of $0.1 million in the provision for doubtful accounts and $0.1 million in legal settlements, partially offset by increased labor costs of $0.1 million.

Interest Expense

     Interest expense for the three months ended March 31, 2004 decreased 45.2% to $29,000 versus $53,000 for the three months ended March 31, 2003. The decrease was primarily due to the payoff of long-term debt during the third quarter of 2003. As of March 31, 2004, the Company had no long-term debt outstanding.

Interest and Other Income

     Interest and other income decreased 25% to $15,000 for the three months ended March 31, 2004 from $20,000 for the three months ended March 31, 2003.

Income Taxes

     No provision or benefit for federal, state or foreign income taxes was made for the three months ended March 31, 2004 or 2003 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2003 which expire at various times through the year 2023 are available to offset future taxable income. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources

     The Company’s cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

     As of March 31, 2004, the Company had $11.3 million in cash and cash equivalents, reflecting a net decrease of $2.5 million since December 31, 2003. The working capital deficit was $7.2 million as of March 31, 2004 and $5.2 million as of December 31, 2003. The decrease in working capital resulted primarily from the funding of operations, partially offset by proceeds from issuances of Common Stock from employee stock option exercises.

     Net cash used in operating activities of $2.8 million for the three months ended March 31, 2004 was comparable to net cash used in operating activities for the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company received a total of $1.0 million from Ceridian pursuant to the payment terms under the Original Ceridian Agreement. During the three months ended March 31, 2003, the Company received $0.6 million from Ceridian under the services agreement with Ceridian that expired on December 31, 2003. The increase of $0.4 million in cash received from Ceridian during the three months ended March 31, 2004 was offset by an increase of cash used to fund operations for the quarter.

     Net cash used in investing activities was $0.3 million for the three months ended March 31, 2004 as compared to $0.6 million for the three months ended March 31, 2003. The decrease in net cash used in investing activities was primarily due to a reduction in cash purchases of computer and other equipment as more equipment was financed in the first quarter of 2004.

     Net cash provided by financing activities for the three months ended March 31, 2004 was $0.6 million as compared to $2.8 million for the three months ended March 31, 2003. During the first quarter of 2003, the Company raised an aggregate of $3.2 million of capital through the private sales of 800,000 shares of the Company’s Common Stock and warrants to purchase 80,000 shares of the Company’s Common Stock at $4 per share. During the first quarter of 2004, the Company received proceeds of $0.9 million from employee stock option exercises and there were no private sales of Common Stock.

     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of March 31, 2004 and 2003, were 48 days and 49 days, respectively.

     Deferred revenue was $23.7 million at March 31, 2004 as compared to $24.6 million at December 31, 2003. The decrease of $0.9 million in deferred revenue was primarily due to a decrease of $0.4 million from recurring revenue recognized pursuant to the Original Ceridian Agreement (i.e., $1.9 million of quarterly recurring revenues recognized versus $1.5 million in minimum guaranteed payments in the first quarter of 2004) and a net decrease of $0.5 million in deferred revenue attributable to the timing of annual maintenance renewals, partially offset by new Intersourcing units sold in the first quarter of 2004. It is typical in the first half of each year, particularly the first quarter, that maintenance revenues recognized exceed the billing of annual renewals.

     On May 12, 2004, the Company entered into a definitive agreement to sell 1,398,182 newly issued shares of its Common Stock to three institutional investors in a private placement for gross proceeds of approximately $15.4 million (the “Recent Capital Raised”). These shares of Common Stock will be sold at $11.00 per share. After deducting commissions and other estimated stock issuance costs, the Company will receive approximately $14.3 million. The Company intends to use the proceeds from the Recent Capital Raised for general corporate purposes, including working capital and funding the Company’s transition from a license model to a business model with a higher percentage of recurring revenues. The closing is subject to standard conditions. The offering of the shares of Common Stock was not registered under the Securities Act of 1933 and such shares may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements. Ultimate Software agreed to file a registration statement covering resales of the Common Stock by investors.

     In November 2001, the Company entered into a $5.0 million revolving line of credit (the “Credit Facility”) with Silicon Valley Bank. The Credit Facility, as amended, expires on May 28, 2004 and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company’s eligible accounts receivable, as defined, financing for eligible equipment purchases for up to $2.5 million with additional limits for software purchases (the “Equipment Term Note”), and stand-by letters of credit for up to $0.5 million. The Equipment Term Note is payable in 36 equal monthly installments, plus interest at Prime Rate plus 1%. The maximum amount available under the Credit Facility is $5.0 million. At March 31, 2004, approximately $5.0 million was available for borrowing under the Credit Facility with no balance outstanding under the Equipment Term Note. The Company is currently in the process of negotiating the potential renewal of the Credit Facility (the “Renewal Credit Facility”) but there can be no assurance that the Renewal Credit Facility will be obtained.

     Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of current assets to current liabilities, excluding deferred revenue) of 1.75 to 1.0 and a combined minimum cash and accounts receivable balance of $12.0 million. As of March 31, 2004, the Company was in compliance with all covenants included in the terms of the Credit Facility.

     The Company believes that cash and cash equivalents and cash generated from operations, including the Recent Capital Raised, will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable. However, the Company may seek to raise additional funds during such period through the sale of additional shares of the Company’s Common Stock, or other securities or borrowings. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

Seasonality

     Sales production in the first fiscal quarter over the past several years was lower than in the other fiscal quarters of those years. However, management did not attribute the lower first quarter sales production in those years to seasonality as it was uncertain of the full impact of seasonality compared to non-seasonal factors such as the September 11, 2001 tragedy or the U.S. war overseas. However, during the first quarter of 2004, management concluded that seasonality was a contributing factor to the lower first quarter sales production. While management is unable to quantify the impact of seasonality on the Company’s business, particularly in the first quarters of a fiscal year, it believes that seasonality was a contributing factor, even in the recent past years impacted by non-seasonal factors. The Company’s business, operating results and financial condition may be affected by such trends in the future. The Company believes such seasonality is due to a number of factors, including the reduced availability of certain key personnel of potential customers due to their involvement in the year-end payroll process that occurs in the first fiscal quarter. The Company believes that the seasonal trend that the Company has experienced in the recent past may continue in the foreseeable future.

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

Forward-Looking Statements

     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in the Company’s filings with the Securities and Exchange Commission. Other factors that may cause such differences include, but are not limited to, those discussed in this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2003, including Exhibit 99.1 thereto, filed with the SEC on March 26, 2004. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

     In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rates. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company’s market risks.

     Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, as amended, which expires on May 28, 2004, is based on Prime Rate plus 1.0% per annum. As of March 31, 2004, the Company had no borrowings under the Credit Facility. Changes in the borrowing status or the interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility.

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

PART II—OTHER INFORMATION

ITEM 2.	Changes In Securities and Use Of Proceeds

     (c) Unregistered sales of equity securities. On May 12, 2004 the Company entered into a definitive agreement to sell 1,398,182 newly issued shares of its Common Stock to three institutional investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for gross proceeds of approximately $15.4 million. The shares of Common Stock will be sold at $11.00 per share. After deducting commissions and other estimated stock issuance costs, the Company will receive approximately $14.3 million.

     The Company did not offer or sell the shares by any form of general solicitation or general advertising. An underwriter was not used. The Company received representations from each of the investors in connection with the sale of securities, including that (i) such investor is an “accredited investor” as defined in Rule 501(a) under the Securities Act, (ii) such investor has the appropriate business or financial experience, (iii) such investor is able to bear the economic risk of such investment and (iv) such investor is purchasing the securities for its own account for investment purposes only and not with a view to or for distributing or reselling such shares.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Number	Description
10.1	Change in Control Bonus Plan for Executive Officers, effective March 5, 2004

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     The Company furnished the information set forth in its press release issued on February 11, 2004 concerning its fourth quarter 2003 financial results in a Form 8-K filed with the SEC on February 12, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.
Date: May 13, 2004	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)