Form 10-Q
period 2004-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2004-08-12
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     As of July 22, 2004, there were 22,338,360 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$23,462	$13,783
Accounts receivable, net	10,357	9,292
Prepaid expenses and other current assets	3,346	2,709

Total current assets	37,165	25,784

Property and equipment, net	8,587	7,188
Capitalized software, net	473	1,234
Other assets, net	1,595	1,606

Total assets	$47,820	$35,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,610	$2,549
Accrued expenses	5,019	5,378
Current portion of deferred revenue	22,857	22,277
Current portion of capital lease obligations	919	818

Total current liabilities	31,405	31,022

Deferred revenue, net of current portion	2,162	2,333
Capital lease obligations, net of current portion	1,191	796

Total liabilities	34,758	34,151

Stockholders’ equity:

Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 22,595,657 and 20,843,935 shares issued in 2004 and 2003, respectively	226	208
Additional paid-in capital	102,651	86,760
Accumulated deficit	(88,761)	(84,253)

	14,116	2,715
Treasury stock, at cost, 257,647 shares, at cost	(1,054)	(1,054)

Total stockholders’ equity	13,062	1,661

Total liabilities and stockholders’ equity	$47,820	$35,812

The accompany Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues, net:
Recurring	$9,207	$7,114	$17,906	$13,974
Services	6,129	5,043	11,938	11,371
License	2,114	2,064	3,511	3,277

Total revenues, net	17,450	14,221	33,355	28,622

Cost of revenues:
Recurring	2,957	2,275	5,839	4,568
Services	4,457	4,057	9,114	8,492
License	270	237	543	480

Total cost of revenues	7,684	6,569	15,496	13,540

Operating expenses:
Sales and marketing	5,261	4,209	10,092	8,297
Research and development	4,543	4,527	9,098	8,856
General and administrative	1,669	1,293	3,127	2,909

Total operating expenses	11,473	10,029	22,317	20,062

Operating loss	(1,707)	(2,377)	(4,458)	(4,980)

Interest expense	(70)	(75)	(99)	(128)
Interest and other income	34	16	49	36

Net loss	$(1,743)	$(2,436)	$(4,508)	$(5,072)

Net loss per share – basic and diluted	$(0.08)	$(0.14)	$(0.21)	$(0.30)

Weighted average shares outstanding:
Basic and diluted	21,479	17,515	21,080	17,120

The accompany Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,508)	$(5,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,628	2,544
Provision for doubtful accounts	157	101
Non-cash issuances of equity instruments	62	62
Changes in operating assets and liabilities:
Accounts receivable	(1,222)	3,605
Prepaid expenses and other current assets	(637)	(331)
Other assets	(61)	(380)
Accounts payable	61	(1,330)
Accrued expenses	(359)	(1,389)
Deferred revenue	409	(3,832)

Net cash used in operating activities	(3,470)	(6,022)

Cash flows from investing activities:
Purchases of property and equipment	(2,094)	(650)
Acquisition	–	(350)

Net cash used in investing activities	(2,094)	(1,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(603)	(489)
Principal payments on borrowings under Credit Facility	–	(248)
Net proceeds from issuances of Common Stock	15,846	6,862

Net cash provided by financing activities	15,243	6,125

Net increase (decrease) in cash and cash equivalents	9,679	(897)
Cash and cash equivalents, beginning of period	13,783	8,974

Cash and cash equivalents, end of period	$23,462	$8,077

Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$104

Supplemental disclosure of non-cash financing activities:

•	The Company entered into capital lease obligations to acquire new equipment totaling $1,099 and $0 in the six months ended June 30, 2004 and 2003, respectively.

The accompany Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiary (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on March 26, 2004 (the “Form 10-K”).

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Revenues

     During the three months ended June 30, 2004 and 2003, one of the Company’s customers, Ceridian Corporation (“Ceridian”), accounted for 15.8% and 18.0%, respectively, of total revenues. During the six months ended June 30, 2004 and 2003, Ceridian accounted for 16.6% and 16.9%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented.

     Of the 15.8% and 18.0% of total revenues recognized from Ceridian for the three month periods ended June 30, 2004 and 2003, 11.0% and 13.6%, respectively, related to recurring revenue recognized pursuant to the Original Ceridian Agreement, discussed below, and 4.8% and 4.4%, respectively, related to services revenue recognized under the Extended Ceridian Services Agreement in 2004 (discussed in Note 4) and the services agreement with Ceridian that expired on December 31, 2003, in 2003 (the “2003 Ceridian Services Agreement”). Of the 16.6% and 16.9% of total revenues recognized from Ceridian for the six month periods ended June 30, 2004 and 2003, 11.6% and 13.5%, respectively, related to recurring revenue recognized pursuant to the Original Ceridian Agreement and 5.0% and 3.4%, respectively, related to services revenue recognized under the Extended Ceridian Services Agreement in 2004 and the 2003 Ceridian Services Agreement in 2003.

     During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian markets primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The maximum monthly payment is $1.0 million, subject to increases of 5% per annum, compounded. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $19.5 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008. Ceridian retains certain rights to use the software upon termination.

Accounting for Stock-Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” for the three-month and six-month periods ended June 30, 2004 and 2003.

     The Company’s nonqualified stock option plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase up to 9,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). As of June 30, 2004, 2,823,843 shares of the Company’s Common Stock were available for grant. Options granted generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years.

     SFAS No. 123 requires pro forma information for options issued to employees determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.6% for 2004 and 2.8% for 2003, a dividend yield of 0% for all periods presented, expected volatility of 49% for 2004 and 46% for 2003, and an expected life of four years for each of the periods presented. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(1,743)	$(2,436)	$(4,508)	$(5,072)
Compensation expense, pro forma	(249)	(233)	(718)	(729)

Pro forma	$(1,992)	$(2,669)	$(5,226)	$(5,801)

Loss per share:
As reported	$(0.08)	$(0.14)	$(0.21)	$(0.30)
Compensation expense, pro forma	(0.01)	(0.01)	(0.04)	(0.04)

Pro forma	$(0.09)	$(0.15)	$(0.25)	$(0.34)

Earnings Per Share

     The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding	21,479	17,515	21,080	17,120
Effect of dilutive stock options	–	–	–	–

Dilutive shares outstanding	21,479	17,515	21,080	17,120

Other common stock equivalents (i.e., stock options and warrants) outstanding which are not included in the calculation of diluted loss per share because their impact is antidilutive	5,670	5,564	5,670	5,564

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in November 2002 (“FIN 45”). FIN 45 provides additional guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. As an element of standard commercial terms in its standard sales contracts for UltiPro, the Company includes an indemnification clause that indemnifies the customer against certain liabilities and damages arising from any claims of patent, copyright, or other proprietary rights of any third party. Due to the nature of the indemnification provided to its customers, the Company can not estimate the fair value, nor determine the total nominal amount, of the indemnification. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FIN 45, considering such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered any costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its unaudited consolidated financial statements.

     In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46R did not have an effect on its unaudited consolidated financial position, results of operations or cash flows.

     In March 2004, the FASB issued a proposed Statement, Share-Based Payments, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The proposed Statement is effective for awards granted, modified, or settled in fiscal years beginning after December 15, 2004, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123 for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed Statement may have on its future consolidated financial position, cash flows and results of operations.

4. LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

     On May 12, 2004, the Company entered into a definitive agreement to sell 1,398,182 newly issued shares of its Common Stock to three institutional investors in a private placement for gross proceeds of approximately $15.4 million (the “Recent Capital Raised”). These shares of Common Stock were sold at $11.00 per share. After deducting commissions and other stock issuance costs, the Company received approximately $14.4 million. The Company intends to use the proceeds from the Recent Capital Raised for general corporate purposes, including working capital and funding the Company’s transition from a license model to a business model with a higher percentage of recurring revenues. The Company filed a registration statement with the Securities and Exchange Commission on Form S-3 (Registration No. 333-115894) covering resales of the Common Stock by investors, which registration statement was declared effective on June 25, 2004.

     On April 7, 2004, the Company and Ceridian extended their services agreement which expired on December 31, 2003 (the “Extended Ceridian Services Agreement”). Under the Extended Ceridian Services Agreement, effective January 1, 2004 through September 30, 2004, Ceridian is obligated to pay Ultimate Software a total of $2.5 million in three equal installments in exchange for additional services provided by Ultimate Software during the term of the agreement. The Company received two payments of $833,333 each from Ceridian during May 2004. The third installment was received in July 2004.

     The Company has a $5.0 million revolving line of credit agreement, as amended from time to time, with Silicon Valley Bank (the “Credit Facility”) that expires on May 27, 2005. As of June 30, 2004, there was no amount outstanding under the Credit Facility.

     The Company believes that cash and cash equivalents, cash generated from operations and the Recent Capital Raised, will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlling expenses and collections of accounts receivable. However, the Company may seek to raise additional funds during such period through the sale of additional shares of the Company’s Common Stock, or other securities or borrowings. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company.

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

     After the introduction of Intersourcing in mid-2002, the sales mix gradually began to shift towards Intersourcing, especially during 2003 and continuing in 2004. Management believes the shift in sales mix helps to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams. For the last six months of 2003, the sales mix for number of units sold began shifting to favor Intersourcing units over license units. During the six months ended June 30, 2004, the sales mix (for new units sold) was comprised of approximately 65% Intersourcing units and 35% license units, which was consistent with the sales mix during the fourth fiscal quarter of 2003 and reflected a higher concentration of new Intersourcing units sold compared to the third fiscal quarter of 2003, when the sales mix (for new units sold) was comprised of 50% Intersourcing units and 50% license units. The Company expects the sales mix composition to continue to favor Intersourcing in the remainder of 2004.

     The financial impact of the shift (from sales of license units to a combination of sales of license units and Intersourcing units) relates to (1) the type of revenue recognized and the timing of recognition; (2) the amount of services revenue recognized, and (3) the timing of cash received from the sale.

     When an Intersourcing unit is sold instead of a license unit, license revenue is replaced with recurring revenue. The license revenue which would otherwise have been recognized upfront (assuming all required accounting criteria are met) is replaced with recurring revenue recognized over the contract term (typically 24 months) with such recurring revenue recognition commencing when the customer runs its first “live” payroll (i.e., generally between four and six months from the date of sale). The total revenue from the sale of an average Intersourcing unit sold is usually no less than it would have been if it were a license sale, with the main difference pertaining to the period of recognition (i.e., being spread over a period of time rather than 100% upfront, assuming all revenue recognition criteria is met).

     In addition to the change in type of revenue and the timing of revenue recognition, implementation revenue (a component of services revenue) is also impacted by the shift in sales mix to Intersourcing. On average, an Intersourcing unit takes less time to implement than a license unit. Therefore, as the sales mix shifts towards Intersourcing, billable hours for the Company’s implementation services per unit decrease. During the second quarter of 2004, implementation revenues were $0.6 million, or 20.2%, higher than those of the prior year comparable period primarily due to increases in new units sold (both Intersourcing and licenses). For the six-month period ended June 30, 2004, implementation revenues were $0.1 million less than those of the same period in 2003 principally due to decreased implementation revenues in the first quarter in 2004 resulting from a shift in sales mix (for new units sold) to Intersourcing and an improvement in the average time to implement each unit, partially offset by increased implementation revenues in the second quarter of 2004 due to additional billable hours from increased utilization of billable service consultants. Management expects the recent trend of modest growth in 2004 implementation revenues over 2003 to continue based on anticipated increases in new units sold (both Intersourcing and licenses) and special project hours expected to be generated with existing clients. Special project hours are billable hours generated for special projects, such as custom programming, which are not directly associated with the initial implementation of UltiPro.

     Cash is also impacted when an Intersourcing unit is sold instead of a license unit. For a typical license unit sale, the cash due for the license and the first year of annual maintenance is received during the Company’s normal business cycle for cash collections of license units sold of less than 9 months from the contract date. However, when an Intersourcing unit is sold, the cash due from the Intersourcing sale is received over the course of the contract term, typically 24 months. The total cash received from the sale of an average Intersourcing unit sold is usually no less than it would have been if it were a license sale with the main difference pertaining to the period of time in which it is received.

     While making the transition from a business model focused solely on sales of perpetual licenses to a business model that includes both license sales and Intersourcing sales, the Company raised additional capital in 2004 and 2003 to address expected cash needs related to the transition. In May 2004, capital from a private placement of the Company’s common stock, par value $0.01 per share (the “Common Stock”), totaling $14.4 million, net of stock issuance costs, was raised to provide cash to fund future operations based on the Company’s anticipated growth in Intersourcing sales. In 2003, capital from private placements of the Company’s Common Stock, totaling $17.5 million, net of stock issuance costs, was raised to fund 2003 operations (including the impact of the transition toward more sales of Intersourcing units) and to provide cash to fund future operations based on the Company’s anticipated growth in Intersourcing sales.

     As a result of the Company’s recent transition to a sales mix favoring Intersourcing units, a key financial metric used by the Company in measuring future financial performance is new “annual recurring revenues.” New annual recurring revenues represent the expected one-year value from (i) new Intersourcing sales (including prorated one-time charges); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new business service providers; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during the second quarter of 2004 were $3.4 million, a 73% increase over the second quarter of 2003. New annual recurring revenues attributable to sales during the first six months of 2004 were $5.5 million, an 83% increase over the same period of 2003.

     Another major component of recurring revenues is subscription revenues generated from the Company’s business service provider (“BSP”) channel. The BSP contributing the most revenues from the BSP Channel is Ceridian Corporation (“Ceridian”) under the Original Ceridian Agreement (defined below). The amount of recurring revenues recognized from the Original Ceridian Agreement in the three- and six–month periods ended June 30, 2004 were the same as those of the same periods in 2003. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month are recognized over the minimum term of the contract, which is expected to extend until March 9, 2008. Future recurring revenues to be recognized from the Original Ceridian Agreement are expected to be comparable to 2003, or $7.7 million per year through March 9, 2008. Effective January 1, 2004, Ceridian is required to make minimum payments to the Company of $500,000 per month until March 9, 2008. In accordance with the payment terms of the Original Ceridian Agreement, to date, Ceridian has paid a total of $3.0 million to Ultimate Software attributable to the six months ended June 30, 2004. See “Overview–Original Ceridian Agreement.”

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

     The residual method is used to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Undelivered elements in a license arrangement typically include maintenance, training and implementation services (the “Standard Undelivered Elements”). The fair value for maintenance fees is based on the price of the services sold separately, which is determined by the annual renewal rate historically and consistently charged to customers (the “Maintenance Valuation”). Maintenance fees are generally priced as a percentage of the related license fee. The fair value for training services is based on standard pricing (i.e., rate per training day charged to customers for class attendance), taking into consideration stand-alone sales of training services through year-end seminars and historically consistent pricing for such services (the “Training Valuation”). The fair value for implementation services is based on standard pricing (i.e., rate per hour charged to customers for implementation services), taking into consideration stand-alone sales of implementation services through special projects and historically consistent pricing for such services (the

“Implementation Valuation”). Under the residual method (the “Residual Method”), the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee attributable to the delivered element, the license fee, is recognized as revenue. If VSOE for one or more undelivered elements does not exist, the revenue is deferred on the entire arrangement until the earlier of the point at which (i) such VSOE does exist or (ii) all elements of the arrangement have been delivered.

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

Recurring Revenues

     Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of approximately $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the contract term, including $19.5 million received to date.

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

Concentration of Revenues

     During the three months ended June 30, 2004 and 2003, Ceridian accounted for 15.8% and 18.0%, respectively, of total revenues. During the six months ended June 30, 2004 and 2003, Ceridian accounted for 16.6% and 16.9%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. See Note 2 of the unaudited Notes to Condensed Consolidated Financial Statements.

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

Software Development Costs

     SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. There were no software costs capitalized during the three and six months ended June 30, 2004 or 2003. Amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which are typically three years. Amortization of capitalized software was $380,000 for each of the three months ending June 30, 2004 and

2003, and $760,000 and $759,000 for the six months ending June 30, 2004 and 2003, respectively. Accumulated amortization of capitalized software was $5.2 million as of June 30, 2004 and $2.6 million as of June 30, 2003. The Company evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If the Company’s gross revenues were to be significantly less than its estimates, the net realizable value of the Company’s capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

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

     UltiPro Workforce Management is marketed both through the Company’s direct sales team as well as through alliances with BSPs that market co-branded UltiPro to their customer bases. Ultimate Software’s direct sales team focuses on companies with more than 500 employees and sells both on a license (typically in-house) and service basis (typically hosted and priced on a per-employee-per-month basis). The Company’s BSP alliances focus primarily on companies with less than 500 employees and typically sell an Internet solution, which includes UltiPro, priced on a monthly/service basis. When the BSP sells its Internet solution, incorporating UltiPro in the offering, the BSP is obligated to remit a fee to the Company, typically measured on a per employee per month basis and, in some cases, subject to a monthly minimum amount.

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

Ceridian Services Agreement

     On April 7, 2004, the Company and Ceridian extended their services agreement with Ceridian which expired on December 31, 2003 (the “Extended Ceridian Services Agreement”). Under the Extended Ceridian Services Agreement, effective January 1, 2004 through September 30, 2004, Ceridian is obligated to pay Ultimate Software a total of $2.5 million in three equal installments in exchange for services provided by Ultimate Software during the term of the agreement. The Company received two payments of $833,333 each from Ceridian in May 2004. The third installment was received in July 2004. Services revenue from the Extended Ceridian Services Agreement is recognized on a straight-line basis from January 1, 2004 through September 30, 2004.

Original Ceridian Agreement

     During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian markets primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month (payable within 30 days after the end of the month) with increases of 5% per annum, compounded beginning in January 2006. The maximum monthly payment is $1.0 million, subject to increases of 5% per annum, compounded. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $19.5 million under the Original Ceridian Agreement. The earliest date upon which the Original Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years (i.e., from March 2001 through March 2008). Ceridian retains certain rights to use the software upon termination.

Results of Operations

     The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues:
Recurring	52.8%	50.0%	53.7%	48.8%
Services	35.1	35.5	35.8	39.7
License	12.1	14.5	10.5	11.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Recurring	16.9	16.0	17.5	16.0
Services	25.5	28.5	27.3	29.6
License	1.6	1.7	1.6	1.7

Total cost of revenues	44.0	46.2	46.4	47.3

Operating expenses:
Sales and marketing	30.1	29.6	30.3	29.0
Research and development	26.0	31.8	27.3	30.9
General and administrative	9.6	9.1	9.4	10.2

Total operating expenses	65.7	70.5	67.0	70.1

Operating loss	(9.8)	(16.7)	(13.4)	(17.4)
Interest expense	(0.4)	(0.5)	(0.3)	(0.4)
Interest and other income	0.2	0.1	0.2	0.1

Net loss	(10.0)%	(17.1)%	(13.5)%	(17.7)%

Revenues

     The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).

     Recurring revenues include annual maintenance on software license agreements for the Company’s products and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues as the services are delivered. All of the Company’s customers that purchased software during 2004 and 2003 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

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

     Total revenues, consisting of recurring, services and license revenues, increased 22.7% to $17.5 million for the three months ended June 30, 2004 from $14.2 million for the three months ended June 30, 2003. Total revenues increased 16.5% to $33.4 million for the six months ended June 30, 2004 from $28.6 million for the six months ended June 30, 2003.

     Recurring revenues increased 29.4% to $9.2 million for the three months ended June 30, 2004 from $7.1 million for the three months ended June 30, 2003. Recurring revenues increased 28.1% to $17.9 million for the six months ended June 30, 2004 from $14.0 million for the three months ended June 30, 2003. The $2.1 million increase in recurring revenues for the three-month period ended June 30, 2004 was due to (i) revenues recognized pursuant to the Intersourcing Offering due to growth in units sold and the increase in revenue recognized over the contract terms; and, to a lesser extent, (ii) an increase in maintenance revenues generated from incremental licenses sold. Of the total $3.9 million increase in recurring revenues for the six-month period ended June 30, 2004, $3.8 million was due to (i) revenues recognized pursuant to the Intersourcing Offering due to growth in units sold and the increase in revenue recognized over the contract terms; and, to a lesser extent, (ii) an increase in maintenance revenues generated from incremental licenses sold. The impact on recurring revenues for units sold under the Intersourcing Offering (as opposed to the impact on license revenues for licensed units sold) is expected to be gradual, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts. The Company believes that a combination of units sold under the Intersourcing Offering and regular licensed units sold will provide a more predictable business model in the future.

     Services revenues increased 21.5 % to $6.1 million for the three months ended June 30, 2004 from $5.0 million for the three months ended June 30, 2003. Services revenues increased 5.0 % to $11.9 million for the six months ended June 30, 2004 from $11.4 million for the six months ended June 30, 2003. The increase in the three-month period was primarily due to an increase in implementation services of $0.6 million, increases of $0.3 million in training and other services and $0.2 million from revenue recognized under the Extended Ceridian Services Agreement. The increase in the six-month period was primarily due to a $0.7 million increase in revenues recognized under the Extended Ceridian Services Agreement, partially offset by a $0.1 million decrease in implementation services revenues.

     For the three months ended June 30, 2004, the implementation revenues component of services revenues increased by $0.6 million primarily due to an increase in billable hours from increased utilization of billable service consultants. For the six months ended June 30, 2004, the implementation revenues component of services revenues decreased by $0.1 million primarily due to a reduction in billable hours for service consultants during the first fiscal quarter of 2004, partially offset by an increase in billable hours for service consultants during the second fiscal quarter of 2004.

     The increase in the services revenue recognized under the Extended Ceridian Services Agreement for the three and six months ended June 30, 2004 was due to a combination of the timing in which revenue was recognized in the comparable periods and an overall increase in the amount of the contracted revenue. In 2003, the services revenue for the services agreement with Ceridian was based on $2.25 million recognized ratably from February 11, 2003 through December 31, 2003. In 2004, the services revenue for the Extended Ceridian Services Agreement is based on $2.5 million recognized ratably from January 1, 2004 through September 30, 2004.

     License revenues totaling $2.1 million for the three months ended June 30, 2004 increased 2.4% from the same period in 2003 due to an increase in the number of licensed units sold offset by a decrease in the average selling price per unit for the quarter. License revenues increased 7.1% to $3.5 million for the six months ended June 30, 2004 from $3.3 million for the six months ended June 30, 2003 due to an increase in number of units sold, partially offset by a decrease in average selling price for the six-month period.

Cost of Revenues

     Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of periodic updates, costs of providing Intersourcing services and the costs of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and, to a lesser extent, costs to provide training to the Company’s customers, costs related to sales of payroll-related forms, costs related to the Extended Services Agreement and costs associated with reimbursable out-of-pocket expenses. Cost of license revenues primarily consists of fees payable to a third party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. UltiPro includes third-party software for enhanced report writing purposes. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years.

     Total cost of revenues increased 17.0% to $7.7 million for the three months ended June 30, 2004 from $6.6 million for the three months ended June 30, 2003. Total cost of revenues increased 14.4% to $15.5 million for the six months ended June 30, 2004 from $13.5 million for the six months ended June 30, 2003.

     Cost of recurring revenues increased 30.0% to $3.0 million for the three months ended June 30, 2004 from $2.3 million for the three months ended June 30, 2003. Cost of recurring revenues increased 27.8% to $5.8 million for the six months ended June 30, 2004 from $4.6 million for the six months ended June 30, 2003. The increases in cost of recurring revenue for the three- and six-month periods were primarily attributable to increases of $0.8 million and $1.1 million, respectively, in costs associated with the Intersourcing Offering, including higher labor costs, depreciation and amortization of related computer equipment and costs associated with the Bell South data center. Cost of recurring revenues, as a percentage of recurring revenues for the three months ended June 30, 2004 was comparable to the same period of the prior year. Cost of recurring revenues, as a percentage of recurring revenues for the three and six months ended June 30, 2004 were comparable to the same periods of the prior year.

     Cost of services revenues increased 10.0% to $4.5 million for the three months ended June 30, 2004 from $4.1 million for the three months ended June 30, 2003. Cost of services revenues increased 7.3% to $9.1 million for the six months ended June 30, 2004 from $8.5 million for the six months ended June 30, 2003. The increases in the three- and six-month periods were primarily due to additional costs associated with the Extended Ceridian Services Agreement of and increased implementation costs. Cost of services revenues, as a percentage of services revenues, decreased to 72.7% for the three months ended June 30, 2004 from 80.5% for the three months ended June 30, 2003. Cost of services revenues, as a percentage of services revenues, increased to 76.3% for the six months ended June 30, 2004 from 74.7% for the six months ended June 30, 2003. The decrease in cost of services, as a percentage of services revenues, for the three-month period was primarily due to the increase in implementation revenues without a corresponding increase to the costs of implementation, partially offset by the increase in services revenue recognized from the Extended Ceridian Services Agreement. The increase in cost of services, as a percentage of services revenues, for the six-month period was principally due (i) to the shortfall in implementation revenues during the three months ended March 31, 2004, partially offset by (ii) the increase in implementation revenues during the three months ended June 30, 2004; and (iii) additional services revenue recognized under the Extended Ceridian Services Agreement for the six-month period ended June 30, 2004.

     Cost of license revenues increased 13.9% to $270,000 for the three months ended June 30, 2004 from $237,000 for the three months ended June 30, 2003. Cost of license revenues increased 13.1% to $543,000 for the six months ended June 30, 2004 from $480,000 for the six months ended June 30, 2003. The increases in cost of license revenues for the three- and six-month periods were principally due to higher labor costs. Cost of license revenues, as a percentage of license revenues, increased to 12.8% for the three months ended June 30, 2004 as compared to 11.5% for the three months ended June 30, 2003. Cost of license revenues, as a percentage of license revenues, increased to 15.5% for the six months ended June 30, 2004 as compared to 14.6% for the six months ended June 30, 2003.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 25.0% to $5.3 million for the three months ended June 30, 2004 from $4.2 million for the three months ended June 30, 2003. Sales and marketing expenses increased 21.6% to $10.1 million for the six months ended June 30, 2004 from $8.3 million for the six months ended June 30, 2003. The primary factors contributing to the increase for the three- month period were higher labor costs (including sales commissions) principally resulting from the addition of personnel to the sales infrastructure during the three months ended September 30, 2003 and, to a lesser extent, higher advertising and marketing costs. The primary factor contributing to the increase in the six-month period was higher labor costs (including sales commissions) principally resulting from the addition of personnel to the sales infrastructure during the three months ended September 30, 2003.

Research and Development

     Research and development expenses consist primarily of software development personnel costs. Research and development expenses totaling $4.5 million for the three months ended June 30, 2004 were consistent with those of the same period in 2003. Research and development expenses increased 2.7% to $9.1 million for the six months ended June 30, 2004 from $8.9 million for the six months ended June 30, 2003. The increase in the six-month period was primarily due to increased labor costs.

General and Administrative

     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 29.1% to $1.7 million for the three months ended June 30, 2004 from $1.3 million for the three months ended June 30, 2003. General and administrative expenses increased 7.5% to $3.1 million for the six months ended June 30, 2004 from $2.9 million for the six months ended June 30, 2003. The increase in general and administrative expenses for the three-month period was primarily due to an increase in the provision for doubtful accounts, additional labor costs and increased external professional fees associated with Sarbanes Oxley Act, Section 404 compliance. The increase in general and administrative expenses for the six-month period was primarily due to additional labor costs and increased external professional fees associated with Sarbanes Oxley Act, Section 404 compliance.

Interest Expense

     Interest expense for the three months ended June 30, 2004 was comparable to the same period of the prior year. Interest expense for the six months ended June 30, 2004 decreased 22.7% to $99,000 versus $128,000 for the six months ended June 30, 2003. The decrease was primarily due to the payoff of the Credit Facility (defined below) during the third quarter of 2003 and no additional borrowings under the Credit Facility from the 2003 payoff date through June 30, 2004. As of June 30, 2004, the Company had no long-term debt outstanding other than capitalized lease obligations.

Interest and Other Income

     Interest and other income increased 112.5% to $34,000 for the three months ended June 30, 2004 from $16,000 for the three months ended June 30, 2003. Interest and other income increased 36.1% to $49,000 for the six months ended June 30, 2004 from $36,000 for the six months ended June 30, 2003. The increases in interest and other income for the three- and six-month periods were due to additional funds available for investment provided by the Recent Capital Raised (defined below).

Income Taxes

     No provision or benefit for federal, state or foreign income taxes was made for the three and six months ended June 30, 2004 or 2003 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2003 which expire at various times through the year 2023 are available to offset future taxable income. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources

     The Company’s cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

     As of June 30, 2004, the Company had $23.5 million in cash and cash equivalents, reflecting a net increase of $9.7 million since December 31, 2003. The working capital was $5.8 million as of June 30, 2004 as compared to a working capital deficit of $5.2 million as of December 31, 2003. The $11.0 million increase in working capital resulted primarily from proceeds received from the Recent Capital Raised (defined below).

     Net cash used in operating activities decreased to $3.5 million for the six months ended June 30, 2004 from $6.0 million for the six months ended June 30, 2003. The $2.5 million decrease in net cash used in operating activities was principally due to $3.1 million in additional cash received from Ceridian. During the six months ended June 30, 2004, the Company received a total of $4.2 million from Ceridian comprised of $2.5 million under the Original Ceridian Agreement and $1.7 million from the Extended Ceridian Services Agreement. During the six months ended June 30, 2003, the Company received $1.1 million from Ceridian under the services agreement with Ceridian that expired on December 31, 2003.

     Net cash used in investing activities was $2.1 million for the six months ended June 30, 2004 as compared to $1.0 million for the six months ended June 30, 2003. The increase in net cash used in investing activities was due to additional purchases of computer equipment, primarily to support the growth in Intersourcing operations.

     Net cash provided by financing activities for the six months ended June 30, 2004 was $15.2 million as compared to $6.1 million for the six months ended June 30, 2003. The increase in net cash provided by financing activities was primarily related to the Recent Capital Raised (defined below).

     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of June 30, 2004 and 2003, were 54 days and 43 days, respectively.

     Deferred revenue was $25.0 million at June 30, 2004 as compared to $24.6 million at December 31, 2003. The increase of $0.4 million in deferred revenue was primarily attributable to the growth in the Intersourcing business.

     On May 12, 2004, the Company entered into a definitive agreement to sell 1,398,182 newly issued shares of its Common Stock to three institutional investors in a private placement for gross proceeds of approximately $15.4 million (the “Recent Capital Raised”). These shares of Common Stock were sold at $11.00 per share. After deducting commissions and other stock issuance costs, the Company received approximately $14.4 million. The Company intends to use the proceeds from the Recent Capital Raised for general corporate purposes, including working capital and funding the Company’s transition from a license model to a business model with a higher percentage of recurring revenues. The Company filed a registration statement with the Securities and Exchange Commission on Form S-3 (Registration No. 333-115894) covering resales of the Common Stock by investors, which registration statement was declared effective on June 25 , 2004.

     In November 2001, the Company entered into a $5.0 million revolving line of credit (the “Credit Facility”) with Silicon Valley Bank. The Credit Facility, as amended, expires on May 27, 2005 and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company’s eligible accounts receivable not to exceed $3.0 million (the “Revolving Note”), as defined, stand-by letters of credit for up to $0.5 million as a component of the Revolving Note and financing for eligible equipment purchases for up to $2.0 million with additional limits for software purchases (the “Equipment Term Note”). The Equipment Term Note is payable in 36 equal monthly installments, plus interest at Prime Rate plus 1%. The maximum amount available under the Credit Facility is $5.0 million. At June 30, 2004, $5.0 million was available for borrowing under the Credit Facility with no balance outstanding under the Equipment Term Note.

     Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of current assets to current liabilities, excluding deferred revenue) of 1.75 to 1.0 and certain quarterly revenue levels as of the end of each quarter, as provided in the Credit Facility, as amended. As of June 30, 2004, the Company was in compliance with all covenants included in the terms of the Credit Facility.

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

Off-Balance Sheet Arrangements

     The Company does not have any arrangements that are not accounted for or disclosed in the Company’s unaudited consolidated financial statements.

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

Forward-Looking Statements

     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2003, including Exhibit 99.1 thereto, filed with the SEC on March 26, 2004. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

     In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rates. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company’s market risks.

     Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, as amended, which expires on May 27, 2005, is based on Prime Rate plus 1.0% per annum. As of June 30, 2004, the Company had no borrowings under the Credit Facility. Changes in the borrowing status or the interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility.

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

PART II — OTHER INFORMATION

ITEM 2.	Changes In Securities and Use Of Proceeds

     (c) Unregistered sales of equity securities. On May 12, 2004 the Company entered a definitive agreement to sell 1,398,182 newly issued shares of its Common Stock to three institutional investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for gross proceeds of approximately $15.4 million. The shares of Common Stock were sold at $11.00 per share. After deducting commissions and other stock issuance costs, the Company received approximately $14.4 million.

     The Company did not offer or sell the shares by any form of general solicitation or general advertising. An underwriter was not used. The Company received representations from each of the investors in connection with the sale of securities, including that (i) such investor is an “accredited investor” as defined in Rule 501(a) under the Securities Act, (ii) such investor has the appropriate business or financial experience, (iii) such investor is able to bear the economic risk of such investment and (iv) such investor is purchasing the securities for its own account for investment purposes only and not with view to or for distributing or reselling such shares.

ITEM 4.	Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 12, 2004. The principal business of the meeting was to elect one director to serve for a three-year term or until his successor is duly elected and qualified. No other business came before the meeting.

     The name of the nominee for director whose term expired at the 2004 Annual Meeting of Stockholders of the Company and who was elected to serve as director until the 2007 Annual Meeting of Stockholders is as follows:

Nominee	For	Withheld Vote

Scott Scherr	13,782,121	2,981,882

     The names of each other director whose term of office as a director continues after the 2004 Annual Meeting of Stockholders and their respective term expirations are as follows:

     Term Expires in 2005:

            Robert A. Yanover
            LeRoy A. Vander Putten

     Term Expires in 2006:

            Marc D. Scherr
            James A. FitzPatrick, Jr.
            Rick A. Wilber

ITEM 6.	Exhibits and Reports on Form 8-K

     (a) Exhibits

Number	Description
10.1	Fifth Loan Modification Agreement by and between the Company and Silicon Valley Bank, effective as of May 28, 2004

10.2	Second Amended and Restated Revolving Promissory Note by and between the Company and Silicon Valley Bank, effective as of May 28, 2004

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     The Company reported the sale of 1,398,182 shares of its common stock to three institutional investors in a Form 8-K filed with the SEC on May 12, 2004.

     The Company furnished the information set forth in its press release issued on April 28, 2004 concerning its first quarter 2004 financial results in a Form 8-K filed with the SEC on April 29, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.
Date: August 12, 2004	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)