Form 10-Q
period 2004-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2004-11-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of October 19, 2004, there were 22,416,518 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$25,157	$13,783
Accounts receivable, net	10,254	9,292
Prepaid expenses and other current assets	3,165	2,709

Total current assets	38,576	25,784

Property and equipment, net	8,426	7,188
Capitalized software, net	174	1,234
Other assets, net	1,839	1,606

Total assets	$49,015	$35,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,552	$2,549
Accrued expenses	6,261	5,378
Current portion of deferred revenue	23,881	22,277
Current portion of capital lease obligations	842	818
Current portion of long term debt	170	—

Total current liabilities	33,706	31,022

Deferred revenue, net of current portion	1,906	2,333
Capital lease obligations, net of current portion	981	796
Long term debt	321	–

Total liabilities	36,914	34,151

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 22,657,415 and 20,843,935 shares issued in 2004 and 2003, respectively	227	208
Additional paid-in capital	103,020	86,760
Accumulated deficit	(90,092)	(84,253)

	13,155	2,715
Treasury stock, at cost, 257,647 shares, at cost	(1,054)	(1,054)

Total stockholders’ equity	12,101	1,661

Total liabilities and stockholders’ equity	49,015	$35,812

The accompany Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues, net:
Recurring	$10,075	$7,364	$27,981	$21,338
Services	6,079	5,440	18,017	16,811
License	2,011	2,506	5,522	5,783

Total revenues, net	18,165	15,310	51,520	43,932

Cost of revenues:
Recurring	3,103	2,305	8,942	6,873
Services	4,283	4,041	13,397	12,533
License	288	182	831	662

Total cost of revenues	7,674	6,528	23,170	20,068

Operating expenses:
Sales and marketing	5,158	4,499	15,251	12,796
Research and development	4,805	4,807	13,902	13,663
General and administrative	1,894	1,480	5,020	4,389

Total operating expenses	11,857	10,786	34,173	30,848

Operating loss	(1,366)	(2,004)	(5,823)	(6,984)

Interest expense	(34)	(50)	(133)	(178)
Interest and other income	69	34	117	70

Net loss	$(1,331)	$(2,020)	$(5,839)	$(7,092)

Net loss per share – basic and diluted	$(0.06)	$(0.10)	$(0.27)	$(0.39)

Weighted average shares outstanding:
Basic and diluted	22,353	20,110	21,507	18,127

The accompany Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months
	Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,839)	$(7,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,961	3,779
Provision for doubtful accounts	337	262
Non-cash issuances of equity instruments	102	93
Changes in operating assets and liabilities:
Accounts receivable	(1,299)	2,675
Prepaid expenses and other current assets	(456)	(550)
Other assets	(343)	(546)
Accounts payable	3	(1,006)
Accrued expenses	883	(652)
Deferred revenue	1,177	(4,090)

Net cash used in operating activities	(1,474)	(7,127)

Cash flows from investing activities:
Purchases of property and equipment	(2,926)	(1,303)
Acquisition	—	(350)

Net cash used in investing activities	(2,926)	(1,653)

Cash flows from financing activities:
Principal payments on capital lease obligations	(890)	(585)
Net borrowings (repayments) from Credit Facility	491	(1,345)
Net proceeds from issuances of Common Stock	16,173	17,790

Net cash provided by financing activities	15,774	15,860

Net increase in cash and cash equivalents	11,374	7,080
Cash and cash equivalents, beginning of period	13,783	8,974

Cash and cash equivalents, end of period	$25,157	$16,054

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$98

Supplemental disclosure of non-cash financing activities:

•	The Company entered into capital lease obligations to acquire new equipment totaling $1,099 and $740 in the nine months ended September 30, 2004 and 2003, respectively.

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

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Revenues

     During the three months ended September 30, 2004 and 2003, one of the Company’s customers, Ceridian Corporation (“Ceridian”), accounted for 15.2% and 16.7%, respectively, of total revenues. During the nine months ended September 30, 2004 and 2003, Ceridian accounted for 16.1% and 16.8%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented.

     The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the three and nine months ended September 30, 2004 and 2003 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Recurring revenues	10.6%	12.6%	11.2%	13.1%
Services revenues	4.6	4.1	4.9	3.7

Total revenues	15.2%	16.7%	16.1%	16.8%

     Recurring revenues for the periods presented were recognized pursuant to the Original Ceridian Agreement, discussed below. Services revenues for the periods presented were recognized under the Extended Ceridian Services Agreement in 2004, discussed below, and the services agreement with Ceridian that expired on December 31, 2003 (the “2003 Ceridian Services Agreement”).

     During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian markets primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The maximum monthly payment is $1.0 million, subject to increases of 5% per annum, compounded. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $21.0 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008. Ceridian retains certain rights to use the software upon termination.

     On April 7, 2004, the Company and Ceridian extended the Company’s services agreement with Ceridian which expired on December 31, 2003 (the “Extended Ceridian Services Agreement”). Under the Extended Ceridian Services Agreement, which was effective January 1, 2004 through September 30, 2004, Ceridian was obligated to pay Ultimate Software a total of $2.5 million in three equal installments in exchange for services provided by Ultimate Software during the term of that agreement. All three installment payments due under the Extended Services Agreement were received by the Company through July 2004. During October 2004, the Extended Ceridian Services Agreement was further extended until December 31, 2004 for a fee of $0.8 million, payable in a single installment in November 2004. Services revenue from the Extended Ceridian Services Agreement was recognized on a straight-line basis from January 1, 2004 through September 30, 2004 and will be recognized on a straight-line basis from October 1, 2004 through December 31, 2004.

Accounting for Stock-Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” for the three-month and nine-month periods ended September 30, 2004 and 2003.

     The Company’s nonqualified stock option plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase up to 9,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). As of September 30, 2004, options for 2,770,605 shares of the Company’s Common Stock were available for grant. Options granted generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years.

     SFAS No. 123 requires pro forma information for options issued to employees determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.4% for 2004 and 3.1% for 2003, a dividend yield of 0% for all periods presented, expected volatility of 49.1% for 2004 and 48.5% for 2003, and an expected life of four years for each of the periods presented. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(1,331)	$(2,020)	$(5,839)	$(7,092)
Compensation expense, pro forma	(334)	(222)	(1,150)	(951)

Pro forma	$(1,665)	$(2,242)	$(6,989)	$(8,043)

Loss per share:
As reported	$(0.06)	$(0.10)	$(0.27)	$(0.39)
Compensation expense, pro forma	(0.01)	(0.01)	(0.05)	(0.05)

Pro forma	$(0.07)	$(0.11)	$(0.32)	$(0.44)

Earnings Per Share

     The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding	22,353	20,110	21,507	18,127
Effect of dilutive stock options	–	–	–	–

Dilutive shares outstanding	22,353	20,110	21,507	18,127

Other common stock equivalents (i.e., stock options and warrants) outstanding which are not included in the calculation of diluted loss per share because their impact is antidilutive	5,662	5,540	5,662	5,540

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in November 2002 (“FIN 45”). FIN 45 provides additional guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. As an element of standard commercial terms in its standard sales contracts for UltiPro, the Company includes an indemnification clause that indemnifies the customer against certain liabilities and damages arising from any claims of patent, copyright, or other proprietary rights of any third party. Due to the nature of the intellectual property indemnification provided to its customers, the Company can not estimate the fair value, nor determine the total nominal amount, of the indemnification until such time as a claim for such indemnification is made. In the event of a claim made against the Company under such provision, the Company evaluates estimated losses for such indemnification under SFAS No. 5, “Accounting for

Contingencies,” as interpreted by FIN 45, considering such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not had any claims made against it under such provision and, accordingly, has not accrued any liabilities related to such indemnifications in its unaudited condensed consolidated financial statements.

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

     In March 2004, the FASB issued a proposed Statement, Share-Based Payments, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The proposed Statement is effective for awards granted, modified, or settled in periods beginning after June 15, 2005, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123 for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed Statement may have on its future consolidated financial position, cash flows and results of operations.

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

     After the introduction of Intersourcing in mid-2002, the sales mix gradually began to shift towards Intersourcing, especially during 2003 and continuing in 2004. Management believes the shift in sales mix helps to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams. For the last six months of 2003, the sales mix for number of units sold began shifting to favor Intersourcing units over license units. During the nine months ended September 30, 2004, the sales mix (for new units sold) was comprised of approximately 60% Intersourcing units and 40% license units, which reflected a higher concentration of new Intersourcing units sold compared to the same period of 2003, when the sales mix (for new units sold) was comprised of 50% Intersourcing units and 50% license units. The Company expects the sales mix composition to continue to favor Intersourcing for the remainder of 2004 and during 2005.

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

     In addition to the change in type of revenue and the timing of revenue recognition, implementation revenue (a component of services revenue) is also impacted by the shift in sales mix to

Intersourcing. On average, an Intersourcing unit takes less time to implement than a license unit. Therefore, as the sales mix shifts towards Intersourcing, billable hours for the Company’s implementation services per unit typically decrease.

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

     As a result of the Company’s recent transition to a sales mix favoring Intersourcing units, a key financial metric used by the Company in measuring future financial performance is new “annual recurring revenues.” New annual recurring revenues represent the expected one-year value from (i) new Intersourcing sales (including prorated one-time charges); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new business service providers; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during the third quarter of 2004 were $3.0 million as compared to $2.8 million for the third quarter of 2003. New annual recurring revenues attributable to sales during the first nine months of 2004 were $8.5 million versus $5.8 million for the same period of 2003.

     Another major component of recurring revenues is subscription revenues generated from the Company’s business service provider (“BSP”) channel. The BSP contributing the most revenues from the BSP Channel is Ceridian Corporation (“Ceridian”) under the Original Ceridian Agreement (defined below). The amount of recurring revenues recognized from the Original Ceridian Agreement in the three- and nine–month periods ended September 30, 2004 were the same as those of the same periods in 2003. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month are recognized over the minimum term of the contract, which is expected to extend until March 9, 2008. Future recurring revenues to be recognized from the Original Ceridian Agreement are expected to be comparable to 2003, or $7.7 million per year through March 9, 2008. Effective January 1, 2004, Ceridian is required to make minimum payments to the Company of $500,000 per month until March 9, 2008. In accordance with the payment terms of the Original Ceridian Agreement, to date, Ceridian has paid a total of $21.0 million to Ultimate Software attributable to the Original Ceridian Agreement. See “Overview–Original Ceridian Agreement.”

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

     Implementation and training services (the “Professional Services”) provided for Intersourcing arrangements are priced on a time and materials basis and are recognized as services revenue in the unaudited condensed consolidated statements of operations as the services are performed. Under EITF 00-21, fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis. Fair value for Professional Services is based on the respective Training Valuation and Implementation Valuation. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The Company believes that applying EITF 00-21 to Intersourcing arrangements as opposed to applying SOP 97-2 is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.

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

Services, including Implementation and Training Services

     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including those related to the Extended Ceridian Services Agreement (defined below), the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement.

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

Recurring Revenues

     Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of approximately $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the contract term, including $21.0 million received to date.

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

Concentration of Revenues

     During the three months ended September 30, 2004 and 2003, Ceridian accounted for 15.2% and 16.7%, respectively, of total revenues. During the nine months ended September 30, 2004 and 2003, Ceridian accounted for 16.1% and 16.8%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. See Note 2 of the unaudited Notes to Condensed Consolidated Financial Statements.

     The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the three and nine months ended September 30, 2004 and 2003 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Recurring revenues	10.6%	12.6%	11.2%	13.1%
Services revenues	4.6	4.1	4.9	3.7

Total revenues	15.2%	16.7%	16.1%	16.8%

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on its accounts receivables. In assessing the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, and the aging of its receivables. A considerable amount of judgment is required when the realization of receivables is assessed, including assessing the probability of collection and current credit worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Software Development Costs

     SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. There were no software costs capitalized during the three and nine months ended September 30, 2004 or 2003. Amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets which are typically three years. Amortization of capitalized software was $299,000 and $380,000 for each of the three month periods ending September 30, 2004 and 2003, respectively, and $1,059,000 and $1,139,000 for the nine months ending September 30, 2004 and 2003, respectively. Accumulated amortization of capitalized software was $5.4 million as of September 30, 2004 and $3.0 million as of September 30, 2003. The Company evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If the Company’s gross revenues were to be significantly less than its estimates, the net realizable value of the Company’s capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

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

Ceridian Services Agreement

     On April 7, 2004, the Company and Ceridian extended their services agreement which expired on December 31, 2003 (the “Extended Ceridian Services Agreement”). Under the Extended Ceridian Services Agreement, which was effective January 1, 2004 through September 30, 2004, Ceridian was obligated to pay Ultimate Software a total of $2.5 million in three equal installments in exchange for services provided by Ultimate Software during the term of that agreement. All three installment payments due under the Extended Services Agreement were received by the Company through July 2004. During October 2004, the Extended Ceridian Services Agreement was further extended until December 31, 2004 for a fee of $0.8 million, payable in a single installment in November 2004. Services revenue from the Extended Ceridian Services Agreement was recognized on a straight-line basis from January 1, 2004 through September 30, 2004 and will be recognized on a straight-line basis from October 1, 2004 through December 31, 2004.

Original Ceridian Agreement

     During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian markets primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month (payable within 30 days after the end of the month) with increases of 5% per annum, compounded beginning in January 2006. The maximum monthly payment is $1.0 million, subject to increases of 5% per annum, compounded. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $21.0 million under the Original Ceridian Agreement. The earliest date upon which the Original Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years (i.e., from March 2001 through March 2008). Ceridian retains certain rights to use the software upon termination.

Results of Operations

     The following table sets forth the Statement of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Recurring	55.5%	48.1%	54.3%	48.6%
Services	33.4	35.5	35.0	38.3
License	11.1	16.4	10.7	13.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Recurring	17.1	15.1	17.4	15.6
Services	23.5	26.3	26.0	28.6
License	1.6	1.2	1.6	1.5

Total cost of revenues	42.2	42.6	45.0	45.7

Operating expenses:
Sales and marketing	28.4	29.4	29.6	29.1
Research and development	26.5	31.4	27.0	31.1
General and administrative	10.4	9.7	9.7	10.0

Total operating expenses	65.3	70.5	66.3	70.2

Operating loss	(7.5)	(13.1)	(11.3)	(15.9)
Interest expense	(0.2)	(0.3)	(0.2)	(0.4)
Interest and other income	0.4	0.2	0.2	0.2

Net loss	(7.3)%	(13.2)%	(11.3)%	(16.1)%

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

     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including those related to the Extended Ceridian Services Agreement, the provision of payroll-related forms and the printing of Form W-2’s for certain customers and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Revenues for the Extended Ceridian Services Agreement are recognized ratably over the related term, which was extended to December 31, 2004. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement.

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

     Total revenues, consisting of recurring, services and license revenues, increased 18.6% to $18.2 million for the three months ended September 30, 2004 from $15.3 million for the three months ended September 30, 2003. Total revenues increased 17.3% to $51.5 million for the nine months ended September 30, 2004 from $43.9 million for the nine months ended September 30, 2003.

     Recurring revenues increased 36.8% to $10.1 million for the three months ended September 30, 2004 from $7.4 million for the three months ended September 30, 2003. Recurring revenues increased 31.1% to $28.0 million for the nine months ended September 30, 2004 from $21.3 million for the nine months ended September 30, 2003. The increases in recurring revenues for the three- and nine-month periods ended September 30, 2004 were primarily attributable to (i) revenues recognized pursuant to the Intersourcing Offering due to the cumulative growth in units sold and the increase in revenue recognized over the contract terms; and, to a lesser extent, (ii) an increase in maintenance revenues generated from incremental licenses sold. The impact on recurring revenues for units sold under the Intersourcing Offering (as opposed to the impact on license revenues for licensed units sold) is expected to be gradual, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts. The Company believes that a combination of units sold under the Intersourcing Offering and regular licensed units sold will provide a more predictable business model in the future.

     Services revenues increased 11.7% to $6.1 million for the three months ended September 30, 2004 from $5.4 million for the three months ended September 30, 2003. Services revenues increased 7.2% to $18.0 million for the nine months ended September 30, 2004 from $16.8 million for the nine months ended September 30, 2003. The increase in the three-month period ended September 30, 2004 was primarily due to an increase in implementation services of $0.5 million from additional billable hours for service consultants and a higher net rate per hour, as well as an increase of $0.2 million from revenue recognized under the Extended Ceridian Services Agreement. The increase in the nine-month period ended September 30, 2004 was primarily due to a $0.9 million increase in revenues recognized under the Extended Ceridian Services Agreement and a $0.3 million increase in implementation services revenues principally from an increase in the billable hours for service consultants.

     The increase in the services revenue recognized under the Extended Ceridian Services Agreement for the three and nine months ended September 30, 2004 was due to a combination of the timing in which revenue was recognized in the comparable periods and an overall increase in the amount of the contracted revenue. In 2003, the services revenue for the services agreement with Ceridian was based on $2.25 million recognized ratably from February 11, 2003 through December 31, 2003. Services revenue from the Extended Ceridian Services Agreement was recognized on a straight-line basis from January 1, 2004 through September 30, 2004. Additionally, the amount of services revenue derived from the Extended Ceridian Services Agreement was higher than that of the original services agreement with Ceridian in 2003—$2.5 million for the nine months ended September 30, 2004 versus $2.25 million for slightly more than 10 months in 2003. Services revenue of $0.8 million from the Extended Ceridian Services Agreement will be recognized on a straight-line basis from October 1, 2004 through December 31, 2004.

     License revenues totaling $2.0 million for the three months ended September 30, 2004 decreased 19.8% from $2.5 million for the three months ended September 30, 2003. License revenues decreased 4.5% to $5.5 million for the nine months ended September 30, 2004 from $5.8 million for the nine months ended September 30, 2003. The decreases in the three- and nine-month periods were due to a decrease in number of license units sold, partially offset by an increase in the average selling price per unit.

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

     Total cost of revenues increased 17.6% to $7.7 million for the three months ended September 30, 2004 from $6.5 million for the three months ended September 30, 2003. Total cost of revenues increased 15.5% to $23.2 million for the nine months ended September 30, 2004 from $20.1 million for the nine months ended September 30, 2003.

     Cost of recurring revenues increased 34.6% to $3.1 million for the three months ended September 30, 2004 from $2.3 million for the three months ended September 30, 2003. Cost of recurring revenues increased 30.1% to $8.9 million for the nine months ended September 30, 2004 from $6.9 million for the nine months ended September 30, 2003. The increases in cost of recurring revenue for the three- and nine-month periods were primarily attributable to increases in costs associated with the Intersourcing Offering, including increased labor costs and higher operating costs associated with new Intersourcing sales. Cost of recurring revenues, as a percentage of recurring revenues for the three- and nine-months ended September 30, 2004 of 30.8% and 32.0%, respectively, were comparable to the same periods of the prior year.

     Cost of services revenues increased 6.0% to $4.3 million for the three months ended September 30, 2004 from $4.0 million for the three months ended September 30, 2003. Cost of services revenues increased 6.9% to $13.4 million for the nine months ended September 30, 2004 from $12.5 million for the nine months ended September 30, 2003. The increases in the three- and nine-month periods were primarily due to additional labor costs associated with the Extended Ceridian Services Agreement and increased implementation costs, partially offset by a reduction in the costs related to sales of payroll-related forms. Cost of services revenues, as a percentage of services revenues, decreased to 70.5% for the three months ended September 30, 2004 from 74.3% for the three months ended September 30, 2003. Cost of services revenues, as a percentage of services revenues, for the nine months ended September 30, 2004 of 74.4%, was comparable to the same period of the prior year. The decrease in cost of services revenues, as a percentage of services revenues, for the three-month period was primarily due to the increase in implementation revenues without a corresponding increase to the costs of implementation and a reduction in the costs related to sales of payroll-related forms, partially offset by an increase in labor costs related to providing services under the Extended Ceridian Services Agreement.

     Cost of license revenues increased 58.2% to $288,000 for the three months ended September 30, 2004 from $182,000 for the three months ended September 30, 2003. Cost of license revenues increased 25.5% to $831,000 for the nine months ended September 30, 2004 from $662,000 for the nine months ended September 30, 2003. Cost of license revenues, as a percentage of license revenues, increased to 14.3% for the three months ended September 30, 2004 as compared to 7.3% for the three months ended September 30, 2003. Cost of license revenues, as a percentage of license revenues, increased to 15.1% for the nine months ended September 30, 2004 as compared to 11.4% for the nine months ended September 30, 2003. The increases in cost of license revenues for the three- and nine-month periods were principally due to higher labor costs and increased third party costs.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 14.6% to $5.2 million for the three months ended September 30, 2004 from $4.5 million for the three months ended September 30, 2003. Sales and marketing expenses increased 19.2% to $15.3 million for the nine months ended September 30, 2004 from $12.8 million for the nine months ended September 30, 2003. The primary factors contributing to the increase for the three-month period were higher sales commissions tied to increased sales of Intersourcing units and, to a lesser extent, higher labor costs principally resulting from the addition of personnel to the sales infrastructure during the three months ended September 30, 2003 and increased advertising and marketing costs. The primary factors contributing to the increase in the nine-month period were the same as those impacting the three-month period except there was more of an impact from the addition of personnel to the sales infrastructure due to the fact that in 2003, there was less than three months’ of increased labor costs whereas, in 2004, there were increased labor costs for the entire nine month period.

Research and Development

     Research and development expenses consist primarily of software development personnel costs. Research and development expenses totaling $4.8 million for the three months ended September 30, 2004 was consistent with that of the same period in 2003. Research and development expenses increased 1.7% to $13.9 million for the nine months ended September 30, 2004 from $13.7 million for the nine months ended September 30, 2003 primarily due to increased labor costs.

General and Administrative

     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 28% to $1.9 million for the three months ended September 30, 2004 from $1.5 million for the three months ended September 30, 2003. General and administrative expenses increased 14.4% to $5.0 million for the nine months ended September 30, 2004 from $4.4 million for the nine months ended September 30, 2003. The increases in general and administrative expenses for the three- and nine-month periods were primarily due to increased external professional fees associated with compliance with requirements as to certification of internal controls under the Sarbanes Oxley Act, Section 404 and an increase in labor costs.

Interest Expense

     Interest expense for the three months ended September 30, 2004 decreased 32.0% to $34,000 versus $50,000 for the three months ended September 30, 2003. Interest expense for the nine months ended September 30, 2004 decreased 25.3% to $133,000 versus $178,000 for the nine months ended September 30, 2003. The decreases in interest expense for the three and nine months ended September 30, 2004 were due to the reduction in borrowings from the Credit Facility, defined below, and lower equipment financing from capital lease obligations.

Interest and Other Income

     Interest and other income increased 103.0% to $69,000 for the three months ended September 30, 2004 from $34,000 for the three months ended September 30, 2003. Interest and other income increased 67.1% to $117,000 for the nine months ended September 30, 2004 from $70,000 for the nine months ended

September 30, 2003. The increases in interest and other income for the three- and nine-month periods were due to additional funds available for investment provided by the Recent Capital Raised (defined below).

Income Taxes

     No provision or benefit for federal, state or foreign income taxes was made for the three and nine months ended September 30, 2004 or 2003 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2003 which expire at various times through the year 2023 are available to offset future taxable income. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources

     The Company’s cash flows from operations have historically been insufficient to fund its operations. Shortfalls in cash flows from operations have been funded primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

     As of September 30, 2004, the Company had $25.2 million in cash and cash equivalents, reflecting a net increase of $11.4 million since December 31, 2003. Working capital was $4.9 million as of September 30, 2004, as compared to a working capital deficit of $5.2 million as of December 31, 2003. The $10.1 million increase in working capital resulted primarily from net proceeds received from the Recent Capital Raised (defined below), partially offset by working capital used to fund operations for the nine-month period ended September 30, 2004.

     Net cash used in operating activities decreased to $1.5 million for the nine months ended September 30, 2004 from $7.1 million for the nine months ended September 30, 2003. The $5.7 million decrease in net cash used in operating activities was principally due to $4.8 million in additional cash received from Ceridian. During the nine months ended September 30, 2004, the Company received a total of $6.5 million from Ceridian comprised of $4.0 million under the Original Ceridian Agreement and $2.5 million from the Extended Ceridian Services Agreement. During the nine months ended September 30, 2003, the Company received $1.7 million from Ceridian under the services agreement with Ceridian that expired on December 31, 2003.

     Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2004 as compared to $1.7 million for the nine months ended September 30, 2003. The increase in net cash used in investing activities was due to additional purchases of computer equipment, primarily to support the growth in Intersourcing operations.

     Net cash provided by financing activities for the nine months ended September 30, 2004 was $15.8 million as compared to $15.9 million for the nine months ended September 30, 2003. The decrease in net cash provided by financing activities in 2004 as compared to 2003 was primarily related to (i) a $1.6 million decrease in net proceeds from issuances of Common Stock due to the combination of lower net proceeds from private sales of Common Stock and higher net proceeds from exercises of options to purchase Common Stock; (ii) increased borrowings under the equipment line of the Credit Facility; and (iii) increased payments on capital lease obligations related to equipment purchases. In the nine-month period ended September 30, 2004, the Company had net borrowings of $0.5 million under the equipment line under the Credit Facility whereas in the nine-month period ended September 30, 2003, the Company had net repayments of $1.3 million under the Credit Facility.

     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of September 30, 2004 and 2003, were 52 days and 45 days, respectively.

     Deferred revenue was $25.8 million at September 30, 2004 as compared to $24.6 million at December 31, 2003. The increase of $1.2 million in deferred revenue was primarily attributable to the growth in the Intersourcing business.

     On May 12, 2004, the Company entered into a definitive agreement to sell 1,398,182 newly issued shares of its Common Stock to three institutional investors in a private placement for gross proceeds of approximately $15.4 million (the “Recent Capital Raised”). These shares of Common Stock were sold at $11.00 per share. After deducting commissions and other stock issuance costs, the Company received approximately $14.4 million. The Company is using the net proceeds from the Recent Capital Raised for general corporate purposes, including working capital and funding the Company’s transition from a license model to a business model with a higher percentage of recurring revenues. The Company filed a registration statement with the Securities and Exchange Commission on Form S-3 (Registration No. 333-115894) covering resales of the Common Stock by investors, which registration statement was declared effective on June 25, 2004.

     In November 2001, the Company entered into a $5.0 million revolving line of credit (the “Credit Facility”) with Silicon Valley Bank. The Credit Facility, as amended, expires on May 27, 2005 and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company’s eligible accounts receivable not to exceed $3.0 million (the “Revolving Note”), as defined, stand-by letters of credit for up to $0.5 million as a component of the Revolving Note and financing for eligible equipment purchases for up to $2.0 million with additional limits for software purchases (the “Equipment Term Note”). The Equipment Term Note is payable in 36 equal monthly installments, plus interest at Prime Rate plus 1%. The maximum amount available under the Credit Facility is $5.0 million. At September 30, 2004, $4.5 million was available for borrowing under the Credit Facility with $0.5 million outstanding under the Equipment Term Note.

     Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of current assets to current liabilities, excluding deferred revenue) of 1.75 to 1.0 and certain quarterly revenue levels as of the end of each quarter, as provided in the Credit Facility, as amended. As of September 30, 2004, the Company was in compliance with all covenants included in the terms of the Credit Facility.

     The Company believes that cash and cash equivalents and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

     Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Interest on the Credit Facility, as amended, which expires on May 27, 2005, is based on Prime Rate plus 1.0% per annum. As of September 30, 2004, the Company had borrowings of $0.5 million under the Credit Facility. Changes in the respective amounts of funds invested, fund borrowed or the applicable interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents, as well as interest expense on borrowings under the Credit Facility.

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

Part II – Other Information

ITEM 5.	Other Information

     On October 20, 2004, the Company entered into a definitive agreement to purchase an office building located adjacent to its current corporate headquarters in Weston, Florida, for a total of $1.3 million. The acquisition is expected to close on or about December 1, 2004. The available square footage (i.e., approximately 5,000 square feet) in the building to be acquired will be used principally as office space for certain existing employees of the Company.

ITEM 6.	Exhibits

     (a) Exhibits

Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.
Date: November 8, 2004	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)