Form 10-K
period 2004-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2005-03-10
CIK 1016125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Title of Class:
Common Stock, par value $.01 per share
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
      The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2004 was approximately $185.8 million.
      As of February 18, 2005, there were 22,558,866 shares of the Registrant’s Common Stock, par value $.01, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE ULTIMATE SOFTWARE GROUP, INC.

PART I
      This Annual Report on Form 10-K (the “Form 10-K”) of The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in the Company’s filings with the Securities and Exchange Commission. Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including Exhibit 99.1 hereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
      Ultimate Software’s UltiPro Workforce Management Software (“UltiPro”) is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from recruiting and hiring to compensating and managing benefits to terminating, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s human resources (“HR”) and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a self-service Web portal for executives, managers, administrators, and employees to review and update work-related and personal information. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering managers and staff to analyze workforce trends for better decision making, access critical information quickly and perform routine business activities efficiently.
      UltiPro Workforce Management is marketed both through the Company’s direct sales team as well as through alliances with business service providers (“BSPs”) that market co-branded UltiPro to their customer bases. Ultimate Software’s direct sales team focuses primarily on companies with more than 500 employees and sells UltiPro both as a license model (typically in-house) and a service model (typically hosted and priced on a per-employee-per-month basis). The Company’s BSP alliances focus primarily on companies with under 500 employees and typically sell an Internet solution, which includes UltiPro, priced on a monthly/service basis. In 2004, Ultimate Software extended its BSP program to allow for alliances that target very large corporations, generally those having more than 10,000 employees that the Company’s direct sales force would not see in a typical sales process. When the BSP sells its Internet solution, incorporating UltiPro in the offering, the BSP is obligated to remit a fee to the Company, typically measured on a per-employee-per-month basis and, in some cases, subject to a guaranteed monthly minimum amount.
      UltiPro leverages the Microsoft technology platform, which is recognized in the industry as a cost-effective, reliable and scalable platform. As part of its comprehensive payroll and workforce management solutions, Ultimate Software provides implementation and training services to its customers as well as support services, which have been certified by the Support Center Practices Certification program for six consecutive annual evaluations.
      The Company’s direct sales force markets UltiPro as an in-house human resources, payroll and workforce management solution and alternatively as a hosted offering branded “Intersourcing” (the “Intersourcing Offering”). Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model introduced in 2002, the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a BellSouth data center managed by International Business Machines (“IBM”).
      During 2001, Ultimate Software and Ceridian Corporation (“Ceridian”) reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian markets primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed this offering as the SourceWeb solution, which uses UltiPro software as its core payroll and human resource platform. According to the financial terms of the Original Ceridian Agreement (the “Ceridian Financial Terms”), Ceridian is required (i) to pay the Company a monthly license fee based on the number of employees paid using the licensed software, subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $23.0 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Ceridian retains certain rights to use the software upon termination.
      During December 2004, RSM McGladrey Employer Services (“RSM”), an existing business service provider of Ultimate Software’s, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The Ceridian Financial Terms have not changed as a result of the RSM Acquisition. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in recurring revenues from the Original Ceridian Agreement until its termination.
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
      Recurring revenues consist of maintenance revenues, Intersourcing revenues and subscription revenues from per-employee-per-month (“PEPM”) fees generated by business partners. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s products under software license agreements. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting (defined below) and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering,

Base Hosting and the BSP sales channel are recognized as subscription revenue (a component of recurring revenues in the consolidated statements of operations) as the services are delivered.
      Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for services provided to business service providers, including those related to the Ceridian Services Agreement (defined below) which expired on December 31, 2004, the provision of payroll-related forms and the printing of Form W-2’s for certain customers and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are typically recognized as services are performed. Revenues for the Ceridian Services Agreement were recognized ratably from February 11, 2003 until December 31, 2004 based on the terms of the agreement. Other services are recognized as the services are rendered or as the product is shipped.
      License revenues include revenues from software license agreements for the Company’s products, entered into between the Company and its customers in which the license fees are non-cancellable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenues in the consolidated balance sheets.
      The percentage contribution for each of the three principal sources of revenue was as follows:

	For the Years Ended December 31,

	2004	2003	2002

Revenues:
Recurring	54.2%	48.6%	35.1%
Services	34.6	38.8	42.8
License	11.2	12.6	22.1

Total revenues	100.0%	100.0%	100.0%

Features of UltiPro
      Ultimate Software’s UltiPro is a payroll and workforce management solution designed to offer the following features to its customers:
      Web Workforce Portal. UltiPro includes a Web workforce portal that can serve as a company’s communications hub and the central gateway for business activities. It provides functionality for everyone in the customer’s organization, not just human resources/payroll and finance departments, but also executives, staff managers and individual employees. With UltiPro’s workforce portal, a company’s HR/payroll staff, managers and administrators can complete daily employee administration tasks, administer benefits, manage staff and access reporting in real-time, from one central location. Managers and executives can perform real-time Web queries on their workforce data, access commonly requested reports and analyze workforce statistics and trends on-demand. Employees can review their own pay and benefits information, get questions answered and complete routine updates instantly. HR and other administrators can expedite more than 100 routine business processes such as hiring, rehiring or terminating an employee; inputting salary increases; and changing an employee’s job, division, or department. Ultimate Software believes that UltiPro’s workforce portal can increase administrative efficiencies by providing reporting, staff management processes and business intelligence to management over the Internet and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms and paychecks.
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
      Ease of Use and Navigation. Ultimate Software designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the payroll and workforce management areas. UltiPro uses familiar Internet interface techniques and functions through a Web browser, which the Company believes makes it convenient and easy to use. A customer’s executives, managers, administrators and employees have Web access to manage payroll and employee functions, run reports or find answers to routine questions through an intuitive user interface. The Company refers to this easy navigation as “Two clicks to anywhere.”
      Comprehensive Professional Services and Industry-Specific Expertise. Ultimate Software believes it provides high quality implementation, training and ongoing product and customer support services. Ultimate Software employs approximately 170 people in customer services, which includes the implementation, product support, technical support and training departments. Ultimate Software’s customer support center has received the Support Center Practices (“SCP”) Certification for the sixth consecutive year. The SCP program was created by the Service & Support Professionals Association (SSPA) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate Software employs a dedicated research team to track jurisdictional tax changes to the more than 12,000 tax codes included in UltiPro as well as changes in other employee-related regulations.
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
      Web-Based Technologies and Internet Integration. Ultimate Software supports emerging Web technologies and Internet/extranet connectivity to increase access to and usability of its applications. UltiPro is a Web solution with a back office component for handling such functions as payroll processing, company and system setup, and security. One of the highlights of UltiPro’s technology is the Company’s Distributed Process Management (“DPM”) framework of XML Web Services, a framework that enables business functions to be performed over the Web, and allows different enterprise systems to talk to one another over the Internet. UltiPro’s DPM was designed to automate and distribute HR and payroll processes, for example, entering group time or generating reports, across multiple servers to reduce the amount of time and manual work required. The DPM framework leverages Microsoft’s Component Object Model (COM), eXtensible Markup Language (XML), Simple Object Access Protocol (SOAP), Web Services Definition Language (WSDL) and Microsoft Message Queuing (MSMQ) to improve system speed and performance. The Company believes that the DPM framework makes UltiPro highly scalable to accommodate a high volume of processing requests cost-effectively, particularly for companies that run hundreds or even thousands of payrolls.
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
Ultimate Software Solutions
      Ultimate Software’s core solution, UltiPro Workforce Management, was originally designed for mid-sized enterprise customers, primarily those with 500 to 15,000 employees but is appropriate for and is used by both smaller and larger organizations. Ultimate Software also offers the “Powered by UltiPro” BSP Solution (the “BSP Solution”) with Internet Payroll to business services providers that have relationships with smaller organizations, typically those with fewer than 500 employees and, since 2004, is now available to BSPs to use for very large corporations.
UltiPro Workforce Management Software (“UltiPro”)
      UltiPro Workforce Management is designed to provide customers the functionality they need to manage every aspect of the employee life cycle in one place, from recruiting and hiring to compensating and managing benefits to terminating, whether a customer’s processes are centralized at headquarters or managed by multiple divisions or branch offices. UltiPro’s HR and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer’s gateway for its workforce to access company-related activities. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities more efficiently.
      UltiPro Workforce includes, but is not limited to, the following functionality:
      UltiPro’s Workforce Portal. UltiPro’s workforce portal can act as the gateway for a company’s executives, management team, HR/payroll staff, administrators, and employees to business activities. Ultimate Software believes that UltiPro’s workforce portal allows its customers to improve service to their employees through better communications and save time because managers and administrators can complete hundreds of common employee-related tasks, including administering benefits, managing staff and accessing reporting and business intelligence in real-time, from one central location.
      eManager Self-Service. As authorized, managers have self-service access to staff information such as salary, compensation history, key dates and emergency contacts, with reporting and workforce analysis tools to facilitate decision-making. A customer’s managers can view and update staff information, manage department activities, post job openings, leverage recruiting and hiring tools, and perform Web queries on workforce data. UltiPro’s document management features can be used to house and categorize employee-related documents such as drivers’ licenses, consent forms, and completed I-9s with required identification. Administrators and managers have the ability to attach Microsoft Word documents, PDFs, JPEG files, spreadsheets, or any other file types supported by Microsoft Internet Explorer to employee files. The documents can be grouped and sorted to individual requirements, as necessary.
      eEmployee Self-Service. UltiPro eEmployee Self-Service gives a customer’s employees immediate security-protected access to view their own paycheck details and benefits summaries, frequently used forms and company information. They can also update personal information such as address, phone number, emergency contacts and skills; change preferences such as direct deposit accounts and benefits selections; make routine requests such as asking for vacation time; and enroll in training.
      eAdministration. UltiPro’s eAdministration includes eWork Events, eStandard Reporting, and eSystem Administration. eWork Events enables users to authorize HR/payroll staff, managers or supervisors to make updates on the Web through more than 100 pre-defined workflow processes to expedite business activities such as hiring an employee or inputting a salary increase. eStandard Reporting allows authorized managers or

HR/payroll staff to run standard UltiPro reports, including upcoming performance reviews, headcount reports, average salary reports, government compliance reports, general ledger reporting, and other point-in-time HR/payroll reports from the Web without requiring the time of central HR/payroll or IT staff. eSystem Administration was designed for the non-technical user to administer UltiPro’s roles-based security, built-in workflow and system business rules, as well as enable system administrators to post company communications, link to external Web sites from the UltiPro portal, and, through UltiPro’s ePalette feature, select the colors of UltiPro’s Web pages to match the customer’s own company image.
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
      UltiPro Business Intelligence. Using UltiPro’s Business Intelligence tools, customers can provide their managers and executives with Web access to workforce-related reports, workforce analytics and point-in-time reporting, without installing reporting software on users’ PCs or writing custom reports. With UltiPro Business Intelligence, users can run and print pre-formatted reports for the executive team or run instant queries on the Web for answers to routine questions. UltiPro Business Intelligence also delivers workforce analytics to enable managers to evaluate workforce trends strategically on topics such as compensation, turnover and overtime.
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
      Position Management. UltiPro Position Management helps customers manage their resource budget, measure trends and forecast future needs. Users can manage by full-time employee equivalents and dollars, and evaluate budgeted versus actual numbers. Authorized users can check the status of fund allocations, available open positions and staffing requirements. Because HR and payroll are integrated, reporting on position information for budgeted and actual does not require multiple spreadsheets.

      UltiPro Wireless. Ultimate Software recognizes the mobile workforce today and delivers a wireless application geared for today’s mobile employees, managers, administrators and executives. UltiPro Wireless provides employees with access to their paycheck details and company directory via a wireless device. Managers can elect to receive wireless notifications for workflow events requiring their approval (such as an employee vacation request).
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
“Powered by UltiPro” BSP Solution (the “BSP Solution”)
      “Powered by UltiPro” BSP Solution is designed for and primarily marketed to business service providers that have relationships with smaller organizations, those with fewer than 500 employees. The BSP Solution enables business service providers to deliver Web-based workforce management and payroll services to their customers and Web-access for their customers’ employees to view their paycheck and basic benefits information. In 2004, Ultimate Software extended its BSP program to allow BSPs that target very large corporations to use UltiPro as part of an HR Outsourcing offering. The very large corporations targeted in this type of offering, generally having more than 10,000 employees would be those that Ultimate Software’s direct sales force would not typically see in the sales process. Business service providers have the opportunity to co-brand UltiPro and to price their offerings on a per-employee-per-month or other monthly basis.
      The BSP Solution has been packaged to be easy to use and convenient for smaller companies and is appropriate for larger companies as well. For the small company market, companies with less than 500 employees, the BSP Solution leverages select functionality from UltiPro Workforce Management, and have a specially designed Web browser interface for payroll administrators to sign up their businesses for the service, enter employee hours worked and submit payroll. If there are no changes to employees’ standard paycheck information, submitting a payroll generally can be done in less than a minute by clicking an icon. With changes, the process generally can take several minutes. The initial process of registering for Web payroll services generally takes less than an hour if the administrator has all the appropriate data available for entry. To ensure the process is rapid and easy for registrants, there is a checklist online with what they need before beginning the signup process. Through a secure, password-protected login, employees can view their current paycheck and direct deposit details, paycheck history, and benefits details such as medical, dental and 401(k) deductions.
Intersourcing Offering
      In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a BellSouth data center managed by IBM (the “Intersourcing Offering”). Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis (“Base Hosting”). Hosting services, typically available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications and are priced on a per-employee-per-month basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data center.
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
Research and Development Activities
      Ultimate Software incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of its business. Such research and development expenses are for enhancements and future betterments to the Company’s existing products and for the development of new products. During 2004, 2003 and 2002, the Company spent $18.3 million, $18.2 million and $17.7 million, respectively, on research and development activities, which corresponds with the related amounts expensed in the consolidated statements of operations during those periods. There were no software costs capitalized in 2004, 2003 or 2002.
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
      Ultimate Software has an experienced team of system and functional consultants that are dedicated to assisting customers with rapid implementations. In addition, Ultimate Software provides its customers with the opportunity to participate in formal training programs conducted by its education services team. Training programs are designed to increase customers’ ability to use the full functionality of the product, thereby maximizing the value of customers’ investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, customizing the system and creating custom reports. The Company maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; and at its headquarters in Weston, Florida. In addition to offering classes at these facilities, the Company conducts Web-based training and on-site training at customer facilities. After customers have implemented UltiPro and have been turned over to the Company’s customer support and maintenance program, the Company assigns a customer relationship manager to the account to assist customers on an ongoing basis with special projects, including enhancing their existing systems, managing upgrades and writing custom reports. These services, like all of the Company’s professional services, are typically billed on a time and materials basis.
      Customer Support and Maintenance. Ultimate Software offers comprehensive technical support and maintenance services, which have historically been purchased by all of its customers. Ultimate Software’s customer support center has received the Support Center Practices Certification sponsored by the Service Strategies Corporation (SSC) for the sixth consecutive year. This certification recognizes companies that “deliver exceptional service and support to their customers.” Ultimate Software’s customer support services include: software updates that reflect tax and other legislative changes; telephone support 24 hours a day, 7 days a week; unlimited access to the Company’s employee tax center on the World Wide Web; seminars on year-end closing procedures; and periodic newswires. In addition, the Company’s customer support services team maintains a support Web site for its customers and individual representatives attend user-organized user group meetings on a routine basis throughout the United States.

Customers
      As of December 31, 2004, Ultimate Software had licensed its software to more than 1,200 customers that represent approximately 5,000 companies serving in excess of 2 million employees. Ultimate Software’s customers operate in a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and services. During 2004 and 2003, one of the Company’s customers, Ceridian, accounted for 16% and 17%, respectively, of total revenues. Ceridian did not account for more than 10% of total revenues in 2002. No other customer accounted for more than 10% of total revenues in 2004, 2003 or 2002.
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
      Business Service Provider (BSP) Network. The BSP network is a co-branding alliance strategy that enables BSPs to co-brand and market UltiPro and/or the BSP Solution primarily to businesses with fewer than 500 employees and, since 2004, is available for very large companies, generally those having more than 10,000 employees, as well. The goal of the program is to extend the Company’s market penetration in markets where the Company’s direct sales force does not have a significant presence and to build a recurring revenue stream through per-employee-per-month pricing.
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
      As is common in the software industry, the Company from time to time may become aware of third-party claims of infringement by the Company’s products of third-party proprietary rights. While the Company is not currently subject to any such claim, the Company’s software products may increasingly be subject to such claims as the number of products and competitors in the Company’s industry segments grows and the functionality of products overlaps and as the issuance of software patents becomes increasingly common. Any such claim, with or without merit, could result in significant litigation costs and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company’s business, operating results and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable by the Company or at all.
Competition
      The market for the Company’s products is highly competitive. The Company’s products compete primarily on the basis of technology, delivered functionality and price/performance.
      Ultimate Software’s competitors include (i) large service bureaus, primarily ADP and, to a lesser extent, Ceridian; (ii) companies, such as PeopleSoft/ Oracle and Kronos, that offer human resource management and payroll (“HRMS/payroll”) software products for use on mainframes, client/server environments and/or Web servers; and (iii) the internal payroll/human resources departments of potential customers which use custom-written software. Many of the Company’s competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s prospective customers.
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
Backlog
      Backlog consists of Intersourcing and Base Hosting services sold under signed contracts for which the services have not yet been delivered. At December 31, 2004, the Company had backlog of $26.4 million compared to $17.9 million as of December 31, 2003. The Company expects to fill $12.4 million of the backlog during 2005. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.
Employees
      As of December 31, 2004, the Company employed 456 persons, including 65 in sales and marketing, 110 in professional services, 158 in research and development, 61 in customer support and 62 in finance, information technology and administration. The Company believes that its relations with employees are good. However, competition for qualified personnel in the Company’s industry is generally intense and the management of the Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.
Available Information
      The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports and any registration statements, included but not limited to, Form S-3 are available free of charge on our Internet website at www.ultimatesoftware.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Information contained on Ultimate Software’s website is not part of this report.
Item 2. Properties
      Ultimate Software’s corporate headquarters, including its principal administrative, marketing, engineering and support operations, are located in three adjacent office buildings in Weston, Florida. The Company leases all the available square footage in two buildings, or approximately 61,000 total square feet, under two leases, each expiring in 2017. In December 2004, the Company purchased, with available cash, all the available square footage of an adjacent building that serves as an extension of the Company’s corporate headquarters, with approximately 5,000 square feet. In addition, the Company presently leases office space for its sales operations in Albany, New York; Atlanta, Georgia; Columbia, Maryland; Dallas, Texas; Detroit, Michigan; Millburn, New Jersey; Nashville, Tennessee; Ridgeland, Mississippi; Seal Beach, California; and Schaumburg, Illinois. Sales operations in other locations are not supported by leased office space. The Company believes that its existing facilities are suitable and adequate for its current operations for the next 12 months. The Company further believes that suitable space will be available as needed to accommodate any expansion of its operations on commercially reasonable terms.
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
Item 4. Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
      The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Common Stock, as quoted on the Nasdaq National Market.

	2004		2003

	High	Low	High	Low

First Quarter	$14.150	$8.500	$4.549	$3.060
Second Quarter	14.140	9.900	5.470	3.610
Third Quarter	13.250	9.710	10.190	4.900
Fourth Quarter	13.950	11.670	10.690	8.020
      As of February 18, 2005, the Company had approximately 167 holders of record, representing approximately 2,700 stockholder accounts.
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

Item 6. Selected Financial Data
      The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statement of operations data presented below for each of the years in the three-year period ended December 31, 2004 and the balance sheet data as of December 31, 2004 and 2003 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Form 10-K, which have been audited by KPMG LLP whose report appears elsewhere in this Form 10-K. The statement of operations data below for the years ended December 31, 2001 and December 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from audited consolidated financial statements not included herein.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Recurring	$39,049	$29,344	$19,345	$14,364	$10,520
Services	24,924	23,478	23,634	28,289	27,331
License	8,055	7,594	12,170	16,826	24,103

Total revenues	72,028	60,416	55,149	59,479	61,954

Cost of revenues:
Recurring	11,961	9,495	8,098	5,789	4,957
Services	18,448	17,277	18,267	20,219	20,978
License	993	807	1,163	1,287	1,286

Total cost of revenues	31,402	27,579	27,528	27,295	27,221

Operating expenses:
Sales and marketing	20,630	17,788	17,479	18,261	20,121
Research and development	18,317	18,229	17,675	12,775	15,687
General and administrative	6,806	5,871	6,890	10,065	7,338

Total operating expenses	45,753	41,888	42,044	41,101	43,146

Operating loss	(5,127)	(9,051)	(14,423)	(8,917)	(8,413)
Interest expense	(182)	(221)	(283)	(208)	(311)
Interest and other income	285	103	138	375	320

Net loss	$(5,024)	$(9,169)	$(14,568)	$(8,750)	$(8,404)

Net loss per share — basic and diluted(1)	$(0.23)	$(0.49)	$(0.90)	$(0.55)	$(0.52)

Weighted average number of shares outstanding:
Basic and diluted(1)	21,743	18,738	16,189	15,944	16,075

Balance Sheet Data:
Cash and cash equivalents	$14,766	$13,783	$8,974	$8,464	$7,572
Investments in marketable securities	10,544	–	–	–	–
Total assets	52,546	35,812	31,143	34,251	34,440
Deferred revenue	28,476	24,610	27,815	20,215	9,894
Long-term borrowings, including capital lease obligations	1,231	796	1,206	408	943
Stockholders’ equity (deficit)	13,524	1,661	(7,368)	4,590	13,904

(1)	See Note 2 of the Notes to Consolidated Financial Statements for information regarding the computation of net loss per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in the Company’s filings with the Securities and Exchange Commission. Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including Exhibit 99.1 hereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Summary
      Ultimate Software’s UltiPro Workforce Management Software (“UltiPro”) is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from recruiting and hiring to compensating and managing benefits to terminating, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. The Company’s main sources of revenues include sales from the Intersourcing Offering (defined below), sales of perpetual software licenses for UltiPro (and the related annual maintenance) and sales of services (mostly implementation) related to both Intersourcing and license sales.
      In the past, the Company’s primary business strategy was centered on sales of perpetual software licenses of UltiPro. In an effort to reduce the volatility and unpredictable nature of a business strategy predominantly focused on license sales, the Company introduced Intersourcing as an additional revenue source during 2002.
      In 2002, Ultimate Software began offering hosting services, branded “Intersourcing” by the Company, whereby Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a BellSouth data center managed by IBM. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.
      After the introduction of Intersourcing in mid-2002, the sales mix gradually began to shift towards Intersourcing, especially during 2003 and continuing in 2004. Management believes the shift in sales mix helps to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams. For the last six months of 2003, the sales mix for number of units sold began shifting to favor Intersourcing units over license units, with this shift continuing into 2004. During the year ended December 31, 2004, the sales mix (for new units sold) was comprised of approximately 60% Intersourcing units and 40% license units, which reflected a higher concentration of new Intersourcing units sold compared to the same period of 2003, when the sales mix (for new units sold) was comprised of 55% Intersourcing units and 45% license units. The Company expects the sales mix composition to continue to favor Intersourcing during 2005.
      The financial impact of the shift (from sales of license units to a combination of sales of license units and Intersourcing units) relates to (1) the type of revenue recognized and the timing of recognition; (2) the amount of services revenue recognized; and (3) the timing of cash received from the sale.

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
      Cash is also impacted when an Intersourcing unit is sold instead of a license unit. For a typical license unit sale, the cash due for the license and the first year of annual maintenance is received within 9 months from the contract date. However, when an Intersourcing unit is sold, the cash due from the Intersourcing sale is received over the course of the contract term, typically 24 months. The total cash received from the sale of an average Intersourcing unit sold is usually no less than it would have been if it were a license sale with the main difference pertaining to the period of time in which it is received.
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
      As a result of the Company’s recent transition to a sales mix favoring Intersourcing units, a key financial metric used by the Company in measuring future financial performance is new “annual recurring revenues.” New annual recurring revenues represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time charges); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new business service providers; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during 2004 were $12.0 million as compared to $9.2 million for 2003.
      Another major component of recurring revenues is subscription revenues generated from the Company’s business service provider (“BSP”) channel. The BSP contributing the most revenues from the BSP Channel during each of 2004, 2003 and 2002 was Ceridian Corporation (“Ceridian”) under the Original Ceridian Agreement (defined below). See also “Overview–Original Ceridian Agreement.”
      As previously disclosed, Ultimate Software and Ceridian signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”) an existing business service provider of Ultimate Software’s, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $23.0 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in recurring subscription revenues from the Original Ceridian Agreement until its termination. The earliest date that this agreement can be terminated by either party is March 9, 2008 (except for an uncured material breach). The amount of subscription revenue, a component of recurring revenues, recognized under the Original Ceridian Agreement in 2004, totaling $7.7 million, was the same as that recognized in 2003.
      During 2004 and 2003, Ultimate Software entered into services agreements, as amended and extended from time to time, (individually, the “Ceridian Services Agreement” and collectively, the “Ceridian Services Agreements”), with Ceridian. Under the Ceridian Services Agreements, Ceridian was obligated to pay Ultimate Software a total of $3.3 million and $2.3 million in 2004 and 2003, respectively, payable in equal quarterly installments, in exchange for additional services provided by Ultimate Software during the term of the agreements. The 2003 Ceridian Services Agreement expired effective December 31, 2003 and was recognized on a straight-line basis from February 10, 2003 through December 31, 2003. The 2004 Ceridian Services Agreement, as extended from time to time during 2004, expired on December 31, 2004 and was recognized on a straight-line basis from January 1, 2004 through December 31, 2004. The Company offers and provides certain services to other BSPs.
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
Revenue Recognition
      Sources of revenue for the Company include:

•	Sales of perpetual licenses for UltiPro;

•	Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (“Hosting Services”);

•	Sales of the right to use UltiPro through “Intersourcing” (the “Intersourcing Offering”), which includes Hosting Services;

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro (“Base Hosting”);

•	Sales of services including implementation, training and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to BSPs, including Ceridian through December 31, 2004 pursuant to the Ceridian Services Agreements; and

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from per-employee-per-month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement.
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
      The Residual Method (as defined below) is used to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Undelivered elements in a license arrangement typically include maintenance, training and implementation services (the “Standard Undelivered Elements”). The fair value for maintenance fees is based on the price of the services sold separately, which is determined by the annual renewal rate historically and consistently charged to customers (the “Maintenance Valuation”). Maintenance fees are generally priced as a percentage of the related license fee. The fair value for training services is based on standard pricing (i.e., rate per training day charged to customers for class attendance), taking into consideration stand-alone sales of training services through year-end seminars and historically consistent pricing for such services (the “Training Valuation”). The fair value for implementation services is based on standard pricing (i.e., rate per hour charged to customers for implementation services), taking into consideration stand-alone sales of implementation services through special projects and historically consistent pricing for such services (the “Implementation Valuation”). Under the residual method (the “Residual Method”), the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee attributable to the delivered element, the license fee, is recognized as revenue. If VSOE for one or more undelivered elements does not exist, the revenue is deferred on the entire arrangement until the earlier of the point at which (i) such VSOE does exist or (ii) all elements of the arrangement have been delivered.
      Perpetual licenses of UltiPro sold without Hosting Services typically include a license fee and the Standard Undelivered Elements. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.
      Perpetual licenses of UltiPro sold with Hosting Services typically include a license fee, the Standard Undelivered Elements and Hosting Services. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. Hosting Services are delivered to customers on a PEPM basis over the term of the related customer contract (“Hosting PEPM Services”). Upfront fees charged to customers represent fees for the hosting infrastructure, including hardware costs, third-party license fees and other upfront costs incurred by the Company in relation to providing such services (“Hosting Upfront Fees”). Hosting PEPM Services and Hosting Upfront Fees (collectively, “Hosting Services”) represent undelivered elements in the arrangement since their delivery is over the course of the related contract term. The fair value for Hosting Services is based on standard pricing (i.e., rate charged per-employee-per-month), taking into consideration stand-alone sales of Hosting Services through the sale of such services to existing customers (i.e., those who already own the UltiPro perpetual license at the time Hosting Services are sold to them) and historically consistent pricing for such services (the “Hosting Valuation”). The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.
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
      The elements that typically exist in Intersourcing arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of UltiPro). The pricing for hosting services, the right to use UltiPro and maintenance of UltiPro is bundled (the “Bundled Elements”). Since these three Bundled Elements are components of recurring revenues in the consolidated statements of operations, allocation of fair values to each of the three elements is not necessary and they are not reported separately. Fair value for the Bundled Elements, as a whole, is based upon evidence provided by the Company’s pricing for Intersourcing arrangements sold separately. The Bundled Elements are provided on an ongoing basis and represent undelivered elements under EITF 00-21; they are recognized on a monthly basis as the services are performed, once the customer has begun to process payrolls used to pay its employees (i.e., goes “Live”).
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
Sales of Base Hosting Services
      Subscription revenues generated from Base Hosting are recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software that Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing hosting services subsequently in a separate transaction whereas, with Intersourcing, the customer is purchasing the right to use (not license) UltiPro. Implementation services provided for Base Hosting arrangements are substantially less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based on the Hosting Valuation. The fair value for implementation services is based on standard pricing (i.e., rate per hour charged to customers for implementation services), taking into consideration stand-alone sales of implementation services through special projects and historically consistent pricing for such services (the “Implementation Valuation”). Fair value for implementation services is assigned in accordance with guidelines provided by SOP 97-2 based on the Implementation Valuation.

Services, including Implementation and Training Services
      Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including those related to the Ceridian Services Agreements through December 31, 2004, the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement.
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
Recurring Revenues
      Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. In the cases of Intersourcing and Base Hosting sales, amortization of the upfront fees commences when the customer processes its first Live payroll, which typically occurs four to six months after the sale, and extends until the end of the contract period. In the case of BSP channel sales, amortization of the upfront fee typically commences when the contract is signed, which is when the BSP’s rights under the agreement begin, continuing until the contract term ends. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $23.0 million received to date.
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
      Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a per-employee-per-month basis and, in several cases, is subject to a guaranteed monthly minimum amount for the term of the related agreement. Revenue is recognized on a per-employee-per-month basis. To the extent the BSP pays the Company a one-time upfront fee, the Company accounts for such fee by recognizing it as subscription revenue over the minimum term of the related agreement.

      The Company recognizes revenue in accordance with the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) and the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). Management believes the Company is currently in compliance in all material aspects with the current provisions set forth in SOP 97-2, SOP 98-9, EITF 00-21, EITF 00-3, SAB No. 101 and SAB No. 104.
Concentration of Revenues
      During the years ended December 31, 2004 and 2003, Ceridian accounted for 15.5% and 16.6%, respectively, of total revenues. Ceridian did not account for more than 10% of total revenues in 2002. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. The Ceridian Services Agreements, under which services revenues were recognized in 2004 and 2003, have terminated and no further services revenues will be recognized with respect to them. See Note 3 of the Notes to Consolidated Financial Statements.
      The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Recurring revenues	10.9%	12.8%	4.8%
Services revenues	4.6	3.8	—

Total revenues	15.5%	16.6%	4.8%

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
      Ultimate Software’s UltiPro Workforce Management Software (“UltiPro”) is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from recruiting and hiring to compensating and managing benefits to terminating, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s human resources (“HR”) and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a self-service Web portal for executives, managers, administrators, and employees to review and update work-related and personal information. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities efficiently.
      UltiPro is marketed both through the Company’s direct sales team as well as through alliances with business service providers (“BSPs”) that market co-branded UltiPro to their customer bases. Ultimate Software’s direct sales team focuses primarily on companies with more than 500 employees and sells both a license model (typically in-house) and a service model (typically hosted and priced on a per-employee-per-

month basis). The Company’s BSP alliances focus primarily on companies with under 500 employees and, since 2004, very large companies, generally those with over 10,000 employees, as well. The Company’s BSP alliances typically sell an Internet solution, which includes UltiPro, priced on a monthly/service basis. When the BSP sells its Internet solution, incorporating UltiPro in the offering, the BSP is obligated to remit a fee to the Company, typically measured on a per-employee-per-month basis and, in some cases, subject to a guaranteed monthly minimum amount.
      The Company’s direct sales force markets UltiPro as an in-house human resources, payroll and workforce management solution and alternatively as a hosted offering branded “Intersourcing” (the “Intersourcing Offering”). Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model introduced in 2002, the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a BellSouth data center managed by International Business Machines (“IBM”).
Intersourcing Offering
      In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a BellSouth data center, which is managed by IBM. Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis. Hosting services, typically available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the IT support requirements of their business applications and are priced on a per-employee-per-month basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data center.
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
Original Ceridian Agreement
      During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian can market primarily to businesses with under 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb.
      Under the agreement, Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The maximum monthly payment is $1.0 million, subject to increases of 5% per annum, compounded. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $23.0 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Ceridian retains certain rights to use the software upon termination.
      During December 2004, RSM McGladrey Employer Services (“RSM”), an existing business service provider of Ultimate Software’s, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in recurring subscription revenues from the Original Ceridian Agreement until its termination.
Ceridian Services Agreements
      On April 7, 2004, the Company and Ceridian extended their services agreement, which expired on December 31, 2003 (the “Extended Ceridian Services Agreement”). Under the Extended Ceridian Services Agreement, which was effective January 1, 2004 through September 30, 2004, Ceridian was obligated to pay Ultimate Software a total of $2.5 million in three equal installments in exchange for services provided by Ultimate Software during the term of that agreement. All three installment payments due under the Extended Services Agreement were received by the Company through July 2004. During October 2004, the Extended Ceridian Services Agreement was further extended until December 31, 2004 for a fee of $0.8 million, received in a single installment in November 2004. Services revenue from the Extended Ceridian Services Agreement was recognized on a straight-line basis from January 1, 2004 through December 31, 2004. The Extended Ceridian Services Agreement expired on December 31, 2004 and was not renewed. The Company offers and provides certain services to other BSPs.
Results of Operations
      The following table sets forth the Statements of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Years Ended
	December 31,

	2004	2003	2002

Revenues:
Recurring	54.2%	48.6%	35.1%
Services	34.6	38.8	42.8
License	11.2	12.6	22.1

Total revenues	100.0	100.0	100.0

Cost of revenues:
Recurring	16.6	15.7	14.7
Services	25.6	28.6	33.1
License	1.4	1.3	2.1

Total cost of revenues	43.6	45.6	49.9

Operating expenses:
Sales and marketing	28.7	29.4	31.7
Research and development	25.4	30.2	32.1
General and administrative	9.4	9.7	12.5

Total operating expenses	63.5	69.3	76.3
Operating loss	(7.1)	(14.9)	(26.2)
Interest expense	(0.3)	(0.4)	(0.5)
Interest and other income	0.4	0.2	0.3

Net loss	(7.0)%	(15.1)%	(26.4)%

Comparison of Fiscal Years Ended December 31, 2004 and 2003
Revenues
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
      Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for services provided to BSPs, including those related to the Ceridian Services Agreement (which expired on December 31, 2004), the provision of payroll-related forms and the printing of Form W-2’s for certain customers and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Revenues for the Ceridian Services Agreement were recognized ratably based on the terms of the agreement, from January 1, 2004 through December 31, 2004. Other services are recognized as the product is shipped or as the services are rendered.
      License revenues include revenues from software license agreements for the Company’s products, entered into between the Company and its customers in which the license fees are non-cancelable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenues in the consolidated balance sheets.
      Total revenues, consisting of recurring, services and license revenues, increased 19.2% to $72.0 million for 2004 from $60.4 million for 2003.
      Recurring revenues increased 33.1% to $39.0 million for 2004 from $29.3 million for 2003 primarily due to a total increase of $6.5 million in revenues generated from the Intersourcing Offering resulting from incremental Intersourcing units sold and an increase in the number of Intersourcing customers that processed their first live payroll during 2004 combined with additional maintenance revenues generated from incremental licenses sold. Recurring subscription revenues recognized in 2004 from the Original Ceridian Agreement, totaling $7.7 million, were the same as in 2003. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month have been recognized, and are expected to be recognized, over the minimum term of the contract. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Future recurring revenues to be recognized from the Original Ceridian Agreement are expected to be comparable to 2004, or $7.7 million per year through March 9, 2008. The impact on recurring revenues for units sold under the Intersourcing Offering (as opposed to the impact on license revenues for licensed units sold) is expected to be gradual, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts. The Company believes that a combination of units sold under the Intersourcing Offering and regular licensed units sold will provide a more predictable business model in the future.
      Services revenues increased 6.2% to $24.9 million for 2004 from $23.5 million for 2003 primarily as a result of an increase of $1.1 million in services revenue generated from the Extended Ceridian Services

Agreement and an increase of $0.5 million in implementation revenues, partially offset by a decrease of $0.3 million in certain reimbursable out-of-pocket expenses.
      License revenues increased 6.1% to $8.0 million for 2004 from $7.6 million for 2003 primarily due to a higher average selling price in 2004 as unit sales were comparable.
Cost of Revenues
      Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms, costs associated with certain reimbursable out-of-pocket expenses, discussed below, and costs to support additional services provided to BSPs. Cost of license revenues primarily consists of fees payable to a third-party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. UltiPro includes third-party software for enhanced report writing purposes. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years.
      Cost of recurring revenues increased 26.0% to $12.0 million for 2004 from $9.5 million for 2003. The $2.5 million increase in cost of recurring revenue for 2004 was attributable to additional costs associated with the growth in the Intersourcing Offering, including labor costs, depreciation and amortization of related computer equipment and costs associated with the BellSouth data center. As a percentage of recurring revenues, cost of recurring revenues decreased to 30.6% for 2004 from 32.4% for 2003 primarily due to the absorption of these expenses in an expanded recurring revenue base.
      Cost of services revenues increased 6.8% to $18.4 million for 2004 from $17.3 million for 2003 primarily as a result of increased costs to provide additional services to BSPs, principally labor-related, and higher implementation and training costs, partially offset by a decrease in certain reimbursable out-of-pocket expenses. Cost of services revenues, as a percentage of services revenues, increased to 74.0% for 2004 from 73.6% for 2003 primarily as a result of higher expenses.
      Cost of license revenues increased 23% to $1.0 million for 2004 from $0.8 million for 2003. The increase in cost of license revenues for 2004 was due to increased labor costs and additional third-party royalty fees, partially offset by a reduction in the amortization of capitalized software. Capitalized software impacting the cost of license revenues were fully amortized as of July 31, 2004. As a percentage of license revenues, cost of license revenues increased to 12.3% for 2004 from 10.6% for 2003 primarily as a result of a disproportionate increase in the cost of licenses in comparison to the increase in the license revenue base. Cost of license revenues, as a percentage of license revenues, generally fluctuates from period to period principally due to the mix of sales of software products which generate third-party license fees in each period and fluctuations in revenues contrasted with fixed expenses such as labor costs and the amortization of capitalized software.
Sales and Marketing
      Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 16.0% to $20.6 million for 2004 from $17.8 million for 2003. The increase in sales and marketing expenses was primarily due to a $2.3 million increase in labor costs and, to a lesser extent, an increase in advertising and marketing costs of $0.5 million. The main contributing factors for the increase in labor costs in 2004 were sales commissions and salaries, benefits and travel costs. The increase in sales commissions was predominantly related to the increase in recurring revenues from Intersourcing, which are amortized over the initial term of the contracts, usually two years, commencing when the customer processes its first Live payroll. The addition of personnel to the sales infrastructure during the three months ended September 30, 2003 was the primary cause for the increase in salaries, benefits and travel costs in 2004.
Research and Development
      Research and development expenses consist primarily of software development personnel costs. Research and development expenses of $18.3 million in 2004 were consistent with expenses of $18.2 million in 2003 with 2004 labor costs increasing slightly over 2003.
General and Administrative
      General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 15.9% to $6.8 million for 2004 from $5.9 million for 2003 primarily due to an increase of $0.6 million principally related to additional external professional fees associated with Sarbanes-Oxley Section 404 compliance and an increase of $0.2 million in the provision for doubtful accounts.
Interest Expense
      Interest expense decreased 17.6% to $182,000 for 2004 from $221,000 for 2003 primarily due to the reduction in borrowings from the Credit Facility, defined below.
Interest and Other Income
      Interest and other income increased 176.7% to $285,000 for 2004 from $103,000 for 2003 primarily due to interest income on cash available for investments.
Provision for Income Taxes
      No provision or benefit for Federal, state or foreign income taxes was made for 2004 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2004, expiring at various times through the year 2024 and which are available to offset future taxable income, were $62.9 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.
Comparison of Fiscal Years Ended December 31, 2003 and 2002
Revenues
      Total revenues, consisting of recurring, services and license revenues, increased to $60.4 million for 2003 from $55.1 million for 2002.
      Recurring revenues increased 51.7% to $29.3 million for 2003 from $19.3 million for 2002 primarily due to an increase of $5.0 million in subscription revenues recognized under the Original Ceridian Agreement, and a $4.7 million increase in recurring revenues generated from the Intersourcing Offering resulting from additional Intersourcing units sold and maintenance revenues generated from incremental licenses sold. During 2003, there was an increase of $5.0 million in recurring revenues from the Original Ceridian Agreement in comparison to 2002. This increase was a result of the duration of revenue recognition in 2003 versus 2002 — in 2003, a full year of recurring revenues was recognized whereas in 2002 slightly more than four months of recurring revenues was recognized. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month have been, and are expected to be, recognized over the minimum term of the contract, which is expected to extend until March 9, 2008. Future recurring revenues to be recognized from the Original Ceridian Agreement are expected to be comparable to 2003, or $7.7 million per year, through March 9, 2008.

      Services revenues decreased 0.7% to $23.5 million for 2003 from $23.6 million for 2002 primarily as a result of a decrease in implementation revenues of $2.7 million primarily resulting from fewer billable hours in 2003 principally caused by the shift towards Intersourcing units, which generally require less time to implement than license units, partially offset by an increase of $2.3 million in services revenue generated from the Ceridian Services Agreement, which were recognized ratably from February 10, 2003 through December 31, 2003.
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
      Cost of license revenues decreased 30.6% to $0.8 million for 2003 from $1.2 million for 2002. The decrease in cost of license revenues for 2003 was due to lower third-party royalty fees resulting from fewer licensed units sold and a reduction in the amortization of capitalized software. As a percentage of license revenues, cost of license revenues increased to 10.6% for 2003 from 9.6% for 2002 primarily as a result of a decreased license revenue base. Cost of license revenues, as a percentage of license revenues, generally fluctuates from period to period principally due to the mix of sales of software products which generate third-party license fees in each period and fluctuations in revenues contrasted with fixed expenses such as labor costs and the amortization of capitalized software.
Sales and Marketing
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
General and Administrative
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
Quarterly Results of Operations
      The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2004 and 2003. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K.
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

	Quarters Ended

	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2004	2004	2004	2004	2003	2003	2003	2003

	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Recurring	$11,068	$10,075	$9,207	$8,699	$8,005	$7,364	$7,114	$6,861
Services	6,907	6,079	6,129	5,809	6,667	5,440	5,043	6,328
License	2,533	2,011	2,114	1,397	1,811	2,506	2,064	1,213

Total revenues	20,508	18,165	17,450	15,905	16,483	15,310	14,221	14,402

Cost of revenues:
Recurring	3,019	3,103	2,957	2,882	2,624	2,305	2,275	2,291
Services	5,051	4,283	4,457	4,657	4,744	4,041	4,057	4,435
License	162	288	270	273	145	182	237	243

Total cost of revenues	8,232	7,674	7,684	7,812	7,513	6,528	6,569	6,969

Operating expenses:
Sales and marketing	5,380	5,158	5,261	4,831	4,991	4,499	4,209	4,089
Research and development	4,414	4,805	4,543	4,555	4,566	4,807	4,527	4,329
General and administrative	1,785	1,894	1,669	1,458	1,480	1,480	1,293	1,618

Total operating expenses	11,579	11,857	11,473	10,844	11,037	10,786	10,029	10,036

Operating income (loss)	697	(1,366)	(1,707)	(2,751)	(2,067)	(2,004)	(2,377)	(2,603)
Interest expense	(49)	(34)	(70)	(29)	(43)	(50)	(75)	(53)
Interest and other income	167	69	34	15	33	34	16	20

Net income (loss)	$815	$(1,331)	$(1,743)	$(2,765)	$(2,077)	$(2,020)	$(2,436)	$(2,636)

Weighted average shares outstanding:
Basic	22,447	22,353	21,479	20,680	20,550	20,110	17,515	16,718

Diluted	25,221	22,353	21,479	20,680	20,550	20,110	17,515	16,718

Net earnings (loss) per share: Basic	$0.04	$(0.06)	$(0.08)	$(0.13)	$(0.10)	$(0.10)	$(0.14)	$(0.16)

Diluted	$0.03	$(0.06)	$(0.08)	$(0.13)	$(0.10)	$(0.10)	$(0.14)	$(0.16)

Liquidity and Capital Resources
      The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.
      As of December 31, 2004, the Company had $25.3 million in cash, cash equivalents and investments in marketable securities, reflecting a net increase of $11.5 million since December 31, 2003. As of December 31, 2004, the Company had working capital of $3.7 million as compared to a working capital deficit of $5.2 million as of December 31, 2003. The increase in working capital resulted primarily from the additional equity raised in 2004, partially offset by the funding of operations.
      Net cash provided by operating activities was $0.3 million for 2004 as compared to net cash used in operating activities of $8.7 million for 2003. The increase in net cash provided by operating activities was primarily due to cash received from Ceridian of $5.5 million, in accordance with the payment terms of the

Original Ceridian Agreement, partially offset by an increase in accounts receivable. In February 2002, the Company received $6.0 million from Ceridian as a prepayment by Ceridian of minimum guaranteed payments for 2003 due to the Company pursuant to the Original Ceridian Agreement, as amended from time to time, and the Company received $0.5 million in September 2002 for the early delivery of the general release, UltiPro 6.0 (also known as “Evolution”). During 2003, the Company did not receive any cash from Ceridian under the Original Ceridian Agreement. Guaranteed minimum payments from Ceridian under the Original Ceridian Agreement of $500,000 per month resumed effective January 1, 2004. As of the date of this Form 10-K, the Company has received $1.0 million from Ceridian during 2005 pursuant to the payment terms of the Original Ceridian Agreement. In addition, during 2004, the Company received an additional $0.8 million from Ceridian pursuant to the Extended Ceridian Services Agreement, which expired on December 31, 2004.
      Net cash used in investing activities was $15.3 million for 2004 as compared to $2.3 million for 2003. The increase in net cash used in investing activities was primarily due to investing in marketable securities available-for-sale and an increase in purchases of property and equipment, including additional equipment purchases associated with the Intersourcing operations and the cash purchase in December 2004 of a 5,000 square foot building adjacent to the Company’s headquarters which is being used to accommodate the growth in the Company’s operations, partially offset by decrease in acquisitions.
      Net cash provided by financing activities was $16.0 million for 2004 as compared to $15.8 million for 2003. The increase in net cash provided by financing activities in 2004 as compared to 2003 was primarily related to increased borrowings under the equipment line of the Credit Facility, partially offset by a $1.6 million decrease in net proceeds from issuances of the Company’s common stock, $0.01 par value per share (“Common Stock”) due to the combination of lower net proceeds from private sales of Common Stock and higher net proceeds from exercises of options to purchase Common Stock. For the year ended December 31, 2004, the Company had net borrowings of $0.4 million under the equipment line under the Credit Facility whereas in the year ended December 31, 2003, the Company had net repayments of $1.3 million under the Credit Facility.
      Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of December 31, 2004 and 2003, were 57 days and 52 days, respectively. The increase in DSO’s as of December 31, 2004 was the result of an increase in accounts receivable attributable to higher license sales and certain BSP sales.
      Deferred revenue was $28.5 million at December 31, 2004 as compared to $24.6 million at December 31, 2003. The increase of $3.9 million in deferred revenue was primarily due to the combination of higher deferred Intersourcing revenues which are recognized over the term of the related contract and higher deferred revenue from several new BSP sales which are also recognized over the related contract term, partially offset by non-cash amortization of $1.7 million under the Original Ceridian Agreement.
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
      In addition to the July 16, 2003 private placement, during 2003 the Company sold an aggregate of 1,708,000 newly issued shares of Common Stock and warrants to purchase 170,800 shares of Common Stock at $4 per share to a group of investors, including Ceridian and some existing shareholders, for gross proceeds of $6.8 million.
      The Company’s primary motive for raising additional capital in 2004 and 2003 was to fund the transition in its business model which shifts some of its UltiPro unit sales to Intersourcing. Management believes the shift in sales mix helps to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, providing visibility for the future and enhancing the predictability of future revenue streams.
      In November 2001, the Company entered into a $5.0 million revolving line of credit (the “Credit Facility”) with Silicon Valley Bank. The Credit Facility, as amended, expires on May 27, 2005 and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company’s eligible accounts receivable not to exceed $3.0 million (the “Revolving Note”), as defined, stand-by letters of credit for up to $0.5 million as a component of the Revolving Note and financing for eligible equipment purchases for up to $2.0 million with additional limits for software purchases (the “Equipment Term Note”). The Equipment Term Note is payable in 36 equal monthly installments, plus interest at Prime Rate plus 1%. The maximum amount available under the Credit Facility is $5.0 million. At December 31, 2004, $4.5 million was available for borrowing under the Credit Facility with $0.4 million outstanding under the Equipment Term Note.
      Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of current assets to current liabilities, excluding deferred revenue) of 1.75 to 1.0 and certain quarterly revenue levels as of the end of each quarter, as provided in the Credit Facility, as amended. As of December 31, 2004, the Company was in compliance with all covenants included in the terms of the Credit Facility.
      The Company believes that cash and cash equivalents and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
Recent Accounting Literature
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 in Note 2 of the Notes to Consolidated Financial Statements.
      In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial statements.
Off-Balance Sheet Arrangements
      The Company does not have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
      As of December 31, 2004, the Company’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Capital lease obligations (1)	$1,967	$990	$824	$153	$—
Other long-term obligations (2)	17,167	1,775	3,208	2,968	9,216
Purchase obligations (3)	—	—	—	—	—
Other long-term liabilities (4)	449	—	449	—	—

Total contractual cash obligations	$19,583	$2,765	$4,481	$3,121	$9,216

(1)	The Company leases certain equipment under non-cancellable agreements, which are accounted for as capital leases and expire at various dates through 2006. See Note 9 of the Notes to Consolidated Financial Statements for information regarding capital lease obligations.

(2)	The Company leases corporate office space and certain equipment under non-cancellable operating lease agreements expiring at various dates. See Note 13 of the Notes to Consolidated Financial Statements for information regarding operating lease obligations.

(3)	Purchase orders or contracts for the purchase of goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. The Company does not have significant agreements for the purchase of goods or services specifying minimum quantities or set prices.

(4)	The Company has a $5.0 million revolving line of credit (the “Credit Facility”) that expires on May 27, 2005. As of December 31, 2004, $0.4 million was outstanding under the Equipment Term Note of the Credit Facility, of which $0.3 million is classified as long-term. See Note 10 of the Notes to Consolidated Financial Statements for information regarding long-term debt. There were no other long-term liabilities, other than those referred to in the table above, which were payable in cash. Other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2004 include deferred revenues which do not represent obligations payable in cash. See Note 2 of the Notes to Consolidated Financial Statements for information regarding deferred revenues.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
      In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rates. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company’s market risks.
      Market risks. The Company manages market risk in accordance with its investment guideline objectives, including:

•	Maximum safety of principal

•	Maintenance of appropriate liquidity for regular cash needs

•	Maximum yields in relationship to guidelines and market conditions

•	Diversification of risks

•	Fiduciary control of all investments
      The Company targets its portfolio to have maturities of twenty-four months or less. Investments are held to enhance the preservation of capital and not for trading purposes.
      Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments include obligations of U.S. government agencies and corporate debt securities with ratings of at least double–A by Moody’s or Standard and Poor, which limits credit risk.
      Interest on the Credit Facility, as amended, which expires on May 28, 2005, is based on Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). As of December 31, 2004, $4.5 million was available for borrowing under the Credit Facility with $0.4 million outstanding under the Equipment Term Note. As of December 31, 2004, total investments in marketable securities were $10.5 million. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents, investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:
      We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
Miami, Florida
March 10, 2005

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,766	$13,783
Accounts receivable, net of allowance for doubtful accounts of $500 and $525 for 2004 and 2003, respectively	12,600	9,292
Short-term investments in marketable securities	8,103	—
Prepaid expenses and other current assets	3,114	2,709

Total current assets	38,583	25,784
Property and equipment, net	9,512	7,188
Capitalized software, net	82	1,234
Long-term investments in marketable securities	2,441	—
Other assets, net	1,928	1,606

Total assets	$52,546	$35,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,202	$2,549
Accrued expenses	6,015	5,378
Current portion of deferred revenue	25,591	22,277
Current portion of long-term debt	170	—
Current portion of capital lease obligations	928	818

Total current liabilities	34,906	31,022
Capital lease obligations, net of current portion	952	796
Long-term debt, net of current portion	279	—
Deferred revenue, net of current portion	2,885	2,333

Total liabilities	39,022	34,151

Commitments and contingencies (Note 13)

Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 22,749,363 and 20,843,935 shares issued in 2004 and 2003, respectively	227	208
Additional paid-in capital	103,643	86,760
Accumulated comprehensive loss	(15)	—
Accumulated deficit	(89,277)	(84,253)

	14,578	2,715
Treasury stock, at cost, 257,647 shares	(1,054)	(1,054)

Total stockholders’ equity	13,524	1,661

Total liabilities and stockholders’ equity	$52,546	$35,812

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Revenues:

Recurring	$39,049	$29,344	$19,345
Services	24,924	23,478	23,634
License	8,055	7,594	12,170

Total revenues	72,028	60,416	55,149

Cost of revenues:

Recurring	11,961	9,495	8,098
Services	18,448	17,277	18,267
License	993	807	1,163

Total cost of revenues	31,402	27,579	27,528

Sales and marketing	20,630	17,788	17,479
Research and development	18,317	18,229	17,675
General and administrative	6,806	5,871	6,890

Total operating expenses	45,753	41,888	42,044

Operating loss	(5,127)	(9,051)	(14,423)

Interest expense	(182)	(221)	(283)
Interest and other income	285	103	138

Net loss	$(5,024)	$(9,169)	$(14,568)

Net loss per share — basic and diluted	$(0.23)	$(0.49)	$(0.90)

Weighted average shares outstanding:
Basic and diluted	21,743	18,738	16,189

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional	Accumulated		Treasury Stock		Total
			Paid-in	Comprehensive	Accumulated			Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity

Balance, December 31, 2001	16,106	$161	$65,808	$—	$(60,516)	211	$(863)	$4,590
Net loss	—	—	—	—	(14,568)	—	—	(14,568)
Issuances of Common Stock from exercise of stock options	7	—	17	—	—	—	—	17
Issuance of Common Stock from private placement	675	7	2,693	—	—	—	—	2,700
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	84	—	—	—	—	84
Purchase of Treasury Stock	—	—	—	—	—	47	(191)	(191)

Balance, December 31, 2002	16,788	168	68,602	—	(75,084)	258	(1,054)	(7,368)
Net loss	—	—	—	—	(9,169)	—	—	(9,169)
Issuances of Common Stock from exercise of stock options and warrant	148	1	571	—	—	—	—	572
Issuance of Common Stock for private placement	3,908	39	17,455	—	—	—	—	17,494
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	132	—	—	—	—	132

Balance, December 31, 2003	20,844	208	86,760	—	(84,253)	258	(1,054)	1,661
Net loss	—	—	—	—	(5,024)	—	—	(5,024)
Unrealized loss on investments in marketable securities available-for-sale	—	—	—	(15)	—	—	—	(15)
Comprehensive loss	—	—	—	—	—	—	—	(5,039)

Issuances of Common Stock from exercise of stock options and warrants	507	5	2,287	—	—	—	—	2,292
Issuance of Common Stock for private placement	1,398	14	14,319	—	—	—	—	14,333
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	141	—	—	—	—	141
Non-cash compensation expense for stock option modifications	—	—	136	—	—	—	—	136
Balance, December 31, 2004	22,749	$227	$103,643	$(15)	$(89,277)	258	$(1,054)	$13,524

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(5,024)	$(9,169)	$(14,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,055	5,032	5,838
Provision for doubtful accounts	419	213	1,657
Non-cash issuances of options to Board to purchase Common Stock for board fees	141	132	84
Non-cash compensation expense for stock option modifications	136	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,727)	876	1,968
Prepaid expenses and other current assets	(405)	(1,436)	(437)
Other assets	(471)	(838)	(138)
Accounts payable	(347)	(144)	792
Accrued expenses	637	(151)	(19)
Deferred revenue	3,866	(3,205)	7,600

Net cash provided by (used in) operating activities	280	(8,690)	2,777

Cash flows from investing activities:
Purchases of marketable securities	(10,560)	—	—
Purchases of property and equipment	(4,695)	(1,953)	(4,263)
Acquisition	—	(350)	—

Net cash used in investing activities	(15,255)	(2,303)	(4,263)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,116)	(918)	(1,876)
Net proceeds from issuances of Common Stock	16,625	18,066	2,717
Net borrowings (repayments) under Credit Facility	449	(1,346)	1,346
Purchases of Treasury Stock	—	—	(191)

Net cash provided by financing activities	15,958	15,802	1,996

Net increase in cash and cash equivalents	983	4,809	510
Cash and cash equivalents, beginning of year	13,783	8,974	8,464

Cash and cash equivalents, end of year	$14,766	$13,783	$8,974

Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$144	$216

Supplemental disclosure of non-cash investing and financing activities:
– The Company entered into capital lease obligations to acquire new equipment totaling $1,382, $1,404 and $1,007 in 2004, 2003 and 2002, respectively
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
Investments in Marketable Securities
      The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method.

      The amortized cost and market value of the Company’s investments in available-for-sale securities at December 31, 2004 are shown in the table below. There were no such investments held at December 31, 2003 or during the fiscal year then ended (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value

Investments in marketable securities:
U.S. government obligations	$5,863	$—	$6	$5,857
Corporate debt securities	4,697	—	10	4,687

	10,560	—	16	10,544

Cash equivalents:
U.S. government obligations	3,631	1	—	3,632
Corporate debt securities	2,520	—	—	2,520

	6,151	1	—	6,152

Total investments, available-for-sale	$16,711	$1	$16	$16,696

      The amortized cost and estimated fair value of the available-for-sale securities by contractual maturity at December 31, 2004 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$14,261	$14,255
Due after one year	2,450	2,441

Total	$16,711	$16,696

Property and Equipment
      Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to twenty years. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease over periods ranging from two to fifteen years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.
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

to business service providers (“BSPs”) in 2004 and 2003,principally Ceridian Corporation (“Ceridian”) pursuant to the Ceridian Services Agreements (defined below); and

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from per-employee-per-month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the business service provider (“BSP”) sales channel, as well as revenues generated from the Original Ceridian Agreement (defined below).

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
      The Company licenses software under non-cancelable license agreements and provides services including maintenance, training and implementation consulting services. In accordance with the provisions of SOP 97-2 license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the consolidated statement of operations until all such criteria are met.
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
      Perpetual licenses of UltiPro sold with Hosting Services typically include a license fee, the Standard Undelivered Elements and Hosting Services. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. Hosting Services are delivered to customers on a PEPM basis over the term of the related customer contract (“Hosting PEPM Services”). Upfront fees charged to customers represent fees for the hosting infrastructure, including hardware costs, third-party license fees and other upfront costs incurred by the Company in relation to providing such services (“Hosting Upfront Fees”). Hosting PEPM Services and Hosting Upfront Fees (collectively, “Hosting Services”) represent undelivered elements in the arrangement since their delivery is over the course of the related contract term. The fair value for Hosting Services is based on standard pricing (i.e., rate charged per-employee-per-month), taking into consideration stand-alone sales of Hosting Services through the sale of such services to existing customers (i.e., those who already own the UltiPro perpetual license at the time Hosting Services are sold to them) and historically consistent pricing for such services (the “Hosting Valuation”). The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.
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
      The elements that typically exist in Intersourcing arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of UltiPro). The pricing for hosting services, the right to use UltiPro and maintenance of UltiPro is bundled (the “Bundled Elements”). Since these three Bundled Elements are components of recurring revenues in the consolidated statements of operations, allocation of fair values to each of the three elements is not necessary and they are not reported separately. Fair value for the Bundled Elements, as a whole, is based upon evidence provided by the Company’s pricing for Intersourcing arrangements sold separately. The Bundled Elements are provided on an ongoing basis and represent undelivered elements under EITF 00-21; they are recognized on a monthly basis as the services are performed, once the customer has begun to process payrolls used to pay its employees (i.e., goes “Live”).
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
Services, including Implementation and Training Services
      Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for services provided to BSPs, including those related to the Ceridian Services Agreements through December 31, 2004, the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement.
      Arrangement fees related to fixed-fee implementation services contracts are recognized using the percentage of completion accounting method, which involves the use of estimates. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete. If a sufficient basis to measure the progress towards completion does not exist, revenue is recognized when the project is completed or when the Company receives final acceptance from the customer.
Recurring Revenues
      Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting and the business service provider (BSP) sales channel (defined below), as well as revenues generated from the Original Ceridian Agreement (defined below). Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years after the effective date of the Original Ceridian Agreement). Subscription revenues of approximately $642,000 per month are based on guaranteed minimum payments from Ceridian Corporation of approximately $42.7 million over the contract term, including $23.0 million received to date.
      Maintenance services provided to customers include product updates and technical support services. Product updates are included in general releases to the Company’s customers and are distributed on a periodic basis. Such updates may include, but are not limited to, product enhancements, payroll tax updates, additional security features or bug fixes. All features provided in general releases are unspecified upgrade rights. To the extent specified upgrade rights or entitlements to future products are included in a multi-element arrangement; revenue is recognized upon delivery provided fair value for the elements exists. In multi-element arrangements that include a specified upgrade right or entitlement to a future product, if fair value does not exist for all undelivered elements, revenue for the entire arrangement is deferred until all elements are delivered or when fair value can be established.

      Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a PEPM basis and, in several cases, is subject to a guaranteed monthly minimum amount for the term of the related agreement. Revenue is recognized on a PEPM basis. To the extent the BSP pays the Company a one-time upfront fee, the Company accounts for such fee by recognizing it as subscription revenue over the minimum term of the related agreement.
      The Company recognizes revenue in accordance with the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) and the SEC Staff Accounting Bulleting No. 104, “Revenue Recognition” (“SAB No. 104”). Management believes the Company is currently in compliance with the current provisions set forth in SOP 97-2, SOP 98-9, EITF 00-21, EITF 00-3, SAB No. 101 and SAB No. 104.
Concentration of Revenues
      During the years ended December 31, 2004 and 2003, Ceridian accounted for 15.5% and 16.6%, respectively, of total revenues. Ceridian did not account for more than 10% of total revenues in 2002. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. See Note 3.
      The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Recurring revenues	10.9%	12.8%	4.8%
Services revenues	4.6	3.8	—

Total revenues	15.5%	16.6%	4.8%

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
Cost of Revenues
      Cost of revenues consists of cost of license, recurring and services revenues. Cost of license revenues primarily consists of fees payable to a third-party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the costs of subscription revenues, including amortization of capitalized software. Cost of service revenues primarily consists of costs to provide implementation services and training to the Company’s customers, and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with reimbursable out-of-pocket expenses.
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

Software Development Costs
      SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. There were no software costs capitalized during 2004, 2003 or 2002. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically three years. Amortization of capitalized software was $1,151,000, $1,519,000 and $1,792,000 in 2004, 2003 and 2002, respectively. Accumulated amortization of capitalized software was $5.5 million and $4.4 million as of December 31, 2004 and 2003, respectively. Capitalized software, net of amortization, was $0.1 million and $1.2 million as of December 31, 2004 and 2003, respectively. The Company evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If the Company’s gross revenues were to be significantly less than its estimates, the net realizable value of the Company’s capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.
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
Fair Value of Financial Instruments
      The Company’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, long-term debt and capital lease obligations approximated fair value as of December 31, 2004 and 2003.
Accounting for Stock-Based Compensation
      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and has made the pro forma disclosures required by SFAS No. 123 for each of the three years in the period ended December 31, 2004. See Note 12.
      SFAS No. 123 requires pro forma information for options issued to employees and has been determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.5% for 2004, 3.1% for 2003 and 2.7% for 2002, a dividend yield of 0% for all three years presented, expected volatility of 46% for

2004, 48% for 2003 and 68% for 2002 and an expected life of four years for 2004 and 2003 and three years for 2002. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,

	2004	2003	2002

Net loss:
As reported	$(5,024)	$(9,169)	$(14,568)
Compensation expense, pro forma	(1,997)	(1,424)	(2,393)

Pro forma	$(7,021)	$(10,593)	$(16,961)

Loss Per Share:
As reported	$(0.23)	$(0.49)	$(0.90)
Compensation expense, pro forma	(0.09)	(0.08)	(0.15)

Pro forma	$(0.32)	$(0.57)	$(1.05)

      The weighted average grant date fair value per share of options granted during 2004, 2003 and 2002 were $5.02, $2.22 and $2.16, respectively.
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
      The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Weighted average shares outstanding	21,743	18,738	16,189
Effect of dilutive stock options	—	—	—

Dilutive shares outstanding	21,743	18,738	16,189

      Other common stock equivalents (i.e., stock options and warrants) not included in the computation of diluted net loss per share, as their impact is antidilutive, totaled 5,935,000, 5,797,000 and 4,821,000 for 2004, 2003 and 2002, respectively.
Comprehensive Income (Loss)
      In 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive loss, as presented on the accompanying consolidated balance sheets and statements of stockholders’ equity, consists entirely of unrealized gains on available-for-sale securities.
Stock-Based Compensation
      The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123” (“SFAS No. 148”) in December 2002. SFAS No. 148

amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The Company accounted for stock-based compensation in accordance with SFAS No. 148.
Guarantees
      The Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) on January 1, 2003. The provision for initial recognition and measurement of liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. As an element of standard commercial terms in its standard sales contracts for UltiPro, the Company includes an indemnification clause that indemnifies the customer against certain liabilities and damages arising from any claims of patent, copyright, or other proprietary rights of any third party. Due to the nature of the intellectual property indemnification provided to its customers, the Company can not estimate the fair value, nor determine the total nominal amount, of the indemnification until such time as a claim for such indemnification is made. In the event of a claim made against the Company under such provision, the Company evaluates estimated losses for such indemnification under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FIN 45, considering such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not had any claims made against it under such provision and, accordingly, has not accrued any liabilities related to such indemnifications in its unaudited condensed consolidated financial statements.
Segment Information
      The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” effective December 31, 1998 (“SFAS No. 131”). SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise’s business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment.
Reimbursable Out-Of-Pocket Expenses
      Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying consolidated statements of operations, were $1.0 million, $1.3 million and $1.2 million for 2004, 2003 and 2002 respectively. Prior to the adoption of EITF 01-14, the Company’s historical consolidated financial statements offset these amounts within cost of services revenues.
Recent Accounting Literature
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R effective July 1, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
      In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial statements.
3. SIGNIFICANT TRANSACTIONS
Original Ceridian Agreement
      During 2001, Ultimate Software and Ceridian Corporation (“Ceridian”) reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian can market primarily to businesses with under 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb.
      Under the agreement, Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The maximum monthly payment is $1.0 million, subject to increases of 5% per annum, compounded. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement is $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $23.0 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Ceridian retains certain rights to use the software upon termination.
      During December 2004, RSM McGladrey Employer Services, an existing business service provider of Ultimate Software’s, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in recurring subscription revenues from the Original Ceridian Agreement until its termination.
Ceridian Services Agreements
      On April 7, 2004, the Company and Ceridian extended their services agreement which expired on December 31, 2003 (the “Extended Ceridian Services Agreement”). Under the Extended Ceridian Services

Agreement, which was effective January 1, 2004 through September 30, 2004, Ceridian was obligated to pay Ultimate Software a total of $2.5 million in three equal installments in exchange for services provided by Ultimate Software during the term of that agreement. All three installment payments due under the Extended Services Agreement were received by the Company through July 2004. During October 2004, the Extended Ceridian Services Agreement was further extended until December 31, 2004 for a fee of $0.8 million, received in a single installment in November 2004. Services revenue from the Extended Ceridian Services Agreement was recognized on a straight-line basis from January 1, 2004 through December 31, 2004. The Extended Ceridian Services Agreement expired on December 31, 2004 and was not renewed.
4. INVESTMENTS IN MARKETABLE SECURITIES
      Investments in marketable securities consist entirely of equity securities available-for-sale. Included in accumulated other comprehensive loss for 2004 is $15,558 of unrealized loss on trading securities held at year end. There was no unrealized gain or loss in 2003 and 2002 as no such securities were held during those periods.
5. ACQUISITION
      On June 9, 2003, the Company purchased substantially all of the assets of HireWorks, Inc., a software company that developed, marketed and supported an Internet recruitment solution. The assets acquired included customer contracts, the source code for its software and computer equipment. The Company has accounted for this transaction as a purchase. The resulting intangible asset related to the customer contracts acquired is being amortized over 26 months. The Company had no acquisitions in 2004.
6. STOCK REPURCHASE PLAN
      On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. The extent and timing of these transactions will depend on market conditions and other business considerations. There were no repurchases of the Company’s Common Stock during 2004 and 2003. During 2002, the Company purchased 46,150 shares of the Company’s Common Stock under the Stock Repurchase Plan at an average cost of $4.14 per share. As of December 31, 2004 and 2003, the Company had purchased 257,647 shares of the Company’s Common Stock under the Stock Repurchase Plan.
7. ACCRUED EXPENSES
      Accrued expenses consist of the following (in thousands):

	As of December 31,

	2004	2003

Sales commissions	$1,258	$1,246
Other items individually less than 5% of total current liabilities	4,757	4,132

	$6,015	$5,378

8. PROPERTY AND EQUIPMENT
      Property and equipment consists of the following (in thousands):

	As of December 31,

	2004	2003

Computer equipment	$21,073	$16,473
Leasehold improvements	4,038	3,952
Furniture and fixtures	1,306	1,281
Building	670	—
Land	655	—

	27,742	21,706
Less accumulated depreciation and amortization	(18,230)	(14,518)

	$9,512	$7,188

      Included in property and equipment is equipment acquired under capital leases as follows (in thousands):

	As of December 31,

	2004	2003

Equipment	$7,543	$6,161
Less accumulated amortization	(6,057)	(4,941)

	$1,486	$1,220

      Depreciation and amortization expense on property and equipment totaled $3,754,000, $3,424,000 and $3,823,000, for the years ended December 31, 2004, 2003 and 2002, respectively.
9. CAPITAL LEASE OBLIGATIONS
      The Company leases certain equipment under noncancellable agreements, which are accounted for as capital leases and expire at various dates through 2007. Interest rates on these leases range from 1.0% to 10.0%. The annual maturities of the capital lease obligations are as follows as of December 31, 2004 (in thousands):

Year	Amount

2005	$990
2006	824
2007	153

1,967
Less amount representing interest	(87)

Lease obligations reflected as current ($928) and non-current ($952)	$1,880

10. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT
      In November 2001, the Company entered into a $5.0 million revolving line of credit (the “Credit Facility”) with Silicon Valley Bank. The Credit Facility, as amended, expires on May 27, 2005 and bears interest at a rate equal to Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Credit Facility provides working capital financing for up to 75% of the Company’s eligible accounts receivable not to exceed $3.0 million (the “Revolving Note”), as defined, stand-by letters of credit for up to $0.5 million as a component of the Revolving Note and financing for eligible equipment purchases for up to $2.0 million with additional limits for software purchases (the “Equipment Term Note”). The Equipment Term Note is payable in 36 equal monthly installments, plus interest at Prime Rate plus 1%. The maximum amount available under the Credit Facility is $5.0 million. At December 31, 2004, $4.5 million was available for borrowing under the Credit Facility with $0.4 million outstanding under the Equipment Term Note.
      Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of current assets to current liabilities, excluding deferred revenue) of 1.75 to 1.0 and certain quarterly revenue levels as of the end of each quarter, as provided in the Credit Facility, as amended. As of December 31, 2004, the Company was in compliance with all covenants included in the terms of the Credit Facility.
11. INCOME TAXES
      No provision or benefit for Federal or state income taxes was made for 2004, 2003 and 2002 due to the operating losses incurred in the respective periods.
      The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to loss before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Income tax benefit at statutory Federal tax rate	$(1,758)	$(3,210)	$(5,099)
State and local income taxes	(289)	(527)	(838)
Non deductible expenses	320	248	210
Change in valuation allowance	1,752	3,514	5,768
Other, net	(25)	(25)	(41)

Provision for income taxes	$—	$—	$—

      The components of the net deferred tax assets included in the accompanying consolidated balance sheets are as follows (in thousands):

	As of December 31,

	2004	2003	2002

Deferred tax assets:
Net operating losses	$25,640	$23,092	$17,851
Deferred revenue	4,467	4,160	6,264
Depreciation and amortization	1,102	904	835
Accruals not currently deductible	85	227	177
Allowance for doubtful accounts	204	214	408
Other, net	3	3	3

Gross deferred tax assets	31,501	28,600	25,538
Less valuation allowance	(31,177)	(27,959)	(24,233)

Net deferred tax assets	324	641	1,305

Deferred tax liabilities:
Software development costs	(34)	(502)	(1,121)
Prepaid commissions	(290)	(139)	(184)

Gross deferred tax liabilities	(324)	(641)	(1,305)

Net deferred taxes	$—	$—	$—

      The Company has provided a full valuation allowance on the deferred tax assets as realization of such amounts is not considered more likely than not. The Company reviews the valuation allowance requirement periodically and makes adjustments as warranted. Of the total valuation allowance at December 31, 2004, approximately $2,180,000 is attributed to net operating losses generated from the exercise of non-statutory employee stock options, the benefit of which will be credited to additional paid-in capital when realized. Of the change in the valuation allowance for 2004, 2003 and 2002, approximately $1,466,000, $212,000 and $4,000, respectively, is attributable to exercise of non-statutory employee stock options.
      At December 31, 2004, the Company had approximately $62,900,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Of the total net operating loss carryforwards, approximately $5,350,000 is attributable to deductions from the exercise of non-statutory employee stock options. The carryforwards expire through 2024. Utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.
12. STOCKHOLDERS’ EQUITY
Private Sales of Common Stock
      On May 12, 2004, the Company entered into a definitive agreement to sell 1,398,182 newly issued shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) to three institutional investors in a private placement for gross proceeds of approximately $15.4 million (the “Recent Capital Raised”). These shares of Common Stock were sold at $11.00 per share. After deducting commissions and other stock issuance costs, the Company received approximately $14.4 million. The Company is using the net proceeds from the Recent Capital Raised for general corporate purposes, including working capital and funding the Company’s transition from a license model to a business model with a higher percentage of recurring revenues. The Company filed a registration statement with the Securities and Exchange Commission on Form S-3 (Registration No. 333-115894) covering resales of the Common Stock by investors, which registration statement was declared effective on June 25, 2004.
      From January 1, 2003 through July 16, 2003, the Company raised an aggregate of approximately $17.5 million of capital, net of estimated stock issuance costs, through the private sales of (i) a total of 1,708,000 shares of the Common Stock, and warrants to purchase an aggregate 170,800 shares of Common Stock at $4.00 per share to investors, including Ceridian Corporation and some existing shareholders; and (ii) a total of 2,200,000 shares of Common Stock at $5.30 per share, before stock issuance costs, to two institutional investors.
Stock-Based Compensation
      The Company has adopted The Ultimate Software Group, Inc. Nonqualified Stock Option Plan (the “Plan”) under which the Company is authorized to issue options to purchase a total of 9,000,000 shares of the Company’s Common Stock to directors, officers and employees of the Company. Under the Plan, options to purchase shares of Common Stock may be granted at prices equal to the fair market value of shares of the Company’s Common Stock as of the date of grant, or at such other amount as may be determined by the Compensation Committee of the Board of Directors appointed to administer the Plan (the “Committee”). The Committee has discretion under the Plan to prescribe vesting periods for options which are granted under the Plan. In addition, options granted under the Plan become immediately exercisable in the event of a change in control of the Company and in certain other circumstances. The maximum term of the options granted under the Plan is 10 years. As of December 31, 2004, options to purchase 2,405,525 shares of the Company’s Common Stock were available for grant under the Plan.
      The Plan provides that non-employee members of the Company’s Board of Directors shall receive options in lieu of any retainer or meeting fees for serving on the Board or committees thereof. Such options vest upon the date of grant and have an exercise price equal to 30% of fair market value of the Company’s Common Stock on the date of the grant. Options granted to non-employee Board members prior to December 31, 2004 are fully exercisable upon grant date.

      A summary of stock options under the Company’s Plan as of December 31, 2004, 2003 and 2002, and changes during the years then ended, is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2001	4,596,241	$6.06
Granted	345,769	3.54
Exercised	(7,275)	3.92
Canceled	(205,461)	6.58

Outstanding at December 31, 2002	4,729,274	$5.84
Granted	1,018,814	5.93
Exercised	(135,495)	3.86
Canceled	(56,445)	5.43

Outstanding at December 31, 2003	5,556,148	$5.89
Granted	674,756	12.04
Exercised	(478,446)	4.55
Canceled	(14,153)	8.49

Outstanding at December 31, 2004	5,738,305	$6.70

      The following table summarizes information about stock options outstanding under the Plan at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining
Range of Exercise		Contractual Life	Weighted-Average		Weighted-Average
Prices	Number	(Years)	Exercise Price	Number	Exercise Price

$0.89—$3.38	961,575	6.39	$2.81	954,325	$2.80
$3.38—$4.23	724,398	7.78	3.88	391,384	3.85
$4.25—$5.16	787,261	3.65	4.97	787,261	4.97
$6.24—$7.00	98,387	4.87	6.57	85,387	6.62
$7.21—$7.21	826,842	2.82	7.21	826,842	7.21
$7.63—$7.63	573,844	4.80	7.63	573,844	7.63
$7.75—$9.40	803,654	6.49	8.60	633,776	8.41
$10.00—$11.53	585,894	6.43	10.61	383,512	10.24
$11.76—$11.76	13,450	9.30	11.76	3,366	11.76
$13.05—$13.05	363,000	9.80	13.05	90,938	13.05

$0.89—$13.05	5,738,305	5.73	$6.70	4,730,635	$6.23

      A summary of warrants to purchase shares of the Company’s Common Stock as of December 31, 2004, 2003 and 2002, and changes during the years then ended, is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2001	—	$—
Granted	67,500	4.00
Exercised	—	4.00
Canceled	—	4.00

Outstanding at December 31, 2002	67,500	$4.00
Granted	170,800	4.00
Exercised	(12,500)	4.00
Canceled	—	4.00

Outstanding at December 31, 2003	225,800	$4.00
Granted	—	4.00
Exercised	(28,750)	4.00
Canceled	—	4.00

Outstanding at December 31, 2004	197,050	$4.00

Common Stock
      The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.
Other Equity Transactions
      The following table summarizes information about stock options granted by the Company to non-employee directors to purchase the Company’s Common Stock in exchange for services rendered for 2004, 2003 and 2002 (“Board Options”):

Exercise Price of Stock
Options Granted(1)(2)(3)

		Number of
		Options
		Granted

2002:	$1.23	7,315
	1.32	8,766
	0.96	7,614
	0.89	12,528
	3.10	100,000

2003:	1.19	10,850
	1.58	7,892
	2.58	4,818
	2.67	7,067

2004:	4.05	3,074
	3.17	3,926
	3.87	4,146
	3.65	4,806

      (1) In 2002, options to purchase 100,000 shares of the Company’s Common Stock for $3.10 per share were granted at fair market value to non-employee directors. All other stock option grants to non-employee directors during 2004, 2003 and 2002 were granted at an exercise price equal to 30% of the fair market value of the Company’s Common Stock on the date of grant.
      (2) Such options are currently exercisable and were valued on the date of grant in accordance with the requirements prescribed in APB 25. See Note 2. These options were granted in lieu of cash retainers and meeting fees.
      (3) The compensation expense related to the Board Options granted in 2004, 2003 and 2002, determined pursuant to the application of APB 25, was $136,000, $132,000 and $86,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.
13. COMMITMENTS AND CONTINGENCIES
Operating Leases
      The Company leases corporate office space and certain equipment under noncancellable operating lease agreements expiring at various dates. Total rent expense under these agreements was $2,659,000, $2,408,000 and $2,024,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 2004 (in thousands):

Year	Amount

2005	$1,775
2006	1,653
2007	1,555
2008	1,520
2009	1,448
Thereafter	9,216

$17,167

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
14. RELATED PARTY TRANSACTIONS
      During the fourth quarter of 2001, The Company began leasing equipment with a computer leasing company (the “Leasing Company”) that is owned by an irrevocable trust (the “Trust”) for the benefit of the children of Robert A. Yanover, a member of the Company’s Board of Directors. Additionally, the Leasing Company’s business is managed and operated by a management company (the “Management Company”)

pursuant to a management agreement. Mr. Yanover has a 50% ownership interest in the general partner of the Management Company. The Company did not finance equipment with the Leasing Company in 2004 or 2003. The Company financed equipment with the Leasing Company totaling $1,007,000 and $258,000 during 2002 and 2001, respectively. Related amortization was $331,000, $506,000 and $415,000 and total cash paid was $499,000, $569,000 and $467,000 during 2004, 2003 and 2002, respectively. The unamortized capital lease obligation with the Leasing Company and related accumulated amortization were $0 and $1,265,000, respectively, at December 31, 2004, $360,000 and $933,000, respectively, at December 31, 2003 and $869,000 and $427,000, respectively, at December 31, 2002. The Company believes that the terms of the leases were no less favorable to the Company than could have been obtained from an unaffiliated party.
15. EMPLOYEE BENEFIT PLAN
      The Company provides retirement benefits for eligible employees, as defined, through a defined contribution benefit plan that is qualified under Section 401(k) of the Internal Revenue Code (the “Plan”). Contributions to the Plan, which are made at the sole discretion of the Company, were $718,000, $587,000 and $602,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that The Ultimate Software Group, Inc. and subsidiary

(the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
Miami, Florida
March 10, 2005

Changes in Internal Control over Financial Reporting
      There have been no significant changes in internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
      On October 20, 2004, the Compensation Committee of the Board of Directors approved awards under the Company’s Nonqualified Stock Option Plan to employees of the Company, including executive officers. The options granted have an exercise price equal to the fair market value of the Common Stock as of the close of business on the date of grant ($13.05) and vest as follows: 25% of the options were immediately vested, an additional 25% shall become vested at each of the first, second and third anniversaries of the grant, provided in each case that the individual is employed by the Company on such date. The number of shares subject to the options granted to the executive officers were as follows: Scott Scherr, 100,000; Marc D. Scherr, 75,000; and Mitchell K. Dauerman, 25,000.

PART III
Item 10. Directors and Executive Officers of the Registrant
      The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman) and other key employees of the Company, and their ages as of February 18, 2005, are as follows:

Name	Age	Position(s)

Scott Scherr	52	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	47	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	47	Executive Vice President, Chief Financial Officer and Treasurer
Jon Harris	40	Senior Vice President, Services
Robert Manne	51	Senior Vice President, General Counsel
Vivian Maza	43	Senior Vice President, People and Secretary
Linda Miller	60	Senior Vice President, Marketing
Laura Johnson	40	Senior Vice President, Product Strategy
Adam Rogers	30	Senior Vice President, Development
Greg Swick	41	Senior Vice President, Sales
Bill Hicks	39	Vice President, Chief Information Officer
Roy L. Gerber, Ph.D.	48	Vice President, Chief Technology Officer
James A. FitzPatrick, Jr.	55	Director
LeRoy A. Vander Putten	70	Director
Rick A. Wilber	58	Director
Robert A. Yanover	68	Director
      Scott Scherr has served as President and a director of the Company since its inception in April 1996 and has been Chairman of the Board and Chief Executive Officer of the Company since September 1996. Mr. Scherr is also a member of the Executive Committee of the Board of Directors (the “Board”). In 1990, Mr. Scherr founded The Ultimate Software Group, Ltd. (the “Partnership”), the business and operations of which were assumed by the Company in 1998. Mr. Scherr served as President of the Partnership’s general partner from the inception of the Partnership until its dissolution in March 1998. From 1979 until 1990, he held various positions at Automatic Data Processing, Inc. (“ADP”), a payroll services company, where his titles included Vice President of Operations and Sales Executive. Prior to joining ADP, Mr. Scherr operated Management Statistics, Inc., a data processing service bureau founded by his father, Reuben Scherr, in 1959. He is the brother of Marc Scherr, the Vice Chairman of the Board of the Company and the father-in-law of Adam Rogers, Senior Vice President, Development.
      Marc D. Scherr has been a director of the Company since its inception in April 1996 and has served as Vice Chairman since July 1998 and as Chief Operating Officer since October 2003. Mr. Scherr is also a member of the Executive Committee of the Board. Mr. Scherr became an executive officer of the Company effective March 1, 2000. Mr. Scherr served as a director of Gerschel & Co., Inc., a private investment firm from January 1992 until March 2000. In December 1995, Mr. Scherr co-founded Residential Company of America, Ltd. (“RCA”), a real estate firm, and served as President of its general partnership until March 2000. Mr. Scherr also served as Vice President of RCA’s general partnership from its inception in August 1993 until December 1995. From 1990 to 1992, Mr. Scherr was a real estate pension fund advisor at Aldrich, Eastman & Waltch. Previously, he was a partner in the Boston law firm of Fine & Ambrogne. Mr. Scherr is the brother of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of the Company.
      Mitchell K. Dauerman has served as Executive Vice President of the Company since April 1998 and as Chief Financial Officer and Treasurer of the Company since September 1996. From 1979 to 1996,

Mr. Dauerman held various positions with KPMG LLP, serving as a Partner in the firm from 1988 to 1996. Mr. Dauerman is a Certified Public Accountant.
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
      Robert Manne has served as Senior Vice President, General Counsel since February 2004 and as Vice President, General Counsel from May 1999 through January 2004. Prior to joining the Company, Mr. Manne was an attorney and partner of Becker & Poliakoff, P.A., an international law firm, since 1978. In addition to administering the Litigation Department of the law firm, Mr. Manne was a permanent member of the firm’s executive committee which was responsible for law firm operations. Mr. Manne has performed legal services for the Company since its inception.
      Vivian Maza has served as Senior Vice President, People for the Company since February 2004 and as Vice President, People from January 1998 through January 2004. Ms. Maza has served as Secretary of the Company since September 1996. Prior to that, Ms. Maza served as the Office Manager of the Company from its organization in April 1996 and of the Partnership from its inception in 1990 until April 1996. Ms. Maza is a HR Generalist and holds a Professional in Human Resources (PHR) certification from the Society for Human Resource Management (SHRM) association. From 1985 to 1990, Ms. Maza was a systems analyst for the Wholesale Division of ADP.
      Linda Miller has served as Senior Vice President, Marketing since February 2004 and as Vice President, Communications and Public Relations from January 1999 through January 2004. Ms. Miller served as Vice President, Marketing, for the Company from July 1998 to January 1999. Prior to that, Ms. Miller served as the Company’s Director of Marketing from January 1997. From 1992 to 1996, Ms. Miller held various positions at Best Software, Inc., a developer of corporate resource management applications, Abra Products Division, including Public Relations Manager.
      Laura Johnson has served as Senior Vice President, Product Strategy since February 2004 and as Vice President, Product Strategy from July 1998 through January 2004. From May 1996 to July 1998, Ms. Johnson served as the Director of Applications Consulting for the Company. From 1991 to 1996, Ms. Johnson held various positions with Best Software, Inc., Abra Products Division. Ms. Johnson holds a Certified Payroll Professional (CPP) certification from the American Payroll Association (APA).
      Adam Rogers has served as Senior Vice President, Development since December 2002. From July 2001 to December 2002, Mr. Rogers served as Vice President of Engineering. From May 1997 to July 2001, Mr. Rogers held various positions in the Company’s research and development organization, including Director of Technical Support from October 1998 to November 1999 and Director of Web Development from November 1999 to July 2001. Mr. Rogers is the son-in-law of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of the Company.
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
      Rick A. Wilber has served as a director of the Company since October 2002 and is a member of the Audit Committee and a member of the Compensation Committee of the Board. Mr. Wilber formerly served on the Company’s Board of Directors from October 1997 through May 2000. Mr. Wilber is currently the President of Lynn’s Hallmark Cards, which owns and operates a number of Hallmark Card stores. Mr. Wilber was a co-founder of Champs Sports Shops and served as its President from 1974 to 1984. He served on the Board of Royce Laboratories, a pharmaceutical concern, from 1990 until April 1997, when the company was sold to Watson Pharmaceuticals, Inc., a pharmaceutical concern.
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
      Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal. Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the annual meeting of the stockholders (the “Annual Meeting”) in 2005. Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting in 2006. Mr. Scott Scherr serves on the Board in the class whose term expires at the Annual Meeting in 2007.
Code of Ethics
      The Company has adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act. The Company’s Code of Ethics applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of the Company’s Code of Ethics is posted on the Company’s website at www.ultimatesoftware.com. In the event that the Company makes any amendments to, or grants any waiver from, a provision of the Code of Ethics that requires disclosure under Item 5.05 of Form 8-K, the Company will post such information on its website.

Other Information
      The information set forth in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees of the Board-Audit Committee”, is incorporated by reference.
Item 11. Executive Compensation
      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
      The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2004:

	( a )		( c )
	Number of		Number of Securities
	Securities to be	( b )	Remaining Available for
	Issued upon	Weighted – Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
Plan Category	and Rights	and Rights	Column(a))

Equity compensation plans approved by security holders	5,738,305	$6.70	2,405,525

Total	5,738,305	$6.70	2,405,525

      The information set forth in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.
Item 13. Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading “Certain Related Transactions.”
Item 14. Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading “KPMG LLP Fees”.
PART IV
Item 15. Exhibits and Financial Statement Schedules
      Documents filed as part of this report:

(1)	Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm

Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the “Registration Statement”)
3.2	—	Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)
3.3	—	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the Registration Statement)
4.1	—	Form of Certificate for the Common Stock, par value $0.01 per share**
4.2	—	Form of Warrant for Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-107527), initially filed July 31, 2003
10.1	—	Shareholders Rights Agreement, dated June 6, 1997 among the Company and certain stockholders named therein**
10.2	—	Asset Purchase Agreement, dated February 2, 1998, among The Ultimate Software Group of Virginia, Inc., the Company and certain principals named therein**
10.3	—	Asset Purchase Agreement, dated February 2, 1998, among the Company, The Ultimate Software Group of the Carolinas, Inc. and certain principals name therein**
10.4	—	Asset Acquisition Agreement, dated February 20, 1998, among the Company, The Ultimate Software Group of Northern California, Inc. and certain principals named therein**
10.5	—	Asset Purchase Agreement dated March 4, 1998, among the Company, Ultimate Investors Group, Inc. and certain principals name therein**
10.6	—	Agreement and Plan of Merger dated February 24, 1998, among the Company, ULD Holding Corp., Ultimate Software Group of New York and New England, G.P. and certain principals named therein **
10.7	—	Nonqualified Stock Option Plan, as amended and restated as of December 20, 2002 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.8	—	Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and the Company, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 1999)

Number		Description

10.9	—	Rights Agreement, dated as of October 22, 1998, between the Company and BankBoston, N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)
10.10	—	Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 1999)
10.11	—	Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated October 21, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.12	—	Warrant issued to Aberdeen Strategic Capital LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.13	—	Software License Agreement between the Company and Ceridian Corporation dated as of March 9, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 27, 2001)
10.14	—	Letter amendment between the Company and Ceridian Corporation dated as of August 9, 2001 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.15	—	Letter amendment between the Company and Ceridian Corporation dated as of February 5, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.16	—	Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.17	—	Revolving Promissory Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.18	—	Equipment Term Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.19	—	Services Agreement between the Company and Ceridian Corporation dated as of February 10, 2003 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.20	—	Third Loan Modification Agreement by and between the Company and Silicon Valley Bank dated March 27, 2003 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.21	—	Fourth Loan Modification Agreement by and between the Company and Silicon Valley Bank dated as of April 29, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated May 14, 2003)
10.22	—	Change in Control Bonus Plan for Executive Officers, effective March 5, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 13, 2004)
10.23	—	Fifth Loan Modification Agreement by and between the Company and Silicon Valley Bank dated as of May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2004)

Number		Description

10.24	—	Silicon Valley Bank Second Amended and Restated Revolving Promissory Note by and between the Company and Silicon Valley Bank dated May 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2004)
21.1	—	Subsidiary of the Registrant**
23.1	—	Consent of Registered Public Accounting Firm*
31.1	—	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	—	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	—	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995*

*	Filed herewith.

**	Incorporated by reference to the corresponding exhibit in the Company’s Registration Statement.

Report of Independent Registered Public Accounting Firm
The Board of Directors
The Ultimate Software Group, Inc.:
      Under date of March 10, 2005, we reported on the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004, which reports appear in the December 31, 2004, Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15 of this 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP
Miami, Florida
March 10, 2005

SCHEDULE II
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Write-offs
	Beginning of	Expenses	and	Balance at
Classification	Year	and Other	Other	End of Year

Allowance for doubtful accounts:

December 31, 2004	$525	$419	$(444)	$500
December 31, 2003	1,000	213	(688)	525
December 31, 2002	2,465	1,657	(3,122)	1,000

Valuation allowance for deferred tax asset:

December 31, 2004	$27,959	$3,218	$—	$31,177
December 31, 2003	24,233	3,726	—	27,959
December 31, 2002	18,461	5,772	—	24,233

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE ULTIMATE SOFTWARE GROUP, INC.

By: /s/ Mitchell K. Dauerman

Mitchell K. Dauerman
Executive Vice President, Chief Financial
Officer and Treasurer
Date: March 10, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr Scott Scherr	President, Chief Executive Officer and Chairman of the Board	March 10, 2005

/s/ Mitchell K. Dauerman Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2005

/s/ Marc D. Scherr Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	March 10, 2005

/s/ James A. FitzPatrick, Jr. James A. FitzPatrick, Jr.	Director	March 10, 2005

/s/ LeRoy A. Vander Putten LeRoy A. Vander Putten	Director	March 10, 2005

/s/ Rick Wilber Rick Wilber	Director	March 10, 2005

/s/ Robert A. Yanover Robert A. Yanover	Director	March 10, 2005