Form 10-Q
period 2005-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2005-05-10
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of April 20, 2005 there were 22,728,652 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

Page(s)
Part I – Financial Information:

Item 1 – Financial Statements:

Unaudited Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004	4

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	5

Notes to Unaudited Consolidated Financial Statements	6-10

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-23

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 – Controls and Procedures	24

Part II – Other Information:

Item 6 – Exhibits	25

Signatures	26
SECTION 302 CEO CERTIFICATION
SECTION 302 CFO CERTIFICATION
SECTION 906 CEO CERTIFICATION
SECTION 906 CFO CERTIFICATION

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$13,961	$14,766
Accounts receivable, net of allowance for doubtful accounts of $450 and $500 for 2005 and 2004, respectively	11,355	12,600
Short-term investments in marketable securities	9,614	8,103
Prepaid expenses and other current assets	4,344	3,114

Total current assets	39,274	38,583

Property and equipment, net	9,437	9,512
Long-term investments in marketable securities	2,416	2,441
Other assets, net	2,145	2,010

Total assets	$53,272	$52,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,942	$2,202
Accrued expenses	5,144	6,015
Current portion of deferred revenue	24,774	25,591
Current portion of capital lease obligations	1,091	928
Current portion of long-term debt	169	170

Total current liabilities	34,120	34,906

Deferred revenue, net of current portion	2,868	2,885
Capital lease obligations, net of current portion	1,000	952
Long-term debt, net of current portion	237	279

Total liabilities	38,225	39,022

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 22,974,699 and 22,749,363 shares issued in 2005 and 2004, respectively	230	227
Additional paid-in capital	104,989	103,643
Accumulated other comprehensive loss	(41)	(15)
Accumulated deficit	(89,077)	(89,277)

	16,101	14,578
Treasury stock, at cost, 257,647 shares	(1,054)	(1,054)

Total stockholders’ equity	15,047	13,524

Total liabilities and stockholders’ equity	$53,272	$52,546

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands, expect per share amounts)
Revenues:
Recurring	$11,588	$8,699
Services	6,176	5,809
License	2,384	1,397

Total revenues	20,148	15,905

Cost of revenues:
Recurring	3,069	2,882
Services	5,034	4,657
License	123	273

Total cost of revenues	8,226	7,812

Operating expenses:
Sales and marketing	5,190	4,831
Research and development	4,802	4,555
General and administrative	1,808	1,458

Total operating expenses	11,800	10,844

Operating income (loss)	122	(2,751)
Interest expense	(55)	(29)
Interest and other income	133	15

Net income (loss)	$200	$(2,765)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.13)

Weighted average shares outstanding:
Basic	22,565	20,680

Diluted	25,431	20,680

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$200	$(2,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,076	1,248
Provision for doubtful accounts	100	62
Accretion of discounts and amortization of premiums of investments in marketable securities	(51)	—
Non-cash issuances of options to Board to purchase Common Stock for board fees	34	31
Changes in operating assets and liabilities:
Accounts receivable	1,145	919
Prepaid expenses and other current assets	(1,230)	(184)
Other assets	(180)	(176)
Accounts payable	740	(789)
Accrued expenses	(871)	(206)
Deferred revenue	(834)	(934)

Net cash provided by (used in) operating activities	129	(2,794)

Cash flows from investing activities:
Purchases of marketable securities	(4,461)	—
Maturities of marketable securities	3,000	—
Purchases of property and equipment	(491)	(345)

Net cash used in investing activities	(1,952)	(345)

Cash flows from financing activities:
Principal payments on capital lease obligations	(253)	(279)
Repayments under Credit Facility	(43)	—
Net proceeds from issuances of Common Stock	1,314	886

Net cash provided by financing activities	1,018	607

Net decrease in cash and cash equivalents	(805)	(2,532)
Cash and cash equivalents, beginning of period	14,766	13,783

Cash and cash equivalents, end of period	$13,961	$11,251

Supplemental disclosure of cash flow information:
Cash paid for interest	$26	$23

Supplemental disclosure of non-cash financing activities:
– The Company entered into capital lease obligations to acquire new equipment totaling $464 and $1,099 in the three months ended March 31, 2005 and 2004, respectively.

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of The Ultimate Software Group, Inc. and subsidiary (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 10, 2005 (the “Form 10-K”).

     The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Marketable Securities

     The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method.

     The amortized cost and market value of the Company’s investments in available-for-sale securities at March 31, 2005 are shown in the table below. There were no such investments held at March 31, 2004 or during the three-month period then ended (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Investments in marketable securities:
U.S. government obligations	$6,829	$–	$23	$6,806
Corporate debt securities	5,242	–	18	5,224

	12,071	–	41	12,030

Cash equivalents:
U.S. government obligations	549	1	–	550
Corporate debt securities	4,754	–	1	4,753

	5,303	1	1	5,303

Total investments, available-for-sale	$17,374	$1	$42	$17,333

     The amortized cost and estimated fair value of the available-for-sale securities by contractual maturity at March 31, 2005 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$14,927	$14,917
Due after one year	2,447	2,416

Total	$17,374	$17,333

Concentration of Revenues

     During the three months ended March 31, 2005 and 2004, one of the Company’s customers, Ceridian Corporation (“Ceridian”), accounted for 9.6% and 17.4%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. The Ceridian Services Agreement (as defined below), under which services revenues were recognized in 2004 and 2003, expired on December 31, 2004 and no services revenues will be recognized with respect to it in 2005 or thereafter.

     The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the three months ended March 31, 2005 and 2004 was as follows:

	For the three months ended
	March 31,
	2005	2004
Recurring revenues	9.6%	12.1%
Services revenues	–	5.3

Total revenues	9.6%	17.4%

     Recurring revenues for the periods presented were recognized pursuant to the Original Ceridian Agreement, discussed below. Services revenues for the three months ended March 31, 2004 were recognized under the Ceridian Services Agreement in 2004, discussed below.

     As previously disclosed, Ultimate Software and Ceridian signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian

Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), an existing business service provider (“BSP”) of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $24.0 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in recurring subscription revenues from the Original Ceridian Agreement until its termination. The earliest date that this agreement can be terminated by either party is March 9, 2008 (except for an uncured material breach). The amount of subscription revenue, a component of recurring revenues, recognized under the Original Ceridian Agreement during the three months ended March 31, 2005, totaling $1.9 million, was the same as that recognized in the same period a year ago.

     During 2004, Ultimate Software entered into a services agreement (the “Ceridian Services Agreement”) with Ceridian. Under the Ceridian Services Agreement, Ceridian paid Ultimate Software a total of $3.3 million in 2004, in exchange for services provided by Ultimate Software during the term of the agreement. Services revenue from the Ceridian Services Agreement, which expired on December 31, 2004, was recognized on a straight-line basis from January 1, 2004 through December 31, 2004. The Company offers and provides certain services to other BSPs.

Accounting for Stock-Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” for the three-month periods ended March 31, 2005 and 2004.

     The Company’s nonqualified stock option plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase up to 9,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). As of March 31, 2005, options for 2,086,047 shares of the Company’s Common Stock were available for grant. Options granted generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years.

     SFAS No. 123 requires pro forma information for options issued to employees determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 4.0% for 2005 and 3.1% for 2004, a dividend yield of 0% for all periods presented, expected volatility of 43% for 2005 and 46% for 2004, and an expected life of four years for each of the periods presented. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the three months
	ended March 31,
	2005	2004
Net income (loss):
As reported	$200	$(2,765)
Compensation expense, pro forma	(768)	(472)

Pro forma	$(568)	$(3,237)

Net income (loss) per share, basic and diluted:
As reported	$0.01	$(0.13)
Compensation expense, pro forma	(0.03)	(0.03)

Pro forma	$(0.02)	$(0.16)

Earnings Per Share

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the three months
	ended March 31,
	2005	2004
Weighted average shares outstanding	22,565	20,680
Effect of dilutive stock options	2,866	–

Dilutive shares outstanding	25,431	20,680

Other common stock equivalents (i.e., stock options and warrants) outstanding which are not included in the calculation of diluted income (loss) per share because their impact is antidilutive	3,164	5,834

Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the Company’s consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive loss, as presented on the accompanying unaudited consolidated balance sheets, consists entirely of unrealized gains on available-for-sale securities. Comprehensive income (loss) as of March 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$200	$(2,765)
Other comprehensive loss:
Unrealized loss on investments in marketable securities available-for-sale	(41)	–

Comprehensive income (loss)	$159	$(2,765)

Guarantees

     The Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) on January 1, 2003. The provision for initial recognition and measurement of liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. As an element of standard commercial terms in its standard sales contracts for UltiPro, the Company includes an indemnification clause that indemnifies the customer against certain liabilities and damages arising from any claims of patent, copyright, or other proprietary rights of any third party. Due to the nature of the intellectual property indemnification provided to its customers, the Company cannot estimate the fair value, or determine the total nominal amount, of the indemnification until such time as a claim for such indemnification is made. In the event of a claim made against the Company under such provision, the Company evaluates estimated losses for such indemnification under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FIN 45, considering such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not had any claims made against it under such provision and, accordingly, has not accrued any liabilities related to such indemnifications in its consolidated financial statements.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) 107 which expresses views of the SEC staff regarding the application of SFAS 123R. SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the Commission amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R effective January 1, 2006, at which time the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in fiscal reporting periods beginning after June 15, 2004. The additional disclosures for cost method investments under EITF 03-01 are effective for fiscal years ending after June 15, 2004. For investments accounted for under FAS 115, the disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003. The adoption of this rule did not have a material impact on our financial position, results of operations or cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

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

     After the introduction of Intersourcing in mid-2002, the sales mix gradually began to shift towards Intersourcing, especially during 2003 and continuing in 2004. Management believes the shift in sales mix helps to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams. The sales mix composition for the three months ended March 31, 2005 favored Intersourcing as the Company expected, with approximately 60% Intersourcing units and 40% license units.

     As a result of the Company’s recent transition to a sales mix favoring Intersourcing units, a key financial metric used by the Company in measuring future financial performance is new “annual recurring revenues.” New annual recurring revenues represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time charges); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new business service providers; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during the first fiscal quarter of 2005 were $3.0 million as compared to $2.0 million for the same period in 2004.

     Another major component of recurring revenues is subscription revenues generated from the Company’s business service provider (“BSP”) channel. The BSP contributing the most revenues from the BSP channel during the three months ended March 31, 2005 and 2004 was Ceridian Corporation (“Ceridian”) under the Original Ceridian Agreement (defined below). See also “Overview–Original Ceridian Agreement.”

     As previously disclosed, Ultimate Software and Ceridian signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $24.0 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in recurring subscription revenues from the Original Ceridian Agreement until its termination. The earliest date that this agreement can be terminated by either party is March 9, 2008 (except for an uncured material breach). The amount of subscription revenue, a component of recurring revenues, recognized under the Original Ceridian Agreement during the three months ended March 31, 2005, totaling $1.9 million, was the same as that recognized in the same period a year ago.

     During 2004, Ultimate Software entered into a services agreement (the “Ceridian Services Agreement”) with Ceridian. Under the Ceridian Services Agreement, Ceridian paid Ultimate Software a total of $3.3 million in 2004, in exchange for services provided by Ultimate Software during the term of the agreement. Services revenue from the Ceridian Services Agreement, which expired on December 31, 2004, was recognized on a straight-line basis from January 1, 2004 through December 31, 2004. The Company offers and provides certain services to other BSPs.

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

Revenue Recognition

     Sources of revenue for the Company include:

•	Sales of perpetual licenses for UltiPro;

•	Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (“Hosting Services”);

•	Sales of the right to use UltiPro through “Intersourcing” (the “Intersourcing Offering”), which includes Hosting Services;

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro (“Base Hosting”);

•	Sales of services including implementation, training and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to BSPs; and

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from per-employee-per-month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement.

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

     For multiple-element software arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on vendor-specific objective evidence (“VSOE”) of fair value of the element, regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay when the element is sold separately.

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

     The elements that typically exist in Intersourcing arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of UltiPro). The pricing for hosting services, the right to use UltiPro and maintenance of UltiPro is bundled (the “Bundled Elements”). Since these three Bundled Elements are components of recurring revenues in the unaudited consolidated statements of operations, allocation of fair values to each of the three elements is not necessary and they are not reported separately. Fair value for the Bundled Elements, as a whole, is based upon evidence provided by the Company’s pricing for Intersourcing arrangements sold separately. The Bundled Elements are provided on an ongoing basis and represent undelivered elements under EITF 00-21; they are recognized on a monthly basis as the services are performed, once the customer has begun to process payrolls used to pay its employees (i.e., goes “Live”).

     Implementation and training services (the “Professional Services”) provided for Intersourcing arrangements are typically priced on a time and materials basis and are recognized as services revenue in the unaudited consolidated statements of operations as the services are performed. Under EITF 00-21, fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis. Fair value for Professional Services is based on the respective Training Valuation and Implementation Valuation. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. The Company believes that applying EITF 00-21 to Intersourcing arrangements as opposed to applying SOP 97-2 is appropriate given the nature of the arrangements whereby the customer has no rights to the UltiPro license.

Sales of Base Hosting Services

     Subscription revenues generated from Base Hosting are recognized in accordance with EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing hosting services subsequently in a separate transaction whereas, with Intersourcing, the customer is purchasing the right to use (not license) UltiPro. Implementation services provided for Base Hosting arrangements are substantially less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based on the Hosting Valuation. The fair value for implementation services is based on the Implementation Valuation in accordance with guidelines provided by SOP 97-2.

Services, including Implementation and Training Services

     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including services provided to BSPs, including RSM, the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement.

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

Recurring Revenues

     Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. In the cases of Intersourcing and Base Hosting sales, amortization of the upfront fees commences when the customer processes its first Live payroll, which typically occurs four to six months after the sale, and extends until the end of the contract period. In the case of the BSP sales channel, amortization of the upfront fee typically commences when the contract is signed, which is when the BSP’s rights under the agreement begin, continuing until the contract term ends. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $24.0 million received to date.

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

     Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance services. The BSP is charged a fee on a per-employee-per-month basis and, in several cases, is subject to a guaranteed monthly minimum amount for the term of the related agreement. Revenue is recognized on a per-employee-per-month basis. To the extent the BSP pays the Company a one-time upfront fee, the Company accounts for such fee by recognizing it as subscription revenue over the minimum term of the related agreement.

     The Company recognizes revenue in accordance with the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) and the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). Management believes the Company is currently in compliance in all material respects with the current provisions set forth in SOP 97-2, SOP 98-9, EITF 00-21, EITF 00-3, SAB No. 101 and SAB No. 104.

Concentration of Revenues

     During the quarters ended March 31, 2005 and 2004, Ceridian accounted for 9.6% and 17.4%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. The Ceridian Services Agreement, under which services revenues were recognized in 2004, expired on December 31, 2004 and no services revenues will be recognized with respect to it in 2005 or thereafter.

     The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the three months ended March 31, 2005 and 2004 was as follows:

	2005	2004
Recurring revenues	9.6%	12.1%
Services revenues	–	5.3

Total revenues	9.6%	17.4%

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on accounts receivable. In assessing the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, the aging of its receivables and the overall quality of the composition of the accounts receivable portfolio. A considerable amount of judgment is required when the realization of receivables is assessed, including assessing the probability of collection and current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Deferred Taxes

     The Company provides a valuation allowance for that portion of deferred tax assets which is not likely to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. Any reversal of the deferred tax valuation allowance is made when the Company believes that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of the deferred tax assets and related valuation allowance is based on taxable income expected to be earned over future periods which will include the utilization of previously accumulated net operating tax losses. The Company will continue to evaluate each quarter the amount, if any, of additional reduction or increase of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to, the Company’s recent positive financial results as well as projected earnings over future periods. The impact of further reductions of the valuation allowance will be to record a tax benefit, which will increase net income in the period the determination is made. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred tax valuation allowance, in the event the Company is able to determine that it would be able to realize the deferred tax assets, in the future, a reduction in the deferred tax asset valuation allowance would increase income in the period the determination was made.

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

     The Company’s direct sales force markets UltiPro as an in-house human resources, payroll and workforce management solution and alternatively as a hosted offering branded “Intersourcing” (the “Intersourcing Offering”). Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model, introduced in 2002, the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a BellSouth data center managed by International Business Machines (“IBM”).

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

     Under the agreement, Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $24.0 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Ceridian retains certain rights to use the software upon termination.

     During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in recurring subscription revenues from the Original Ceridian Agreement until its termination.

Results of Operations

     The following table sets forth the statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months
	Ended March 31,
	2005	2004
Revenues:
Recurring	57.5%	54.7%
Services	30.7	36.5
License	11.8	8.8

Total revenues	100.0	100.0

Cost of revenues:
Recurring	15.2	18.1
Services	25.0	29.3
License	0.6	1.7

Total cost of revenues	40.8	49.1

Operating expenses:
Sales and marketing	25.8	30.4
Research and development	23.8	28.6
General and administrative	9.0	9.2

Total operating expenses	58.6	68.2

Operating income (loss)	0.6	(17.3)
Interest expense	(0.3)	(0.2)
Interest and other income	0.7	0.1

Net income (loss)	1.0%	(17.4)%

Revenues

     The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).

     Recurring revenues include annual maintenance on software license agreements for the Company’s products and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. Per-employee-per-month (“PEPM”) fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues as the services are delivered. All of the Company’s customers that purchased software during the three months ended March 31, 2005 and the year 2004 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for services provided to BSPs, the provision of payroll-related forms and the printing of Form W-2’s for certain customers and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Other services are recognized as the product is shipped or as the services are rendered.

     License revenues include revenues from software license agreements for the Company’s products, entered into between the Company and its customers in which the license fees are non-cancelable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenues in the unaudited consolidated balance sheets.

     Total revenues, consisting of recurring, services and license revenues, increased 26.7% to $20.1 million for the three months ended March 31, 2005 from $15.9 million for the three months ended March 31, 2004.

     Recurring revenues increased 33.2% to $11.6 million for the three months ended March 31, 2005 from $8.7 million for the three months ended March 31, 2004 primarily due to a total increase of $2.7 million in revenues generated from the Intersourcing Offering resulting from incremental Intersourcing units sold and an increase in the number of Intersourcing customers that processed their first live payroll during the three months ended March 31, 2005 combined with additional maintenance revenues generated from incremental licenses sold.

     Services revenues increased 6.3% to $6.2 million for the three months ended March 31, 2005 from $5.8 million for the three months ended March 31, 2004 primarily due to an increase in revenues from implementation services of $0.3 million from additional billable hours for service consultants.

     License revenues increased 70.7% to $2.4 million for the three months ended March 31, 2005 from $1.4 million for the three months ended March 31, 2004 due to an increase in the number of license units sold as well as a higher average selling price per unit.

Cost of Revenues

     Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including, to a lesser extent, amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and costs to provide services to BSP’s and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain reimbursable out-of-pocket expenses. Cost of license revenues primarily consists of fees payable to a third-party for software products distributed by the Company. UltiPro includes third-party software for enhanced report-writing purposes. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software.

     Total cost of revenues increased 5.3% to $8.2 million for the three months ended March 31, 2005 from $7.8 million for the three months ended March 31, 2004.

     Cost of recurring revenues increased 6.5% to $3.1 million for the three months ended March 31, 2005 from $2.9 million for the three months ended March 31, 2004 primarily due to the increase in costs related to the Intersourcing Offering, including increased labor costs and higher operating costs associated with new Intersourcing sales, partially offset by a reduction in the amortization of capitalized software which ended in July 2004. Cost of recurring revenues, as a percentage of recurring revenues for the three months ended March 31, 2005 decreased to 26.5% from 33.1% for the three months ended March 31, 2004. The decrease is primarily related to the absorption of these increased costs by a larger recurring revenue base.

     Cost of services revenues increased 8.1% to $5.0 million for the three months ended March 31, 2005 from $4.7 million for the three months ended March 31, 2004 primarily as a result of increased labor costs to provide additional services to BSPs of $0.5 million, partially offset by a $0.3 million decrease in implementation costs, principally labor costs. Cost of services revenues for the three months ended March 31, 2005, as a percentage of services revenue was comparable to the same period in the prior year.

     Cost of license revenues decreased 55.0% to $123,000 for the three months ended March 31, 2005 from $273,000 for the three months ended March 31, 2004. The decrease in cost of license revenues is primarily due to the reduction in capitalized software amortization of $0.1 million which was fully amortized in July, 2004. Cost of license revenues, as a percentage of license revenues, decreased to 5.2% for the three months ended March 31, 2005 as compared to 19.5% for the three months ended March 31, 2004.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 7.4% to $5.2 million for the three months ended March 31, 2005 from $4.8 million for the three months ended March 31, 2004. The primary factors contributing to the increase for the three-month period were higher labor costs, predominantly commission expense relating to both license sales and the Intersourcing sales and, to a lesser extent, increased advertising and marketing costs.

Research and Development

     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 5.4% to $4.8 million for the three months ended March 31, 2005 from $4.6 million for the three months ended March 31, 2004 primarily due to increased labor costs largely related to annual merit increases.

General and Administrative

     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 24.0% to $1.8 million for the three months ended March 31, 2005 from $1.5 million for the three months ended March 31, 2004. The increase in general and administrative expenses for the three-month period was primarily due to increased external professional fees associated with Sarbanes Oxley Act, Section 404 compliance and, to a lesser extent, an increase in labor costs and the provision for doubtful accounts.

Interest Expense

     Interest expense for the three months ended March 31, 2005 increased 89.7% to $55,000 versus $29,000 for the three months ended March 31, 2004 due to the increase in net borrowings during the second half of 2004 from the Credit Facility, defined below.

Interest and Other Income

     Interest and other income increased to $133,000 for the three months ended March 31, 2005 from $15,000 for the three months ended March 31, 2004 due to interest income on cash and cash equivalents available for investments excluding marketable securities which are accounted for as “available-for-sale.” See Note 2 to the unaudited consolidated financial statements included herein.

Income Taxes

     No provision or benefit for federal, state or foreign income taxes was made for the three months ended March 31, 2005 and March 31, 2004 due to the operating loss carryforwards from prior periods. Net operating loss carryforwards available at December 31, 2004, which expire at various times through the year 2024 and are available to offset future taxable income, were $62.9 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources

     The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

     As of March 31, 2005, the Company had $26.0 million in cash, cash equivalents and investments in marketable securities, reflecting a net increase of $0.7 million since December 31, 2004. As of March 31, 2005, the Company had working capital of $5.2 million as compared to $3.7 million as of December 31, 2004. The $1.5 million increase in working capital resulted primarily from additional cash and investments in marketable securities derived from proceeds of the exercises of employee stock options to purchase Common Stock of $1.3 million during the three months ended March 31, 2005.

     Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2005 as compared to net cash used in operating activities of $2.8 million for the three months ended March 31, 2004. The $3.0 million increase was primarily due to the improvement in the results of operations for the three months ended March 31, 2005 as compared to the same period a year ago.

     Net cash used in investing activities was $2.0 million for the three months ended March 31, 2005 as compared to $0.3 million for the three months ended March 31, 2004. The $1.7 million increase in net cash used in investing activities was primarily due to investments in marketable securities available-for-sale and an increase in cash purchases of property and equipment, including additional equipment purchases associated with the Intersourcing operations. The Company began investing in marketable securities available-for-sale during the three months ended December 31, 2004.

     Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2005 as compared to $0.6 million for the three months ended March 31, 2004. The $0.4 million increase in net cash provided by financing activities was primarily related to higher net proceeds from exercises of employee stock options to purchase Common Stock.

     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of March 31, 2005 and 2004, were 51 days and 48 days, respectively. The increase in DSO’s as of March 31, 2005 was related to the increase in accounts receivable principally from incremental revenues generated.

     Deferred revenue was $27.6 million at March 31, 2005 as compared to $28.5 million at December 31, 2004. The decrease of $0.9 million in deferred revenue for the three months ended March 31, 2005 was primarily due to lower cyclical annual maintenance renewals (or billings). It is typical in the Company’s first fiscal quarter that maintenance revenues recognized exceed the annual maintenance billings.

     The Company has a revolving line of credit agreement, as amended from time to time, with Silicon Valley Bank (the “Credit Facility”) that expires on May 27, 2005. As of March 31, 2005, $4.5 million was available for borrowing under the Credit Facility with $0.4 million outstanding under the equipment term note of the Credit Facility. The Company is in the process of negotiating the potential renewal of the Credit Facility (the “Renewal Credit Facility”) but there can be no assurance that the Renewal Credit Facility will be obtained.

     Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of current assets to current liabilities, excluding deferred revenue) of 1.75 to 1.0 and certain quarterly revenue levels as of the end of each quarter, as provided in the Credit Facility, as amended. As of March 31, 2005, the Company was in compliance with all covenants included in the terms of the Credit Facility.

     The Company believes that cash and cash equivalents, investments in marketable securities and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

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

Forward-Looking Statements

     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2003, including Exhibit 99.1 thereto, filed with the SEC on March 10, 2005. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments include obligations of U.S. government agencies and corporate debt securities. Corporate debt securities include commercial paper which must carry minimum short-term ratings of P-1 by Moody’s and A1 by Standard & Poors. Other corporate debt obligations must carry a minimum rating of double –A by Moody’s or Standard & Poors.

     Interest on the Credit Facility, which expires on May 28, 2005, is based on Prime Rate plus 1.0% per annum (reduced to Prime Rate plus 0.5% per annum upon two consecutive quarters of net profitability, as defined). The Company was charged a weighted average interest rate of 5.5% per annum during the first quarter of 2005 under the Credit Facility. As of March 31, 2005, $4.5 million was available for borrowing under the Credit Facility with $0.4 million outstanding under the equipment term note.

     As of March 31, 2005, total investments in available-for-sale marketable securities were $12.0 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.

     Interest rate risk. As of March 31, 2005, 100% of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 2.66% per annum). In addition, the Credit Facility is a variable rate borrowing facility.

     To illustrate the potential impact of changes in interest rates, the Company has performed the following analysis based on its March 31, 2005 unaudited consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair market value of the Company’s total investment portfolio of approximately $6,000 over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair market value of the Company’s total investment portfolio of approximately $6,000 over the next 12 months.

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

The Ultimate Software Group, Inc.
Date: May 10, 2005	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)