Form 10-Q
period 2005-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2005-08-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
     As of July 21, 2005, there were 23,139,944 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
ITEM 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$19,182	$14,766
Accounts receivable, net of allowance for doubtful accounts of $450 and $500 for 2005 and 2004, respectively	13,481	12,600
Short-term investments in marketable securities	6,006	8,103
Prepaid expenses and other current assets	4,982	3,114

Total current assets	43,651	38,583
Property and equipment, net	10,175	9,512
Long-term investments in marketable securities	1,900	2,441
Other assets, net	2,195	2,010

Total assets	$57,921	$52,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,644	$2,202
Accrued expenses	5,034	6,015
Current portion of deferred revenue	25,708	25,591
Current portion of capital lease obligations	1,342	928
Current portion of long-term debt	336	170

Total current liabilities	35,064	34,906
Deferred revenue, net of current portion	3,072	2,885
Capital lease obligations, net of current portion	1,156	952
Long-term debt, net of current portion	529	279

Total liabilities	39,821	39,022

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 23,391,291 and 22,749,363 shares issued in 2005 and 2004, respectively	234	227
Additional paid-in capital	107,339	103,643
Accumulated other comprehensive loss	(31)	(15)
Accumulated deficit	(88,388)	(89,277)

	19,154	14,578
Treasury stock, 257,647 shares, at cost	(1,054)	(1,054)

Total stockholders’ equity	18,100	13,524

Total liabilities and stockholders’ equity	$57,921	$52,546

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Recurring	$12,141	$9,207	$23,729	$17,906
Services	6,389	6,129	12,565	11,938
License	2,778	2,114	5,162	3,511

Total revenues	21,308	17,450	41,456	33,355

Cost of revenues:
Recurring	3,367	2,957	6,436	5,839
Services	4,786	4,457	9,820	9,114
License	176	270	299	543

Total cost of revenues	8,329	7,684	16,555	15,496

Operating expenses:
Sales and marketing	5,267	5,261	10,457	10,092
Research and development	5,184	4,543	9,986	9,098
General and administrative	1,948	1,669	3,756	3,127

Total operating expenses	12,399	11,473	24,199	22,317

Operating income (loss)	580	(1,707)	702	(4,458)
Interest expense	(61)	(70)	(116)	(99)
Interest and other income	170	34	303	49

Net income (loss)	$689	$(1,743)	$889	$(4,508)

Net income (loss) per share:
Basic	$0.03	$(0.08)	$0.04	$(0.21)

Diluted	$0.03	$(0.08)	$0.03	$(0.21)

Weighted average shares outstanding:
Basic	22,952	21,479	22,751	21,080

Diluted	26,023	21,479	25,730	21,080

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$889	$(4,508)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,212	2,628
Provision for doubtful accounts	346	157
Accretion of discounts and amortization of premiums of investments in marketable securities	(94)	–
Non-cash stock-based compensation expense	85	62
Changes in operating assets and liabilities:
Accounts receivable	(1,227)	(1,222)
Prepaid expenses and other current assets	(1,868)	(637)
Other assets	(277)	(61)
Accounts payable	442	61
Accrued expenses	(981)	(359)
Deferred revenue	304	409

Net cash used in operating activities	(169)	(3,470)

Cash flows from investing activities:
Purchases of marketable securities	(6,559)	–
Maturities of marketable securities	9,275	–
Purchases of property and equipment	(1,588)	(2,094)

Net cash provided by (used in) investing activities	1,128	(2,094)

Cash flows from financing activities:
Principal payments on capital lease obligations	(577)	(603)
Net borrowings on Credit Facility	416	–
Net proceeds from issuances of Common Stock	3,618	15,846

Net cash provided by financing activities	3,457	15,243

Net increase in cash and cash equivalents	4,416	9,679
Cash and cash equivalents, beginning of period	14,766	13,783

Cash and cash equivalents, end of period	$19,182	$23,462

Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$72

Supplemental disclosure of non-cash financing activities:
- The Company entered into capital lease obligations to acquire new equipment totaling $1,195 and $1,099 for the six months ended June 30, 2005 and 2004, respectively.
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of operating results for the full fiscal years or for any future periods.
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

     The amortized cost and market value of the Company’s investments in available-for-sale securities at June 30, 2005 are shown in the table below (in thousands). There were no such investments held at June 30, 2004 or during the three- and six-month periods then ended.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Investments in marketable securities:
U.S. government obligations	$4,191	$–	$16	$4,175
Corporate debt securities	3,746	–	15	3,731

	7,937	–	31	7,906

Cash equivalents:
U.S. government obligations	2,494	–	–	2,494
Corporate debt securities	6,573	–	–	6,573

	9,067	–	–	9,067

Total investments, available-for-sale	$17,004	$–	$31	$16,973

     The amortized cost and estimated fair value of the available-for-sale securities by contractual maturity at June 30, 2005 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$15,083	$15,073
Due after one year	1,921	1,900

	$17,004	$16,973

     Effective January 1, 2005, the Company adopted the provisions set forth in the Emerging Issues Task Force (EITF) Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under the FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of this rule did not have an impact on the Company’s unaudited consolidated financial statements.
Concentration of Revenues
     During the three months ended June 30, 2005 and 2004, one of the Company’s customers, Ceridian Corporation (“Ceridian”), accounted for 9.0% and 15.8%, respectively, of total revenues. During the six months ended June 30, 2005 and 2004, Ceridian accounted for 9.3% and 16.6%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. The Ceridian Services Agreement (as defined below), under which services revenues were recognized in 2004, expired on December 31, 2004 and no services revenues will be recognized with respect to it in 2005 or thereafter.

     The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the three and six months ended June 30, 2005 and 2004 was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Recurring revenues	9.0%	11.0%	9.3%	11.6%
Services revenues	–	4.8	–	5.0

Total revenues	9.0%	15.8%	9.3%	16.6%

     Recurring revenues for the periods presented were recognized pursuant to the Original Ceridian Agreement, discussed below. Services revenues for the three and six months ended June 30, 2004 were recognized under the Ceridian Services Agreement in 2004, discussed below.
     As previously disclosed, Ultimate Software and Ceridian signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), an existing business service provider (“BSP”) of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid Ultimate Software a total of $25.5 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in recurring subscription revenues from the Original Ceridian Agreement until its termination. The earliest date that this agreement can be terminated by either party is March 9, 2008 (except for an uncured material breach). The amount of subscription revenue, a component of recurring revenues, recognized under the Original Ceridian Agreement during the three and six months ended June 30, 2005, totaling $1.9 million and $3.9 million, respectively, was the same as that recognized in the same periods a year ago.
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
Accounting for Stock-Based Compensation
     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” for the three-month and six-month periods ended June 30, 2005 and 2004.

     The Company’s 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, and together with stock options, the “Awards”). The Plan was approved by the Company’s stockholders at the annual meeting of stockholders on May 17, 2005. Prior to that date, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”). Effective May 17, 2005, no additional options may be granted under the Prior Plan. However, options previously granted under the Prior Plan remain outstanding. As of June 30, 2005, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,887,832 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest immediately on the grant date. However, options granted to non-employee directors under the Plan first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors and (iii) the effective date of a change in control of the Company.
     SFAS No. 123 requires pro forma information for options issued to employees determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.6% for 2005 and 2004, a dividend yield of 0% for all periods presented, expected volatility of 43% for 2005 and 49% for 2004, and an expected life of four years for all periods presented. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$689	$(1,743)	$889	$(4,508)
Compensation expense, pro forma	(732)	(249)	(1,500)	(718)

Pro forma	$(43)	$(1,992)	$(611)	$(5,226)

Net income (loss) per share, basic:
As reported	$0.03	$(0.08)	$0.04	$(0.21)
Compensation expense, pro forma	(0.03)	(0.01)	(0.06)	(0.04)

Pro forma	$–	$(0.09)	$(0.02)	$(0.25)

Net income (loss) per share, diluted:

As reported	$0.03	$(0.08)	$0.03	$(0.21)

Compensation expense, pro forma	(0.03)	(0.01)	(0.06)	(0.04)

Pro forma	$–	$(0.09)	$(0.03)	$(0.25)

Earnings Per Share
     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding	22,952	21,479	22,751	21,080
Effect of dilutive stock options	3,071	–	2,979	–
Effect of dilutive restricted stock awards	–	–	–	–

Dilutive shares outstanding	26,023	21,479	25,730	21,080

Other common stock equivalents (i.e., stock options and warrants) outstanding which are not included in the calculation of diluted income (loss) per share because their impact is antidilutive	2,692	5,670	2,784	5,670

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
     Comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$689	$(1,743)	$889	$(4,508)
Other comprehensive loss:
Unrealized loss on investments in marketable securities available-for-sale	(31)	–	(31)	–

Comprehensive income (loss)	$658	$(1,743)	$858	$(4,508)

3. RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligation, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective no later than December 31, 2005 for the Company. The Company is currently evaluating the impact of the adoption of this statement on its condensed consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). APB 20 required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (IASB). SFAS 154 is effective for the Company’s fiscal year ending December 31, 2006. The Company does not believe the adoption of this statement will have a material impact on its condensed consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R effective January 1, 2006, at which time the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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
     In 2002, Ultimate Software began offering hosting services, branded “Intersourcing” by the Company, whereby Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a data center located in Miami, Florida and managed by IBM. The Company intends to open its second data center in Atlanta, Georgia, also managed by IBM, in August 2005. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.
     After the introduction of Intersourcing in mid-2002, the sales mix gradually began to shift towards Intersourcing, especially during 2003 and continuing in 2004 and 2005. Management believes the shift in sales mix helps to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams. Intersourcing sales typically include a one-time upfront fee, priced on a per-employee basis, and ongoing monthly fees, priced on a per-employee-per-month (“PEPM”) basis. To the extent there are upfront fees associated with the Intersourcing sale, subscription revenues are recognized ratably over the term of the related contract beginning when the related customer processes its first Live payroll (or goes “Live”). Ongoing monthly PEPM fees are recognized as recurring subscription revenues each month commencing when the related customer goes Live.
     The sales mix composition for the three months ended June 30, 2005 was approximately 50% Intersourcing units and 50% license units. For the six-month period ended June 30, 2005, the sales composition favored Intersourcing, with approximately 55% Intersourcing units and 45% license units. While the Company expects the sales mix in the future to generally favor Intersourcing unit sales, the composition can vary from management’s expectations from quarter to quarter.
     As a result of the Company’s business strategy, which has a significant focus on Intersourcing sales, a financial metric used by the Company in measuring future financial performance is new “annual recurring revenues.” New annual recurring revenues represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time charges); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new business service providers; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during the second fiscal quarter of 2005 were $4.5 million as compared to $3.4 million for the same period in 2004. New annual recurring revenues attributable to sales during the first six months of 2005 were $7.5 million, a 37% increase over the same period of 2004.
     Another major component of recurring revenues is subscription revenues generated from the Company’s business service provider (“BSP”) channel. The BSP contributing the most revenues from the BSP channel during the three and six months ended June 30, 2005 and 2004 was Ceridian Corporation (“Ceridian”) under the Original Ceridian Agreement (defined below). See also “Overview–Original Ceridian Agreement.”
     As previously disclosed, Ultimate Software and Ceridian signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian

Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and mid-size business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $25.5 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in subscription revenues (a component of recurring revenues) from the Original Ceridian Agreement until its termination. The earliest date that this agreement can be terminated by either party is March 9, 2008 (except for an uncured material breach). The amounts of subscription revenues recognized under the Original Ceridian Agreement during the three and six months ended June 30, 2005, totaling $1.9 million and $3.9 million, respectively, were the same as those recognized in the same period a year ago.
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
     The Residual Method (as defined below) is used to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Undelivered elements in a license arrangement typically include maintenance, training and implementation services (the “Standard Undelivered Elements”). The fair value for maintenance fees is based on the price of the services sold separately, which is determined by the annual renewal rate historically and consistently charged to customers (the “Maintenance Valuation”). Maintenance fees are generally priced as a percentage of the related license fee. The fair value for training services is based on standard pricing (i.e., rate per training day charged to customers for class attendance), taking into consideration stand-alone sales of training services through year-end seminars and historically consistent pricing for such services (the “Training Valuation”). The fair value for implementation services is based on standard pricing (i.e., rate per hour charged to customers for implementation services), taking into consideration stand-alone sales of implementation services through special projects and historically consistent pricing for such services (the “Implementation Valuation”). Under the residual method (the “Residual Method”), the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee attributable to the delivered element, the license fee, is recognized as license revenue. If VSOE for one or more undelivered elements does not exist, the revenue is deferred on the entire arrangement until the earlier of the point at which (i) such VSOE does exist or (ii) all elements of the arrangement have been delivered.
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

PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $25.5 million received to date.
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
Concentration of Revenues
     During the three months ended June 30, 2005 and 2004, one of the Company’s customers, Ceridian Corporation (“Ceridian”), accounted for 9.0% and 15.8%, respectively, of total revenues. During the six months ended June 30, 2005 and 2004, Ceridian accounted for 9.3% and 16.6%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. The Ceridian Services Agreement, under which services revenues were recognized in 2004, expired on December 31, 2004 and no services revenues will be recognized with respect to it in 2005 or thereafter.

     The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the three and six months ended June 30, 2005 and 2004 was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Recurring revenues	9.0%	11.0%	9.3%	11.6%
Services revenues	–	4.8	–	5.0

Total revenues	9.0%	15.8%	9.3%	16.6%

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
Deferred Taxes
     The Company provides a valuation allowance for that portion of deferred tax assets which is not likely to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. Any reversal of the deferred tax valuation allowance is made when the Company believes that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of the deferred tax assets and related valuation allowance is based on taxable income expected to be earned over future periods which will include the utilization of previously accumulated net operating tax losses. The Company will continue to evaluate each quarter the amount, if any, of additional reduction or increase of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to the Company’s recent positive financial results as well as projected earnings over future periods. The impact of further reductions of the valuation allowance will be to record a tax benefit, which will increase net income in the period the determination is made. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred tax valuation allowance, in the event the Company is able to determine that it would be able to realize the deferred tax assets, in the future, a reduction in the deferred tax asset valuation allowance would increase income in the period the determination was made.
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
     The Company’s direct sales force markets UltiPro as an in-house human resources, payroll and workforce management solution and alternatively as a hosted offering branded “Intersourcing” (the “Intersourcing Offering”). Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model, introduced in 2002, the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a data center located in Miami, Florida, managed by International Business Machines (“IBM”). The Company intends to open its second data center in Atlanta, Georgia, also managed by IBM, in August 2005.
Intersourcing Offering
     In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a data center located in Miami, Florida, which is managed by IBM. The Company’s second data center, expected to open for operations in August 2005, will be managed by IBM and located in Atlanta, Georgia. Different types of hosting arrangements include the sale of Hosting Services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of Hosting Services to customers that license UltiPro on a perpetual basis. Hosting Services, typically available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the IT support requirements of their business applications and are priced on a per-employee-per-month basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data center.

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
     Under the agreement, Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $25.5 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Ceridian retains certain rights to use the software upon termination.
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

Results of Operations
     The following table sets forth the statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Recurring	57.0%	52.8%	57.2%	53.7%
Services	30.0	35.1	30.3	35.8
License	13.0	12.1	12.5	10.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Recurring	15.8	16.9	15.5	17.5
Services	22.5	25.5	23.7	27.3
License	0.8	1.6	0.7	1.6

Total cost of revenues	39.1	44.0	39.9	46.4

Operating expenses:
Sales and marketing	24.8	30.1	25.2	30.3
Research and development	24.3	26.1	24.1	27.3
General and administrative	9.1	9.6	9.1	9.4

Total operating expenses	58.2	65.8	58.4	67.0

Operating income (loss)	2.7	(9.8)	1.7	(13.4)
Interest expense	(0.3)	(0.4)	(0.3)	(0.3)
Interest and other income	0.8	0.2	0.7	0.2

Net income (loss)	3.2%	(10.0)%	2.1%	(13.5)%

Revenues
     The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).
     Recurring revenues include annual maintenance on software license agreements for the Company’s products and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. Per-employee-per-month (“PEPM”) fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues as the services are delivered. All of the Company’s customers that purchased software during the three and six months ended June 30, 2005 and the year 2004 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.
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
     Total revenues, consisting of recurring, services and license revenues, increased 22.1% to $21.3 million for the three months ended June 30, 2005 from $17.5 million for the three months ended June 30, 2004. Total revenues increased 24.3% to $41.5 million for the six months ended June 30, 2005 from $33.4 million for the six months ended June 30, 2004.
     Recurring revenues increased 31.9% to $12.1 million for the three months ended June 30, 2005 from $9.2 million for the three months ended June 30, 2004. Recurring revenues increased 32.5% to $23.7 million for the six months ended June 30, 2005 from $17.9 million for the six months ended June 30, 2004. The increases in recurring revenues for the three and six months ended June 30, 2005 were primarily due to incremental business generated from Intersourcing operations since June 30, 2004 and, to a lesser extent, maintenance revenues associated with incremental license units sold. During the three- and six-month periods ended June 30, 2005, more Intersourcing units went Live than in the comparable periods of the prior year, which caused Intersourcing revenues to increase since revenue recognition commences on Live date.
     Services revenues increased 4.2 % to $6.4 million for the three months ended June 30, 2005 from $6.1 million for the three months ended June 30, 2004. Services revenues increased 5.3 % to $12.6 million for the six months ended June 30, 2005 from $11.9 million for the six months ended June 30, 2004. The increases in the three- and six-month periods ended June 30, 2005 were primarily due to the impact of additional new units sold, which contributed to increases in training revenues (from increased attendance in training sessions for the customer’s use of UltiPro) and increases in implementation revenues (from additional billable hours for implementation service consultants).
     License revenues increased 31.4% to $2.8 million for the three months ended June 30, 2005 from $2.1 million for the three months ended June 30, 2004. License revenues increased 47.0% to $5.2 million for the six months ended June 30, 2005 from $3.5 million for the six months ended June 30, 2004. These increases for the three- and six-month periods ended June 30, 2005 were due to an increase in the number of license units sold, partially offset by a lower average selling price per unit.
Cost of Revenues
     Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including, to a lesser extent, amortization of capitalized software (particularly in the prior year periods as the unamortized balance in capitalized software in 2005 is relatively small). Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and costs to provide services to BSP’s and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain reimbursable out-of-pocket expenses. Cost of license revenues primarily consists of fees payable to a third-party for software products distributed by the Company. UltiPro includes third-party software for enhanced report-writing purposes. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software.
     Total cost of revenues increased 8.4% to $8.3 million for the three months ended June 30, 2005 from $7.7 million for the three months ended June 30, 2004. Total cost of revenues increased 6.8% to $16.6 million from $15.5 million for the six months ended June 30, 2005.
     Cost of recurring revenues increased 13.9% to $3.4 million for the three months ended June 30, 2005 from $3.0 million for the three months ended June 30, 2004. Cost of recurring revenues increased 10.2% to $6.4 million for the six months ended June 30, 2005 from $5.8 million for the six months ended June 30, 2004. The increases in cost of recurring revenues for the three and six months ended June 30, 2005 were primarily due to the increase in costs related to the Intersourcing Offering, including increased labor costs and higher operating costs associated with new Intersourcing sales, partially offset by a reduction in the amortization of capitalized software which ended in July 2004.
     Cost of services revenues increased 7.4% to $4.8 million for the three months ended June 30, 2005 from $4.5 million for the three months ended June 30, 2004. Cost of services revenues increased 7.7% to $9.8 million for the six months ended June 30, 2005 from $9.1 million for the six months ended June 30, 2004. The increases in the three- and six-month periods ended June 30, 2005 were primarily due to an increase in labor costs related to providing services to the BSP channel.
     Cost of license revenues decreased 34.8% to $176,000 for the three months ended June 30, 2005 from $270,000 for the three months ended June 30, 2004. Cost of license revenues decreased 44.9% to $299,000 for the six months ended June 30, 2005 from $543,000 for the six months ended June 30, 2004. The decreases in cost of license revenues for the three- and six-month periods ended June 30, 2005 were principally due to the reduction in capitalized software amortization (which ended in July 2004), partially offset by increased royalties paid to additional third party vendors for third-party products sold in conjunction with UltiPro.
Sales and Marketing
     Sales and marketing expenses consist primarily of personnel costs, including sales commissions, as well as travel and promotional expenses, facility and communication costs for direct sales offices and advertising and marketing costs. Sales and marketing expenses totaling $5.3 million for the three months ended June 30, 2005 were consistent with those of the same period in 2004. Sales and marketing expenses increased 3.6% to $10.5 million for the six months ended June 30, 2005 from $10.1 million for the six months ended June 30, 2004. In the three-month period ended June 30, 2005, sales commissions on Intersourcing sales increased over the prior year comparable period, offset by a decrease in advertising and marketing expenses. The primary factor contributing to the increase for the six-month period ended June 30, 2005 was an increase in sales commissions on Intersourcing sales as well as higher sales commissions on license sales due to additional license revenues. Sales commission on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on Live date, which corresponds to Intersourcing revenue recognition.
Research and Development
     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 14.1% to $5.2 million for the three months ended June 30, 2005 from $4.5 million for the three months ended June 30, 2005. Research and development expenses increased 9.8% to $10.0 million for the six month period ended June 30, 2005 from $9.1 million for the six month period ended June 30, 2004. The increases in the three- and six-month period were primarily due to higher labor costs relating to additional headcount and annual merit increases.
General and Administrative
     General and administrative expenses consist primarily of labor costs for executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 16.7% to $1.9 million for the three months ended June 30, 2005 from $1.7 million for the three months ended June 30, 2004. General and administrative expenses increased 20.1% to $3.8 million for the six months ended June 30, 2005 from $3.1 million for the six months ended June 30, 2004. The increases in general and administrative expenses for the three- and six-month periods ended June 30, 2005 were primarily due to an increase in the provision for doubtful accounts, higher labor costs, including annual merit increases, as well as additional corporate overhead costs, including allocated rent and depreciation expenses.
Interest Expense
     Interest expense for the three months ended June 30, 2005 was comparable to the same period of the prior year. Interest expense for the six months ended June 30, 2005 increased 17.2% to $116,000 compared to $99,000 for the six months ended June 30, 2004. The increase was primarily due to the increase in net borrowings during the first half of 2005 from the Credit Facility, defined below.
Interest and Other Income
     Interest and other income increased to $170,000 for the three months ended June 30, 2005 from $34,000 for the three months ended June 30, 2004. Interest and other income increased to $303,000 for the six months ended June 30, 2005 from $49,000 for the six months ended June 30, 2004. The increases in interest and other income for the three- and six-month periods ended June 30, 2005 were due to interest income on cash and cash equivalents available for investments, excluding marketable securities which are accounted for as “available-for-sale.” See Note 2 to the unaudited condensed consolidated financial statements included herein.
Income Taxes
     No provision or benefit for federal, state or foreign income taxes was made for the three and six months ended June 30, 2005 or 2004 due to the operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2004 which expire at various times through the year 2024 are available to offset future taxable income were $62.9 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.
Liquidity and Capital Resources
     The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.
     As of June 30, 2005, the Company had $27.1 million in cash, cash equivalents and investments in marketable securities, reflecting a net increase of $1.8 million since December 31, 2004. As of June 30, 2005, the Company had working capital of $8.6 million as compared to $3.7 million as of December 31, 2004. The $4.9 million increase in working capital resulted primarily from cash proceeds of $3.6 million derived from exercises of employee stock options to purchase Common Stock during the six months ended June 30, 2005.
     Net cash used in operating activities was $0.2 million for the six months ended June 30, 2005 as compared to net cash used in operating activities of $3.5 million for the six months ended June 30, 2004. The $3.3 million reduction in cash used in operating activities was primarily due to the improvement in the results of operations for the six months ended June 30, 2005 as compared to the same period of the prior year, partially offset by increased prepaid expenses, including prepaid Intersourcing commissions related to the growth in Intersourcing operations.
     Net cash provided by investing activities was $1.1 million for the six months ended June 30, 2005 as compared to net cash used in investing activities of $2.1 million for the six months ended June 30, 2004. The $3.2 million increase in net cash provided by investing activities was primarily due to maturities (net of purchases) of investments in marketable securities available-for-sale and a decrease in cash purchases of property and equipment. The Company began investing in marketable securities available-for-sale during the three months ended December 31, 2004.
     Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2005 as compared to $15.2 million for the six months ended June 30, 2004. The $11.7 million decrease in net cash provided by financing activities was primarily related to a private placement during the six months ended June 30, 2004, which did not recur in the the six months ended June 30, 2005. During the six months ended June 30, 2004, net proceeds from the May 2004 private sale of the Company’s Common Stock were $14.4 million, after deducting commissions and other stock issuance costs. The decrease in net cash provided by financing activities attributable to the May 2004 private placement was partially offset by an increase in net proceeds from exercises of employee stock options to purchase Common Stock of $2.1 million, to $3.6 million during the six months ended June 30, 2005 from $1.5 million during the same period in the prior year.
     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of June 30, 2005 and 2004, were 58 days and 54 days, respectively. The increase in DSO’s as of June 30, 2005 was related to the increase in accounts receivable principally from incremental license revenues generated during the three months ended June 30, 2005.
     Deferred revenue was $28.8 million at June 30, 2005 as compared to $28.5 million at December 31, 2004. The increase of $0.3 million in deferred revenue for the six months ended June 30, 2005 was primarily due to additional Intersourcing sales, partially offset by a net reduction in deferred maintenance related to the timing of annual maintenance renewals and a net reduction in deferred Ceridian revenue resulting from revenue recognition in excess of cash received during the six-month period. The net reduction to deferred revenues associated with Ceridian is expected to continue as the Company expects to recognize $642,000 per month in recurring subscription revenues and to collect $500,000 per month (subject to contracted increases) from Ceridian until the termination of the related agreement—see Original Ceridian Agreement.
     The Company had a revolving line of credit agreement, as amended from time to time, with Silicon Valley Bank (the “Bank”) that expired on May 27, 2005. On June 13, 2005, the Company entered into a new credit facility with the Bank, which was effective as of May 27, 2005 for the Revolver, defined below, and as of June 13, 2005 for the Equipment Loan, as defined below (the “Credit Facility”). The Credit Facility is comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). As of June 30, 2005, $4.5 million was available for borrowing under the Credit Facility, with $0.5 million outstanding under the Equipment Loan.

     The Revolver expires on May 26, 2006 and provides for advances of up to an aggregate of $2.5 million, subject to limitations related to the amount of the Company’s cash and investments held at or through the Bank (the “Investments”). To the extent Investments are less than $12 million, the amount of advances under the Revolver are limited to 75% of the Company’s eligible accounts receivable, not to exceed an aggregate of $2.5 million. To the extent Investments are more than $12 million, there are no limitations for drawing advances under the Revolver, not to exceed $2.5 million. The Revolver bears interest, payable monthly, at a rate equal to the Prime Rate per annum.
     The Equipment Loan provides for advances of up to an aggregate of $2.5 million, subject to certain terms of the agreement, and is payable in 36 equal monthly installments, plus interest. The payment period for each advance under the Equipment Loan expires 36 months after the date of borrowing. Interest on the Equipment Loan is based on the Prime Rate plus 0.5% (fixed at the time of the advance) or a fixed rate of 7.0%, with the selection of the type of available rate at the discretion of the Company.
     Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material financial covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of quick assets (or cash and accounts receivable) plus total marketable securities to current liabilities, plus all indebtedness to the Bank and excluding deferred revenue) of 1.75 to 1.0 and certain quarterly revenue levels as of the end of each quarter, as provided in the Credit Facility. As of June 30, 2005, the Company was in compliance with all covenants included in the terms of the Credit Facility.
     The Company believes that cash and cash equivalents, investments in marketable securities, cash generated from operations and cash available under the Credit Facility will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
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
Forward-Looking Statements
     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2004, including Exhibit 99.1 thereto, filed with the SEC on March 10, 2005. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise .
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
     The Company targets its portfolio to have maturities of 24 months or less. Investments are held to enhance the preservation of capital and not for trading purposes.
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
     Interest on the Credit Facility, which expires on May 26, 2006, is based on Prime Rate per annum. The Company was charged a weighted average interest rate of 6.25% per annum during the three months ended June 30, 2005 under the Credit Facility. As of June 30, 2005, $4.5 million was available for borrowing under the Credit Facility with $0.5 million outstanding under the Equipment Loan.
     As of June 30, 2005, total investments in available-for-sale marketable securities were $7.9 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.
     Interest rate risk. As of June 30, 2005, approximately 100% of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 3.0% per annum). In addition, the Credit Facility is a variable rate borrowing facility.
     To illustrate the potential impact of changes in interest rates, the Company has performed the following analysis based on its June 30, 2005 unaudited condensed consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair market value of the Company’s total portfolio of approximately $6,029 over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair market value of the Company’s total portfolio of approximately $6,029 over the next 12 months.
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

PART II—OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on May 17, 2005. The principal business of the meeting was to (i) elect two directors to serve for a three-year term or until their successors are duly elected and qualified and (ii) approve the Company’s 2005 Equity and Incentive Plan. No other business came before the meeting.
     The names of the nominees for director whose terms expired at the 2005 Annual Meeting of Stockholders of the Company and who were elected to serve as directors until the 2008 Annual Meeting of Stockholders are as follows:

Nominee	For	Withheld Vote
LeRoy A. Vander Putten	16,802,317	3,533,266
Robert A. Yanover	11,956,597	8,378,986
     The names of each other director whose term of office as a director continues after the 2005 Annual Meeting of Stockholders and their respective term expirations are as follows:

Term Expires in 2006: Marc D. Scherr James A. FitzPatrick, Jr. Rick A. Wilber

Term Expires in 2007: Scott Scherr
     The results of the vote for approval of the Company’s 2005 Equity and Incentive Plan are as follows:

For	Against	Abstain	No Vote
9,097,563	7,227,787	65,870	3,944,363

ITEM 6. Exhibits

Number	Description
10.1
Seventh Loan Modification Agreement between the Company and Silicon Valley Bank, dated June 13, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2005)

10.2	Term Note between the Company and Silicon Valley Bank, dated June 13, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 17, 2005)

10.3	2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2005)

10.4	Form of Director Fee Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 18, 2005)

10.5	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 18, 2005)

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 18, 2005)

10.7	Form of Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 18, 2005)

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.
Date: August 8, 2005	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)