Form 10-Q
period 2005-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2005-11-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No    ☐
     Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☒   No    ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No    ☒
     As of October 13, 2005, there were 23,361,519 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
ITEM 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$18,347	$14,766
Accounts receivable, net of allowance for doubtful accounts of $450 and $500 for 2005 and 2004, respectively	14,068	12,600
Short-term investments in marketable securities	10,171	8,103
Prepaid expenses and other current assets	4,686	3,114

Total current assets	47,272	38,583

Property and equipment, net	10,435	9,512
Long-term investments in marketable securities	883	2,441
Other assets, net	2,383	2,010

Total assets	$60,973	$52,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,283	$2,202
Accrued expenses	5,402	6,015
Current portion of deferred revenue	26,767	25,591
Current portion of capital lease obligations	1,444	928
Current portion of long-term debt	338	170

Total current liabilities	36,234	34,906

Deferred revenue, net of current portion	3,317	2,885
Capital lease obligations, net of current portion	1,203	952
Long-term debt, net of current portion	445	279

Total liabilities	41,199	39,022

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 23,553,252 and 22,657,415 shares issued in 2005 and 2004, respectively	236	227
Additional paid-in capital	108,317	103,643
Accumulated other comprehensive loss	(38)	(15)
Accumulated deficit	(87,687)	(89,277)

	20,828	14,578
Treasury stock, 257,647 shares, at cost	(1,054)	(1,054)

Total stockholders’ equity	19,774	13,524

Total liabilities and stockholders’ equity	$60,973	$52,546

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Recurring	$12,956	$10,075	$36,685	$27,981
Services	6,484	6,079	19,049	18,017
License	2,746	2,011	7,909	5,522

Total revenues	22,186	18,165	63,643	51,520

Cost of revenues:
Recurring	3,588	3,103	10,024	8,942
Services	5,171	4,283	14,991	13,397
License	165	288	464	831

Total cost of revenues	8,924	7,674	25,479	23,170

Operating expenses:
Sales and marketing	5,523	5,158	15,980	15,251
Research and development	5,251	4,805	15,238	13,902
General and administrative	1,945	1,894	5,701	5,020

Total operating expenses	12,719	11,857	36,919	34,173

Operating income (loss)	543	(1,366)	1,245	(5,823)

Interest expense	(65)	(34)	(181)	(133)
Interest and other income	223	69	526	117

Net income (loss)	$701	$(1,331)	$1,590	$(5,839)

Net income (loss) per share:
Basic	$0.03	$(0.06)	$0.07	$(0.27)

Diluted	$0.03	$(0.06)	$0.06	$(0.27)

Weighted average shares outstanding:
Basic	23,229	22,353	22,899	21,507

Diluted	26,566	22,353	26,112	21,507

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months
	Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,590	$(5,839)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,326	3,961
Provision for doubtful accounts	489	337
Non-cash stock-based compensation expense	146	102
Changes in operating assets and liabilities:
Accounts receivable	(1,957)	(1,299)
Prepaid expenses and other current assets	(1,572)	(456)
Other assets	(488)	(343)
Accounts payable	81	3
Accrued expenses	(613)	883
Deferred revenue	1,608	1,177

Net cash provided by (used in) operating activities	2,610	(1,474)

Cash flows from investing activities:
Purchases of marketable securities	(13,302)	–
Maturities of marketable securities	12,770	–
Purchases of property and equipment	(2,429)	(2,926)

Net cash used in investing activities	(2,961)	(2,926)

Cash flows from financing activities:
Principal payments on capital lease obligations	(939)	(890)
Net borrowings on Credit Facility	334	491
Net proceeds from issuances of Common Stock	4,537	16,173

Net cash provided by financing activities	3,932	15,774

Net increase in cash and cash equivalents	3,581	11,374
Cash and cash equivalents, beginning of period	14,766	13,783

Cash and cash equivalents, end of period	$18,347	$25,157

Supplemental disclosure of cash flow information:
Cash paid for interest	$82	$46

Supplemental disclosure of non-cash financing activities:
–	The Company entered into capital lease obligations to acquire new equipment totaling $1,706 and $1,099 for the nine months ended September 30, 2005 and 2004, respectively.
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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of operating results for the full fiscal years or for any future periods.
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

     The amortized cost and market value of the Company’s investments in marketable securities available-for-sale at September 30, 2005 are shown in the table below (in thousands). There were no such investments held at September 30, 2004 or during the nine-month period then ended.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Investments in marketable securities:
U.S. government obligations	$6,877	$–	$21	$6,856
Corporate debt securities	4,215	–	17	4,198

	11,092	–	38	11,054

Cash equivalents:
U.S. government obligations	399	–	–	399
Corporate debt securities	7,054	–	–	7,054

	7,453	–	–	7,453

Total investments in marketable securities, available-for-sale	$18,545	$–	$38	$18,507

     The amortized cost and estimated fair value of the available-for-sale securities by contractual maturity at September 30, 2005 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$17,650	$17,624
Due after one year	895	883

	$18,545	$18,507

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
     Property and equipment consists of the following (in thousands):

	As of	As of
	September 30, 2005	December 31, 2004
Property and equipment	$31,780	$27,742

Less: accumulated depreciation and amortization	21,345	18,230

	$10,435	$9,512

Concentration of Revenues
     During the three months ended September 30, 2005 and 2004, one of the Company’s customers, Ceridian Corporation (“Ceridian”), accounted for 8.7% and 15.2%, respectively, of total revenues. During the nine months ended September 30, 2005 and 2004, Ceridian accounted for 9.1% and 16.1%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. The Ceridian Services Agreement (as defined below), under which services revenues were recognized in 2004, expired on December 31, 2004 and no services revenues have been or will be recognized with respect to it in 2005 or thereafter.
     The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the three and nine months ended September 30, 2005 and 2004 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Recurring revenues	8.7%	10.6%	9.1%	11.2%
Services revenues	–	4.6	–	4.9

Total revenues	8.7%	15.2%	9.1%	16.1%

     Recurring revenues for the periods presented were recognized pursuant to the Original Ceridian Agreement, discussed below. Services revenues for the three and nine months ended September 30, 2004 were recognized under the Ceridian Services Agreement in 2004, discussed below.
     As previously disclosed, Ultimate Software and Ceridian signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), an existing business service provider (“BSP”) of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid Ultimate Software a total of $27.0 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in recurring subscription revenues from the Original Ceridian Agreement until its termination. The earliest date that this agreement can be terminated by either party is March 9, 2008 (except for an uncured material breach). The amount of subscription revenue, a component of recurring revenues, recognized under the Original Ceridian Agreement during the three and nine months ended September 30, 2005, totaling $1.9 million and $5.8 million, respectively, was the same as that recognized in the same periods a year ago.
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
Accounting for Stock-Based Compensation
     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” for the three-month and nine-month periods ended September 30, 2005 and 2004.
     The Company’s 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, and together with stock options, the “Awards”). The Plan was approved by the Company’s stockholders at the annual meeting of stockholders on May 17, 2005. Prior to that date, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”). Effective May 17, 2005, no additional options may be granted under the Prior Plan. However, options previously granted under the Prior Plan remain outstanding to the extent they have not been exercised or have not expired. As of September 30, 2005, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,751,995 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest immediately on the grant date. However, options granted to non-employee directors under the Plan first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors and (iii) the effective date of a change in control of the Company.

     SFAS No. 123 requires pro forma information for options issued to employees determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.9% for 2005 and 3.4% for 2004, a dividend yield of 0% for all periods presented, expected volatility of 43% for 2005 and 49% for 2004, and an expected life of four years for all periods presented. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$701	$(1,331)	$1,590	$(5,839)
Compensation expense, pro forma	(786)	(334)	(2,286)	(1,150)

Pro forma	$(85)	$(1,665)	$(696)	$(6,989)

Net income (loss) per share, basic:
As reported	$0.03	$(0.06)	$0.07	$(0.27)
Compensation expense, pro forma	(0.03)	(0.01)	(0.10)	(0.05)

Pro forma	$–	$(0.07)	$(0.03)	$(0.32)

Net income (loss) per share, diluted:
As reported	$0.03	$(0.06)	$0.06	$(0.27)
Compensation expense, pro forma	(0.03)	(0.01)	(0.09)	(0.05)

Pro forma	$–	$(0.07)	$(0.03)	$(0.32)

Earnings Per Share
     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	23,229	22,353	22,899	21,507
Effect of dilutive equity instruments	3,337	–	3,213	–

Dilutive weighted average shares outstanding	26,566	22,353	26,112	21,507

Other common stock equivalents (i.e., stock options and, warrants) outstanding which are not included in the calculation of diluted income (loss) per share because their impact is antidilutive	–	5,662	283	5,662

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
     Comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$701	$(1,331)	$1,590	$(5,839)
Other comprehensive loss:
Unrealized loss on investments in marketable securities available-for-sale	(38)	–	(38)	–

Comprehensive income (loss)	$663	$(1,331)	$1,552	$(5,839)

3. RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligation, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective no later than December 31, 2005 for the Company. The Company does not believe the adoption of this statement will have an impact on its unaudited condensed consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). APB 20 required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (IASB). SFAS 154 is effective for the Company’s fiscal year ending December 31, 2006. The Company does not believe the adoption of this statement will have an impact on its unaudited condensed consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended compliance dates for SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next fiscal reporting period that begins after June 15, 2005. The Company is required to adopt the provisions of SFAS 123R effective January 1, 2006, at which time the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company is currently evaluating the impact of the adoption of this statement on its unaudited condensed consolidated financial statements.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Form 10-Q.
Executive Summary
     Ultimate Software’s UltiPro Workforce Management Software (“UltiPro”) is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from recruiting and hiring to compensating and managing benefits to terminating, whether the customer’s processes are centralized at headquarters or distributed across multiple divisions or branch offices. The Company’s main sources of revenues include sales from the Intersourcing Offering (defined below), sales of perpetual software licenses for UltiPro (and the related annual maintenance) and sales of services (mostly implementation) related to both Intersourcing and license sales.
     The Company’s primary business strategy was originally centered on sales of perpetual software licenses of UltiPro. In an effort to reduce the volatility and unpredictable nature of a business strategy predominantly focused on license sales, the Company introduced Intersourcing as an additional revenue source during 2002.
     In 2002, Ultimate Software began offering hosting services, branded “Intersourcing” by the Company, whereby Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a data center located in Miami, Florida and managed by IBM. In August 2005, the Company opened its second data center in Atlanta, Georgia, also managed by IBM. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.
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

     The sales mix composition for the three months and nine months ended September 30, 2005 favored Intersourcing with approximately 60% Intersourcing units and 40% license units for the three-month period and approximately 55% Intersourcing units and 45% license units for the nine-month period. While the Company expects the sales mix in the future to generally favor Intersourcing unit sales (consistent with recent experience), the composition can vary from management’s expectations from quarter to quarter.
     As a result of the Company’s business strategy, which has a significant focus on Intersourcing sales, a financial metric used by the Company in measuring future financial performance is new annual recurring revenues. New annual recurring revenues represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new business service providers; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to the third fiscal quarter of 2005 were $4.0 million as compared to $3.0 million for the same period in 2004. New annual recurring revenues attributable to sales during the first nine months of 2005 were $11.4 million, a 35% increase over the same period of 2004.
     Another major component of recurring revenues is subscription revenues generated from the Company’s business service provider (“BSP”) channel. The BSP contributing the most revenues from the BSP channel during the three and nine months ended September 30, 2005 and 2004 was Ceridian Corporation (“Ceridian”) under the Original Ceridian Agreement (defined below). See also “Overview–Original Ceridian Agreement.”
     As previously disclosed, Ultimate Software and Ceridian signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and mid-size business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $27.0 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in subscription revenues (a component of recurring revenues) from the Original Ceridian Agreement until its termination. The earliest date that this agreement can be terminated by either party is March 9, 2008 (except for an uncured material breach). The amounts of subscription revenues recognized under the Original Ceridian Agreement during the three and nine months ended September 30, 2005, totaling $1.9 million and $5.8 million, respectively, were the same as those recognized in the same period a year ago.
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
Revenue Recognition
     Sources of revenue for the Company include:
•	Sales of perpetual licenses for UltiPro;

•	Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (“Hosting Services”);

•	Sales of the right to use UltiPro through “Intersourcing” (the “Intersourcing Offering”), which includes Hosting Services;

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro (“Base Hosting”);

•	Sales of services including implementation, training and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to BSPs;

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from per-employee-per-month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, amortization of Intersourcing or Hosting Services’ one-time fees, and revenues generated from the Original Ceridian Agreement.
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
Services, including Implementation and Training Services
     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including services provided to BSPs, including RSM, the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed to the extent the pricing for such services is either on a time and materials basis or the payment terms are within the Company’s ordinary and customary payment cycle. In the event payments for services are outside the ordinary and customary period for the Company, the related revenues are recognized as payments come due based on their relative fair values. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement.
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
Recurring Revenues
     Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. In the cases of Intersourcing and Base Hosting sales, amortization of the upfront fees commences when the customer processes its first Live payroll, which typically occurs four to six months after the sale, and extends until the end of the contract period. In the case of the BSP sales channel, amortization of the upfront fee typically commences when the contract is signed, which is when the BSP’s rights under the agreement begin, continuing until the contract term ends. PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which is expected to extend until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $27.0 million received to date.
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
Concentration of Revenues
     During the three months ended September 30, 2005 and 2004, one of the Company’s customers, Ceridian Corporation (“Ceridian”), accounted for 8.7% and 15.2%, respectively, of total revenues. During the nine months ended September 30, 2005 and 2004, Ceridian accounted for 9.1% and 16.1%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. The Ceridian Services Agreement, under which services revenues were recognized in 2004, expired on December 31, 2004 and no services revenues have been or will be recognized with respect to it in 2005 or thereafter.
     The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the three and nine months ended September 30, 2005 and 2004 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Recurring revenues	8.7%	10.6%	9.1%	11.2%
Services revenues	–	4.6	–	4.9

Total revenues	8.7%	15.2%	9.1%	16.1%

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
Deferred Taxes
     The Company provides a valuation allowance for that portion of deferred tax assets which is not likely to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. Any reversal of the deferred tax valuation allowance is made when the Company believes that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of the deferred tax assets and related valuation allowance is based on taxable income expected to be earned over future periods which will include the utilization of previously accumulated net operating tax losses. Each quarter, the Company will continue to evaluate the amount, if any, of additional reduction or increase of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to the Company’s recent positive financial results as well as projected earnings over future periods. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred tax valuation allowance, in the event the Company is able to determine that it would be able to realize the deferred tax assets in the future, a reduction in the deferred tax asset valuation allowance would increase income in the period the determination was made.
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
     The Company’s direct sales force markets UltiPro as an in-house human resources, payroll and workforce management solution and alternatively as a hosted offering branded “Intersourcing” (the “Intersourcing Offering”). Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model, introduced in 2002, the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at two data centers located in Miami, Florida and Atlanta, Georgia (opened in August 2005), both managed by International Business Machines (“IBM”).
Intersourcing Offering
     In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a data center located in Miami, Florida, which is managed by IBM. In August 2005, the Company opened its second data center, which is located in Atlanta, Georgia and is also managed by IBM. Different types of hosting arrangements include the sale of Hosting Services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of Hosting Services to customers that license UltiPro on a perpetual basis. Hosting Services, typically available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the IT support requirements of their business applications and are priced on a per-employee-per-month basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data centers.
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
     Under the agreement, Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $27.0 million under the Original Ceridian Agreement. The earliest date upon which the Ceridian Agreement can be terminated by either party (except for an uncured material breach) is March 9, 2008, resulting in an expected minimum term of 7 years. Ceridian retains certain rights to use the software upon termination.
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

Results of Operations
     The following table sets forth the statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Recurring	58.4%	55.5%	57.6%	54.3%
Services	29.2	33.4	30.0	35.0
License	12.4	11.1	12.4	10.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Recurring	16.2	17.1	15.8	17.4
Services	23.3	23.5	23.5	26.0
License	0.7	1.6	0.7	1.6

Total cost of revenues	40.2	42.2	40.0	45.0

Operating expenses:
Sales and marketing	24.9	28.4	25.1	29.6
Research and development	23.7	26.5	23.9	27.0
General and administrative	8.8	10.4	9.0	9.7

Total operating expenses	57.4	65.3	58.0	66.3

Operating income (loss)	2.4	(7.5)	2.0	(11.3)
Interest expense	(0.2)	(0.2)	(0.3)	(0.2)
Interest and other income	1.0	0.4	0.8	0.2

Net income (loss)	3.2%	(7.3)%	2.5%	(11.3)%

Revenues
     The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).
     Recurring revenues include annual maintenance on software license agreements for the Company’s products and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. Per-employee-per-month (“PEPM”) fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues as the services are delivered. All of the Company’s customers that purchased software during the three and nine months ended September 30, 2005 and the year 2004 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.
     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for services provided to BSPs, the provision of payroll-related forms and the printing of Form W-2’s for certain customers and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed to the extent the pricing for such services is either on a time and materials basis or the payment terms are within the Company’s ordinary and customary payment cycle. In the event payments for services are outside the ordinary and customary period for the Company, the related revenues are recognized as payments come due based on their relative fair values. Other services are recognized as the product is shipped or as the services are rendered.
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
     Total revenues, consisting of recurring, services and license revenues, increased 22.1% to $22.2 million for the three months ended September 30, 2005. Total revenues increased 23.5% to $63.6 million for the nine months ended September 30, 2005.
     Recurring revenues increased 28.6% to $13.0 million for the three months ended September 30, 2005. Recurring revenues increased 31.1% to $36.7 million for the nine months ended September 30, 2005. The increases in recurring revenues for the three and nine months ended September 30, 2005 were primarily due to incremental business generated from Intersourcing operations since September 30, 2004 (as this business unit has continued to grow) and, to a lesser extent, maintenance revenues resulting from incremental license units sold and, to a lesser extent, growth in the number of employees for existing license clients (which results in increased maintenance renewal fees). During the three- and nine-month periods ended September 30, 2005, more Intersourcing units went Live than in the comparable periods of the prior year, which caused Intersourcing revenues to increase since revenue recognition commences on Live date.
     Services revenues increased 6.7% to $6.5 million for the three months ended September 30, 2005. Services revenues increased 5.7% to $19.0 million for the nine months ended September 30, 2005. The increases in the three and nine months ended September 30, 2005 were primarily due to increases in implementation revenues and, to a lesser extent, training revenues. Additional license and Intersourcing units sold in 2005 were a main reason for the increase in both implementation and training revenues as they provided more billable hours for implementation and increased attendance for training. Also, with respect to implementation revenues, additional billable hours were generated from an increase in headcount for billable service consultants to support the growth in our overall sales production, partially offset by a lower net rate per hour.
     License revenues increased 36.5% to $2.7 million for the three months ended September 30, 2005. License revenues increased 43.2% to $7.9 million for the nine months ended September 30, 2005. The increases for the three- and nine-month periods ended September 30, 2005 were due to an increase in the number of license units sold.
Cost of Revenues
     Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including, to a lesser extent, amortization of certain capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and costs to provide services to BSP’s and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain reimbursable out-of-pocket expenses. Cost of license revenues primarily consists of fees payable to third-parties for software products distributed by the Company. UltiPro includes third-

party software for enhanced report-writing purposes, and, to a lesser extent, certain product initiatives, such as employee recruitment. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party software.
     Total cost of revenues increased 16.3% to $8.9 million for the three months ended September 30, 2005. Total cost of revenues increased 10.0% to $25.5 million from $23.2 million for the nine months ended September 30, 2005.
     Cost of recurring revenues increased 15.6% to $3.6 million for the three months ended September 30, 2005. Cost of recurring revenues increased 12.1% to $10.0 million for the nine months ended September 30, 2005. The increases in cost of recurring revenues for the three and nine months ended September 30, 2005 were primarily due to the increase in costs related to the Intersourcing Offering principally resulting from the growth in operations and increased sales, including increased labor costs and higher operating costs associated with new Intersourcing sales (such as depreciation of the technology equipment supporting the operations, as well as data center fees and incremental user licenses), partially offset by a reduction in the amortization of certain capitalized software which ended in July 2004.
     Cost of services revenues increased 20.7% to $5.2 million for the three months ended September 30, 2005. Cost of services revenues increased 11.9% to $15.0 million for the nine months ended September 30, 2005. The increases in the three- and nine-month periods ended September 30, 2005 were primarily due to an increase in costs relating to BSP services, which are predominantly labor-related costs, as well as an increase in labor costs associated with product implementations which resulted from additional billable consultants hired to support the growth in the number of units sold (both license and Intersourcing).
     Cost of license revenues decreased 42.7% to $165,000 for the three months ended September 30, 2005. Cost of license revenues decreased 44.2% to $464,000 for the nine months ended September 30, 2005. The decreases in cost of license revenues for the three and nine months ended September 30, 2005 was principally due to lower royalties paid to third-party vendors for products sold in conjunction with UltiPro and lower software amortization for certain capitalized software (which ended in July 2004).
Sales and Marketing
     Sales and marketing expenses consist primarily of personnel costs, including sales commissions, as well as travel and promotional expenses, facility and communication costs for direct sales offices and advertising and marketing costs. Sales and marketing expenses increased 7.1% to $5.5 million for the three months ended September 30, 2005. Sales and marketing expenses increased 4.8%% to $16.0 million for the nine months ended September 30, 2005. The increases in the three- and nine-month periods ended September 30, 2005, were principally due to an increase in sales commissions tied to increased Intersourcing sales and license sales. Sales commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on Live date, which corresponds to Intersourcing revenue recognition. Sales commissions on license sales are recognized in conjunction with the corresponding license revenue recognition, which is typically when the product is shipped.

Research and Development
     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 9.3% to $5.3 million for the three months ended September 30, 2005. Research and development expenses increased 9.6% to $15.2 million for the nine month period ended September 30, 2005. The increases in the three- and nine-month periods were primarily due to higher labor costs relating to increased headcount, principally to support certain significant enhancements to UltiPro which are designed to enable the Company to provide HRMS/payroll in Canada at a future date, as well as annual merit increases.
General and Administrative
     General and administrative expenses consist primarily of labor costs for executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses for the three months ended September 30, 2005 were comparable to the same period in the prior year. General and administrative expenses increased 13.6% to $5.7 million for the nine months ended September 30, 2005. The increase in general and administrative expenses for the nine-month period ended September 30, 2005 was primarily due to higher labor costs (including annual merit increases), an increase in the provision for doubtful accounts and additional corporate overhead costs (including allocated rent and depreciation expenses), partially offset by lower external professional fees.
Interest Expense
     Interest expense for the three months ended September 30, 2005 increased 91.2% to $65,000. Interest expense for the nine months ended September 30, 2005 increased 36.1% to $181,000. The increases were primarily due to the increase in net borrowings made during the first half of 2005 under the Equipment Loan of the Credit Facility, defined below, as well as the increase in equipment financed under capital lease obligations.
Interest and Other Income
     Interest and other income increased 223.2% to $223,000 for the three months ended September 30, 2005. Interest and other income increased 349.6% to $526,000 for the nine months ended September 30, 2005. The increases in interest and other income for the three- and nine-month periods ended September 30, 2005 were due to interest income on cash and cash equivalents available for investment, excluding investments in marketable securities available for sale. See Note 2 to the unaudited condensed consolidated financial statements included herein for further discussion on investments in marketable securities available for sale.
Income Taxes
     No provision or benefit for federal, state or foreign income taxes was made for the three and nine months ended September 30, 2005 or 2004 due to the operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2004 which expire at various times through the year 2024 are available to offset future taxable income were $62.9 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources
     The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.
     As of September 30, 2005, the Company had $29.4 million in cash, cash equivalents and investments in marketable securities, reflecting a net increase of $4.1 million since December 31, 2004. As of September 30, 2005, the Company had working capital of $11.0 million as compared to $3.7 million as of December 31, 2004. The $7.3 million increase in working capital resulted primarily from cash proceeds of $4.5 million derived from exercises of employee stock options to purchase Common Stock during the nine months ended September 30, 2005 and an increase in short-term investments in marketable securities of $2.0 million.
     Net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2005 as compared to net cash used in operating activities of $1.5 million for the nine months ended September 30, 2004. The $4.1 million reduction in cash used in operating activities was primarily due to the improvement in the results of operations for the nine months ended September 30, 2005 as compared to the same period of the prior year, partially offset by increased prepaid expenses, including prepaid Intersourcing commissions related to the growth in Intersourcing operations and a decrease in certain accrued labor costs.
     Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2005 as compared to net cash used in investing activities of $2.9 million for the nine months ended September 30, 2004. The $0.1 million increase in net cash used in investing activities was primarily due to an increase in purchases of marketable securities, net of maturities, of $0.4 million, partially offset by a corresponding decrease in cash purchases of property and equipment totaling $0.5 million. The Company began investing in marketable securities available-for-sale during the three months ended December 31, 2004.
     Net cash provided by financing activities was $3.9 million for the nine months ended September 30, 2005 as compared to $15.8 million for the nine months ended September 30, 2004. The $11.9 million decrease in net cash provided by financing activities was primarily related to a private placement during the nine months ended September 30, 2004, which did not recur in the nine months ended September 30, 2005. During the nine months ended September 30, 2004, net proceeds from the May 2004 private sale of the Company’s Common Stock were $14.4 million, after deducting commissions and other stock issuance costs. The decrease in net cash provided by financing activities attributable to the May 2004 private placement was partially offset by an increase in net proceeds from exercises of employee stock options to purchase Common Stock of $2.7 million to $4.5 million for the nine months ended September 30, 2005.
     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of September 30, 2005 and 2004, were 58 days and 52 days, respectively. The increase in DSO’s as of September 30, 2005 was related to the increase in accounts receivable principally from incremental license revenues generated during 2005.
     Deferred revenues were $30.1 million at September 30, 2005 as compared to $28.5 million at December 31, 2004. The increase of $1.6 million in deferred revenues for the nine months ended September 30, 2005 was primarily due to additional Intersourcing sales and, to a lesser extent, an increase in deferred implementation services, partially offset by a net reduction in deferred Ceridian revenue resulting from scheduled revenue recognition in excess of contractual cash received during the nine-month period. The net reduction to deferred revenues associated with Ceridian is expected to continue as the Company expects to recognize $642,000 per month in recurring subscription revenues and to collect

$500,000 per month (subject to contracted increases) from Ceridian until the termination of the related agreement—see Original Ceridian Agreement.
     In June 2005, the Company entered into a new credit facility with Silicon Valley Bank (the “Bank”), which was effective as of May 27, 2005 for the Revolver, defined below, and as of June 13, 2005 for the Equipment Loan, as defined below (the “Credit Facility”). The Credit Facility is comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). As of September 30, 2005, $4.5 million was available for borrowing under the Credit Facility, with $0.5 million outstanding under the Equipment Loan.
     The Revolver expires on May 26, 2006 and provides for advances of up to an aggregate of $2.5 million, subject to limitations related to the amount of the Company’s cash and investments held at or through the Bank (the “Investments”). To the extent Investments are less than $12 million, the amount of advances under the Revolver are limited to 75% of the Company’s eligible accounts receivable, not to exceed an aggregate of $2.5 million. To the extent Investments are more than $12 million, there are no such limitations for drawing advances under the Revolver, not to exceed $2.5 million. The Revolver bears interest, payable monthly, at a rate equal to the Prime Rate per annum.
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
     Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material financial covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of quick assets (or cash and accounts receivable) plus total marketable securities to current liabilities, plus all indebtedness to the Bank and excluding deferred revenue) of 1.75 to 1.0 and certain quarterly revenue levels as of the end of each quarter, as provided in the Credit Facility. As of September 30, 2005, the Company was in compliance with all covenants included in the terms of the Credit Facility.
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
     The Company targets its fixed income investment portfolio to have maturities of 24 months or less. Investments are held to enhance the preservation of capital and not for trading purposes.

     Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments include obligations of U.S. government agencies and corporate debt securities. Corporate debt securities include commercial paper which must carry minimum short-term ratings of P-1 by Moody’s and A-1 by Standard & Poors. Other corporate debt obligations must carry a minimum rating of A-2 by Moody’s or A by Standard & Poors. Asset-backed securities must carry a minimum AAA rating by Moody’s and Standard & Poor’s with a maximum average life of two years at the time of purchase.
     Interest on the Credit Facility, which expires on May 26, 2006, is based on Prime Rate per annum. The Company was charged a weighted average interest rate of 6.5% per annum during the three months ended September 30, 2005 under the Credit Facility. As of September 30, 2005, $4.5 million was available for borrowing under the Credit Facility with $0.5 million outstanding under the Equipment Loan.
     As of September 30, 2005, total investments in available-for-sale marketable securities were $11.1 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.
     Interest rate risk. As of September 30, 2005, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 3.5% per annum). In addition, the Credit Facility is a variable rate borrowing facility.
     To illustrate the potential impact of changes in interest rates, the Company has performed the following analysis based on its September 30, 2005 unaudited condensed consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair market value of the Company’s total portfolio of approximately $5,488 over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair market value of the Company’s total portfolio of approximately $5,488 over the next 12 months.
PART II – OTHER INFORMATION
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

The Ultimate Software Group, Inc.
Date: November 8, 2005	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)