Form 10-K
period 2005-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2006-03-15
CIK 1016125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Title of Class:
Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ National Market on June 30, 2005 was approximately $362.2 million.

As of February 17, 2006, there were 23,754,800 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Ultimate Software designs, markets, implements and supports human resources, payroll and workforce management solutions in the United States.

Ultimate Software’s UltiPro Workforce Management Software (“UltiPro”) is an end-to-end, single source Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from compensating and managing benefits to recruiting and hiring to terminating, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s end-to-end functionality includes comprehensive online recruitment tools, human resources (“HR”) and benefits management, a strong payroll engine, time and attendance management, workforce scheduling, on-line benefits enrollment, training management, compensation and performance management, reporting and analytical decision-making tools, and a self-service Web portal for executives, managers, administrators, and employees. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering managers and staff to analyze workforce trends for better decision making, access critical information quickly and perform routine business activities efficiently.

UltiPro Workforce Management is marketed both through the Company’s direct sales team as well as through alliances with business service providers (“BSPs”) that market co-branded UltiPro to their customer bases. Ultimate Software’s direct sales team focuses primarily on companies with more than 500 employees and sells UltiPro both as a service model (typically hosted and priced on a per-employee-per-month basis) and as a license model (typically in-house). The Company’s BSP alliances focus primarily on companies with under 500 employees and typically sell an Internet solution, which includes UltiPro, priced on a monthly/service basis. In 2004, Ultimate Software extended its BSP program to allow for alliances that target very large corporations, generally those having more than 10,000 employees and interested in a broad array of human resource outsourcing (“HRO”) services that the Company’s direct sales force would not often pursue in the standard sales process. When the BSP sells its Internet solution, incorporating UltiPro in the offering, the BSP is obligated to remit a fee to Ultimate Software, typically measured on a per-employee-per-month basis and, in some cases, subject to a guaranteed monthly minimum amount.

UltiPro leverages the Microsoft technology platform, which is recognized in the industry as a cost-effective, reliable and scalable platform. As part of its comprehensive payroll and workforce management solutions, Ultimate Software provides implementation and training services to its customers as well as support services, which have been certified by the Support Center Practices Certification program for seven consecutive annual evaluations.

The Company’s direct sales force markets UltiPro as an in-house human resources, payroll and workforce management solution and alternatively as a hosted offering branded “Intersourcing” (the “Intersourcing Offering”). Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model introduced in 2002, Ultimate Software provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at a data center located in Miami, Florida and managed by International Business Machines (“IBM”). In August 2005, the Company opened its second data center in Atlanta, Georgia, also managed by IBM.

As previously disclosed, Ultimate Software and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and mid-size business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. During 2005, Ceridian continued to be financially obligated to pay, and did pay, Ultimate Software a minimum fee of $500,000 per month. Effective January 1, 2006, these minimum fee payments are subject to increases of 5% per annum, compounded annually. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $29.1 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in subscription revenues (a component of recurring revenues) from the Original Ceridian Agreement until its termination. The amount of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2005, totaling $7.7 million, was the same as that recognized in 2004. Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement will terminate on March 9, 2008 (unless terminated earlier for an uncured material breach).

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

Recurring revenues consist of maintenance revenues, Intersourcing revenues from the Company’s hosted offering of UltiPro and subscription revenues from per-employee-per-month (“PEPM”) fees generated by business partners. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s products under software license agreements. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting (defined below) and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services. Ongoing PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues (a component of recurring revenues in the consolidated statements of operations) as the services are delivered.

Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including services provided to BSPs, including RSM in 2005 and Ceridian in 2004, the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed to the extent the pricing for such services is on a time and materials basis and the payment terms are within the Company’s ordinary and customary payment cycle. In the event payments for services are outside the ordinary and customary period for the Company, the related revenues are recognized as payments come due based on their relative fair values. Other services are recognized as the product is shipped or as the services are rendered, depending on the specific terms of the arrangement.

Arrangement fees related to fixed-fee implementation services contracts are recognized using the percentage of completion accounting method, which involves the use of estimates. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete the implementation job. If a sufficient basis to measure the progress towards completion does not exist, revenue is recognized when the project is completed or when the Company receives final acceptance from the customer.

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

The percentage contribution for each of the three principal sources of revenue was as follows:

	For the Years Ended December 31,
	2005	2004	2003

Revenues:
Recurring	56.7%	54.2%	48.6%
Services	31.5	34.6	38.8
License	11.8	11.2	12.6

Total revenues	100.0%	100.0%	100.0%

Features of UltiPro

Ultimate Software’s UltiPro product is a payroll and workforce management solution designed to offer the following features to its customers:

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

Feature-Rich, Built-in Functionality.  UltiPro includes human resources, payroll and benefits management, comprehensive reporting (more than 600 standard and customizable reports delivered, including government compliance reporting and strategic analytics), a workforce portal with Web-based employee and manager self-service, Web-based benefits enrollment, Web employee administration (including workflow), recruitment and training management, time and attendance management, workforce scheduling, and compensation and performance management. Based upon the amount of built-in and integrated functionality, the Company believes that UltiPro minimizes the need for extensive customizations or changes to source code, facilitates streamlined management of the total employment cycle, enables organizations to minimize the time invested in tactical, burdensome HR/payroll administrative activities, and provides strategic HR management reports and tools.

Implementation and System Update Efficiency.  Ultimate Software offers a solution that has been designed to minimize the time and effort required for implementing, customizing and updating. UltiPro delivers an extensive amount of functionality “out-of-the-box” so that few customizations are required by the typical customer. The Company also provides an implementation methodology, experienced implementation staff and customer training to facilitate rapid implementation. Ultimate Software continues to refine and improve its implementation process to enable its customers to implement more quickly than competitive solutions with comparable functionality deployed. To facilitate customizations and fast system upgrades, the Company has designed UltiPro to allow customers to load system updates, and not overwrite their customizations because the system stores custom changes as sub-classed objects or data that reside “outside” the core program, thus avoiding the time-consuming process of rewriting custom changes.

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

Ultimate Software has been working on the Microsoft .NET platform, and it is expected to be the foundation of the Company’s next major product release. Ultimate Software is using AJAX (Asynchronous JavaScript and XML) to enable delivery of richer user interfaces, such as allowing users to get information from the Web server without having to submit the Web page and wait for the server to redraw the screen. With AJAX, building data entry pages is expected to be more rapid than traditional programming methods, and the end-result pages should be more user-friendly. Basic things like validating controls on the Web page are expected to happen almost instantaneously versus waiting for a compiled list of errors after clicking a “submit” button.

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

Comprehensive Customer Services and Industry-Specific Expertise.  Ultimate Software believes it provides the highest quality customer services, including on-demand hosting services, professional implementation services, knowledge management (or training) services and ongoing product and customer support services. As of December 31, 2005, Ultimate Software employed approximately 220 people in customer services, which includes the implementation, product support, technical support and knowledge management (or training) departments and approximately 30 additional people in hosting services. Ultimate Software’s customer support center has received the Support Center Practices (“SCP”) Certification for the seventh consecutive year. The SCP program was created by the Service & Support Professionals Association (SSPA) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate Software employs a dedicated research team to track jurisdictional tax changes to the more than 12,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

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

Business Intelligence Tools.  In addition to an extensive library of standard reports that offer flexibility and ease of use, the Company extends what users can do with employee data by embedding business intelligence tools from Cognos Corporation, a third-party provider (“Cognos”). In addition to offering sophisticated data query and report authoring, these tools enable users to apply on-line analytical processing (“OLAP”) to multidimensional data cubes, allowing users to explore data on employees graphically and statistically from diverse angles. Ultimate Software maintains a link between Cognos’ report catalog and UltiPro’s data dictionary, eliminating the necessity for users to create and maintain ad hoc reporting catalogs. A Cognos Web Package is delivered to UltiPro customers to allow users to access reports and conduct data queries from a Web browser.

Ultimate Software Solutions

Ultimate Software’s core solution, UltiPro Workforce Management, was originally designed for midsized enterprise customers, primarily those with 500 to 15,000 employees but is appropriate for and is used by both smaller and larger organizations. Ultimate Software also offers the “Powered by UltiPro” BSP Solution (the “BSP Solution”) with Internet payroll to business services providers that have relationships with smaller organizations, typically those with fewer than 500 employees and since 2004 has been available to BSPs to use for very large corporations.

UltiPro Workforce Management Software (“UltiPro”)

UltiPro Workforce Management is designed to provide customers the functionality they need to manage every aspect of the employee life cycle in one place, from compensating and managing benefits to recruiting and hiring to terminating, whether a customer’s processes are centralized at headquarters or managed by multiple divisions or branch offices. UltiPro’s HR and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer’s gateway for its workforce to access company-related activities. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities more efficiently.

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

eHuman Resources.  UltiPro tracks HR-related information including employment history, performance, job and salary information, career development, and health and wellness programs. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting, including Consolidated Omnibus Budget Reconciliation Act compliance; Health Insurance Portability & Accountability Act certificates; Occupational Safety & Health Administration and workers’ compensation; Family Medical Leave Act tracking; and Equal Employment Opportunity compliance. UltiPro also enables compliance with the Health Insurance Portability & Accountability Act confidentiality legislation for protecting sensitive data such as employee social security numbers. eHuman Resources includes benefits administration, recruitment and staffing tools, compensation management and training management functionality.

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

eTraining Enrollment.  With eTraining Enrollment, customers’ employees can view course schedules and descriptions and register on-line. Managers can also approve staff training requests from the Web.

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

UltiPro Time & Attendance.  Through a strategic partnership with Workbrain Corporation, Ultimate Software has the right to market and distribute Workbrain’s recruitment product, referred to as Workbrain Express, to Ultimate Software’s customer base and prospective customers as part of the UltiPro Workforce Management solution. Ultimate Software has rebranded Workbrain Express as UltiPro Time and Attendance, marketing the components as UltiPro Time, UltiPro Leave Management, and UltiPro Workforce Scheduling (collectively, “UTA”). Ultimate Software is the single-source contact for customer implementations and ongoing solution support for UTA.

‘‘Powered by UltiPro” BSP Solution (the “BSP Solution”)

“Powered by UltiPro” BSP Solution is designed for and primarily marketed to business service providers that have relationships with smaller organizations, those with fewer than 500 employees. The BSP Solution enables business service providers to deliver Web-based workforce management and payroll services to their customers and Web-access for their customers’ employees to view their paycheck and basic benefits information. In 2004, Ultimate Software extended its BSP program to allow BSPs that target very large corporations to use UltiPro as part of an HR Outsourcing offering. The very large corporations targeted in this type of offering, generally having more than 10,000 employees, are those that Ultimate Software’s direct sales force would not typically see in the sales process. Business service providers have the opportunity to co-brand UltiPro and to price their offerings on a per-employee-per-month or other monthly basis.

The BSP Solution has been packaged to be easy to use and convenient for smaller companies and is appropriate for larger companies as well. For the small company market, companies with less than 500 employees, the BSP Solution leverages select functionality from UltiPro Workforce Management, and has a specially designed Web browser interface for payroll administrators to sign up their businesses for the service, enter employee hours worked and submit payroll. If there are no changes to employees’ standard paycheck information, submitting a payroll generally can be done in less than a minute by clicking an icon. With changes, the process generally can take several minutes. The initial process of registering for Web payroll services generally takes less than an hour if the administrator has all the appropriate data available for entry. To ensure the process is rapid and easy for registrants, there is a checklist on-line with what they need before beginning the signup process. Through a secure, password-protected login, employees can view their current paycheck and direct deposit details, paycheck history, and benefits details such as medical, dental and 401(k) deductions.

Intersourcing Offering

In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a data center located in Miami, Florida and managed by IBM (the “Intersourcing Offering”). A second data center located in Atlanta, Georgia, also managed by IBM, was opened in August 2005.

Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing Offering and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis (“Base Hosting”). Hosting services, typically available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications and are priced on a per-employee-per-month basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the related data center.

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

Research and Development Activities

Ultimate Software incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of its business. Such research and development expenses are for enhancements and future betterments to the Company’s existing products and for the development of new products. During 2005, 2004 and 2003, the Company spent $20.2 million, $18.3 million and $18.2 million, respectively, on research and development activities. During 2005, $0.2 million of research and development expenses were capitalized for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality. UltiPro Canada is being built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada will provide HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). Capitalization of software costs for UltiPro Canada began during the fourth fiscal quarter of 2005, when technological feasibility (as defined by Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”) (“SFAS No. 86”) was attained. In accordance with SFAS No. 86, software capitalization for UltiPro Canada will end when it is available for general release to Ultimate Software’s customers, which is expected to occur in approximately the first half of fiscal 2007. There were no software costs capitalized in 2004 or 2003.

Customer Services

Ultimate Software believes that delivering quality customer services provides the Company with a significant opportunity to differentiate itself in the marketplace and is critical to the comprehensive solution. Ultimate Software provides its customers services in two broad categories: (i) professional services which include implementation, customer relationship management, and knowledge management (or training) services and (ii) customer support services and product maintenance. Additionally, Ultimate Software provides hosting services for those customers that subscribe to the Company’s Intersourcing model. These services include, but are not limited to, purchasing and supporting hardware and system software; installing new versions of UltiPro; and backing up customer data.

Professional Services.  Ultimate Software’s professional services include implementation, customer relationship management and knowledge management (or training) services. Ultimate Software believes that its implementation services are differentiated from those of other vendors by speed, predictability and completeness. The Company believes that its successful record with rapid implementations is due to its standardized methodology, long-tenured consultants, the large amount of delivered product functionality, and comprehensive conversion and integration tools.

Ultimate Software has an experienced team of system and functional consultants that are dedicated to assisting customers with rapid implementations. In addition, Ultimate Software provides its customers with the opportunity to participate in formal training programs conducted by its knowledge management services team. Training programs are designed to increase customers’ ability to use the full functionality of the product, thereby maximizing the value of customers’ investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, customizing the system and creating custom reports. The Company maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; and at its headquarters in Weston, Florida. In addition to offering classes at these facilities, the Company conducts Web-based training and on-site training at customer facilities. After customers have implemented UltiPro and have been turned over to the Company’s customer support and maintenance program, the Company assigns a customer relationship manager to the account to assist customers on an ongoing basis with special projects, including enhancing their existing systems, managing upgrades and writing custom reports. These services, like all of the Company’s professional services, are typically billed on a time and materials basis.

Customer Support and Maintenance.  Ultimate Software offers comprehensive technical support and maintenance services, which have historically been purchased by all of its customers. Ultimate Software’s customer support center has received the Support Center Practices Certification sponsored by the Service Strategies Corporation (SSC) for the seventh consecutive year. This certification recognizes companies that “deliver exceptional service and support to their customers.” Ultimate Software’s customer support services include: software updates that reflect tax and other legislative changes; telephone support 24 hours a day, 7 days a week; unlimited access to the Company’s employee tax center on the World Wide Web; seminars on year-end closing procedures; and periodic newswires. In addition, the Company’s customer support services team maintains a support Web site for its customers and individual representatives attend user-organized user group meetings on a routine basis throughout the United States.

Customers

As of December 31, 2005, Ultimate Software had licensed its software to more than 1,300 customers that represent approximately 7,000 companies serving in excess of 2 million employees. Ultimate Software’s customers operate in a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and services. During 2005, 2004 and 2003, one of the Company’s customers, Ceridian, accounted for 9%, 16% and 17%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in 2005, 2004 or 2003. The decrease in the percentage of total revenues contributed by Ceridian in 2005 resulted from the expiration of the Ceridian Services Agreement on December 31, 2004 combined with the fixed nature of the recurring revenues recognized pursuant to the Original Ceridian Agreement when total revenues increased in 2005 as compared to the previous two years. The Company anticipates a continued reduction in the percentage of total revenues contributed by Ceridian, as fixed recurring revenues under the Original Ceridian Agreement of $642,000 per month will be recognized until the termination of the Original Ceridian Agreement on March 9, 2008.

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

With a license sale, the terms of the Company’s sales contract typically include a license agreement for the product, an annual maintenance agreement, per-day training rates and hourly charges for implementation services. Typical payment terms include a deposit at the time the contract is signed and additional payments upon the occurrence of other specified events such as the implementation of the software and/or specific payment dates designated in the contract. Payment for implementation and training services under the contract is typically made as such services are provided. A service sale is a hosting, or Intersourcing, agreement that typically requires, but is not limited to, a PEPM fee, setup fees and hourly charges for implementation.

Business Service Provider (BSP) Network.  The BSP network is a co-branding alliance strategy that enables BSPs to co-brand and market UltiPro and/or the BSP Solution primarily to businesses with fewer than 500 employees and since 2004 has been available for very large companies, generally those having more than 10,000 employees, as well. The goal of the program is to extend the Company’s market penetration in markets where the Company’s direct sales force does not have a significant presence and to build a recurring revenue stream through PEPM pricing.

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

Ultimate Software’s competitors include (i) large service bureaus, primarily ADP and, to a lesser extent, Ceridian; (ii) companies, such as PeopleSoft/Oracle and Lawson, that offer human resource management and payroll (“HRMS/payroll”) software products for use on mainframes, client/server environments and/or Web servers; and (iii) Kronos, a time and attendance vendor that has expanded its product offerings to include HRMS. Many of Ultimate Software’s competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s prospective customers.

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

Backlog

Backlog consists of Intersourcing and Base Hosting services sold under signed contracts for which the services have not yet been delivered. At December 31, 2005, the Company had backlog of $33.1 million compared to $26.4 million as of December 31, 2004. The Company expects to fill $24.2 million of the backlog during 2006. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

As of December 31, 2005, the Company employed 512 persons, including 77 in sales and marketing, 159 in professional services, 139 in research and development, 61 in customer support and 76 in finance, information technology and administration. The Company believes that its relations with employees are good. However, competition for qualified personnel in the Company’s industry is generally intense and the management of the Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports and any registration statements, including but not limited to Form S-3, are available free of charge on the Company’s Internet website at www.ultimatesoftware.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Information contained on Ultimate Software’s website is not part of this report.

Item 1A.  Risk Factors

For a discussion of certain risks with respect to Ultimate Software and its financial condition and results of operations, see Exhibit 99.1 of this Form 10-K.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2005, Ultimate Software’s corporate headquarters, including its principal administrative, marketing, engineering and support operations, was located in three adjacent office buildings in Weston, Florida. The Company leases all the available square footage in two buildings, or approximately 61,000 total square feet, under two leases, each expiring in 2017. In December 2004, the Company purchased, with available cash, all the available square footage of an adjacent building that serves as an extension of the Company’s corporate headquarters, with approximately 5,000 square feet. In August 2005, the Company entered into a five year lease agreement expiring in 2011 for a fourth building located in Weston, Florida near the other three adjacent locations. The space consists of approximately 9,000 square feet designated for corporate use. The Company expects to move a portion of its operations into the fourth building in approximately April 2006.

In addition, the Company presently leases office space for its sales operations in Albany, New York; Atlanta, Georgia; Columbia, Maryland; Dallas, Texas; Detroit, Michigan; Millburn, New Jersey; Nashville, Tennessee; Ridgeland, Mississippi; Seal Beach, California; and Schaumburg, Illinois. Sales operations in other locations are not supported by leased office space. The Company believes that its existing facilities, including the fourth building used in its corporate headquarters described above, are suitable and adequate for its current operations for the next 12 months. The Company further believes that suitable space will be available as needed to accommodate any expansion of its operations on commercially reasonable terms.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Common Stock, as quoted on the NASDAQ National Market.

	2005		2004
	High	Low	High	Low

First Quarter	$16.060	$11.960	$14.150	$8.500
Second Quarter	16.940	13.810	14.140	9.900
Third Quarter	18.900	15.830	13.250	9.710
Fourth Quarter	20.290	15.950	13.950	11.670

As of February 17, 2006 the Company had approximately 134 holders of record, representing approximately 2,600 stockholder accounts.

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

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statement of operations data presented below for each of the years in the three-year period ended December 31, 2005 and the balance sheet data as of December 31, 2005 and 2004 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Form 10-K, which have been audited by KPMG LLP whose report appears elsewhere in this Form 10-K. The statement of operations data below for the years ended December 31, 2002 and December 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from audited consolidated financial statements not included herein.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Statement of Operations Data:
Revenues:
Recurring	$50,259	$39,049	$29,344	$19,345	$14,364
Services	27,894	24,924	23,478	23,634	28,289
License	10,450	8,055	7,594	12,170	16,826

Total revenues	88,603	72,028	60,416	55,149	59,479

Cost of revenues:
Recurring	13,740	11,961	9,495	8,098	5,789
Services	21,410	18,448	17,277	18,267	20,219
License	709	993	807	1,163	1,287

Total cost of revenue	35,859	31,402	27,579	27,528	27,295

Operating expenses:
Sales and marketing	21,783	20,630	17,788	17,479	18,261
Research and development	19,999	18,317	18,229	17,675	12,775
General and administrative	8,131	6,806	5,871	6,890	10,065

Total operating expenses	49,913	45,753	41,888	42,044	41,101

Operating income (loss)	2,831	(5,127)	(9,051)	(14,423)	(8,917)
Interest expense	(225)	(182)	(221)	(283)	(208)
Interest and other income	819	285	103	138	375

Net income (loss)	$3,425	$(5,024)	$(9,169)	$(14,568)	$(8,750)

Net income (loss) per share — Basic(1)	$0.15	$(0.23)	$(0.49)	$(0.90)	$(0.55)

Net income (loss) per share — Diluted(1)	$0.13	$(0.23)	$(0.49)	$(0.90)	$(0.55)

Weighted average number of shares outstanding:
Basic(1)	23,040	21,743	18,738	16,189	15,944

Diluted(1)	26,288	21,743	18,738	16,189	15,944

Balance Sheet Data:
Cash and cash equivalents	$17,731	$14,766	$13,783	$8,974	$8,464
Investments in marketable securities	15,035	10,544	—	—	—
Total assets	69,581	52,546	35,812	31,143	34,251
Deferred revenue	33,031	28,476	24,610	27,815	20,215
Long-term borrowings, including capital lease obligations	1,828	1,231	796	1,206	408
Stockholders’ equity (deficit)	23,546	13,524	1,661	(7,368)	4,590

(1)	See Note 2 of the Notes to Consolidated Financial Statements for information regarding the computation of net income (loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Ultimate Software’s UltiPro Workforce Management Software (“UltiPro”) is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from compensating and managing benefits to recruiting and hiring to terminating, whether the customer’s processes are centralized at headquarters or distributed across multiple divisions or branch offices. The Company’s main sources of revenues include sales from the Intersourcing Offering (defined below), sales of perpetual software licenses for UltiPro (and the related annual maintenance) and sales of services (mostly implementation) related to both Intersourcing and license sales.

The Company’s primary business strategy was originally centered on sales of perpetual software licenses of UltiPro. In an effort to reduce the volatility and unpredictable nature of a business strategy predominantly focused on license sales, the Company introduced Intersourcing as an additional revenue source during 2002.

In 2002, Ultimate Software began offering hosting services, branded “Intersourcing” by the Company, whereby Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a data center located in Miami, Florida and managed by International Business Machines (“IBM”). In August 2005, the Company opened its second data center in Atlanta, Georgia, also managed by IBM. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.

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

The sales mix composition for the year ended December 31, 2005 favored Intersourcing with approximately 60% Intersourcing units and 40% license units. While the Company expects the sales mix in the future to generally favor Intersourcing unit sales (consistent with recent experience), the composition can vary from management’s expectations from quarter to quarter.

In connection with the Company’s business strategy, which has a significant focus on Intersourcing sales, a financial metric used by the Company in measuring future financial performance is new annual recurring revenues. New annual recurring revenues represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new business service providers (“BSPs’’), as well as recurring revenues from new sales by existing BSPs; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during 2005 were $16.5 million as compared to $12.0 million for 2004.

Another major component of recurring revenues is subscription revenues generated from the Company’s business service provider (“BSP”) channel. The BSP contributing the most revenues from the BSP channel during each of 2005, 2004 and 2003 was Ceridian Corporation (“Ceridian”) under the Original Ceridian Agreement (defined below). See also “Overview — Original Ceridian Agreement.”

As previously disclosed, Ultimate Software and Ceridian signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and mid-size business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $29.1 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in subscription revenues (a component of recurring revenues) from the Original Ceridian Agreement until its termination. The amounts of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2005, totaling $7.7 million were the same as those recognized in 2004. Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement will terminate on March 9, 2008 (unless terminated earlier for an uncured material breach).

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

Revenue Recognition

Sources of revenue for the Company include:

•	Sales of perpetual licenses for UltiPro;

•	Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (“Hosting Services”);

•	Sales of the right to use UltiPro through “Intersourcing” (the “Intersourcing Offering”), which includes Hosting Services;

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro (“Base Hosting”);

•	Sales of services including implementation, training (also known as knowledge management) and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to BSPs;

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from PEPM fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, amortization of Intersourcing or Hosting Services’ one-time fees, and revenues generated from the Original Ceridian Agreement.

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

Perpetual licenses of UltiPro sold with Hosting Services typically include a license fee, the Standard Undelivered Elements and Hosting Services. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Training Valuation and the Implementation Valuation. Hosting Services are delivered to customers on a PEPM basis over the term of the related customer contract (“Hosting PEPM Services”). Upfront fees charged to customers represent fees for the hosting infrastructure, including hardware costs, third-party license fees and other upfront costs incurred by the Company in relation to providing such services (“Hosting Upfront Fees”). Hosting PEPM Services and Hosting Upfront Fees (collectively, “Hosting Services”) represent undelivered elements in the arrangement since their delivery is over the course of the related contract term. The fair value for Hosting Services is based on standard pricing (i.e., rate charged PEPM), taking into consideration stand-alone sales of Hosting Services through the sale of such services to existing customers (i.e., those who already own the UltiPro perpetual license at the time Hosting Services are sold to them) and historically consistent pricing for such services (the “Hosting Valuation”). The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.

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

Services, including Implementation and Training Services

Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including services provided to BSPs, including RSM, the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed to the extent the pricing for such services is on a time and materials basis and the payment terms are within the Company’s ordinary and customary payment cycle. In the event payments for services are outside the ordinary and customary period for the Company, the related revenues are recognized as payments come due based on their relative fair values. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement.

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

Recurring Revenues

Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services. In the cases of Intersourcing and Base Hosting sales, amortization of the upfront fees commences when the customer processes its first Live payroll, which typically occurs four to six months after the sale, and extends until the end of the contract period. In the case of BSP channel sales, amortization of the upfront fee typically commences when the contract is signed, which is when the BSP’s rights under the agreement begin, continuing until the initial contract term ends. Ongoing PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered, typically on a monthly basis. Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which extends until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $29.1 million received to date. The Company recognizes the same amount of recurring subscription revenue from the Original Ceridian Agreement on a fiscal reporting basis, which totaled $7.7 million per year for each of 2005, 2004 and 2003. The Company will continue to recognize $642,000 per month (or $7.7 million per annum) as recurring subscription revenue until March 9, 2008 when the Original Ceridian Agreement terminates.

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

Concentration of Revenues

During the years ended December 31, 2005, 2004 and 2003, Ceridian accounted for 8.7%, 15.5% and 16.6%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. The Ceridian Services Agreement, under which services revenues were recognized in 2004, expired on December 31, 2004 and no services revenues has been or will be recognized with respect to it in 2005 or thereafter. See Note 3 of the Notes to Consolidated Financial Statements.

The decrease in the percentage of total revenues contributed by Ceridian in 2005 resulted from the expiration of the Ceridian Services Agreement on December 31, 2004 combined with the fixed nature of the recurring revenues recognized pursuant to the Original Ceridian Agreement when total revenues increased in 2005 as compared to the previous two years. The Company anticipates a continued reduction in the percentage of total revenues contributed by Ceridian, as fixed recurring revenues under the Original Ceridian Agreement of $642,000 per month will be recognized until the termination of the Original Ceridian Agreement on March 9, 2008.

The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Recurring revenues	8.7%	10.9%	12.8%
Services revenues	—	4.6	3.8

Total revenues	8.7%	15.5%	16.6%

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

UltiPro is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from compensating and managing benefits to recruiting and hiring to terminating, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s human resources (“HR”) and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a self-service Web portal for executives, managers, administrators, and employees to review and update work-related and personal information. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities efficiently.

UltiPro is marketed both through the Company’s direct sales team as well as through alliances with BSPs that market co-branded UltiPro to their customer bases. Ultimate Software’s direct sales team focuses primarily on companies with more than 500 employees and sells both a license model (typically in-house) and a service model (typically hosted and priced on a PEPM). The Company’s BSP alliances focus primarily on companies with under 500 employees and, since 2004, very large companies, generally those with over 10,000 employees, as well. The Company’s BSP alliances typically sell an Internet solution, which includes UltiPro, priced on a monthly/service basis. When the BSP sells its Internet solution, incorporating UltiPro in the offering, the BSP is obligated to remit a fee to the Company, typically measured on a PEPM basis and, in some cases, subject to a guaranteed monthly minimum amount.

The Company’s direct sales force markets UltiPro as an in-house human resources, payroll and workforce management solution and alternatively as a hosted offering branded “Intersourcing”. Intersourcing provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model, introduced in 2002, the Company provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at two data centers located in Miami, Florida and Atlanta, Georgia (opened in August 2005), both managed by IBM.

Intersourcing Offering

In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a data center located in Miami, Florida, which is managed by IBM. In August 2005, the Company opened its second data center, which is located in Atlanta, Georgia and is also managed by IBM. Different types of hosting arrangements include the sale of Hosting Services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of Hosting Services to customers that license UltiPro on a perpetual basis. Hosting Services, typically available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the IT support requirements of their business applications and are priced on a PEPM basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data centers.

The Intersourcing Offering is designed to provide an appealing pricing structure to customers who prefer to minimize the initial cash outlay associated with typical capital expenditures. Intersourcing customers purchase the right to use UltiPro on an ongoing basis for a specific term, typically in a shared environment. The pricing for Intersourcing, including both the hosting element as well as the right to use UltiPro, is on a PEPM basis.

Original Ceridian Agreement

During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian can market primarily to businesses with under 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb.

Under the agreement, Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the Agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $29.1 million under the Original Ceridian Agreement.

Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement will terminate on March 9, 2008 (unless terminated earlier for an uncured material breach).

During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian continues to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006.

Ultimate Software expects to continue to recognize a minimum of $642,000 per month, or $7.7 million per year, in recurring subscription revenues from the Original Ceridian Agreement until its termination on March 9, 2008.

Results of Operations

The following table sets forth the Statements of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Years Ended December 31,
	2005	2004	2003

Revenues:
Recurring	56.7%	54.2%	48.6%
Services	31.5	34.6	38.8
License	11.8	11.2	12.6

Total revenues	100.0	100.0	100.0

Cost of revenues:
Recurring	15.5	16.6	15.7
Services	24.2	25.6	28.6
License	0.8	1.4	1.3

Total cost of revenues	40.5	43.6	45.6

Operating expenses:
Sales and marketing	24.5	28.7	29.4
Research and development	22.6	25.4	30.2
General and administrative	9.2	9.4	9.7

Total operating expenses	56.3	63.5	69.3
Operating income (loss)	3.2	(7.1)	(14.9)
Interest expense	(0.2)	(0.3)	(0.4)
Interest and other income	0.9	0.4	0.2

Net income (loss)	3.9%	(7.0)%	(15.1)%

Comparison of Fiscal Years Ended December 31, 2005 and 2004

Revenues

The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).

Recurring revenues include annual maintenance on software license agreements for the Company’s products and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services. Ongoing PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues as the services are delivered. All of the Company’s customers that purchased software during 2005 and 2004 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for services provided to BSPs, including those related to RSM in 2005 and Ceridian in 2004, the provision of payroll-related forms and the printing of

Form W-2’s for certain customers and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed. Revenues for services provided to BSPs were recognized ratably based on the terms of the related agreement. Other services are recognized as the product is shipped or as the services are rendered.

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

Total revenues, consisting of recurring, services and license revenues, increased 23.0% to $88.6 million for 2005 from $72.0 million for 2004.

Recurring revenues increased 28.7% to $50.3 million for 2005 from $39.0 million for 2004 primarily due to an increase in revenues generated from the Intersourcing Offering and an increase in maintenance revenues. The increase in revenues generated from the Intersourcing Offering resulted from incremental Intersourcing units sold in 2005 and an increase in the number of Intersourcing customers that processed their first live payroll during 2005 as those revenues were layered on to the Intersourcing revenue base in existence at December 31, 2004. The increase in maintenance revenues resulted from higher license sales on which maintenance revenues are generated. The Company’s high retention rate of approximately 97% for existing customers’ annual renewals in 2005 combined with the annual price increases that typically accompany renewals also contributed to the increase in maintenance revenues. Recurring subscription revenues recognized in 2005 from the Original Ceridian Agreement, totaling $7.7 million, were the same as in 2004. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month have been recognized, and are expected to be recognized, over the minimum term of the contract. Future recurring revenues to be recognized from the Original Ceridian Agreement are expected to be comparable to 2005, or $7.7 million per year, through March 9, 2008. The impact on recurring revenues for units sold under the Intersourcing Offering (as opposed to the impact on license revenues for licensed units sold) is expected to be a gradual increase from one period to the next, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts. The Company continues to believe that a combination of units sold under the Intersourcing Offering and regular licensed units sold will provide a more predictable business model in the future.

Services revenues increased 11.9% to $27.9 million for 2005 from $24.9 million for 2004 primarily as a result of an increase of $2.4 million in implementation revenues and a $0.6 million increase in training revenues, partially offset by a decrease in BSP services revenues of $0.6 million. The increase in implementation revenues is principally a result of additional billable hours stemming from an increase in the number of revenue-generating consultants, incremental units sold, partially offset by a lower net rate per hour. The increase in training revenues was attributable to more units sold in 2005 versus the prior year and additional Web-based training. The decrease in BSP services revenues since 2004 is due to the expiration of the Ceridian Services Agreement effective December 31, 2004, partially offset by additional BSP services revenues generated from RSM during 2005.

License revenues increased 29.7% to $10.5 million for 2005 from $8.1 million for 2004 primarily due to a higher number of unit sales in 2005 as compared to unit sales in 2004 and a slightly higher average selling price per unit.

Cost of Revenues

Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms, costs associated with certain reimbursable out-of-pocket expenses, discussed below, and costs to support additional services provided to BSPs (or BSP services). Cost of license revenues primarily consists of fees payable to a third-party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. UltiPro includes third-party software for enhanced report writing purposes. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years.

Cost of recurring revenues increased 14.9% to $13.7 million for 2005 from $12.0 million for 2004. The $1.7 million increase in cost of recurring revenue for 2005 was attributable to additional costs associated with the growth in the Intersourcing Offering, including labor costs, depreciation and amortization of related computer equipment and costs associated with the operations of the Company’s two data centers, including the impact of opening the second data center in August 2005.

Cost of services revenues increased 16.1% to $21.4 million for 2005 from $18.4 million for 2004 primarily due to higher costs of implementation and higher costs of BSP services. Costs of implementation services increased by $1.7 million in comparison to 2004 due to additional labor costs associated with hiring additional consultants to support the increase in unit sales. Costs of BSP services increased $1.1 million in comparison to 2004 due to increased personnel to provide contractual services to the BSP channel, including RSM, which was more labor-intensive in 2005.

Cost of license revenues decreased 28.7% to $0.7 million for 2005 from $1.0 million for 2004. The decrease in cost of license revenues for 2005 was mostly due to a $0.2 million reduction in the amortization of capitalized software. Capitalized software impacting the cost of license revenues were fully amortized as of July 31, 2004.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 5.6% to $21.8 million for 2005 from $20.6 million for 2004. The increase in sales and marketing expenses was primarily due to a $2.0 million increase in labor costs (including sales commissions which correlate with increased revenues and performance-based bonuses), partially offset by a decrease in advertising and marketing costs of $0.2 million.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 9.2% to $20.0 million in 2005 from $18.3 million in 2004. Excluding the impact of capitalized costs associated with UltiPro Canada which totaled $0.2 million for the year (all incurred in the fourth fiscal quarter of 2005 commencing when technological feasibility was attained), research and development expenses increased $1.9 million in 2005 principally due to higher labor costs, including the impact of staffing needs related to the ongoing development of UltiPro Canada. The Company expects to capitalize additional research and development costs relative to the UltiPro Canada project during 2006 as it anticipates a general release of UltiPro Canada in approximately the first half of 2007, at which time capitalization would cease under SFAS No. 86 guidelines.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 19.5% to $8.1 million for 2005 from $6.8 million for 2004. The $1.3 million increase in general and administrative expenses was primarily due to increased labor costs, an increase in performance-based bonuses principally associated with the Company’s executive incentive program tied to the overall financial performance of the Company and an increase in the provision for doubtful accounts associated with the growth of the Company’s operations, partially offset by lower professional fees, which include legal, accounting and auditing fees.

Interest Expense

Interest expense increased 23.6% to $225,000 for 2005 from $182,000 for 2004 primarily due to the increase in borrowings from the Credit Facility, defined below.

Interest and Other Income

Interest and other income increased 187.7% to $819,000 for 2005 from $285,000 for 2004 primarily due to interest income on cash available for investments.

Provision for Income Taxes

No provision or benefit for Federal, state or foreign income taxes was made for 2005 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2005, expiring at various times through the year 2025 and which are available to offset future taxable income, approximated $67.0 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Comparison of Fiscal Years Ended December 31, 2004 and 2003

Revenues

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

Services revenues increased 6.2% to $24.9 million for 2004 from $23.5 million for 2003 primarily as a result of an increase of $1.1 million in services revenue generated from the Ceridian Services Agreement and an increase of $0.5 million in implementation revenues, partially offset by a decrease of $0.3 million in certain reimbursable out-of-pocket expenses.

License revenues increased 6.1% to $8.0 million for 2004 from $7.6 million for 2003 primarily due to a higher average selling price in 2004 as unit sales were comparable.

Cost of Revenues

Cost of recurring revenues increased 26.0% to $12.0 million for 2004 from $9.5 million for 2003. The $2.5 million increase in cost of recurring revenue for 2004 was attributable to additional costs associated with the growth in the Intersourcing Offering, including labor costs, depreciation and amortization of related computer equipment and costs associated with the data center located in Miami, Florida.

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

Sales and Marketing

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

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2005 and 2004. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K.

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

	Quarters Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Recurring	$13,574	$12,956	$12,141	$11,588	$11,068	$10,075	$9,207	$8,699
Services	8,845	6,484	6,389	6,176	6,907	6,079	6,129	5,809
License	2,542	2,746	2,778	2,384	2,533	2,011	2,114	1,397

Total revenues	24,961	22,186	21,308	20,148	20,508	18,165	17,450	15,905

Cost of revenues:
Recurring	3,716	3,588	3,367	3,069	3,019	3,103	2,957	2,882
Services	6,419	5,171	4,786	5,034	5,051	4,283	4,457	4,657
License	245	165	176	123	162	288	270	273

Total cost of revenues	10,380	8,924	8,329	8,226	8,232	7,674	7,684	7,812

Operating expenses:
Sales and marketing	5,803	5,523	5,267	5,190	5,380	5,158	5,261	4,831
Research and development	4,762	5,251	5,184	4,802	4,414	4,805	4,543	4,555
General and administrative	2,430	1,945	1,948	1,808	1,785	1,894	1,669	1,458

Total operating expenses	12,995	12,719	12,399	11,800	11,579	11,857	11,473	10,844

Operating income (loss)	1,586	543	580	122	697	(1,366)	(1,707)	(2,751)
Interest expense	(44)	(65)	(61)	(55)	(49)	(34)	(70)	(29)
Interest and other income	293	223	170	133	167	69	34	15

Net income (loss)	$1,835	$701	$689	$200	$815	$(1,331)	$(1,743)	$(2,765)

Weighted average shares outstanding:
Basic	23,403	23,229	22,952	22,565	22,447	22,353	21,479	20,680

Diluted	26,740	26,566	26,023	25,431	25,221	22,353	21,479	20,680

Net earnings (loss) per share
Basic	$0.08	$0.03	$0.03	$0.01	$0.04	$(0.06)	$(0.08)	$(0.13)

Diluted	$0.07	$0.03	$0.03	$0.01	$0.03	$(0.06)	$(0.08)	$(0.13)

Liquidity and Capital Resources

The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

As of December 31, 2005, the Company had $32.8 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $7.5 million since December 31, 2004. As of December 31, 2005, the Company had working capital of $15.2 million as compared to $3.7 million as of December 31, 2004. The $11.5 million increase in working capital resulted primarily from cash proceeds of $5.8 million derived from exercises of employee stock options to purchase Common Stock during 2005 and cash provided from operations as the Company’s net financial results returned to profitability in 2005 as compared to a net loss in 2004.

Net cash provided by operating activities was $5.4 million for the year ended December 31, 2005 as compared to $0.3 million for the year ended December 31, 2004. The $5.1 million increase was primarily due to the improvement in the results of operations for 2005 as compared to 2004, partially offset by increased prepaid expenses, including prepaid Intersourcing commissions related to the growth in Intersourcing operations (which are amortized when the related Intersourcing client processes its first live payroll), and an increase in accounts receivable due to increased sales.

Net cash used in investing activities was $7.7 million for the year ended December 31, 2005 as compared to net cash used in investing activities of $15.3 million for the year ended December 31, 2004. The $7.6 million decrease in net cash used in investing activities was primarily due to the net increase in investments in marketable securities of $6.0 million and a decrease in cash purchases of property and equipment totaling $1.7 million. The Company began investing in marketable securities available-for-sale during the three months ended December 31, 2004.

Net cash provided by financing activities was $5.3 million for 2005 as compared to $16.0 million for 2004. The $10.7 million decrease in net cash provided by financing activities was primarily related to a private placement during the year ended December 31, 2004, which did not recur in 2005. During the year ended December 31, 2004, net proceeds from the May 2004 private sale of the Company’s Common Stock were $14.4 million, after deducting commissions and other stock issuance costs. The decrease in net cash provided by financing activities attributable to the May 2004 private placement was partially offset by an increase in net proceeds from exercises of employee stock options to purchase Common Stock of $3.5 million as compared to 2004.

Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of December 31, 2005 and 2004, were 67 days and 57 days, respectively. The increase in DSO’s as of December 31, 2005 was attributable to the increase in accounts receivable principally from incremental license and Intersourcing revenues generated during 2005 as well as several large payments due by December 31, 2005 which were not received until early January 2006.

Deferred revenues were $33.0 million at December 31, 2005 as compared to $28.5 million at December 31, 2004. The increase of $4.5 million in deferred revenues for 2005 was primarily due to an increase in deferred Intersourcing revenue from additional business of $4.1 million, an increase in deferred maintenance of $1.9 million and an increase in deferred services of $0.5 million (primarily implementation), partially offset by a decrease in deferred revenue of $1.7 million principally from the net amortization of Ceridian’s recurring subscription revenue. The net reduction to deferred revenues associated with Ceridian should continue as the Company expects to recognize $642,000 per month in recurring subscription revenues and to collect $525,000 per month in 2006 (subject to contracted annual increases) from Ceridian until the termination of the related agreement — see Original Ceridian Agreement.

In June 2005, the Company entered into a new credit facility with Silicon Valley Bank (the “Bank”), which was effective as of May 27, 2005 for the Revolver, defined below, and as of June 13, 2005 for the Equipment Loan, as defined below (the “Credit Facility”). The Credit Facility is comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). As of December 31, 2005, $4.0 million was available for borrowing under the Credit Facility, with $1.0 million outstanding under the Equipment Loan.

The Revolver expires on May 26, 2006 and provides for advances of up to an aggregate of $2.5 million, subject to limitations related to the amount of the Company’s cash and investments held at or through the Bank (the “Investments”). To the extent Investments are less than $12 million, the amount of advances under the Revolver are limited to 75% of the Company’s eligible accounts receivable, not to exceed an aggregate of $2.5 million. To the extent Investments are more than $12 million, there are no such limitations for drawing advances under the Revolver, not to exceed $2.5 million. The Revolver bears interest, payable monthly, at a rate equal to the Prime Rate per annum. The Company intends to negotiate the potential renewal of the Credit Facility (the “Renewal Credit Facility”) but there can be no assurance that the Renewal Credit Facility will be obtained or as to the terms of the Renewal Credit Facility.

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

Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material financial covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of quick assets (or cash and accounts receivable) plus total marketable securities to current liabilities, plus all indebtedness to the Bank and excluding deferred revenue) of 1.75 to 1.0 and certain quarterly revenue levels as of the end of each quarter, as provided in the Credit Facility. As of December 31, 2005, the Company was in compliance with all covenants included in the terms of the Credit Facility.

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

Issuer Purchases of Equity Securities

On October 30, 2000, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. There were no repurchases of the Company’s Common Stock during 2005, 2004 and 2003. As of December 31, 2005, 2004 and 2003, the Company had purchased 257,647 shares of the Company’s Common Stock under the Stock Repurchase Plan.

For purposes of mitigating the expected dilution created by stock-based compensation, the Company’s Board of Directors has authorized the Company to resume repurchasing its common stock under the Stock Repurchase Program, commencing in 2006. An aggregate of 742,353 shares of common stock remain authorized for repurchase under the Stock Repurchase Plan. The extent and timing of these repurchase transactions will depend on market conditions and other business considerations.

Recent Accounting Literature

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). APB 20 required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (“IASB”). SFAS 154 is effective for the Company’s fiscal year ending December 31, 2006. The Company does not believe the adoption of this statement will have an impact on its consolidated financial statements.

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

Effective January 1, 2006, the Company will adopt SFAS 123R, using the modified prospective method (with the Black-Scholes fair value model), which requires the Company to record compensation expense (i) for all stock option and other share-based awards granted after the date of adoption and (ii) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R. The impact of adopting SFAS 123R is expected to approximate the impact of SFAS 123 as described in the disclosure of pro forma net earnings (loss) and earnings (loss) per share in Note 2 of the Notes to Consolidated Financial Statements.

FASB Staff Position (“FSP”) FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R,” provides guidance on the application of grant date as defined in SFAS 123R. As a practical accommodation, a mutual understanding of the key terms and conditions of an award is approved in accordance with the relevant corporate governance requirements if certain conditions are met. The guidance in this FSP is to be applied upon initial adoption of SFAS 123R. The Company will adopt this FSP during the first quarter of fiscal year 2006, and does not expect this FSP to have a material impact on the Company.

FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” provides a practical transition election related to accounting for tax effects of share-based payment awards to employees. Because some entities do not have, and may not be able to recreate, information about the net excess tax benefits that would have qualified as such had those entities adopted Statement 123 for recognition purposes, this FSP provides an elective alternative transition method. An entity that adopts SFAS 123R using either the modified retrospective or modified prospective application, may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the latter of its initial adoption of SFAS 123R or the effective date of this FSP (which is November 2005) to evaluate its available transition alternatives and make its one-time election. The Company is evaluating the effects this FSP will have on its consolidated financial statements.

FSP FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. This FSP amends FAS 123R so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition to classify as a liability until it becomes probable that the event will occur. The guidance in this FSP shall be applied upon initial adoption of SFAS 123R. The Company does not believe the adoption of this statement will have an impact on its consolidated financial statements.

FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset. Since there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense on a straight-line basis. The guidance in this FSP is effective in the first fiscal quarter ended March 31, 2006 for the Company. The Company is evaluating the effects this FSP will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2005, the Company’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Capital lease obligations(1)	$2,422	$1,456	$772	$194	$—
Other long-term obligations(2)	20,198	1,822	4,160	3,654	10,562
Purchase obligations(3)	—	—	—	—	—
Other long-term liabilities(4)	1,298	399	899	—	—

Total contractual cash obligations	$23,918	$3,677	$5,831	$3,848	$10,562

(1)	The Company leases certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2008. See Note 7 of the Notes to Consolidated Financial Statements for information regarding capital lease obligations.

(2)	The Company leases corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. See Note 11 of the Notes to Consolidated Financial Statements for information regarding operating lease obligations.

(3)	Purchase orders or contracts for the purchase of goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. The Company does not have significant agreements for the purchase of goods or services specifying minimum quantities or set prices.

(4)	The Company had a $5.0 million revolving line of credit (the “Credit Facility”) that expired on May 27, 2005. In June 2005, the Company entered into a new credit facility with Silicon Valley Bank (the “Bank”). The Credit Facility is comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). As of December 31, 2005, $4.0 million was available for borrowing under the Credit Facility, with $1.0 million outstanding under the Equipment Loan. See Note 8 of the Notes to Consolidated Financial Statements for information regarding long-term debt. There were no other long-term liabilities, other than those referred to in the table above, which were payable in cash. Other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2005 include deferred revenues which do not represent obligations payable in cash. See Note 2 of the Notes to Consolidated Financial Statements for information regarding deferred revenues.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest on the Credit Facility, which expires on May 26, 2006, is based on Prime Rate per annum. The Company was charged a weighted average interest rate of 6.5% per annum during the year ended December 31, 2005 under the Credit Facility. As of December 31, 2005, $4.0 million was available for borrowing under the Credit Facility with $1.0 million outstanding under the Equipment Loan.

As of December 31, 2005, total investments in available-for-sale marketable securities were $15.0 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.

Interest rate risk.  As of December 31, 2005, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 4.4% per annum). In addition, the Credit Facility is a variable rate borrowing facility.

To illustrate the potential impact of changes in interest rates, the Company has performed the following analysis based on its December 31, 2005 consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair market value of the Company’s total portfolio of approximately $73,000 over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair market value of the Company’s total portfolio of approximately $73,000 over the next 12 months.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiary (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP

March 6, 2006
Miami, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$17,731	$14,766
Accounts receivable, net of allowance for doubtful accounts of $500 for 2005 and 2004	18,126	12,600
Short-term investments in marketable securities	14,422	8,103
Prepaid expenses and other current assets	5,526	3,114

Total current assets	55,805	38,583
Property and equipment, net	10,026	9,512
Long-term investments in marketable securities	613	2,441
Other assets, net	3,137	2,010

Total assets	$69,581	$52,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,613	$2,202
Accrued expenses	6,832	6,015
Current portion of deferred revenue	29,385	25,591
Current portion of long-term debt	338	170
Current portion of capital lease obligations	1,393	928

Total current liabilities	40,561	34,906
Capital lease obligations, net of current portion	966	952
Long-term debt, net of current portion	862	279
Deferred revenue, net of current portion	3,646	2,885

Total liabilities	46,035	39,022
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 23,786,097 and 22,749,363 shares issued in 2005 and 2004, respectively	238	227
Additional paid-in capital	110,245	103,643
Accumulated comprehensive loss	(31)	(15)
Accumulated deficit	(85,852)	(89,277)

	24,600	14,578
Treasury stock, at cost, 257,647 shares	(1,054)	(1,054)

Total stockholders’ equity	23,546	13,524

Total liabilities and stockholders’ equity	$69,581	$52,546

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Revenues:
Recurring	$50,259	$39,049	$29,344
Services	27,894	24,924	23,478
License	10,450	8,055	7,594

Total revenues	88,603	72,028	60,416

Cost of revenues:
Recurring	13,740	11,961	9,495
Services	21,410	18,448	17,277
License	709	993	807

Total cost of revenues	35,859	31,402	27,579

Sales and marketing	21,783	20,630	17,788
Research and development	19,999	18,317	18,229
General and administrative	8,131	6,806	5,871

Total operating expenses	49,913	45,753	41,888

Operating income (loss)	2,831	(5,127)	(9,051)
Interest and other expense	(225)	(182)	(221)
Interest and other income	819	285	103

Net income (loss)	$3,425	$(5,024)	$(9,169)

Net income (loss) per share:
Basic	$0.15	$(0.23)	$(0.49)

Diluted	$0.13	$(0.23)	$(0.49)

Weighted average shares outstanding:
Basic	23,040	21,743	18,738

Diluted	26,288	21,743	18,738

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Accumulated				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity (Deficit)
	(In thousands)

Balance, December 31, 2002	16,788	$168	$68,602	$—	$(75,084)	258	$(1,054)	$(7,368)
Net loss	—	—	—	—	(9,169)	—	—	(9,169)
Issuances of Common Stock from exercises of stock options	148	1	571	—	—	—	—	572
Issuance of Common Stock for private placement	3,908	39	17,455	—	—	—	—	17,494
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	132	—	—	—	—	132

Balance, December 31, 2003	20,844	208	86,760	—	(84,253)	258	(1,054)	1,661
Net loss	—	—	—	—	(5,024)	—	—	(5,024)
Unrealized loss on investments in marketable securities available-for-sale	—	—	—	(15)	—	—	—	(15)

Comprehensive loss	—	—	—	—	—	—	—	(5,039)

Issuances of Common Stock from exercises of stock options and warrant	507	5	2,287	—	—	—	—	2,292
Issuance of Common Stock for private placement	1,398	14	14,319	—	—	—	—	14,333
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	141	—	—	—	—	141
Non-cash compensation expense for stock option modification	—	—	136	—	—	—	—	136

Balance, December 31, 2004	22,749	227	103,643	(15)	(89,277)	258	(1,054)	13,524
Net income	—	—	—	—	3,425	—	—	3,425
Unrealized loss on investments in marketable securities available-for-sale	—	—	—	(16)	—	—	—	(16)

Comprehensive income	—	—	—	—	—	—	—	3,409

Issuances of Common Stock from exercises of stock options and warrants	1,037	11	5,835	—	—	—	—	5,846
Non-cash issuances of options to Board to purchase Common Stock for board fees	—	—	125	—	—	—	—	125
Non-cash stock-based compensation expense for restricted stock awards	—	—	642	—	—	—	—	642

Balance, December 31, 2005	23,786	$238	$110,245	$(31)	$(85,852)	258	$(1,054)	$23,546

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$3,425	$(5,024)	$(9,169)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,426	5,055	5,032
Provision for doubtful accounts	869	419	213
Non-cash issuance of stock options for board fees	125	141	132
Non-cash compensation expense for stock based compensation	642	136	—
Changes in operating assets and liabilities:
Accounts receivable	(6,395)	(3,727)	876
Prepaid expenses and other current assets	(2,412)	(405)	(1,436)
Other assets, net	(1,066)	(471)	(838)
Accounts payable	411	(347)	(144)
Accrued expenses	817	637	(151)
Deferred revenue	4,555	3,866	(3,205)

Net cash provided by (used in) operating activities	5,397	280	(8,690)

Cash flows from investing activities:
Purchases of marketable securities	(21,421)	(10,560)	—
Maturities of marketable securities	16,914	—	—
Purchases of property and equipment	(3,022)	(4,695)	(1,953)
Capitalized software	(182)	—	—
Acquisition	—	—	(350)

Net cash used in investing activities	(7,711)	(15,255)	(2,303)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,318)	(1,116)	(918)
Net proceeds from issuances of Common Stock	5,846	16,625	18,066
Net borrowings (repayments) under Credit Facility	751	449	(1,346)

Net cash provided by financing activities	5,279	15,958	15,802

Net increase in cash and cash equivalents	2,965	983	4,809
Cash and cash equivalents, beginning of year	14,766	13,783	8,974

Cash and cash equivalents, end of year	$17,731	$14,766	$13,783

Supplemental disclosure of cash flow information:
Cash paid for interest	$110	$72	$144

Supplemental disclosure of non-cash investing and financing activities:

•	The Company entered into capital lease obligations to acquire new equipment totaling $1,797, $1,382 and $1,404 in 2005, 2004 and 2003, respectively.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) designs, markets, implements and supports payroll and workforce management solutions, marketed primarily to middle-market organizations with 500 to 10,000 employees. The Company reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners.

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

Investments in Marketable Securities

The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and FASB Staff Position Financial Accounting Standards No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Included in accumulated other comprehensive loss for 2005 and 2004 is $31,011 and $15,558, respectively, of unrealized losses on trading securities held at each year end. There was no unrealized gain or loss in 2003 as no such securities were held during that period.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and market value of the Company’s investments in available-for-sale securities at December 31, 2005 are shown in the table below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value

Investments in marketable securities:
U.S. Agency — non callable	$3,265	$—	$18	$3,247
U.S. Agency — discount notes	1,738	—	1	1,737
Commercial paper	2,449	—	1	2,448
Corporate debentures — bonds	3,447	—	17	3,430
Certificates of deposit	3,568	7	1	3,574
Bank notes	599	—	—	599

	15,066	7	38	15,035

Investments in cash equivalents:
U.S. Agency — discount notes	999	—	—	999
Commercial paper	1,743	—	—	1,743

	2,742	—	—	2,742

Total investments, available-for-sale	$17,808	$7	$38	$17,777

The amortized cost and estimated fair value of the available-for-sale securities by contractual maturity at December 31, 2005 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$17,193	$17,164
Due after one year	615	613

Total	$17,808	$17,777

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

Property and equipment consists of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2005	2004

Property and equipment	$32,453	$27,742
Less: accumulated depreciation and amortization	22,427	18,230

	$10,026	$9,512

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Sources of revenue for the Company include:

•	Sales of perpetual licenses for UltiPro Workforce Management Software (“UltiPro”), a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices;

•	Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (“Hosting Services”);

•	Sales of the right to use UltiPro, including Hosting Services (the “Intersourcing Offering”);

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro (“Base Hosting”);

•	Sales of other services including implementation, training and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to business service providers (“BSPs”) in 2005 and 2004; and

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from per-employee-per-month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the business service provider (“BSP”) sales channel, as well as revenues generated from the Original Ceridian Agreement (defined below).

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

Services, including Implementation and Training Services

Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including services provided to BSPs, including RSM McGladrey Employer Services (“RSM”), the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed to the extent the pricing for such services is on a time and materials basis and the payment terms are within the Company’s ordinary and customary payment cycle. In the event payments for services are outside the ordinary and customary period for the Company, the related revenues are recognized as payments come due based on their relative fair values. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement.

Arrangement fees related to fixed-fee implementation services contracts are recognized using the percentage of completion accounting method, which involves the use of estimates. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete the related implementation project. If a sufficient basis to measure the progress towards completion does not

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exist, revenue is recognized when the project is completed or when the Company receives final acceptance from the customer.

Recurring Revenues

Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from ongoing PEPM fees earned through the Intersourcing Offering, Base Hosting and the business service provider (BSP) sales channel (defined below), as well as revenues generated from the Original Ceridian Agreement (defined below). Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services. Ongoing PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered. Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract. See Note 3 for discussion of the minimum term of the Original Ceridian Agreement. Subscription revenues of approximately $642,000 per month, or $7.7 million per year, are based on guaranteed minimum payments from Ceridian Corporation of approximately $42.7 million over the contract term, including $29.1 million received to date.

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

Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a PEPM basis and, in some cases, is subject to a guaranteed monthly minimum amount for the term of the related agreement. Revenue is recognized on a PEPM basis. To the extent the BSP pays the Company a one-time upfront fee, the Company accounts for such fee by recognizing it as subscription revenue over the minimum term of the related agreement.

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

Concentration of Revenues

During the years ended December 31, 2005, 2004 and 2003, Ceridian Corporation (“Ceridian”) accounted for 8.7%, 15.5%, 16.6%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. See Note 3.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The decrease in the percentage of total revenues contributed by Ceridian in 2005 resulted from the expiration of the Ceridian Services Agreement (defined below) on December 31, 2004 combined with the fixed nature of the recurring revenues recognized pursuant to the Original Ceridian Agreement when total revenues increased in 2005 as compared to the previous two years. The Company anticipates a continued reduction in the percentage of total revenues contributed by Ceridian, as fixed recurring revenues under the Original Ceridian Agreement of $642,000 per month will be recognized until the termination of the Original Ceridian Agreement on March 9, 2008.

The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Recurring revenues	8.7%	10.9%	12.8%
Services revenues	—	4.6	3.8

Total revenues	8.7%	15.5%	16.6%

Deferred Revenue

Deferred revenue is primarily comprised of deferrals for recurring revenues for which maintenance services have not yet been rendered, implementation consulting services for which the services have not yet been rendered, Intersourcing services which are recognized over the term of the related contract as the services are performed, typically two years, and subscription revenues which are recognized ratably over the minimum term of the related contract upon the delivery of the product and services.

Cost of Revenues

Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms, costs associated with certain reimbursable out-of-pocket expenses, discussed below, and costs to support additional services provided to BSPs (or BSP services). Cost of license revenues primarily consists of fees payable to a third-party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs. UltiPro includes third-party software for enhanced report writing purposes. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software. Capitalized software is amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years.

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

Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established upon completion of a working model. During 2005, $0.2 million of research and development expenses were capitalized for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality. UltiPro Canada is being built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada provides HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). There were no software costs capitalized in 2004 or 2003. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically three years. Amortization of capitalized software was $86,000, $1,151,000 and $1,519,000 in 2005, 2004 and 2003, respectively. Accumulated amortization of capitalized software was $5.6 million, $5.5 million and $4.4 million as of December 31, 2005, 2004 and 2003, respectively. Capitalized software, net of amortization, was $0.2 million, $0.1 million and $1.2 million as of December 31, 2005, 2004 and 2003, respectively. The Company evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If the Company’s gross revenues were to be significantly less than its estimates, the net realizable value of the Company’s capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

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

Fair Value of a Conditional Asset Retirement Obligation

The Company adopted FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligation, an interpretation of FASB Statement No. 143,” effective December 31, 2005. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, long-term debt and capital lease obligations, approximated fair value as of December 31, 2005 and 2004.

Accounting for Stock-Based Compensation

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123” (“SFAS No. 148”) in December 2002. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in not only annual, but also interim, financial statements about the effect the fair

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value method would have had on reported results. The disclosure provisions of SFAS No. 148 became effective for the Company for annual reporting in 2002 and interim reporting in 2003.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” for the years ended December 31, 2005, 2004 and 2003.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment, (“SFAS No. 123R”), effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which, in the case of the Company, is January 1, 2006. See discussion of the Company’s adoption of SFAS 123R at “Recent Accounting Literature” below.

SFAS No. 123 requires pro forma information for options issued to employees determined as if the Company had accounted for its stock-based compensation plan under the fair value method. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	For the Years Ended December 31,
	2005	2004	2003

Volatility	41%	46%	48%
Risk-free interest rate	4.25%	3.5%	3.1%
Dividend yield	0%	0%	0%
Expected term (years)	4.5	4.0	4.0

The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2005	2004	2003

Net income (loss):
As reported	$3,425	$(5,024)	$(9,169)
Compensation expense, pro forma	(2,975)	(1,997)	(1,424)

Pro forma	$450	$(7,021)	$(10,593)

Income (loss) per share, basic:
As reported	$0.15	$(0.23)	$(0.49)
Compensation expense, pro forma	(0.13)	(0.09)	(0.08)

Pro forma	$0.02	$(0.32)	$(0.57)

Income (loss) per share, diluted:
As reported	$0.13	$(0.23)	$(0.49)
Compensation expense, pro forma	(0.11)	(0.09)	(0.08)

Pro forma	$0.02	$(0.32)	$(0.57)

The weighted average grant date fair value per share of options granted during 2005, 2004 and 2003 were $5.95, $5.02 and $2.22, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	For the Years Ended December 31,
	2005	2004	2003

Basic weighted average shares outstanding	23,040	21,743	18,738
Effect of dilutive equity instruments	3,248	—	—

Dilutive shares outstanding	26,288	21,743	18,738

Other common stock equivalents (i.e., stock options, restricted stock awards and warrants) outstanding which are not included in the calculation of diluted income (loss) per share because their impact is antidilutive	343	5,935	5,797

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the Company’s consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive loss, as presented on the accompanying audited consolidated balance sheets, consists entirely of unrealized gains on available-for-sale securities.

Comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003

Net income (loss)	$3,425	$(5,024)	$(9,169)
Other comprehensive loss:
Unrealized loss on investments in Marketable securities available-for-sale	(16)	(15)	—

Comprehensive income (loss)	$3,409	$(5,039)	$(9,169)

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

Reimbursable Out-Of-Pocket Expenses

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying consolidated statements of operations, were $1.3 million, $1.0 million and $1.3 million for 2005, 2004 and 2003 respectively. Prior to the adoption of EITF 01-14, the Company’s historical consolidated financial statements offset these amounts within cost of services revenues.

Recent Accounting Literature

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). APB 20 required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (IASB). SFAS 154 is effective for the Company’s fiscal year ending December 31, 2006. The Company does not believe the adoption of this statement will have an impact on its consolidated financial statements.

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

Effective January 1, 2006, the Company will adopt SFAS 123R, using the modified prospective method (with the Black-Scholes fair value model), which requires the Company to record compensation expense (i) for all stock option and other share-based awards granted after the date of adoption and (ii) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R. The impact of adopting SFAS 123R is expected to approximate the impact of SFAS 123 as described in the disclosure of pro forma net earnings (loss) and earnings (loss) per share in this Note 2.

FASB Staff Position (“FSP”) FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R,” provides guidance on the application of grant date as defined in SFAS 123R. As a practical accommodation, a mutual understanding of the key terms and conditions of an award is approved in accordance with the relevant corporate governance requirements if certain conditions are met. The guidance in this FSP is to be applied upon initial adoption of SFAS 123R. The Company will adopt this FSP during the first quarter of fiscal year 2006, and does not expect this FSP to have a material impact on the Company.

FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” provides a practical transition election related to accounting for tax effects of share-based payment awards to employees. Because some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted Statement 123 for recognition purposes, this FSP provides an elective alternative transition method. An entity that adopts SFAS 123R using either the modified retrospective or modified prospective application, may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP (which is November 2005) to evaluate its available transition alternatives and make its one-time election. The Company is evaluating the effects this FSP will have on its consolidated financial statements.

FSP FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. This FSP amends FAS 123R so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition to classify as a liability until it becomes probable that the event will occur. The guidance in this FSP shall be applied upon initial adoption of SFAS 123R. The Company does not believe the adoption of this statement will have an impact on its consolidated financial statements.

FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset. Since there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period, rental costs associated with ground or building operating leases that are incurred during a construction period shall

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be recognized as rental expense on a straight-line basis. The guidance in this FSP is effective in the first fiscal quarter ended March 31, 2006 for the Company. The Company is evaluating the effects this FSP will have on its consolidated financial statements.

3.	SIGNIFICANT TRANSACTIONS

As previously disclosed, Ultimate Software and Ceridian signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and mid-size business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian will continue to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $29.1 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in subscription revenues (a component of recurring revenues) from the Original Ceridian Agreement until its termination. The amounts of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2005, totaling $7.7 million were the same as those recognized in the same period a year ago. Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement will terminate on March 9, 2008 (unless terminated earlier for an uncured material breach).

During 2004, Ultimate Software entered into a services agreement (the “Ceridian Services Agreement”) with Ceridian. Under the Ceridian Services Agreement, Ceridian paid Ultimate Software a total of $3.3 million in 2004, in exchange for services provided by Ultimate Software during the term of the agreement. Services revenue from the Ceridian Services Agreement, which expired on December 31, 2004, was recognized on a straight-line basis from January 1, 2004 through December 31, 2004. The Company offers and provides certain services to other BSPs, including RSM.

4.	STOCK REPURCHASE PLAN

On October 30, 2000, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both. There were no repurchases of the Company’s Common Stock during 2005, 2004 and 2003. As of December 31, 2005, 2004 and 2003, the Company had purchased 257,647 shares of the Company’s Common Stock under the Stock Repurchase Plan.

For purposes of mitigating some of the expected dilution created by stock-based compensation, the Company’s Board of Directors has authorized the Company to resume repurchasing its common stock under the Stock Repurchase Program, commencing in 2006. An aggregate of 742,353 shares of common stock remain authorized for repurchase under the Stock Repurchase Program. The extent and timing of these repurchase transactions will depend on market conditions and other business considerations.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2005	2004

Sales commissions	$2,337	$1,291
Other items individually less than 5% of total current liabilities	4,495	4,724

	$6,832	$6,015

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2005	2004

Computer equipment	$25,426	$21,073
Leasehold improvements	4,071	4,038
Furniture and fixtures	1,431	1,306
Building	870	670
Land	655	655

	32,453	27,742
Less: accumulated depreciation and amortization	22,427	18,230

	$10,026	$9,512

Included in property and equipment is equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2005	2004

Equipment	$9,340	$7,543
Less: accumulated amortization	7,886	6,057

	$1,454	$1,486

Depreciation and amortization expense on property and equipment totaled $4,305,000, $3,754,000 and $3,424,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2008. Interest rates on these leases range from 1.0% to 10.0%. The annual maturities of the capital lease obligations are as follows as of December 31, 2005 (in thousands):

Year	Amount

2006	$1,456
2007	772
2008	194

2,422
Less amount representing interest	(63)

Lease obligations reflected as current ($1,393) and non-current ($966)	$2,359

8.	REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

In June 2005, the Company entered into a new credit facility with Silicon Valley Bank (the “Bank”), which was effective as of May 27, 2005 for the Revolver, defined below, and as of June 13, 2005 for the Equipment Loan, as defined below (the “Credit Facility”). The Credit Facility is comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). As of December 31, 2005, $4.0 million was available for borrowing under the Credit Facility, with $1.0 million outstanding under the Equipment Loan.

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

The Equipment Loan provides for advances of up to an aggregate of $2.5 million, subject to certain terms of the agreement, and is payable in 36 equal monthly installments, plus interest. The payment period for each advance under the Equipment Loan expires 36 months after the date of borrowing. Interest on the Equipment Loan is based on the Prime Rate plus 0.5% (fixed at the time of the advance) or a fixed rate of 7.0%, with the selection of the type of available rate at the discretion of the Company. The annual maturities of the long-term debt obligations as of December 31, 2005 are as follows (in thousands): $338 in 2006, $612 in 2007 and $250 in 2008. Interest expense related to the long-term debt obligations as of December 31, 2005 are as follows (in thousands): $61 in 2006, $30 in 2007 and $7 in 2008.

Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material financial covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of quick assets (or cash and accounts receivable) plus total marketable securities to current liabilities, plus all indebtedness to the Bank and excluding deferred revenue) of 1.75 to 1.0 and certain quarterly revenue levels as of the end of each quarter, as provided in the Credit Facility. As of December 31, 2005, the Company was in compliance with all covenants included in the terms of the Credit Facility.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

No provision or benefit for Federal or state income taxes was made for 2005, 2004 and 2003 due to the operating losses incurred in the respective periods.

The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2005	2004	2003

Income tax provision (benefit) at statutory Federal tax rate	$1,199	$(1,758)	$(3,210)
State and local income taxes (benefit)	197	(289)	(527)
Non deductible expenses	219	197	195
Change in valuation allowance	(1,549)	1,916	3,608
Other, net	(66)	(66)	(66)

Provision for income taxes	$—	$—	$—

The components of the net deferred tax assets included in the accompanying consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2005	2004	2003

Deferred tax assets:
Net operating losses	$27,460	$25,721	$23,092
Deferred revenue	4,459	4,467	4,160
Depreciation and amortization	1,201	1,029	904
Accruals not currently deductible	111	85	227
Allowance for doubtful accounts	204	204	214
Charitable contributions	248	163	121
Stock-based compensation	701	410	297
Other, net	3	3	3

Gross deferred tax assets	34,387	32,082	29,018
Less valuation allowance	(33,888)	(31,759)	(28,377)

Net deferred tax assets	499	323	641

Deferred tax liabilities:
Software development costs	(97)	(33)	(502)
Prepaid commissions	(402)	(290)	(139)

Gross deferred tax liabilities	(499)	(323)	(641)

Net deferred taxes	$—	$—	$—

The Company has provided a full valuation allowance on the deferred tax assets as realization of such amounts is not considered more likely than not. The Company reviews the valuation allowance requirement periodically and makes adjustments as warranted. Of the total valuation allowance at December 31, 2005, approximately $5,858,000 is attributed to net operating losses generated from the exercise of non-statutory employee stock options, the benefit of which will be credited to additional paid-in capital when realized. Of

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the change in the valuation allowance for 2005, 2004 and 2003, approximately $3,678,000, $1,466,000 and $212,000, respectively is attributable to exercise of non-statutory employee stock options.

At December 31, 2005, the Company had approximately $67,000,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Of the total net operating loss carryforwards, approximately $14,376,000 is attributable to deductions from the exercise of non-statutory employee stock options. The carryforwards expire through 2025. Utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

10.	STOCKHOLDERS’ EQUITY

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

From January 1, 2003 through July 16, 2003, the Company raised an aggregate of approximately $17.5 million of capital, net of estimated stock issuance costs, through the private sales of (i) a total of 1,708,000 shares of Common Stock, and warrants to purchase an aggregate 170,800 shares of Common Stock at $4.00 per share to investors, including Ceridian Corporation and some existing shareholders; and (ii) a total of 2,200,000 shares of Common Stock at $5.30 per share, before stock issuance costs, to two institutional investors.

Stock-Based Compensation

The Company’s 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase shares of the Company’s Common Stock. The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, and together with stock options, the “Awards”). The Plan was approved by the Company’s stockholders at the annual meeting of stockholders on May 17, 2005. Prior to that date, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”). Effective May 17, 2005, no additional options may be granted under the Prior Plan. However, options previously granted under the Prior Plan remain outstanding to the extent they have not been exercised or have not expired. As of December 31, 2005, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,560,953 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest immediately on the grant date. However, options granted to non-employee directors under the Plan first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors and (iii) the effective date of a change in control of the Company.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock options under the Company’s Plan as of December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2002	4,831,709	$5.84
Granted	1,020,641	5.90
Exercised	(135,495)	3.86
Canceled	(78,345)	5.14

Outstanding at December 31, 2003	5,638,510	$5.89
Granted	674,756	12.29
Exercised	(478,446)	4.55
Canceled	(34,675)	8.03

Outstanding at December 31, 2004	5,800,145	$6.70
Granted	652,262	15.21
Exercised	(924,369)	5.99
Canceled	(38,530)	11.18

Outstanding at December 31, 2005	5,489,508	$7.77

The following table summarizes information about stock options outstanding under the Plan at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining
Range of		Contractual	Weighted-		Weighted-
Exercise		Life	Average		Average
Prices	Number	(Years)	Exercise Price	Number	Exercise Price

$ 0.89 - $ 3.38	853,467	5.44	$2.83	853,467	$2.83
$ 3.38 - $ 4.23	604,172	6.79	3.85	464,329	3.83
$ 4.25 - $ 6.63	577,627	3.08	5.17	563,646	5.16
$ 7.21 - $ 7.21	801,331	1.81	7.21	801,331	7.21
$ 7.63 - $ 8.03	758,458	3.81	7.77	758,458	7.77
$ 8.38 - $10.00	653,361	5.46	9.45	568,797	9.47
$10.54 - $13.05	619,076	8.55	12.32	307,304	12.33
$13.63 - $15.90	413,053	9.21	14.44	103,584	14.44
$16.68 - $16.68	142,513	9.55	16.68	35,863	16.68
$17.11 - $17.11	66,450	9.80	17.11	16,614	17.11

$ 0.89 - $17.11	5,489,508	5.38	$7.77	4,473,393	$6.78

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants to purchase shares of the Company’s Common Stock, expiring in 2006 and 2007, are fully vested and exercisable as of the date of issuance. A summary of warrants as of December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2002	67,500	$—
Granted	170,800	4.00
Exercised	(12,500)	4.00
Canceled	—	4.00

Outstanding at December 31, 2003	225,800	$4.00
Granted	—	4.00
Exercised	(28,750)	4.00
Canceled	—	4.00

Outstanding at December 31, 2004	197,050	$4.00
Granted	—	4.00
Exercised	(125,000)	4.00
Canceled	—	4.00

Outstanding at December 31, 2005	72,050	$4.00

Restricted Stock Awards

Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards to certain officers and employees. During fiscal year 2005, the Company granted 169,000 shares of restricted common stock of which none has been forfeited as of December 31, 2005. Compensation expense for restricted stock awards is measured based on the market price of the stock at the date of grant and is recognized on a straight-line basis over the vesting period. Holders of restricted stock awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto. Each Award becomes vested on the fourth (4th) anniversary of the respective date of grant, subject to the Grantee’s continued employment with the Company or any Subsidiary on each such vesting date. Included in the Company’s financial results for the year ended December 31, 2005 was $0.2 million of compensation expense for the restricted stock awards. There was no such expense in 2004 or 2003.

Stock Unit Awards

As provided in the 2005 Equity and Incentive Plan (“the Plan”), the Chief Executive Officer and the Chief Operating Officer deferred receipt of one-half of their cash performance awards under the Plan for 2005 in exchange for the grant of a Stock Unit Award under the Plan. Upon this election, the Company provided a matching contribution equal to one-half of the amount deferred. The number of Stock Units subject to such Stock Unit Award is determined by dividing the total amount deferred (including the Company’s matching contribution) by the fair market value of a share of the Company’s Common Stock on the date of payment of the non-deferred portion of the cash performance awards. The Stock Units become vested on the fourth anniversary of the date of grant. Included in the Company’s financial results for the year ended December 31, 2005 was $0.4 million of compensation expense for the deferred portion of the performance awards. There was no such expense in 2004 or 2003.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

Other Equity Transactions

The following table summarizes information about stock options granted by the Company to non-employee directors to purchase the Company’s Common Stock in exchange for services rendered for 2005, 2004 and 2003 (“Board Options”):

Exercise Price
of Stock		Number of Options
Options Granted (1)(2)(3)		Granted

2003:	1.19	10,850
	1.58	7,892
	2.58	4,818
	2.67	7,067

2004:	4.05	3,074
	3.17	3,926
	3.87	4,146
	3.65	4,806

2005:	4.71	2,857
	4.88	2,761
	5.42	2,488
	5.86	2,300

(1)	All stock option grants to non-employee directors during 2005, 2004 and 2003 were granted at an exercise price equal to 30% of the fair market value of the Company’s Common Stock on the date of grant.

(2)	Stock options granted in 2004 and 2003 are currently exercisable and stock options granted in 2005 become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors and (iii) the effective date of a change in control of the Company. All such stock options were valued on the date of grant in accordance with the requirements prescribed in APB 25. See Note 2. These options were granted in lieu of cash retainers and meeting fees.

(3)	The compensation expense related to the Board Options granted in 2005, 2004 and 2003, determined pursuant to the application of APB 25, was $125,000, $136,000 and $132,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases corporate office space and certain equipment under non-cancellable operating lease agreements expiring at various dates. Total rent expense under these agreements was $2,189,000, $2,659,000 and $2,408,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 2005 (in thousands):

Year	Amount

2006	$1,822
2007	2,156
2008	2,004
2009	1,829
2010	1,825
Thereafter	10,562

$20,198

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

12.	RELATED PARTY TRANSACTIONS

During the fourth quarter of 2001, the Company began leasing equipment with a computer leasing company (the “Leasing Company”) that is owned by an irrevocable trust (the “Trust”) for the benefit of the children of Robert A. Yanover, a member of the Company’s Board of Directors. Additionally, the Leasing Company’s business is managed and operated by a management company (the “Management Company”) pursuant to a management agreement. Mr. Yanover has a 50% ownership interest in the general partner of the Management Company. The Company did not finance equipment with the Leasing Company in 2005, 2004 or 2003. The Company financed equipment with the Leasing Company totaling $1,007,000 and $258,000 during 2002 and 2001, respectively. Related amortization was $0, $331,000 and $506,000 and total cash paid was $0,

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$499,000 and $569,000 during 2005, 2004 and 2003, respectively. The unamortized capital lease obligation with the Leasing Company and related accumulated amortization were both $0 at December 31, 2005, $0 and $1,265,000, respectively, at December 31, 2004, and $360,000 and $933,000, respectively, at December 31, 2003. The Company believes that the terms of the leases were no less favorable to the Company than could have been obtained from an unaffiliated party.

13.	EMPLOYEE BENEFIT PLAN

The Company provides retirement benefits for eligible employees, as defined, through a defined contribution benefit plan that is qualified under Section 401(k) of the Internal Revenue Code (the “Plan”). Contributions to the Plan, which are made at the sole discretion of the Company, were $756,000, $718,000 and $587,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that The Ultimate Software Group, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP

March 6, 2006
Miami, Florida
Certified Public Accountants

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

During 2001, Ultimate Software and Ceridian reached an agreement, as amended in 2002, which granted Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering that Ceridian can market primarily to businesses with under 500 employees (the “Original Ceridian Agreement”).

Under the Original Ceridian Agreement, Ceridian is responsible for all marketing costs and expenses, and must sell the licensed software on a per period, per employee, per paycheck basis or other repetitive payment model. Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the Agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $29.1 million under the Original Ceridian Agreement.

Effective March 9, 2006, Ceridian Corporation provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement will terminate on March 9, 2008 (unless terminated earlier for an uncured material breach).

Ultimate Software expects to continue to recognize a minimum of $642,000 per month, $7.7 million per year, in recurring subscription revenues from the Original Ceridian Agreement until its termination on March 9, 2008. The percentage of the Company’s revenues recognized pursuant to the Original Ceridian Agreement for the years ended December 31, 2005, 2004 and 2003 were 8.7%, 15.5% and 16.6%, respectively. The Company anticipates a continued reduction in the percentage of total revenues contributed by Ceridian as fixed recurring revenues under the Original Ceridian Agreement of $642,000 per month will be recognized until the termination of the Original Ceridian Agreement on March 9, 2008.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman) and other key employees of the Company, and their ages as of February 18, 2006, are as follows:

Name	Age	Position(s)

Scott Scherr	53	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	48	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	48	Executive Vice President, Chief Financial Officer and Treasurer
Jon Harris	41	Senior Vice President, Services
Robert Manne	52	Senior Vice President, General Counsel
Vivian Maza	44	Senior Vice President, People and Secretary
Linda Miller	61	Senior Vice President, Marketing
Laura Johnson	41	Senior Vice President, Product Strategy
Adam Rogers	31	Senior Vice President, Development
Greg Swick	42	Senior Vice President, Sales
Bill Hicks	40	Senior Vice President, Chief Information Officer
Roy L. Gerber, Ph.D.	49	Vice President, Chief Technology Officer
James A. FitzPatrick, Jr.	56	Director
LeRoy A. Vander Putten	71	Director
Rick A. Wilber	59	Director
Robert A. Yanover	69	Director

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

Robert Manne has served as Senior Vice President, General Counsel since February 2004 and served as Vice President, General Counsel from May 1999 through January 2004. Prior to joining the Company, Mr. Manne was an attorney and partner of Becker & Poliakoff, P.A., an international law firm, since 1978. In addition to administering the Litigation Department of the law firm, Mr. Manne was a permanent member of the firm’s executive committee which was responsible for law firm operations. Mr. Manne has performed legal services for the Company since its inception.

Vivian Maza has served as Senior Vice President, People for the Company since February 2004 and served as Vice President, People from January 1998 through January 2004. Ms. Maza has served as Secretary of the Company since September 1996. Prior to that, Ms. Maza served as the Office Manager of the Company from its organization in April 1996 and of the Partnership from its inception in 1990 until April 1996. Ms. Maza is a HR Generalist and holds a Professional in Human Resources (PHR) certification from the Society for Human Resource Management (SHRM) association. From 1985 to 1990, Ms. Maza was a systems analyst for the Wholesale Division of ADP.

Linda Miller has served as Senior Vice President, Marketing since February 2004 and served as Vice President, Communications and Public Relations from January 1999 through January 2004. Ms. Miller served as Vice President, Marketing, for the Company from July 1998 to January 1999. Prior to that, Ms. Miller served as the Company’s Director of Marketing from January 1997. From 1992 to 1996, Ms. Miller held various positions at Best Software, Inc., a developer of corporate resource management applications, Abra Products Division, including Public Relations Manager.

Laura Johnson has served as Senior Vice President, Product Strategy since February 2004 and served as Vice President, Product Strategy from July 1998 through January 2004. From May 1996 to July 1998, Ms. Johnson served as the Director of Applications Consulting for the Company. From 1991 to 1996, Ms. Johnson held various positions with Best Software, Inc., Abra Products Division. Ms. Johnson holds a Certified Payroll Professional (CPP) certification from the American Payroll Association (APA).

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

Bill Hicks has served as Senior Vice President, Chief Information Officer since April 2005. Mr. Hicks served as Vice President, Chief Information Officer from February 2004 through March 2005. From 1993 until February 2004, Mr. Hicks held various positions in the management of technologies for Precision Response Corporation, a wholly-owned subsidiary of Interactive Corporation and a provider of call centers and on-line commerce customer care services, including Chief Information Officer and Senior Vice President of Technology from August 2000 until February 2004.

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

LeRoy A. Vander Putten has served as a director of the Company since October 1997, is Chairman of the Compensation Committee of the Board and is a member of the Audit Committee of the Board. Mr. Vander Putten served as the Executive Chairman of The Insurance Center, Inc., a holding company for 14 insurance agencies, from October 2001 until January 2006 at which time the company was sold. Previously, he served as the Chairman of CORE Insurance Holdings, Inc., a member of the GE Global Insurance Group, engaged in the underwriting of casualty reinsurance, from August 2000 to August 2001. From April 1998 to August 2000, he served as Chairman of Trade Resources International Holdings, Ltd., a corporation engaged in trade finance for exporters from developing countries. From January 1988 until May 1997, Mr. Vander Putten was Chairman and Chief Executive Officer of Executive Risk Inc., a specialty insurance holding company. From August 1982 to January 1988, Mr. Vander Putten served as Vice President and Deputy Treasurer of The Aetna Life and Casualty Company, an insurance company.

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

Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal. Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the annual meeting of the stockholders (the “Annual Meeting”) in 2006. Mr. Scott Scherr serves on the Board in the class whose term expires at the Annual Meeting in 2007. Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting in 2008.

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

Other Information

The information set forth in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees of the Board-Audit Committee”, is incorporated by reference.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005:

	(a)		(c)
	Number of		Number of Securities
	Securities to be	(b)	Remaining Available for
	Issued Upon	Weighted — Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
Plan Category	and Rights	and Rights	Column(a))

Equity compensation plans approved by security holders	5,489,508	$7.77	1,560,953

Total	5,489,508	$7.77	1,560,953

The information set forth in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading “Certain Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders under the heading “KPMG LLP Fees”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report:

(1)	Financial Statements.

The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules:

Report of Independent Registered Public Accounting

Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the “Registration Statement”)
3.2	—	Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)
3.3	—	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the Registration Statement)
4.1	—	Form of Certificate for the Common Stock, par value $0.01 per share**
4.2	—	Form of Warrant for Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-107527), initially filed July 31, 2003
10.1	—	Shareholders Rights Agreement, dated June 6, 1997 among the Company and certain stockholders named therein**
10.2	—	Asset Purchase Agreement, dated February 2, 1998, among The Ultimate Software Group of Virginia, Inc., the Company and certain principals named therein**
10.3	—	Asset Purchase Agreement, dated February 2, 1998, among the Company, The Ultimate Software Group of the Carolinas, Inc. and certain principals name therein**
10.4	—	Asset Acquisition Agreement, dated February 20, 1998, among the Company, The Ultimate Software Group of Northern California, Inc. and certain principals named therein**
10.5	—	Asset Purchase Agreement dated March 4, 1998, among the Company, Ultimate Investors Group, Inc. and certain principals name therein**

Number		Description

10.6	—	Agreement and Plan of Merger dated February 24, 1998, among the Company, ULD Holding Corp., Ultimate Software Group of New York and New England, G.P. and certain principals named therein**
10.7	—	Nonqualified Stock Option Plan, as amended and restated as of December 20, 2002 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.8	—	Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and the Company, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 1999)
10.9	—	Rights Agreement, dated as of October 22, 1998, between the Company and BankBoston, N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)
10.10	—	Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 1999)
10.11	—	Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated October 21, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.12	—	Warrant issued to Aberdeen Strategic Capital LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.13	—	Software License Agreement between the Company and Ceridian Corporation dated as of March 9, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 27, 2001)
10.14	—	Letter amendment between the Company and Ceridian Corporation dated as of August 9, 2001 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.15	—	Letter amendment between the Company and Ceridian Corporation dated as of February 5, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.16	—	Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.17	—	Revolving Promissory Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.18	—	Equipment Term Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.19	—	Services Agreement between the Company and Ceridian Corporation dated as of February 10, 2003 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.20	—	Third Loan Modification Agreement by and between the Company and Silicon Valley Bank dated March 27, 2003 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.21	—	Fourth Loan Modification Agreement by and between the Company and Silicon Valley Bank dated as of April 29, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated May 14, 2003)

Number		Description

10.22	—	Change in Control Bonus Plan for Executive Officers, effective March 5, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 13, 2004)
10.23	—	Fifth Loan Modification Agreement by and between the Company and Silicon Valley Bank dated as of May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2004)
10.24	—	Silicon Valley Bank Second Amended and Restated Revolving Promissory Note by and between the Company and Silicon Valley Bank dated May 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2004)
10.25		Amended Nonqualified stock option agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 3, 2006)
10.26		Amended Director Fee Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 3, 2006)
10.27		Amended Director Fee Option Agreement for Non-Employee Directors*
10.28		Entry into a Material Definitive Agreement with executives (incorporated by reference to the Company’s Form 8-K, Item 1.01 dated February 10, 2006)
10.29		Seventh Loan Modification Agreement between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 17, 2005)
10.30		Term Note between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 17, 2005)
10.31		Notice of Termination of License Agreement and Acknowledgement of Receipt by Ceridian Corporation dated, March 9, 2006*
10.32		Commercial Office Lease by and between ROHO Ultimate, LTD. II, a Florida limited partnership and the Company dated May 23, 2001*
10.33		Agreement of Purchase and Sale by and between Parry F. Goodman and Ivy Goodman and Robert J. Manne and/or assigns dated September 22, 2004*
10.34		Assignment of Agreement of Purchase and Sale by and between Robert J. Manne a/k/a Robert Manne and the Company, dated October 26, 2004*
10.35		Weston Town Center South Office Building Lease between South Office Building-DLB, LLC, a Florida Limited Liability Company, South Office Building Bagtrust, LLC, a Florida Limited Liability Company, and South Office Building-BJB, LLC, a Florida Limited Liability Company, and the Company and Weston Common Area Ltd., dated August 18, 2005*
21.1	—	Subsidiary of the Registrant**
23.1	—	Consent of Independent Registered Public Accounting Firm*
31.1	—	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	—	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	—	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995*

*	Filed herewith.

**	Incorporated by reference to the corresponding exhibit in the Company’s Registration Statement.

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Ultimate Software Group, Inc.:

Under date of March 6, 2006, we reported on the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005 which reports appear in the December 31, 2005, Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15 of this 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP
KPMG LLP

March 6, 2006
Miami, Florida
Certified Public Accountants

SCHEDULE II

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charged to Expenses	Write-offs and	Balance at
Classification	Year	and Other	Other	End of Year

Allowance for doubtful accounts:
December 31, 2005	$500	$869	$(869)	$500
December 31, 2004	525	419	(444)	500
December 31, 2003	1,000	213	(688)	525
Valuation allowance for deferred tax asset:
December 31, 2005	$31,759	$2,129	$—	$33,888
December 31, 2004	28,377	3,382	—	31,759
December 31, 2003	24,233	4,144	—	28,377

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ULTIMATE SOFTWARE GROUP, INC.

By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial
Officer and Treasurer

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr Scott Scherr	President, Chief Executive Officer and Chairman of the Board	March 15, 2006

/s/ Mitchell K. Dauerman Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Marc D. Scherr Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	March 15, 2006

/s/ James A. FitzPatrick Jr. James A. FitzPatrick Jr.	Director	March 15, 2006

/s/ LeRoy A. Vander Putten LeRoy A. Vander Putten	Director	March 15, 2006

/s/ Rick Wilber Rick Wilber	Director	March 15, 2006

/s/ Robert A. Yanover Robert A. Yanover	Director	March 15, 2006