Form 10-Q
period 2006-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2006-05-10
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
     As of April 28, 2006, there were 23,896,690 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

Item 1 — Financial Statements
PART 1 — FINANCIAL INFORMATION
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$18,699	$17,731
Accounts receivable, net of allowance for doubtful accounts of $450 and $500 for 2006 and 2005, respectively	14,478	18,126
Short-term investments in marketable securities	15,806	14,422
Prepaid expenses and other current assets	6,616	5,526

Total current assets	55,599	55,805

Property and equipment, net	11,088	10,026
Capitalized software, net	571	238
Long-term investments in marketable securities	—	613
Other assets, net	3,574	2,899

Total assets	$70,832	$69,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,811	$2,613
Accrued expenses	5,272	6,832
Current portion of deferred revenue	29,789	29,385
Current portion of capital lease obligations	1,367	1,393
Current portion of long-term debt	507	338

Total current liabilities	39,746	40,561

Deferred revenue, net of current portion	4,241	3,646
Capital lease obligations, net of current portion	954	966
Long-term debt, net of current portion	570	862
Other long-term liabilities	21	—

Total liabilities	45,532	46,035

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 24,162,234 and 23,786,097 shares issued in 2006 and 2005, respectively	242	238
Additional paid-in capital	114,137	110,245
Accumulated other comprehensive loss	(35)	(31)
Accumulated deficit	(86,991)	(85,852)

	27,353	24,600
Treasury stock, 301,447 and 257,647 shares, at cost for 2006 and 2005, respectively	(2,053)	(1,054)

Total stockholders’ equity	25,300	23,546

Total liabilities and stockholders’ equity	$70,832	$69,581

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2006	2005
Revenues:
Recurring	$14,439	$11,588
Services	8,227	6,176
License	1,986	2,384

Total revenues	24,652	20,148

Cost of revenues:
Recurring	4,112	3,069
Services	6,964	5,034
License	256	123

Total cost of revenues	11,332	8,226

Gross profit	13,320	11,922

Operating expenses:
Sales and marketing	6,942	5,190
Research and development	5,374	4,802
General and administrative	2,442	1,808

Total operating expenses	14,758	11,800

Operating income (loss)	(1,438)	122

Interest expense	(40)	(55)
Interest and other income	339	133

Net income (loss)	$(1,139)	$200

Net income (loss) per share:
Basic	$(0.05)	$0.01

Diluted	$(0.05)	$0.01

Weighted average shares outstanding:
Basic	23,709	22,565

Diluted	23,709	25,431

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,139)	$200
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,163	1,076
Provision for doubtful accounts	194	100
Non-cash stock-based compensation expense	1,616	34
Changes in operating assets and liabilities:
Accounts receivable	3,454	1,145
Prepaid expenses and other current assets	(1,090)	(1,230)
Other assets	(675)	(180)
Accounts payable	198	740
Accrued expenses	(1,539)	(871)
Deferred revenue	999	(834)

Net cash provided by operating activities	3,181	180

Cash flows from investing activities:
Purchases of marketable securities	(4,917)	(4,461)
Maturities of marketable securities	4,142	2,949
Capitalized software	(326)	—
Purchases of property and equipment	(1,850)	(491)

Net cash used in investing activities	(2,951)	(2,003)

Cash flows from financing activities:
Repurchase of Common Stock	(999)	—
Principal payments on capital lease obligations	(407)	(253)
Net payments on Credit Facility	(123)	(43)
Net proceeds from issuances of Common Stock	2,267	1,314

Net cash provided by financing activities	738	1,018

Net increase in cash and cash equivalents	968	(805)
Cash and cash equivalents, beginning of period	17,731	14,766

Cash and cash equivalents, end of period	$18,699	$13,961

Supplemental disclosure of cash flow information:
Cash paid for interest	$30	$26

Supplemental disclosure of non-cash financing activities:
- The Company entered into capital lease obligations to acquire new equipment totaling $369 and $464 for the three months ended March 31, 2006 and 2005, respectively.
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional	Accumulated				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance, December 31, 2005	23,786	$238	$110,245	$(31)	$(85,852)	258	$(1,054)	$23,546

Net loss	—	—	—	—	(1,139)	—	—	(1,139)
Unrealized loss on investments in marketable securities available-for-sale	—	—	—	(4)	—	—	—	(4)

Comprehensive loss	—	—	—	—	—	—	—	(1,143)

Repurchase of Common Stock	—	—	—	—	—	44	(999)	(999)
Issuances of Common Stock from exercises of stock options and warrants	376	4	2,263	—	—	—	—	2,267

Non-cash stock-based compensation	—	—	1,629	—	—	—	—	1,629

Balance, March 31, 2006	24,162	$242	$114,137	$(35)	$(86,991)	302	$(2,053)	$25,300

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiary (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 15, 2006 (the “Form 10-K”).
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of operating results for the full fiscal years or for any future periods.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Marketable Securities
     The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and FASB Staff Position Financial Accounting Standards No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Included in accumulated other comprehensive loss at March 31, 2006 and 2005 is $34,761 and $41,006, respectively, of unrealized losses on trading securities held at each such date.

     The amortized cost and market value of the Company’s investments in marketable securities available-for-sale at March 31, 2006 are shown in the table below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Investments in marketable securities:
U.S. Agency — non callable	$2,370	$—	$14	$2,356
U.S. Agency — discount notes	854	—	—	854
Commercial paper	2,134	—	1	2,133
Corporate debentures — bonds	6,313	—	22	6,291
Certificates of deposit	3,571	7	5	3,573
Bank notes	599	—	—	599

Total investments, available-for-sale	$15,841	$7	$42	$15,806

     The amortized cost and estimated fair value of the available-for-sale securities by contractual maturity at March 31, 2006 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$15,841	$15,806

	$15,841	$15,806

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
     Property and equipment consists of the following (in thousands):

	As of	As of
	March 31, 2006	December 31, 2005
Property and equipment	$34,666	$32,453
Less: accumulated depreciation and amortization	23,578	22,427

	$11,088	$10,026

Rental Costs Incurred during a Construction Period
     Effective January 1, 2006, the Company adopted FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset. Since there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense on a straight-line basis. The adoption of FSP FAS 13-1 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method (with the Black-Scholes fair value model), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Under the modified prospective method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123R. In addition, stock options granted to certain members of the Board of Directors (“Board”) as payment for services rendered as board members (“Board Services”) recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units to certain employees are also included in stock-based compensation for the three months ended March 31, 2006. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.
     In accordance with SFAS No. 123R, the Company capitalizes the portion of stock-based compensation expense attributed to research and development personnel whose labor costs are being capitalized pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) for the three months ended March 31, 2005. Except for options granted to certain members of the Board for Board Services, all options granted under the Plan (discussed in Note 3) and Prior Plan (discussed in Note 3) had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the three months ended March 31, 2005, stock-based compensation is related to options granted to certain members of the Board for Board Services recorded in accordance with APB No. 25.

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
     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the three months
	ended March 31,
	2006	2005
Basic weighted average shares outstanding	23,709	22,565
Effect of dilutive equity instruments	—	2,866

Dilutive weighted average shares outstanding	23,709	25,431

Other common stock equivalents (i.e., stock options, restricted stock awards, stock units and warrants) outstanding which are not included in the calculation of diluted income (loss) per share because their impact is antidilutive	5,616	3,164

Comprehensive Income (Loss)
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the Company’s consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive income (loss), as presented on the accompanying unaudited condensed consolidated balance sheets, consists entirely of unrealized gains on available-for-sale securities.
     Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$(1,139)	$200
Other comprehensive loss:
Unrealized loss on investments in marketable securities available-for-sale	(4)	(26)

Comprehensive income (loss)	$(1,143)	$174

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
3. STOCK-BASED COMPENSATION
Summary of Plans
     The Company’s 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, and together with stock options, the “Awards”). The Plan was approved by the Company’s stockholders at the annual meeting of stockholders on May 17, 2005. Prior to that date, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”). Effective May 17, 2005, no additional options may be granted under the Prior Plan. However, options previously granted under the Prior Plan remain outstanding to the extent they have not been exercised and have not expired. The total number of shares authorized under the Plan and the Prior Plan is 9,000,000. As of March 31, 2006, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,051,202 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest immediately on the grant date. However, options granted to non-employee directors under the Plan first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors and (iii) the effective date of a change in control of the Company.
Fair Value
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123R which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified perspective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under the modified prospective method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, options granted to certain members of the Board of Directors as payment for services rendered as board members (“Board Services”) recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the three months ended March 31, 2006. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award.
     The following table sets forth the stock-based compensation expense resulting from share-based arrangements that is recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Cost of recurring revenues	$120	$—
Cost of services revenues	303	—
Cost of license revenues	3	—
Sales and marketing	729	—
Research and development	190	—
General and administrative	271	34

Total	$1,616	$34

     Included in capitalized software on the Company’s unaudited condensed consolidated balance sheet at March 31, 2006 was $13 thousand in stock-based compensation incurred in the development of UltiPro Canada during the first quarter of 2006. This amount would have otherwise been charged to research and development expense for the three months ended March 31, 2006.
     Net cash proceeds from the exercise of stock options and warrants were $2.3 million and $1.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2006 and March 31, 2005.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in APB No. 25, and made the pro forma disclosures required by SFAS No. 148 for the three months ended March 31, 2005. Except for options granted to certain members of the Board for Board Services, all options granted under the Plan and Prior Plan had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the three months ended March 31, 2005, stock-based compensation is related to options granted to certain members of the Board for Board Services recorded in accordance with APB No. 25.

     The following table illustrates the effect on net loss after tax and net loss per share of Common Stock as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended March 31, 2005 (in thousands, except per share amounts):

For the Three
Months Ended
March 31, 2005
Net income:
As reported	$200
Add: Stock-based compensation expense, as reported	—
Deduct: Stock-based compensation expense, pro forma	(768)

Net loss, pro forma	$(568)

Net income (loss) per share, basic and diluted:
As reported	$0.01
Stock-based compensation expense, pro forma	(0.03)

Net loss per share, basic and diluted, pro forma	$(0.02)

     The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2006 and March 31, 2005 (dollars in thousands):

	For the Three Months Ended
	March 31,
	2006	2005
Expected term (in years)	4.5	4
Volatility	40%	43%
Interest rate	4.75%	4%
Dividend yield	—	—
Forfeiture rate (1)	5.40%	—
Weighted average fair value at grant date	$8.68	$5.30

(1)	The application of an estimated forfeiture rate was not applicable under SFAS No. 123 as the true-up of the pro forma compensation expense was applied based upon actual forfeitures of options.
     The Company’s computation of the expected volatility for the three months ended March 31, 2006 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. The forfeiture rate is based on historical data.

Restricted Stock Awards
     Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards to certain officers and employees (“Restricted Stock Awards”). The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer. During the three months ended March 31, 2006, the Company granted Restricted Stock Awards for 105,000 shares of Common Stock of which none has been forfeited as of March 31, 2006. During the three months ended March 31, 2005, no Restricted Stock Awards were granted. Compensation expense for Restricted Stock Awards is measured based on the closing market price of the Company’s Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period. Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto. Each Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with the Company or any subsidiary on each such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the Executive Officers death or disability or the termination of his employment by the Company without cause. Included in the Company’s financial results for the three months ended March 31, 2006 was $0.3 million of compensation expense for the Restricted Stock Awards. There was no such expense for the three months ended March 31, 2005.
Stock Unit Awards
     The Company may, at its discretion, make awards of stock units under the Plan (“Stock Unit Awards”) to certain officers and employees. A Stock Unit Award is a grant of a number of hypothetical share units with respect to shares of Common Stock that are subject to vesting and transfer restrictions and conditions under a stock unit award agreement. The value of each unit is equal to the fair market value of one share of Common Stock on any applicable date of determination. The payment with respect to each unit under a Stock Unit Award may be made, at the discretion of the compensation committee of the Board of Directors, in cash or shares of Common Stock or in a combination of both. The grantee of a Stock Unit Award does not have any rights as a stockholder with respect to the shares subject to a Stock Unit Award until such time as shares of Common Stock are delivered to the grantee pursuant to the terms of the related stock unit award agreement.
     As provided for in the Plan, the Chief Executive Officer and the Chief Operating Officer (collectively, the “Executive Officers”) deferred receipt of one-half of their cash performance awards under the Plan for 2005 in exchange for the grant of Stock Unit Awards under the Plan (the “Elected Deferral”). Upon this election, the Company provided a matching contribution equal to one-half of the amount deferred (the “Company Match”). The number of stock units subject to such Stock Unit Award is determined by dividing the total amount deferred (including the Company Match) by the fair market value of a share of the Company’s Common Stock on the date of payment of the non-deferred portion of the cash performance awards. The Stock Unit Awards resulting from the Elected Deferral were granted on a fully vested basis, with a deferred payment date of four years after the grant date. The Stock Unit Award resulting from the Company Match vests on the fourth anniversary of the date of grant, subject to the Executive Officer’s continued employment with the Company, or any subsidiary, on such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the Executive Officer’s death or disability or the termination of his employment by the Company without cause. During the three months ended March 31, 2006, the Company granted 28,518 stock units to the Executive Officers, of which none has been forfeited as of March 31, 2006. During the three months ended March 31, 2005, no Stock Unit Awards were granted. Included in the Company’s financial results for the three months ended March 31, 2006 was $11 thousand of compensation expense from Stock Unit Awards. There was no such expense for the three months ended March 31, 2005.

Stock Option and Restricted Stock Activity
     The following table summarizes stock option activity for the three months ended March 31, 2006 as follows (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2005	5,490	$7.77	—	—
Granted	381	21.51	—	—
Exercised	(369)	6.06	—	—
Forfeited or expired	(4)	15.25	—	—

Outstanding at March 31, 2006	5,498	$8.83	5.52	$93,545

Exercisable at March 31, 2006	4,454	$7.21	4.70	$83,020

     The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of the aggregate intrinsic value changes, based on the fair market value of the Company’s Common Stock. Total intrinsic value of options exercised was $5.9 million for the three months ended March 31, 2006. Total fair value of options vested during the three months ended March 31, 206 is $1.6 million.
     As of March 31, 2006, $5.1 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2.0 years.
     The following table summarizes restricted stock activity for the three months ended March 31, 2006 as follows (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding at December 31, 2005	169	$16.86
Granted	134	21.60
Vested	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2006	303	$18.68

     As of March 31, 2006, $4.8 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards and stock units is expected to be recognized over a weighted average period of 3.6 years.

4. RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”). APB 20 required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. The FASB identified the reason for the issuance of SFAS No. 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (“IASB”). SFAS No. 154 is effective for the Company’s fiscal year ending December 31, 2006. The adoption of this statement did not have an impact on its unaudited condensed consolidated financial statements.

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
Executive Summary
     Ultimate Software’s UltiPro Workforce Management Software (“UltiPro”) is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from compensating and managing benefits to recruiting and hiring to terminating, whether the customers’ processes are centralized at headquarters or distributed across multiple divisions or branch offices. The Company’s main sources of revenues include sales from the Intersourcing Offering (defined below), sales of perpetual software licenses for UltiPro (and the related annual maintenance) and sales of services (mostly implementation) related to both Intersourcing and license sales.
     The Company’s primary business strategy was originally centered on sales of perpetual software licenses of UltiPro. In an effort to reduce the volatility and unpredictable nature of a business strategy predominantly focused on license sales, the Company introduced Intersourcing as an additional revenue source during 2002.
     In 2002, Ultimate Software began offering hosting services, branded “Intersourcing” by the Company, whereby Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a data center located in Miami, Florida and managed by International Business Machines (“IBM”). In August 2005, the Company opened a second data center in Atlanta, Georgia, also managed by IBM. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.
     After the introduction of Intersourcing in mid-2002, the sales mix gradually began to shift towards Intersourcing, especially during 2003 and continuing through March 31, 2006. Management believes the shift in sales mix helps to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams. Intersourcing sales typically include a one-time upfront fee, priced on a per-employee basis, and ongoing monthly fees, priced on a per-employee-per-month (“PEPM”) basis. To the extent there are upfront fees associated with the Intersourcing sale, subscription revenues are recognized ratably over the term of the related contract beginning when the related customer processes its first live payroll (or goes “Live”). Ongoing monthly PEPM fees are recognized as recurring subscription revenues each month commencing when the related customer goes Live.
     The sales mix composition for the quarter ended March 31, 2006 favored Intersourcing with approximately 85% Intersourcing units and 15% license units as compared to approximately 60% Intersourcing units and 40% license units for the quarter ended March 31, 2005 and approximately 70% Intersourcing units and 30% license units for the quarter ended December 31, 2005. While the Company expects the sales mix in the future to generally favor Intersourcing unit sales (consistent with recent experience), the composition can vary from management’s expectations from quarter to quarter.

     In connection with the Company’s business strategy, which has a significant focus on Intersourcing sales, a financial metric used by the Company in measuring future financial performance is new annual recurring revenues. New annual recurring revenues (“ARR”) represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new business service providers (“BSPs”), as well as recurring revenues from new sales by existing BSPs; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during the first quarter of 2006 were $5.8 million as compared to $3.0 million for the first quarter of 2005. The main contributor to the increase in ARR from the first quarter of 2005 to the first quarter of 2006 was new Intersourcing sales from the Company’s hosted model (including prorated one-time fees).
     In addition to Intersourcing, another major component of recurring revenues is subscription revenues generated from the Company’s BSP channel. The BSP contributing the most revenues from the BSP channel during each of the three months ended March 31, 2006 and 2005 was Ceridian Corporation (“Ceridian”) under the Original Ceridian Agreement (defined below). See also “Overview—Original Ceridian Agreement.”
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
Revenue Recognition
     Sources of revenue for the Company include:
•	Sales of the right to use UltiPro through “Intersourcing” (the “Intersourcing Offering”), which includes Hosting Services;

•	Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (“Hosting Services”);

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro (“Base Hosting”);

•	Sales of perpetual licenses for UltiPro;

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from PEPM fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, amortization of Intersourcing or Hosting Services’ one-time fees, and revenues generated from the Original Ceridian Agreement; and

•	Sales of services including implementation, training (also known as knowledge management) and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to BSPs.

Sales Generated from the Intersourcing Offering
     Subscription revenues generated from the Intersourcing Offering are recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” as a services arrangement since the customer is purchasing the right to use UltiPro rather than licensing the software on a perpetual basis. Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by EITF No. 00-21.
     The elements that typically exist in Intersourcing arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of UltiPro). The pricing for hosting services, the right to use UltiPro and maintenance of UltiPro is bundled (the “Bundled Elements”). Since these three Bundled Elements are components of recurring revenues in the unaudited condensed consolidated statements of operations, allocation of fair values to each of the three elements is not necessary and they are not reported separately. Fair value for the Bundled Elements, as a whole, is based upon evidence provided by the Company’s pricing for Intersourcing arrangements sold separately. The Bundled Elements are provided on an ongoing basis and represent undelivered elements under EITF No. 00-21; they are recognized on a monthly basis as the services are performed, once the customer processes its first live payroll (i.e., goes “Live”).
     Implementation and training services (the “Professional Services”) provided for Intersourcing arrangements are typically priced on a time and materials basis and are recognized as services revenue in the unaudited condensed consolidated statements of operations as the services are performed. Under EITF 00-21, fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis. Fair value for Professional Services is based on the respective Implementation Valuation and Training Valuation. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.
     The Company believes that applying EITF 00-21 to Intersourcing arrangements as opposed to applying SOP 97-2 is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.
Sales of Base Hosting Services
     Subscription revenues generated from Base Hosting are recognized in accordance with EITF No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing hosting services subsequently in a separate transaction whereas, with Intersourcing, the customer is purchasing the right to use (not license) UltiPro. Implementation services provided for Base Hosting arrangements are substantially less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based on the Hosting Valuation. The fair value for implementation services is based on the Implementation Valuation in accordance with guidelines provided by SOP 97-2.

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
     The Company licenses software under non-cancelable license agreements and provides services including maintenance, implementation consulting and training services. In accordance with the provisions of SOP 97-2, license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the unaudited condensed consolidated statements of operations until all such criteria are met.
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
     The Residual Method (as defined below) is used to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers. Undelivered elements in a license arrangement typically include maintenance, implementation and training services (the “Standard Undelivered Elements”). The fair value for maintenance fees is based on the price of the services sold separately, which is determined by the annual renewal rate historically and consistently charged to customers (the “Maintenance Valuation”). Maintenance fees are generally priced as a percentage of the related license fee. The fair value for implementation services is based on standard pricing (i.e., rate per hour charged to customers for implementation services), for stand-alone sales of implementation services (the “Implementation Valuation”). The fair value for training services is based on standard pricing (i.e., rate per training day charged to customers for class attendance), taking into consideration stand-alone sales of training services through year-end seminars and historically consistent pricing for such services (the “Training Valuation”). Under the residual method (the “Residual Method”), the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee attributable to the delivered element, the license fee, is recognized as license revenue. If VSOE for one or more undelivered elements does not exist, the revenue is deferred on the entire arrangement until the earlier of the point at which (i) such VSOE does exist or (ii) all elements of the arrangement have been delivered.
     Perpetual licenses of UltiPro sold without Hosting Services typically include a license fee and the Standard Undelivered Elements. Fair value for the Standard Undelivered Elements is based on the Maintenance Valuation, the Implementation Valuation and the Training Valuation. The delivered element of the arrangement, the license fee, is accounted for in accordance with the Residual Method.
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
     To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services. In the cases of Intersourcing and Base Hosting sales, amortization of the upfront fees commences when the customer processes its first Live payroll, which typically occurs four to six months after the sale, and extends until the end of the initial contract period. In the case of BSP channel sales, amortization of the upfront fee typically commences when the contract is signed, which is when the BSP’s rights under the agreement begin, continuing until the initial contract term ends. Ongoing PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered, typically on a monthly basis.
     Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which extends until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $30.1 million received to date. The Company recognizes the same amount of recurring subscription revenue from the Original Ceridian Agreement on a fiscal reporting basis, which totaled $1.9 million for each of the three months ended March 31, 2006 and 2005. The Company will continue to recognize $642,000 per month (or $7.7 million per annum) as recurring subscription revenue until March 9, 2008 when the Original Ceridian Agreement terminates.
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
Services, including Implementation and Training Services
     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including services provided to BSPs, the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for implementation consulting and training services are recognized as services are performed to the extent the pricing for such services is on a time and materials basis and the payment terms are within the Company’s ordinary and customary payment cycle. In the event payments for services are outside the ordinary and customary period for the Company, the related revenues are recognized as payments come due based on their relative fair values. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement.
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

Deferred Taxes
     The Company provides a valuation allowance for that portion of deferred tax assets which is not likely to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. Any reversal of the deferred tax valuation allowance is made when the Company believes that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of the deferred tax assets and related valuation allowance is based on taxable income expected to be earned over future periods which will include the utilization of previously accumulated net operating tax losses. Each quarter, the Company will continue to evaluate the amount, if any, of additional reduction or increase of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to the Company’s recent financial results as well as projected earnings over future periods. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred tax valuation allowance, in the event the Company is able to determine that it would be able to realize the deferred tax assets in the future, a reduction in the deferred tax asset valuation allowance would increase income in the period the determination was made.
Overview
     Ultimate Software designs, markets, implements and supports payroll and workforce management solutions.
     Ultimate Software’s UltiPro Workforce Management Software (“UltiPro”) is a Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from compensating and managing benefits to recruiting and hiring to terminating, whether the customers’ processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s human resources (“HR”) and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a self-service Web portal for executives, managers, administrators, and employees to review and update work-related and personal information. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities efficiently.
     UltiPro is marketed both through the Company’s direct sales team as well as through alliances with business service providers (“BSPs”) that market co-branded UltiPro to their customer bases. Ultimate Software’s direct sales team focuses primarily on companies with more than 500 employees and sells both a license model (typically in-house) and a service model (typically hosted and priced on a PEPM basis). The Company’s BSP alliances focus primarily on companies with under 500 employees and, since 2004, very large companies, generally those with over 10,000 employees, as well. The Company’s BSP alliances typically sell an Internet solution, which includes UltiPro, priced on a monthly/service basis. When the BSP sells its Internet solution, incorporating UltiPro in the offering, the BSP is obligated to remit a fee to the Company, typically measured on a PEPM basis and, in some cases, subject to a guaranteed monthly minimum amount.
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
Intersourcing Offering
     In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a data center located in Miami, Florida, which is managed by IBM. In August 2005, the Company opened a second data center, which is located in Atlanta, Georgia and is also managed by IBM. Different types of hosting arrangements include the sale of Hosting Services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of Hosting Services to customers that license UltiPro on a perpetual basis. Hosting Services, typically available in a shared environment, provide Web access to comprehensive workforce management functionality for organizations that need to simplify the IT support requirements of their business applications and are priced on a PEPM basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data centers.
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
     Under the agreement, Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the Agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $30.1 million under the Original Ceridian Agreement.
     Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement will terminate on March 9, 2008 (unless terminated earlier for an uncured material breach).
     During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian continues to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. Therefore, the minimum monthly fee payable to Ultimate Software from Ceridian in 2006 is $525,000.

     Ultimate Software will continue to recognize a minimum of $642,000 per month, or $7.7 million per year, in recurring subscription revenues from the Original Ceridian Agreement until its termination on March 9, 2008.
Items Affecting Comparability between Periods
     Prior to January 1, 2006, the Company accounted for share-based plans under the recognition and measurement requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, stock-based compensation expense was recognized only for grants of restricted stock awards, stock units and stock options which were granted at exercise prices less than the fair market value of the underlying Common Stock on the grant date. Prior to and during the three months ended March 31, 2005, there were no grants of restricted stock awards and stock units and the only grants of stock options that had exercise prices less than the fair market value of the Common Stock on the grant date were those granted to certain members of the Board of Directors for Board Services and fully vested on the grant date. Therefore, stock-based compensation expense for the three months ended March 31, 2005 is related solely to the options granted to certain members of the Board for Board Services, recorded in accordance with APB No. 25.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated.
     The following table sets forth the stock-based compensation expense resulting from share-based arrangements that is recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Cost of recurring revenues	$120	$—
Cost of services revenues	303	—
Cost of license revenues	3	—
Sales and marketing	729	—
Research and development	190	—
General and administrative	271	34

Total	$1,616	$34

     As of March 31, 2006, $5.1 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.3 years. As of March 31, 2006, $4.8 million of total unrecognized compensation costs related to non-vested restricted stock awards and stock units is expected to be recognized over a weighted average period of 3.9 years.

     Included in capitalized software on the Company’s unaudited condensed consolidated balance sheet at March 31, 2006 was $13 thousand in stock-based compensation incurred in the development of UltiPro Canada during the first quarter of 2006. This amount would otherwise have been charged to research and development expense for the three months ended March 31, 2006.
Results of Operations
     The following table sets forth the statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months
	Ended March 31,
	2006	2005
Revenues:
Recurring	58.6%	57.5%
Services	33.4	30.7
License	8.0	11.8

Total revenues	100.0	100.0

Cost of revenues:
Recurring	16.7	15.2
Services	28.3	25.0
License	1.0	0.6

Total cost of revenues	46.0	40.8

Operating expenses:
Sales and marketing	28.2	25.8
Research and development	21.8	23.8
General and administrative	9.9	9.0

Total operating expenses	59.9	58.6

Operating income (loss)	(5.9)	0.6
Interest expense	(0.2)	(0.3)
Interest and other income	1.4	0.7

Net income (loss)	(4.7)%	1.0%

Revenues
     The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).
     Recurring revenues include annual maintenance on software license agreements for the Company’s products and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. Per-employee-per-month (“PEPM”) fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues as the services are delivered. All of the Company’s customers that purchased software during the three months ended March 31, 2006 and 2005 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

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
     Total revenues, consisting of recurring, services and license revenues, increased 22.4% to $24.7 million for the three months ended March 31, 2006 from $20.1 million for the three months ended March 31, 2005.
     Recurring revenues increased 24.6% to $14.4 million for the three months ended March 31, 2006 from $11.6 million for the three months ended March 31, 2005. The $2.8 million increase in recurring revenues for the three months ended March 31, 2006 was due to increases in Intersourcing revenues and, to a lesser extent, maintenance revenues. Intersourcing revenues increased due to incremental recurring revenues generated from additional Intersourcing unit sales which went “live” (i.e., when the underlying customer processes its first live payroll for its employees) since March 31, 2005. Recognition of recurring revenues for Intersourcing unit sales commences upon “live” date. Maintenance revenues increased due to additional maintenance fees resulting from cumulative increases in the customer base subsequent to March 31, 2005. Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months.
     Services revenues increased 33.2% to $8.2 million for the three months ended March 31, 2006 from $6.2 million for the three months ended March 31, 2005. The $2.0 million increase in services revenue for the three months ended March 31, 2006 was primarily due to an increase in implementation revenues. Additional license and Intersourcing units sold in late 2005 and early 2006 provided more billable hours for product implementations.
     License revenues decreased 16.7% to $2.0 million for the three months ended March 31, 2006 from $2.4 million for the three months ended March 31, 2005. The decrease for the three month period ended March 31, 2006 was due to a decrease in the number of license units sold. During the three months ended March 31, 2006, the unit sales mix shifted in favor of Intersourcing unit sales with 85% of total unit sales attributed to Intersourcing in the first quarter of 2006 as compared to 60% in the first quarter of 2005.
Cost of Revenues
     Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including, to a lesser extent, amortization of certain capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and costs to provide services to BSP’s and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain reimbursable out-of-pocket expenses. Cost of license revenues primarily consists of fees payable to third-parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report-writing purposes, and, to a lesser extent, certain product initiatives, such as employee recruitment. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party software.
     Total cost of revenues (including $0.4 million in stock-based compensation related to the implementation of SFAS No. 123R in the first quarter of 2006) increased 37.8% to $11.3 million for the three months ended March 31, 2006 from $8.2 million for the three months ended March 31, 2005.
     Cost of recurring revenues increased 34.0% to $4.1 million for the three months ended March 31, 2006 from $3.1 million for the three months ended March 31, 2005. The $1.0 million increase in cost of recurring revenues for the three months ended March 31, 2006 (which included stock-based compensation of $0.1 million from implementing SFAS 123R) was primarily due to the increase in costs related to the Intersourcing Offering principally resulting from the growth in operations and increased sales, including increased labor costs and higher operating costs such as depreciation and amortization of related computer equipment supporting the operations and costs associated with the operations of the Company’s two data centers, including the impact of opening the second data center in August 2005.
     Cost of services revenues increased 38.3% to $7.0 million for the three months ended March 31, 2006 from $5.0 million for the three months ended March 31, 2005. The $2.0 million increase in cost of services revenues for the three month period ended March 31, 2006 (which included stock-based compensation of $0.3 million from implementing SFAS 123R) was primarily due to an increase in costs of implementation, which was predominantly related to an increase in labor costs resulting from additional billable consultants hired to support the growth in the number of units sold and, to a lesser extent, the use of third-party consultants.
     Cost of license revenues increased 108.1% to $256,000 for the three months ended March 31, 2006 from $123,000 for the three months ended March 31, 2005. The increase in cost of license revenues for the three months ended March 31, 2006 was principally due to higher royalties paid to third-party vendors for products sold in conjunction with UltiPro, including new UltiPro product initiatives such as time and attendance.
Sales and Marketing
     Sales and marketing expenses consist primarily of personnel costs, including sales commissions, as well as travel and promotional expenses, facility and communication costs for direct sales offices and advertising and marketing costs. Sales and marketing expenses increased 33.8% to $6.9 million for the three months ended March 31, 2006 from $5.2 million for the three months ended March 31, 2005. The $1.7 million increase in the three-month period ended March 31, 2006 was principally due to an increase of $0.7 million in stock-based compensation expense related to the implementation of SFAS No. 123R in the first quarter of 2006, an increase in labor costs partly attributable to hiring additional personnel for the sales organization, as well as an increase in sales commissions associated with higher Intersourcing revenues. Sales commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on “live” date, which corresponds to Intersourcing revenue recognition.

Research and Development
     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 11.9%, or $0.6 million, to $5.4 million for the three months ended March 31, 2006 from $4.8 million for the three months ended March 31, 2005. Excluding the impact of capitalized costs associated with UltiPro Canada which totaled $0.3 million for the first quarter of 2006, research and development expenses increased $0.9 million in 2006 principally due to higher labor costs, including the impact of staffing needs related to the ongoing development of UltiPro Canada, as well as annual merit increases and, to a lesser extent, $0.2 million of stock-based compensation expense related to the implementation of SFAS No. 123R in the first quarter of 2006.
General and Administrative
     General and administrative expenses consist primarily of labor costs for executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses for the three months ended March 31, 2006 increased 35.1% to $2.4 million from $1.8 million for the same period in the prior year. The $0.6 million increase in general and administrative expenses for the three month period ended March 31, 2006 was primarily due to higher labor costs (including annual merit increases), $0.3 million of stock-based compensation expense related to the implementation of SFAS No. 123R in the first quarter of 2006 and an increase in the provision for doubtful accounts of $0.1 million, partially offset by lower external professional fees.
Interest Expense
     Interest expense for the three months ended March 31, 2006 decreased 27.3% to $40 thousand from $55 thousand for the three months ended March 31, 2005. The decrease was primarily due to net borrowings made during the first half of 2005 under the Equipment Loan of the Credit Facility not recurring in the first three months of 2006, offset partially by an increase in equipment financed under capital lease obligations.
Interest and Other Income
     Interest and other income increased 154.9% to $339 thousand for the three months ended March 31, 2006 from $133 thousand for the three months ended March 31, 2005. The increases in interest and other income for the three month period ended March 31, 2006 was due primarily to interest income on increased cash and cash equivalents available for investment, excluding investments in marketable securities available for sale. See Note 2 to the unaudited condensed consolidated financial statements included herein for further discussion on investments in marketable securities available for sale.
Income Taxes
     No provision or benefit for federal, state or foreign income taxes was made for the three months ended March 31, 2006 or 2005 due to the operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2005 which expire at various times through the year 2025 are available to offset future taxable income were $67.0 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources
     The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.
     As of March 31, 2006, the Company had $34.5 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $1.7 million since December 31, 2005. This increase is due to cash generated from operations of $3.2 million and cash proceeds from employee stock option exercises of $2.3 million, partially offset by repurchases of Common Stock of $1.0 million and an increase in capital expenditures, including $1.8 million for cash purchases of property and equipment, as well as principal payments on financed equipment of $0.5 million.
     Net cash provided by operating activities was $3.2 million for the three months ended March 31, 2006 as compared to $0.2 million for the three months ended March 31, 2005. The $3.0 million increase in net cash provided by operating activities was primarily due to the decrease in accounts receivable of $2.3 million principally related to collections and an increase in deferred revenues of $1.8 million principally related to sales of Intersourcing units, partially offset by payments of commissions and bonuses that were accrued at December 31, 2005. Such accruals tend to be highest at the end of each fiscal year.
     Net cash used in investing activities was $3.0 million for the three months ended March 31, 2006 as compared to $2.0 million for the three months ended March 31, 2005. The $1.0 million increase in net cash used in investing activities was primarily due to an increase in purchases of property and equipment of $1.4 million and an increase in capitalized software of $0.3 million, partially offset by the decrease in net purchases of marketable securities of $0.7 million.
     Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2006 as compared to $1.0 million for the three months ended March 31, 2005. The $0.2 million decrease in net cash provided by financing activities was primarily related to Company repurchases of Common Stock of $1.0 million and increased payments of $0.2 million on capital lease obligations and the Credit Facility, as defined below (for previous financed equipment purchases), partially offset by an increase in net proceeds from exercises of employee stock options and warrants of $1.0 million.
     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of March 31, 2006 and 2005, were 53 days and 51 days, respectively. The increase in DSO’s as of March 31, 2006 was related to the increase in accounts receivable principally from incremental revenues generated.
     Deferred revenues were $34.0 million at March 31, 2006 as compared to $33.0 million at December 31, 2005. The increase of $1.0 million in deferred revenues for 2006 was primarily due to increased sales from Intersourcing operations (which originate deferred revenues upon contract execution for the upfront fees and initial PEPM fees), partially offset by a decrease in deferred maintenance (from revenue recognized in excess of additional deferred maintenance arising from new license sales or annual maintenance renewals with existing clients) and, to a lesser extent, the net reduction in deferred revenue from the Original Ceridian Agreement resulting from the quarterly amortization of Ceridian recurring revenue of $1.9 million, partially offset by cash payments received from Ceridian of $1.6 million.
     In June 2005, the Company entered into a new credit facility with Silicon Valley Bank (the “Bank”), which was effective as of May 27, 2005 for the Revolver, defined below, and as of June 13, 2005 for the Equipment Loan, as defined below (the “Credit Facility”). The Credit Facility is comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). As of

March 31, 2006, $4.0 million was available for borrowing under the Credit Facility, with $1.0 million outstanding under the Equipment Loan.
     The Revolver expires on May 26, 2006 and provides for advances of up to an aggregate of $2.5 million, subject to limitations related to the amount of the Company’s cash and investments held at or through the Bank (the “Investments”). To the extent Investments are less than $12 million, the amount of advances under the Revolver are limited to 75% of the Company’s eligible accounts receivable, not to exceed an aggregate of $2.5 million. To the extent Investments are more than $12 million, there are no limitations with respect to eligible accounts receivable for drawing advances under the Revolver, which advances may not exceed $2.5 million. The Revolver bears interest, payable monthly, at a rate equal to the Prime Rate per annum. The Company intends to negotiate the potential renewal of the Credit Facility (the “Renewal Credit Facility”) but there can be no assurance that the Renewal Credit Facility will be obtained or as to the terms of the Renewal Credit Facility.
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
     Borrowings under the Credit Facility are secured by all of the Company’s corporate assets, including a negative pledge on intellectual property, and the Company is required to comply with certain financial and other covenants. Under the terms of the Credit Facility, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. The material financial covenants require that the Company maintain, on a monthly basis, a minimum quick ratio (representing the ratio of quick assets (or cash and accounts receivable) plus total marketable securities to current liabilities, plus all indebtedness to the Bank and excluding deferred revenue) of 1.75 to 1.0 and certain quarterly revenue levels as of the end of each quarter, as provided in the Credit Facility. As of March 31, 2006, the Company was in compliance with all covenants included in the terms of the Credit Facility.
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
     For purposes of mitigating the expected dilution created by stock-based compensation, during the fourth quarter of 2005, the Company’s Board of Directors authorized the Company to resume repurchasing its Common Stock under the Stock Repurchase Program, commencing in 2006. The Company did not repurchase any shares of its Common Stock under the Stock Repurchase Plan in 2003, 2004 or 2005. An aggregate of 742,353 shares of common stock remain authorized for repurchase under the Stock Repurchase Plan. The extent and timing of these repurchase transactions will depend on market conditions and other business considerations.

     There were 43,800 shares of the Company’s Common Stock repurchased during the three months ended March 31, 2006 but no repurchases during the three months ended March 31, 2005. As of March 31, 2006, the Company had purchased 301,447 shares of the Company’s Common Stock under the Stock Repurchase Plan. The details of Common Stock repurchases for the three months ended March 31, 2006 were as follows:

			Total Number of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
January 1 — 31, 2006	—	—	—	742,353
February 1 — 28, 2006	—	—	—	742,353
March 1 — 31, 2006	43,800	22.84	301,447	698,553

Total	43,800	$22.84	301,447	698,553

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
Forward-Looking Statements
     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2005, including Exhibit 99.1 thereto, filed with the SEC on March 15, 2006. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments include obligations of U.S. government agencies and corporate debt securities. Corporate debt securities include commercial paper which must carry minimum short-term ratings of P-1 by Moody’s and A-1 by Standard & Poors. Other corporate debt obligations must carry a minimum rating of A-2 by Moody’s or A by Standard & Poor’s. Asset-backed securities must carry a minimum AAA rating by Moody’s and Standard & Poor’s with a maximum average life of two years at the time of purchase.
     Interest on the Credit Facility, which expires on May 26, 2006, is based on Prime Rate per annum. The Company was charged a weighted average interest rate of 6.5% per annum during the first quarter of 2006 under the Credit Facility. As of March 31, 2006, $4.0 million was available for borrowing under the Credit Facility with $1.0 million outstanding under the Equipment Loan.
     As of March 31, 2006, total investments in available-for-sale marketable securities were $15.8 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.
     Interest rate risk. As of March 31, 2006, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 4.4% per annum). In addition, the Credit Facility is a variable rate borrowing facility.
     To illustrate the potential impact of changes in interest rates, the Company has performed the following analysis based on its March 31, 2006 unaudited condensed consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair market value of the Company’s total portfolio of approximately $72 thousand over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair market value of the Company’s total portfolio of approximately $72 thousand over the next 12 months.
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
ITEM 6. Exhibits

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

The Ultimate Software Group, Inc.
Date: May 10, 2006	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)