Form 10-Q
period 2006-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2006-08-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 20, 2006, there were 24,184,182 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY

Item 1 — Financial Statements
PART 1 — FINANCIAL INFORMATION
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$19,834	$17,731
Accounts receivable, net of allowance for doubtful accounts of $500 for 2006 and 2005, respectively	19,043	18,126
Short-term investments in marketable securities	16,825	14,422
Prepaid expenses and other current assets	6,356	5,526

Total current assets	62,058	55,805

Property and equipment, net	11,363	10,026
Capitalized software, net	1,030	238
Long-term investments in marketable securities	—	613
Other assets, net	4,283	2,899

Total assets	$78,734	$69,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,439	$2,613
Accrued expenses	7,151	6,832
Current portion of deferred revenue	31,315	29,385
Current portion of capital lease obligations	1,271	1,393
Current portion of long-term debt	506	338

Total current liabilities	42,682	40,561

Deferred revenue, net of current portion	4,941	3,646
Capital lease obligations, net of current portion	966	966
Long-term debt, net of current portion	445	862
Other long-term liabilities	795	—

Total liabilities	49,829	46,035

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 24,605,819 and 23,786,097 shares issued in 2006 and 2005, respectively	246	238
Additional paid-in capital	118,338	110,245
Accumulated other comprehensive loss	(40)	(31)
Accumulated deficit	(84,820)	(85,852)

	33,724	24,600
Treasury stock, 421,637 and 257,647 shares, at cost, for 2006 and 2005, respectively	(4,819)	(1,054)

Total stockholders’ equity	28,905	23,546

Total liabilities and stockholders’ equity	$78,734	$69,581

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Recurring	$15,531	$12,141	$29,969	$23,729
Services	8,335	6,389	16,562	12,565
License	4,472	2,778	6,458	5,162

Total revenues	28,338	21,308	52,989	41,456

Cost of revenues:
Recurring	4,325	3,367	8,437	6,436
Services	6,404	4,786	13,369	9,820
License	391	176	647	299

Total cost of revenues	11,120	8,329	22,453	16,555

Gross Profit	17,218	12,979	30,536	24,901

Operating expenses:
Sales and marketing	7,548	5,267	14,490	10,457
Research and development	5,273	5,184	10,646	9,986
General and administrative	2,556	1,948	4,998	3,756

Total operating expenses	15,377	12,399	30,134	24,199

Operating income	1,841	580	402	702

Interest expense	(60)	(61)	(100)	(116)
Interest and other income	390	170	730	303

Net income	$2,171	$689	$1,032	$889

Net income per share:
Basic	$0.09	$0.03	$0.04	$0.04

Diluted	$0.08	$0.03	$0.04	$0.03

Weighted average shares outstanding:
Basic	24,078	22,952	23,894	22,751

Diluted	27,311	26,023	27,211	25,730

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,032	$889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,403	2,212
Provision for doubtful accounts	440	346
Non-cash stock-based compensation expense	2,713	85
Changes in operating assets and liabilities:
Accounts receivable	(1,357)	(1,227)
Prepaid expenses and other current assets	(830)	(1,868)
Other assets	(1,384)	(277)
Accounts payable	(174)	442
Accrued expenses and other long term liabilities	1,114	(981)
Deferred revenue	3,225	304

Net cash provided by (used in) operating activities	7,182	(75)

Cash flows from investing activities:
Purchases of marketable securities	(11,308)	(6,559)
Maturities of marketable securities	9,509	9,181
Capitalized software	(782)	—
Purchases of property and equipment	(3,002)	(1,588)

Net cash (used in) provided by investing activities	(5,583)	1,034

Cash flows from financing activities:
Repurchase of Common Stock	(3,765)	—
Principal payments on capital lease obligations	(847)	(577)
Net payments on long term debt	(249)	416
Net proceeds from issuances of Common Stock	5,365	3,618

Net cash provided by financing activities	504	3,457

Net increase in cash and cash equivalents	2,103	4,416
Cash and cash equivalents, beginning of period	17,731	14,766

Cash and cash equivalents, end of period	$19,834	$19,182

Supplemental disclosure of cash flow information:
Cash paid for interest	$56	$51

Supplemental disclosure of non-cash financing activities:

- The Company entered into capital lease obligations to acquire new equipment totaling $725 and $1,195 for the six months ended June 30, 2006 and 2005, respectively.
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional	Accumulated				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance, December 31, 2005	23,786	$238	$110,245	$(31)	$(85,852)	258	$(1,054)	$23,546

Net income	—	—	—	—	1,032	—	—	1,032
Unrealized loss on investments in marketable securities available-for-sale	—	—	—	(9)	—	—	—	(9)

Comprehensive income	—	—	—	—	—	—	—	1,023

Repurchase of Common Stock	—	—	—	—	—	164	(3,765)	(3,765)
Issuances of Common Stock from exercises of stock options and warrants	820	8	5,357	—	—	—	—	5,365
Non-cash stock-based compensation	—	—	2,736	—	—	—	—	2,736

Balance, June 30, 2006	24,606	$246	$118,338	$(40)	$(84,820)	422	$(4,819)	$28,905

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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of operating results for the full fiscal years or for any future periods.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Marketable Securities
     The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and FASB Staff Position Financial Accounting Standards No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Included in accumulated other comprehensive income at June 30, 2006 and 2005 are $39,874 and $31,114, respectively, of unrealized losses on trading securities held at each such date.

     The amortized cost and market value of the Company’s investments in marketable securities available-for-sale at June 30, 2006 are shown in the table below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Investments in marketable securities:
U.S. Agency — non callable	$898	$—	$7	$891
U.S. Agency — discount notes	865	—	1	864
Commercial paper.	2,806	—	3	2,803
Corporate debentures — bonds	10,497	—	31	10,466
Certificates of deposit	1,799	4	2	1,801

Total investments, available-for-sale	$16,865	$4	$44	$16,825

     The amortized cost and estimated fair value of the available-for-sale securities by contractual maturity at June 30, 2006 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$16,865	$16,825

	$16,865	$16,825

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
     Property and equipment consists of the following (in thousands):

	As of	As of
	June 30, 2006	December 31, 2005
Property and equipment	$36,163	$32,453
Less: accumulated depreciation and amortization	24,800	22,427

	$11,363	$10,026

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

Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method (with the Black-Scholes fair value model), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Under the modified prospective method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123R. In addition, stock options granted to certain members of the Board of Directors (“Board”) as payment for services rendered as board members (“Board Services”) recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units to certain employees are also included in stock-based compensation for the three and six months ended June 30, 2006. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) for the three and six months ended June 30, 2005. Except for options granted to certain members of the Board for Board Services, all options granted under the Plan and Prior Plan (discussed in Note 3) had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the three and six months ended June 30, 2005, stock-based compensation is related to options granted to certain members of the Board for Board Services and the issuance of restricted stock awards to certain employees recorded in accordance with APB No. 25.
     In accordance with SFAS No. 123R, the Company capitalizes the portion of stock-based compensation expense attributed to research and development personnel whose labor costs are being capitalized pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality. UltiPro Canada is being built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada will provide HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French).The following table summarizes stock-based compensation related to the development of UltiPro Canada (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Stock-based compensation — Statement of operations	$1,097	$51	$2,713	$85
Stock-based compensation — Capitalized software (UltiPro Canada)	10	—	23	—

Stock-based compensation — Statement of stockholders’equity	$1,107	$51	$2,736	$85

Earnings Per Share
     SFAS No. 128, “Earnings Per Share,” requires dual presentation of earnings per share — “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.
     The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	24,078	22,952	23,894	22,751
Effect of dilutive equity instruments	3,233	3,071	3,317	2,979

Dilutive weighted average shares outstanding	27,311	26,023	27,211	25,730

Other common stock equivalents (i.e., stock options, restricted stock awards, stock units and warrants) outstanding which are not included in the calculation of diluted income per share because their impact is antidilutive	402	2,692	311	2,784

Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the Company’s unaudited condensed consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive income, as presented on the accompanying unaudited condensed consolidated balance sheets, consists entirely of unrealized gains on available-for-sale securities.
     Comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Net income	$2,171	$689	$1,032	$889
Other comprehensive income:
Unrealized income (loss) on investments in marketable securities available-for-sale	(5)	10	(9)	(16)

Comprehensive income	$2,166	$699	$1,023	$873

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
3. STOCK-BASED COMPENSATION
Summary of Plans
     The Company’s 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, and together with stock options, the “Awards”). The Plan was approved by the Company’s stockholders at the annual meeting of stockholders on May 17, 2005. Prior to that date, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”). Effective May 17, 2005, no additional options may be granted under the Prior Plan. However, options previously granted under the Prior Plan remain outstanding to the extent they have not been exercised and have not expired. The total number of shares authorized under the Plan and the Prior Plan is 9,000,000. As of June 30, 2006, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,028,257 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest immediately on the grant date. However, options granted to non-employee directors under the Plan first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors or (iii) the effective date of a change in control of the Company.
Fair Value
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under the modified prospective method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, options granted to certain members of the Board of Directors for Board Services recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the three and six months ended June 30, 2006. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award.
     The following table sets forth the stock-based compensation expense resulting from share-based arrangements that is recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Cost of recurring revenues	$80	$—	$200	$—
Cost of service revenues	149	—	448	—
Cost of license revenues	1	—	4	—
Sales and marketing	517	—	1,246	—
Research and development	102	—	296	—
General and administrative	248	$51	519	$85

Total	$1,097	$51	$2,713	$85

     Included in capitalized software on the Company’s unaudited condensed consolidated balance sheet at June 30, 2006 was $23 thousand in stock-based compensation incurred in the development of UltiPro Canada during the first six months of 2006. This amount would have otherwise been charged to research and development expense for the six months ended June 30, 2006.
     Net cash proceeds from the exercise of stock options and warrants were $3.1 million and $5.4 million for the three and six months ended June 30, 2006, respectively, and $2.3 million and $3.6 million for the three and six months ended June 30, 2005, respectively. No income tax benefit was realized from stock option exercises during the three and six months ended June 30, 2006 and June 30, 2005.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in APB No. 25, and made the pro forma disclosures required by SFAS No. 148 for the three and six months ended June 30, 2005. Except for options granted to certain members of the Board for Board Services, all options granted under the Plan and Prior Plan had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the three and six months ended June 30, 2005, stock-based compensation is related to options granted to certain members of the Board for Board Services recorded in accordance with APB No. 25.

     The following table illustrates the effect on net income (loss) after tax and net income (loss) per share of Common Stock as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$689	$889
Deduct: Stock-based compensation expense, pro forma	(732)	(1,500)

Net loss, pro forma	$(43)	$(611)

Net income (loss) per share, basic:
As reported	$0.03	$0.04
Stock-based compensation expense, pro forma	(0.03)	(0.06)

Net loss per share, basic and diluted, pro forma	$—	$(0.02)

Net income (loss) per share, diluted:
As reported	$0.03	$0.03
Stock-based compensation expense, pro forma	(0.03)	(0.06)

Net loss per share, basic and diluted, pro forma	$—	$(0.03)

     The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2006 and June 30, 2005 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Expected term (in years)	4.5	4.0	4.5	4.0
Volatility	40%	43%	40%	43%
Interest rate	4.75%	3.6%	4.75%	3.6%
Dividend yield	—	—	—	—
Forfeiture rate (1)	5.40%	—	5.40%	—
Weighted average fair value at grant date	$11.17	$5.52	$8.89	$5.39

(1)	The application of an estimated forfeiture rate was not applicable under SFAS No. 123 as the true-up of the pro forma compensation expense was applied based upon actual forfeitures of options.
     The Company’s computation of the expected volatility for the three and six months ended June 30, 2006 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. The forfeiture rate is based on historical data.

Restricted Stock Awards
     Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards to certain officers and employees (“Restricted Stock Awards”). The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer. During the three months ended June 30, 2006, there were no grants of Restricted Stock Awards. During the six months ended June 30, 2006, the Company granted Restricted Stock Awards for 105,000 shares of Common Stock of which none has been forfeited as of June 30, 2006. During the three and six months ended June 30, 2005, the Company granted Restricted Stock Awards for 35,000 shares of Common Stock of which none has been forfeited as of June 30, 2006. Compensation expense for Restricted Stock Awards is measured based on the closing market price of the Company’s Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period. Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto. Each Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with the Company or any subsidiary on each such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the Executive Officer’s death or disability or the termination of his employment by the Company without cause. Included in the Company’s financial results for the three and six months ended June 30, 2006 was $0.3 million and $0.6 million, respectively, of compensation expense for the Restricted Stock Awards. There was $17,000 of compensation expense included in the Company’s financial results for the three and six months ended June 30, 2005 for Restricted Stock Awards.
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
     As provided for in the Plan, the Chief Executive Officer and the Chief Operating Officer (collectively, the “Executive Officers”) deferred receipt of one-half of their cash performance awards under the Plan for 2005 in exchange for the grant of Stock Unit Awards under the Plan (the “Elected Deferral”). Upon this election, the Company provided a matching contribution equal to one-half of the amount deferred (the “Company Match”). The number of stock units subject to such Stock Unit Award is determined by dividing the total amount deferred (including the Company Match) by the fair market value of a share of the Company’s Common Stock on the date of payment of the non-deferred portion of the cash performance awards. The Stock Unit Awards resulting from the Elected Deferral were granted on a fully vested basis, with a deferred payment date of four years after the grant date. The Stock Unit Award resulting from the Company Match vests on the fourth anniversary of the date of grant, subject to the Executive Officer’s continued employment with the Company, or any subsidiary, on such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the Executive Officer’s death or disability or the termination of his employment by the Company without cause. There were no grants of Stock Unit Awards during the three months ended June 30, 2006. During the six months ended June 30, 2006, the Company granted 28,518 stock units to the Executive Officers, of which none has been forfeited as of June 30, 2006. During the three and six months ended June 30, 2005, no Stock Unit Awards were granted. Included in the Company’s financial results for the three and six months ended June 30, 2006 was $11 thousand and $23 thousand, respectively, of compensation expense from Stock Unit Awards. There was no such expense for the three and six months ended June 30, 2005.
Stock Option and Restricted Stock Activity
     The following table summarizes stock option activity for the six months ended June 30, 2006 as follows (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2005	5,490	$7.77	—	—
Granted	414	21.85	—	—
Exercised	(812)	6.57	—	—
Forfeited or expired	(15)	16.22	—	—

Outstanding at June 30, 2006	5,077	$9.09	5.63	$52,265

Exercisable at June 30, 2006	4,066	$7.35	4.84	$48,303

     The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of the aggregate intrinsic value changes, based on the fair market value of the Company’s Common Stock. Total intrinsic value of options exercised was $8.1 million and $14.1 million for the three and six months ended June 30, 2006, respectively. Total fair value of options vested during the three and six months ended June 30, 2006 is $0.4 million and $2.0 million, respectively.
     As of June 30, 2006, $4.5 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.8 years.
     The following table summarizes restricted stock activity for the six months ended June 30, 2006 as follows (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding at December 31, 2005	169	$16.86
Granted	134	21.60
Vested	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2006	303	$18.68

     As of June 30, 2006, $4.5 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards and stock units is expected to be recognized over a weighted average period of 3.4 years.

4. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FAS No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this new pronouncement on its unaudited condensed consolidated financial statements.
     In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 is effective for the Company’s financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of this new pronouncement on its unaudited condensed consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB No. 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”). APB No. 20 required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. The FASB identified the reason for the issuance of SFAS No. 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (“IASB”). SFAS No. 154 is effective for the Company’s fiscal year ending December 31, 2006. The adoption of this statement did not have an impact on the Company’s unaudited condensed consolidated financial statements.

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
     After the introduction of Intersourcing in mid-2002, the sales mix gradually began to shift towards Intersourcing. Management believes the shift in sales mix has helped to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams. Intersourcing sales include a one-time upfront fee, priced on a per-employee basis, and ongoing monthly fees, priced on a per-employee-per-month (“PEPM”) basis. Upfront fees associated with the Intersourcing sale are recognized as recurring subscription revenues ratably over the term of the related contract beginning when the related customer processes its first live payroll (or goes “Live”). Ongoing monthly PEPM fees are recognized as recurring subscription revenues each month commencing when the related customer goes Live.
     In connection with the Company’s business strategy, which has a significant focus on Intersourcing sales, a financial metric used by the Company in measuring future financial performance is new annual recurring revenues. New annual recurring revenues (“ARR”) represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new business service providers (“BSPs”), as well as recurring revenues from new sales by existing BSPs; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during the second fiscal quarter of 2006 were $5.7 million as compared to $4.5 million for the same period in 2005. New annual recurring revenues attributable to sales during the first six months of 2006 were $11.4 million as compared to $7.5 million for the same period of 2005. The main contributors to the increase in new ARR were new Intersourcing sales from the Company’s hosted model (including prorated one-time fees) and, to a lesser extent, an increase in annual recurring maintenance revenues related to new license sales.
     In addition to Intersourcing, another major component of recurring revenues is subscription revenues generated from the Company’s BSP channel. The BSP contributing the most revenues from the BSP channel during each of the three and six months ended June 30, 2006 and 2005 was Ceridian Corporation (“Ceridian”) under the Original Ceridian Agreement (defined below). See also “Overview—Original Ceridian Agreement.”
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
Sales of Base Hosting Services
     Subscription revenues generated from Base Hosting are recognized in accordance with EITF No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing hosting services subsequently in a separate transaction, whereas with Intersourcing the customer is purchasing the right to use (not license) UltiPro. Implementation services provided for Base Hosting arrangements are substantially less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based on the Hosting Valuation. The fair value for implementation services is based on the Implementation Valuation in accordance with guidelines provided by SOP 97-2.

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
     Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which extends until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $31.7 million received to date. The amount of subscription revenue recognized under the Original Ceridian Agreement during the three and six months ended June 30, 2006, totaling $1.9 million and $3.9 million, respectively, was the same as that recognized in the same periods of 2005. The Company expects to continue to recognize $642,000 per month (or $7.7 million per annum) as recurring subscription revenue until March 9, 2008 when the Original Ceridian Agreement terminates.
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
     Under the agreement, Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the Agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $31.7 million under the Original Ceridian Agreement.
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
Items Affecting Comparability between Periods
     Prior to January 1, 2006, the Company accounted for share-based plans under the recognition and measurement requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, stock-based compensation expense was recognized only for grants of restricted stock awards, stock units and stock options which were granted at exercise prices less than the fair market value of the underlying Common Stock on the grant date. During the three and six months ended June 30, 2005, while there were no grants of stock units, there were grants of restricted stock awards. In addition, stock options that had exercise prices less than the fair market value of the Common Stock on the grant date were granted to certain members of the Board of Directors for Board Services and fully vested on the grant date. Therefore, stock-based compensation expense for the three and six months ended June 30, 2005 is related to both restricted stock awards granted and the options granted to certain members of the Board for Board Services, recorded in accordance with APB No. 25.
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
     The following table sets forth the stock-based compensation expense resulting from share-based arrangements that is recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Cost of recurring revenues	$80	$—	$200	$—
Cost of service revenues	149	—	448	—
Cost of license revenues	1	—	4	—
Sales and marketing	517	—	1,246	—
Research and development	102	—	296	—
General and administrative	248	$51	519	$85

Total	$1,097	$51	$2,713	$85

     As of June 30, 2006, $4.5 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.8 years. As of June 30, 2006, $4.5 million of total unrecognized compensation costs related to non-vested restricted stock awards and stock units is expected to be recognized over a weighted average period of 3.4 years.

     Included in capitalized software on the Company’s unaudited condensed consolidated balance sheet at June 30, 2006 was $23 thousand in stock-based compensation incurred in the development of UltiPro Canada during the first six months of 2006. This amount would otherwise have been charged to research and development expense for the six months ended June 30, 2006.
Results of Operations
     The following table sets forth the statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Recurring	54.8%	57.0%	56.5%	57.2%
Services	29.4	30.0	31.3	30.3
License	15.8	13.0	12.2	12.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Recurring	15.3	15.8	15.9	15.5
Services	22.5	22.5	25.2	23.7
License	1.4	0.8	1.2	0.7

Total cost of revenues	39.2	39.1	42.3	39.9

Operating expenses:
Sales and marketing	26.7	24.8	27.4	25.2
Research and development	18.6	24.3	20.1	24.1
General and administrative	9.0	9.1	9.4	9.1

Total operating expenses	54.3	58.2	56.9	58.4

Operating income (loss)	6.5	2.7	0.8	1.7
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Interest and other income	1.4	0.8	1.3	0.7

Net income (loss)	7.7%	3.2%	1.9%	2.1%

Revenues
     The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).
     Recurring revenues include annual maintenance on software license agreements for the Company’s products and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. Per-employee-per-month (“PEPM”) fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues as the services are delivered. All of the Company’s customers that purchased software during the three and six months ended June, 2006 and 2005 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

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
     Total revenues, consisting of recurring, services and license revenues, increased 33.0% to $28.3 million for the three months ended June 30, 2006 and by 27.8% to $53.0 million for the six months ended June 30, 2006.
     Recurring revenues increased 27.9% to $15.5 million for the three months ended June 30, 2006 and by 26.3% to $30.0 million for the six months ended June 30, 2006. The increases in recurring revenues for the three and six months ended June 30, 2006 were primarily due to increases in Intersourcing revenues, maintenance revenues, and, to a lesser extent, subscription revenues. Intersourcing revenues increased due to incremental recurring subscription revenues generated from additional previously sold Intersourcing units which went “live” (i.e., when the underlying customer processes its first live payroll for its employees) since June 30, 2005. Recognition of recurring subscription revenues for Intersourcing unit sales commences upon “live” date. Maintenance revenues increased due to additional maintenance fees resulting from cumulative increases in the customer base subsequent to June 30, 2005. Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months.
     Services revenues increased 30.5% to $8.3 million for the three months ended June 30, 2006 and by 31.8% to $16.6 million for the six months ended June 30, 2006. The increases in the three- and six- month periods were primarily due to additional billable hours stemming from an increase in the number of revenue-generating consultants and incremental units sold, and a higher rate per hour. Additional license and Intersourcing units sold in late 2005 and the six months ended June 30, 2006 resulted in more billable hours for product implementations.
     License revenues increased 61.0% to $4.5 million for the three months ended June 30, 2006 and by 25.1% to $6.5 million for the six months ended June 30, 2005. The increases in the three and six month periods were primarily due to a higher average sales price per unit (excluding the impact of one larger deal) and the sale of one larger than average license unit during the three months ended June 30, 2006.
Cost of Revenues
     Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including, to a lesser extent, amortization of certain capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and costs to provide services to BSP’s and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain reimbursable out-of-pocket expenses. Cost of license revenues primarily consists of fees payable to third-parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report-writing purposes, and, to a lesser extent, certain product initiatives, such as employee recruitment and time and attendance. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party software.
     Total cost of revenues (including $0.2 million in stock-based compensation for the three months ended June 30, 2006) increased 33.5% to $11.1 million for the three months ended June 30, 2006. Total cost of revenues (including $0.7 million in stock-based compensation for the six months ended June 30, 2006) increased 35.6% to $22.5 million for the six months ended June 30, 2006
     Cost of recurring revenues increased 28.5% to $4.3 million for the three months ended June 30, 2006 and by 31.1% to $8.4 million for the six months ended June 30, 2006. The increases in cost of recurring revenues for the three and six months ended June 30, 2006 (which included stock-based compensation of $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively), was primarily due to the increases in both Intersourcing costs and maintenance costs. The increase in the Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales, including increased labor costs and higher operating costs such as depreciation and amortization of related computer equipment supporting the operations and costs associated with the operations of the Company’s two data centers, including the impact of opening the second data center in August 2005. The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers.
     Cost of services revenues increased 33.8% to $6.4 million for the three months ended June 30, 2006 and by 36.1% to $13.4 million for the six months ended June 30, 2006. The increase in cost of services revenues for the three and six month periods ended June 30, 2006 (which included stock-based compensation of $0.1 million and $0.4 million for the three and six months ended June 30, 2006, respectively), was primarily due to an increase in costs of implementation, which was predominantly related to an increase in labor costs resulting from additional billable consultants hired to support the growth in the number of units sold and, to a lesser extent, the use of third-party consultants.
     Cost of license revenues increased 122.2% to $391,000 for the three months ended June 30, 2006 and by 116.4% to $647,000 for the six months ended June 30, 2006. The increase in cost of license revenues for the three and six months ended June 30, 2006 was principally due to higher royalties paid to third-party vendors for products sold in conjunction with UltiPro, including new UltiPro product offerings such as time and attendance.
Sales and Marketing
     Sales and marketing expenses consist primarily of personnel costs, including sales commissions, as well as travel and promotional expenses, facility and communication costs for direct sales offices and advertising and marketing costs. Sales and marketing expenses increased 43.3% to $7.5 million for the three months ended June 30, 2006 and by 38.6% to $14.5 million for the six months ended June 30, 2006. The $2.2 million increase in the three-month period ended June 30, 2006 and the $4.0 million increase in the six-month period ended June 30, 2006 were principally due to increased sales commissions and other additional labor costs (including $0.5 million and $1.2 million of stock-based compensation for the three- and six- month periods ended June 30, 2006, respectively), partly attributable to hiring additional personnel for the sales organization associated with the new UltiPro product offerings such as time and attendance as well as expected sales of UltiPro Canada, once developed. Sales commissions increased on both license revenues as well as Intersourcing revenues, correlating with the growth in those revenue sources. Sales commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped. Sales commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on “live” date, which corresponds to Intersourcing revenue recognition. Increased sales commissions also resulted from a higher percentage of sales being made by salespeople in the direct sales force whose year-to-date performance placed them at higher commission rates.
Research and Development
     Research and development expenses consist primarily of software development personnel costs. Research and development expenses of $5.3 million for the three month period ended June 30, 2006 were comparable to the expenses during the same period in the prior year. Research and development expenses increased 6.6% to $10.6 million for the six months ended June 30, 2006. Excluding the impact of capitalized costs associated with UltiPro Canada (defined below), which totaled $0.5 million and $0.8 million for the three- and six-month periods ended June 30, 2006, research and development expenses increased $0.5 million and $1.4 million, respectively, in 2006 in comparison to the same periods last year, principally due to higher labor costs, including the impact of increased staffing needs related to the ongoing development of UltiPro Canada, as well as annual merit increases and, to a lesser extent, $0.1 million and $0.3 million of stock-based compensation expense for the three and six month periods ended June 30, 2006, respectively.
     In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company capitalized certain research and development personnel costs for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality. UltiPro Canada is being built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada will provide HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). The Company expects to capitalize additional research and development costs relative to the UltiPro Canada project during the remainder of 2006 and the first half of 2007 as it anticipates a general release of UltiPro Canada approximately toward the end of the first half of 2007, at which time capitalization would cease under SFAS No. 86 guidelines.
General and Administrative
     General and administrative expenses consist primarily of labor costs for executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses for the three months ended June 30, 2006 increased 31.2% to $2.6 million and by 33.1% to $5.0 million for the six months ended June 30, 2006. The increases in general and administrative expenses for the three- and six- month periods ended June 30, 2006 were primarily due to higher labor costs (including annual merit increases and $0.2 million and $0.5 million of stock-based compensation expense) for the three- and six- month periods ended June 30, 2006, respectively.
Interest Expense
     Interest expense of $0.1 million for the three- and six- month periods ended June 30, 2006 were comparable to interest expense during the same periods in the prior year.

Interest and Other Income
     Interest and other income increased 129.4% to $390 thousand for the three months ended June 30, 2006 and by 140.9% to $730 thousand for the six months ended June 30, 2006 The increases in interest and other income for the three- and six- month periods ended June 30, 2006 were primarily due to interest income on increased cash and cash equivalents available for investment, excluding investments in marketable securities available for sale. See Note 2 to the unaudited condensed consolidated financial statements included herein for further discussion on investments in marketable securities available for sale.
Income Taxes
     No provision or benefit for federal, state or foreign income taxes was made for the three months ended June 30, 2006 or 2005 due to the operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2005 which expire at various times through the year 2025 are available to offset future taxable income were $67.0 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.
Liquidity and Capital Resources
     The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.
     As of June 30, 2006, the Company had $36.7 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $3.9 million since December 31, 2005. This increase is due to cash generated from operations of $7.2 million and cash proceeds from employee stock option exercises of $5.4 million, partially offset by repurchases of Common Stock of $3.8 million and an increase in capital expenditures, including $3.0 million for cash purchases of property and equipment, as well as principal payments on financed equipment of $1.1 million.
     Net cash provided by operating activities was $7.2 million for the six months ended June 30, 2006 as compared to net cash used in operating activities of $0.1 million for the six months ended June 30, 2005. The $7.3 million increase in net cash provided by operating activities was primarily due to the increase in funds generated from operations as well as an increase in deferred revenues principally related to additional sales of Intersourcing units.
     Net cash used in investing activities was $5.6 million for the six months ended June 30, 2006 as compared to net cash provided by investing activities of $1.0 million for the six months ended June 30, 2005. The $6.6 million increase in net cash used in investing activities was primarily due to an increase in net purchases of marketable securities of $4.4 million, increased purchases of property and equipment of $1.4 million and an increase in capitalized software costs associated with UltiPro Canada of $0.8 million.
     Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2006 as compared to $3.5 million for the six months ended June 30, 2005. The $3.0 million decrease in net cash provided by financing activities was primarily related to Company repurchases of Common Stock of $3.8 million (whereas no such repurchases were made in the prior year comparable period), partially offset by an increase in net proceeds from exercises of employee stock options and warrants of $1.7 million.

     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of June 30, 2006 and 2005, were 61 days and 58 days, respectively. The increase in DSO’s as of June 30, 2006 was related to the increase in accounts receivable principally from incremental revenues generated, including increased license revenues.
     Deferred revenues were $36.3 million at June 30, 2006 as compared to $33.0 million at December 31, 2005. The increase of $3.3 million in deferred revenues for 2006 was primarily due to increased sales from Intersourcing operations (which originate deferred revenues upon contract execution for the upfront fees and initial PEPM fees). Approximately 50% of the total balance in deferred revenues is related to the Company’s Intersourcing offering.
     The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. The Company chose not to renew the Credit Facility upon its expiration. The Credit Facility’s Equipment Loan, while still effective, did not have any future borrowing capacity after May 27, 2006. The outstanding balance of $1.0 million under the Equipment Loan as of June 30, 2006 is payable on or before December 31, 2008 under the payment terms of such agreement. The Company is currently in the process of securing a line of credit to replace the expired Credit Facility (the “Replacement Credit Facility”) with another financial institution but there can be no assurance that the Replacement Credit Facility will be obtained or as to the terms of the Replacement Credit Facility. As of June 30, 2006, the Company was in compliance with all covenants included in the terms of the Credit Facility.
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
     For purposes of mitigating the expected dilution created by stock-based compensation, during the fourth quarter of 2005, the Company’s Board of Directors authorized the Company to resume repurchasing its Common Stock under the Stock Repurchase Program, commencing in 2006. The Company did not repurchase any shares of its Common Stock under the Stock Repurchase Plan in 2003, 2004 or 2005. As of June 30, 2006, an aggregate of 578,363 shares of common stock remained authorized for repurchase under the Stock Repurchase Plan. The extent and timing of these repurchase transactions will depend on market conditions and other business considerations.

     There were 163,990 shares of the Company’s Common Stock repurchased during the six months ended June 30, 2006 but no repurchases during the six months ended June 30, 2005. As of June 30, 2006, the Company had purchased 421,637 shares of the Company’s Common Stock under the Stock Repurchase Plan. The details of Common Stock repurchases for the six months ended June 30, 2006 were as follows:

			Total Number of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
January 1 — 31, 2006	—	—	—	742,353
February 1 — 28, 2006	—	—	—	742,353
March 1 — 31, 2006	43,800	22.84	301,447	698,553
April 1 — 30, 2006	—	—	—	698,553
May 1 — 31, 2006	120,190	22.69	421,637	578,363
June 1 — 30, 2006	—	—	—	578,363

Total	163,990	$22.77	421,637	578,363

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
Forward-Looking Statements
     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2005, including Exhibit 99.1 thereto, filed with the SEC on March 15, 2006. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise .

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
     Interest on the Credit Facility, which expired on May 26, 2006, was based on Prime Rate per annum. The Company chose not to renew the Credit Facility upon its expiration. The Company was charged a weighted average interest rate of 6.5% per annum during the first six months of 2006 under the Credit Facility. As of June 30, 2006, there was no amount outstanding under the Credit Facility’s Revolver and $1.0 million outstanding under the Credit Facility’s Equipment Loan, with no future availability to draw on the Equipment Loan and payment of the outstanding balance of such Equipment Loan due on or before December 31, 2008.
     As of June 30, 2006, total investments in available-for-sale marketable securities were $16.8 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.

     Interest rate risk. As of June 30, 2006, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 4.8% per annum). In addition, the Credit Facility is a variable rate borrowing facility.
     To illustrate the potential impact of changes in interest rates, the Company has performed the following analysis based on its June 30, 2006 unaudited condensed consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair market value of the Company’s total portfolio of approximately $77 thousand over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair market value of the Company’s total portfolio of approximately $77 thousand over the next 12 months.
ITEM 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     (b) Changes in internal control over financial reporting. In connection with the evaluation required by Exchange Act Rule 13a-15, the Company’s management, including the CEO and CFO, concluded that no changes occurred during the quarter ended June 30, 2006 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on May 16, 2006. The principal business of the meeting was to (i) elect three directors to serve for a three-year term or until their successors are duly elected and qualified and (ii) the ratification of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

     The names of the nominees for directors whose terms expired at the 2006 Annual Meeting of Stockholders of the Company and who were elected to serve as directors until the 2009 Annual Meeting of Stockholders are as follows:

Nominee	For	Withheld Vote
Marc D. Scherr	13,429,520	6,617,941
James A. FitzPatrick, Jr.	13,529,197	6,518,264
Rick A. Wilber	18,822,571	1,224,890
     The names of each other director whose term of office as a director continues after the 2006 Annual Meeting of Stockholders and their respective term expirations are as follows:
     Term Expires in 2007:
     Scott Scherr
     Term Expires in 2008:
     LeRoy A. Vander Putten
     Robert A. Yanover
     The results of the vote for ratification of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 are as follows:

For	Against	Abstain	No Vote
19,957,494	64,557	25,410	—

ITEM 6.	Exhibits

Number	Description

10.36	Galleria Atlanta office lease agreement between Galleria 600, LLC, a Delaware limited liability company, and the Company, dated April 27, 2006 *

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.
Date: August 8, 2006	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)