Form 10-Q
period 2006-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2006-11-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 0-24347
THE ULTIMATE SOFTWARE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	65-0694077

(State or other jurisdiction of incorporation) or organization	(I.R.S. Employer Identification No.)

2000 Ultimate Way, Weston, FL	33326

(Address of principal executive offices)	(Zip Code)
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
     Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 23, 2006, there were 24,074,351 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

Item 1 — Financial Statements
PART 1 — FINANCIAL INFORMATION
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$14,310	$17,731
Accounts receivable, net of allowance for doubtful accounts of $500 for 2006 and 2005, respectively	20,589	18,126
Short-term investments in marketable securities	16,389	14,422
Prepaid expenses and other current assets	7,263	5,526

Total current assets	58,551	55,805

Property and equipment, net	12,476	10,026
Capitalized software, net	1,522	238
Long-term investments in marketable securities	1,199	613
Other assets, net	5,143	2,899

Total assets	$78,891	$69,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,803	$2,613
Accrued expenses	7,011	6,406
Current portion of deferred revenue	31,832	29,385
Current portion of capital lease obligations	1,362	1,393
Current portion of long-term debt	505	338

Total current liabilities	44,513	40,135

Deferred revenue, net of current portion	5,340	3,646
Deferred Rent	1,025	426
Capital lease obligations, net of current portion	1,183	966
Long-term debt, net of current portion	319	862

Total liabilities	52,380	46,035

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 24,762,038 and 23,786,097 shares issued in 2006 and 2005, respectively	248	238
Additional paid-in capital	120,629	110,245
Accumulated other comprehensive loss	2	(31)
Accumulated deficit	(83,517)	(85,852)

	37,362	24,600
Treasury stock, 709,437 and 257,647 shares, at cost, for 2006 and 2005, respectively	(10,851)	(1,054)

Total stockholders’ equity	26,511	23,546

Total liabilities and stockholders’ equity	$78,891	$69,581

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Recurring	$16,487	$12,956	$46,456	$36,685
Services	9,410	6,484	25,972	19,049
License	2,882	2,746	9,340	7,909

Total revenues	28,779	22,186	81,768	63,643

Cost of revenues:
Recurring	4,602	3,588	13,040	10,024
Services	7,287	5,171	20,655	14,991
License	319	165	966	464

Total cost of revenues	12,208	8,924	34,661	25,479

Gross Profit	16,571	13,262	47,107	38,164

Operating expenses:
Sales and marketing	7,222	5,523	21,711	15,980
Research and development	5,887	5,251	16,533	15,238
General and administrative	2,526	1,945	7,524	5,701

Total operating expenses	15,635	12,719	45,768	36,919

Operating income	936	543	1,339	1,245

Interest expense	(52)	(65)	(152)	(181)
Interest and other income	419	223	1,148	526

Net income	$1,303	$701	$2,335	$1,590

Net income per share:
Basic	$0.05	$0.03	$0.10	$0.07

Diluted	$0.05	$0.03	$0.09	$0.06

Weighted average shares outstanding:
Basic	24,130	23,229	23,713	22,899

Diluted	27,030	26,566	26,891	26,112

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,335	$1,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,727	3,326
Provision for doubtful accounts	873	489
Non-cash stock-based compensation expense	4,128	156
Changes in operating assets and liabilities:
Accounts receivable	(3,336)	(1,957)
Prepaid expenses and other current assets	(1,737)	(1,572)
Other assets	(2,244)	(488)
Accounts payable	1,190	81
Accrued expenses and other long term liabilities	1,204	(623)
Deferred revenue	4,141	1,608

Net cash provided by operating activities	10,281	2,610

Cash flows from investing activities:
Purchases of marketable securities	(17,903)	(13,302)
Maturities of marketable securities	15,383	12,770
Capitalized software	(1,273)	—
Purchases of property and equipment	(4,725)	(2,429)

Net cash used in investing activities	(8,518)	(2,961)

Cash flows from financing activities:
Repurchases of Common Stock	(9,797)	—
Principal payments on capital lease obligations	(1,247)	(939)
Net payments on long term debt	(376)	334
Net proceeds from issuances of Common Stock	6,236	4,537

Net cash (used in) provided by financing activities	(5,184)	3,932

Net (decrease) increase in cash and cash equivalents	(3,421)	3,581
Cash and cash equivalents, beginning of period	17,731	14,766

Cash and cash equivalents, end of period	$14,310	$18,347

Supplemental disclosure of cash flow information:
Cash paid for interest	$79	$82

Supplemental disclosure of non-cash financing activities:
•	The Company entered into capital lease obligations to acquire new equipment totaling $1,433 and $1,706 for the nine months ended September 30, 2006 and 2005, respectively.
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional	Accumulated		Treasury Stock		Total
			Paid-in	Comprehensive	Accumulated			Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance, December 31, 2005	23,786	$238	$110,245	$(31)	$(85,852)	258	$(1,054)	$23,546
Net income	—	—	—	—	2,335	—	—	2,335
Unrealized gain on investments in marketable securities available-for-sale	—	—	—	33	—	—	—	33

Comprehensive income	—	—	—	—	—	—	—	2,368

Repurchases of Common Stock	—	—	—	—	—	451	(9,797)	(9,797)
Issuances of Common Stock from exercises of stock options and warrants	976	10	6,226	—	—	—	—	6,236
Non-cash stock-based compensation	—	—	4,158	—	—	—	—	4,158

Balance, September 30, 2006	24,762	$248	$120,629	$2	$(83,517)	709	$(10,851)	$26,511

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiaries (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 15, 2006 (the “Form 10-K”).
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of operating results for the full fiscal years or for any future periods.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Marketable Securities
     The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and FASB Staff Position Financial Accounting Standards No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Included in accumulated other comprehensive income at September 30, 2006 and 2005 are $1,846 and $(37,628), respectively, of unrealized gains/(losses) on trading securities held at each such date.

     The amortized cost and market value of the Company’s investments in marketable securities available-for-sale at September 30, 2006 are shown in the table below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Investments in marketable securities:
U.S. Agency — non callable	$899	$—	$2	$897
Asset-backed — fixed	595	—	—	595
Commercial paper.	2,384	—	—	2,384
Corporate debentures — bonds	11,265	5	6	11,264
Certificates of deposit	2,449	—	1	2,448

Total investments, available-for-sale	$17,592	$5	$9	$17,588

     The amortized cost and estimated fair value of the available-for-sale securities by contractual maturity at September 30, 2006 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$16,395	$16,389
Due after one year	1,197	1,199

	$17,592	$17,588

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
     Property and equipment consists of the following (in thousands):

	As of	As of
	September 30, 2006	December 31, 2005
Property and equipment	$38,590	$32,453
Less: accumulated depreciation and amortization	26,114	22,427

	$12,476	$10,026

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

Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method (with the Black-Scholes fair value model), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Under the modified prospective method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123R. In addition, stock options granted to certain members of the Board of Directors (“Board”) as payment for services rendered as board members (“Board Services”) recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units to certain employees are also included in stock-based compensation for the three and nine months ended September 30, 2006. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) for the three and nine months ended September 30, 2005. Except for options granted to certain members of the Board for Board Services, all options granted under the Plan and Prior Plan (discussed in Note 3) had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the three and nine months ended September 30, 2005, stock-based compensation is related to options granted to certain members of the Board for Board Services and the issuance of restricted stock awards to certain employees recorded in accordance with APB No. 25.
     In accordance with SFAS No. 123R, the Company capitalizes the portion of stock-based compensation expense attributed to research and development personnel whose labor costs are being capitalized pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality. UltiPro Canada is being built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada will provide HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). The following table summarizes stock-based compensation related to the development of UltiPro Canada (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Stock-based compensation —
Statement of operations	$1,415	$71	$4,128	$156
Stock-based compensation —
Capitalized software (UltiPro Canada)	6	—	30	—

Stock-based compensation —
Statement of stockholders’equity	$1,421	$71	$4,158	$156

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
     The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	24,130	23,229	23,713	22,899
Effect of dilutive equity instruments	2,900	3,337	3,178	3,213

Dilutive weighted average shares outstanding	27,030	26,566	26,891	26,112

Other common stock equivalents (i.e., stock options, restricted stock awards, stock units and warrants) outstanding which are not included in the calculation of diluted income per share because their impact is antidilutive	523	281	383	706

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
     Comprehensive income for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Net income	$1,303	$701	$2,335	$1,590
Other comprehensive income:
Unrealized income (loss) on investments
in marketable securities available-for-sale	42	(7)	33	(23)

Comprehensive income	$1,345	$694	$2,368	$1,567

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
Reclassifications
     Certain amounts in the prior year balance sheets have been reclassified to conform to the 2006 presentation.
3.	STOCK-BASED COMPENSATION
Summary of Plans
     The Company’s 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, and together with stock options, the “Awards”). The Plan was approved by the Company’s stockholders at the annual meeting of stockholders on May 17, 2005. Prior to that date, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”). Effective May 17, 2005, no additional options may be granted under the Prior Plan. However, options previously granted under the Prior Plan remain outstanding to the extent they have not been exercised and have not expired. The aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan is 9,000,000. As of September 30, 2006, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 884,293 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest immediately on the grant date. However, options granted to non-employee directors for Board Services under the Plan first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors or (iii) the effective date of a change in control of the Company.

Fair Value
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under the modified prospective method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, options granted to certain members of the Board of Directors for Board Services recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the three and nine months ended September 30, 2006. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award.
     The following table sets forth the stock-based compensation expense resulting from share-based arrangements that is recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Cost of recurring revenues	$89	$—	$289	$—
Cost of service revenues	157	—	605	—
Cost of license revenues	1	—	5	—
Sales and marketing	788	32	2,035	44
Research and development	117	—	413	—
General and administrative	263	$39	781	$112

Total	$1,415	$71	$4,128	$156

     Included in capitalized software in the Company’s unaudited condensed consolidated balance sheet at September 30, 2006 was $30 thousand in stock-based compensation incurred in the development of UltiPro Canada during the first nine months of 2006. This amount would have otherwise been charged to research and development expense for the nine months ended September 30, 2006.
     Net cash proceeds from the exercise of stock options and warrants were $0.9 million and $6.2 million for the three and nine months ended September 30, 2006, respectively, and $0.9 million and $4.5 million for the three and nine months ended September 30, 2005, respectively. No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2006 and September 30, 2005.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in APB No. 25, and made the pro forma disclosures required by SFAS No. 148 for the three and six months ended June 30, 2005. Except for options granted to certain members of the Board for Board Services, all options granted under the Plan and Prior Plan had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the three and nine months ended September 30, 2005, stock-based compensation is related to options granted to certain members of the Board for Board Services recorded in accordance with APB No. 25.

     The following table illustrates the effect on net income (loss) after tax and net income (loss) per share of Common Stock as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
Net income:
As reported	$701	$1,590
Deduct: Stock-based compensation expense, pro forma	(786)	(2,286)

Net loss, pro forma	$(85)	$(696)

Net income (loss) per share, basic:
As reported	$0.03	$0.07
Stock-based compensation expense, pro forma	(0.03)	(0.10)

Net loss per share, basic and diluted, pro forma	$—	$(0.03)

Net income (loss) per share, diluted:
As reported	$0.03	$0.06
Stock-based compensation expense, pro forma	(0.03)	(0.09)

Net loss per share, basic and diluted, pro forma	$—	$(0.03)

     The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2006 and September 30, 2005 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Expected term (in years)	4.66	4.0	4.55	4.0
Volatility	40.7%	43%	40.2%	43%
Interest rate	4.875%	3.90%	4.79%	3.90%
Dividend yield	—	—	—	—
Forfeiture rate (1)	4.90%	—	5.23%	—
Weighted average fair value at grant date	$7.85	$6.52	$8.61	$5.79

(1)	The application of an estimated forfeiture rate was not applicable under SFAS No. 123 as the true-up of the pro forma compensation expense was applied based upon actual forfeitures of options.
     The Company’s computation of the expected volatility for the three and nine months ended September 30, 2006 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. The forfeiture rate is based on historical data.

Restricted Stock Awards
     Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards to certain officers and employees (“Restricted Stock Awards”). The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer. During the three months ended September 30, 2006, there were no grants of Restricted Stock Awards. During the nine months ended September 30, 2006, the Company granted Restricted Stock Awards for 105,000 shares of Common Stock of which none has been forfeited as of September 30, 2006. During the three and nine months ended September 30, 2005, the Company granted Restricted Stock Awards for 35,000 shares of Common Stock of which none has been forfeited as of September 30, 2006. Compensation expense for Restricted Stock Awards is measured based on the closing market price of the Company’s Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period. Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto. Each Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with the Company or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the employee’s death or disability or the termination of his employment by the Company without cause. Included in the Company’s financial results for the three and nine months ended September 30, 2006 was $0.3 million and $0.9 million, respectively, of compensation expense for Restricted Stock Awards. There was $35,000 and $52,000, respectively, of compensation expense for Restricted Stock Awards included in the Company’s financial results for the three and nine months ended September 30, 2005.
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
     As provided for in the Plan, the Chief Executive Officer and the Chief Operating Officer (collectively, the “Executive Officers”) deferred receipt of one-half of their cash performance awards under the Plan for 2005 in exchange for the grant of Stock Unit Awards under the Plan (the “Elected Deferral”). Upon this election, the Company provided a matching contribution equal to one-half of the amount deferred (the “Company Match”). The number of stock units subject to such Stock Unit Award is determined by dividing the total amount deferred (including the Company Match) by the fair market value of a share of the Company’s Common Stock on the date of payment of the non-deferred portion of the cash performance awards. The Stock Unit Awards vest on the fourth anniversary of the date of grant, subject to the Executive Officer’s continued employment with the Company, or any of its subsidiaries, on such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the Executive Officer’s death or disability or the termination of his employment by the Company without cause. The vested Stock Unit Awards are payable in shares of Common Stock upon the earliest to occur of the fifth anniversary of the date of grant, the Executive Officer’s death, disability or termination of employment with the Company or a change in control of the Company. In the event that an Executive Officer were to terminate employment and stock units resulting from his Elected Deferral remain unvested, the Company would be required to refund to the Executive Officer a cash amount equal to the lesser of such Elected Deferral (less taxes withheld) and the fair market value of such units upon termination of employment. During the nine months ended September 30, 2006, the Company granted 28,518 stock units to the Executive Officers, of which none has been forfeited as of September 30, 2006. During the three and nine months ended September 30, 2005, no Stock Unit Awards were granted. Included in the Company’s financial results for the three and nine months ended September 30, 2006 was $18 thousand and $41 thousand, respectively, of compensation expense from Stock Unit Awards. Included in the Company’s financial results for the three and nine months ended September 30, 2005 was $10 thousand of compensation expense from Stock Unit Awards.
Stock Option and Restricted Stock Activity
     The following table summarizes stock option activity for the nine months ended September 30, 2006, as follows (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2005	5,490	$7.77	—	—
Granted	565	20.95	—	—
Exercised	(958)	6.43	—	—
Forfeited or expired	(23)	17.51	—	—

Outstanding at September 30, 2006	5,074	$9.45	5.59	$71,523

Exercisable at September 30, 2006	4,013	$7.60	4.77	$63,938

     The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of the aggregate intrinsic value changes, based on the fair market value of the Company’s Common Stock. Total intrinsic value of options exercised was $2.3 million and $16.4 million for the three and nine months ended September 30, 2006, respectively. Total fair value of options vested during the three and nine months ended September 30, 2006 is $1.5 million and $3.4 million, respectively.
     As of September 30, 2006, $4.6 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.7 years.

     The following table summarizes restricted stock activity for the nine months ended September 30, 2006, as follows (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding at December 31, 2005	169	$16.86
Granted	134	21.60
Vested	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2006	303	$18.68

     As of September 30, 2006, $4.2 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards and stock units is expected to be recognized over a weighted average period of 3.1 years.
4.	RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP and emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for the Company’s consolidated financial statements for interim and annual reporting periods beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its unaudited condensed consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fourth fiscal quarter of 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FAS No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FAS No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this new pronouncement on its unaudited condensed consolidated financial statements.

     In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 is effective for the Company’s financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of EITF No. 06-3 on its unaudited condensed consolidated financial statements.
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
5.	SUBSEQUENT EVENT
     In October 2006, the Company acquired 100% of the common stock of RTIX Ltd., a United Kingdom company, and its wholly-owned U.S. subsidiary, RTIX Americas (collectively, “RTIX”) for a total consideration of $4.0 million payable in the form of $3.4 million in cash and $0.6 million in Common Stock. The Common Stock component of the total consideration is contingent upon RTIX meeting certain financial criteria within a specified timeframe. RTIX developed the performance management/appraisals solution that Ultimate Software has offered its customers since February 2006.

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
     The Company’s primary business strategy was originally centered on sales of perpetual software licenses of UltiPro. In an effort to reduce the volatility and unpredictable nature of a business strategy predominantly focused on license sales, the Company introduced hosting services, branded “Intersourcing” as an additional revenue source during 2002. Ultimate Software now offers hosting services at two separate data center locations—the original location in Miami, Florida, which was opened in 2002, and the location opened in August 2005 in Atlanta, Georgia. With Intersourcing, Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at its data centers. Operations of the facilities at both data centers are managed by International Business Machines. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.
     For the past several years (following the introduction of its Intersourcing offering), the revenue mix in the Company’s sales production has favored Intersourcing. Management believes that this trend in sales mix composition will continue to occur in the foreseeable future, with a concentration of unit sales in Intersourcing. Management also believes the shift in sales mix has helped to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams. Intersourcing sales include a one-time upfront fee, priced on a per-employee basis, and ongoing monthly fees, priced on a per-employee-per-month (“PEPM”) basis. Upfront fees associated with the Intersourcing sale are recognized as recurring subscription revenues ratably over the term of the related contract beginning when the related customer processes its first live payroll (or goes “Live”). Ongoing monthly PEPM fees are recognized as recurring subscription revenues each month commencing when the related customer goes Live.
     In connection with the Company’s business strategy, which has a significant focus on Intersourcing sales, an internal financial metric used by the Company in measuring future financial performance is new annual recurring revenues. New annual recurring revenues (“ARR”) represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new business service providers (“BSPs”), as well as recurring revenues from new sales by existing BSPs; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during the third fiscal quarter of 2006 were $5.1 million as compared to $4.0 million for the same period in 2005. New annual recurring revenues attributable to sales during the first nine months of 2006 were $16.5 million as compared to $11.4 million for the same period of 2005. The main contributors to the increase in new ARR were new Intersourcing sales from the Company’s hosted model (including prorated one-time fees) and, to a lesser extent, an increase in annual recurring maintenance revenues related to new license sales.
     In addition to Intersourcing, another major component of recurring revenues is subscription revenues generated from the Company’s BSP channel. The BSP contributing the most revenues from the BSP channel during each of the three and nine months ended September 30, 2006 and 2005 was Ceridian Corporation (“Ceridian”) under the Original Ceridian Agreement (defined below). See also “Overview—Original Ceridian Agreement.”
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

Sales Generated from the Intersourcing Offering
     Subscription revenues generated from the Intersourcing Offering are recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) as a services arrangement since the customer is purchasing the right to use UltiPro rather than licensing the software on a perpetual basis. Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by EITF No. 00-21.
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
     Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement are recognized ratably over the minimum term of the contract, which extends until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $33.3 million received to date. The amount of subscription revenue recognized under the Original Ceridian Agreement during the three and nine months ended September 30, 2006, totaling $1.9 million and $5.8 million, respectively, was the same as that recognized in the same periods of 2005. The Company expects to continue to recognize $642,000 per month (or $7.7 million per annum) as recurring subscription revenue until March 9, 2008 when the Original Ceridian Agreement terminates.
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
     Under the agreement, Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. These payments are subject to a minimum monthly payment of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the Agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $33.3 million under the Original Ceridian Agreement.
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
Items Affecting Comparability between Periods
     Prior to January 1, 2006, the Company accounted for share-based plans under the recognition and measurement requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, stock-based compensation expense was recognized only for grants of restricted stock awards, stock units and stock options which were granted at exercise prices less than the fair market value of the underlying Common Stock on the grant date. During the three and nine months ended September 30, 2005, while there were no grants of stock units, there were grants of restricted stock awards. In addition, stock options that had exercise prices less than the fair market value of the Common Stock on the grant date were granted to certain members of the Board of Directors for Board Services and fully vested on the grant date. Therefore, stock-based compensation expense for the three and nine months ended September 30, 2005 is related to both restricted stock awards granted and the options granted to certain members of the Board for Board Services, recorded in accordance with APB No. 25.
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
     The following table sets forth the stock-based compensation expense (“SBC”) resulting from share-based arrangements that is recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Cost of recurring revenues	$89	$—	$289	$—
Cost of service revenues	157	—	605	—
Cost of license revenues	1	—	5	—
Sales and marketing	788	32	2,035	44
Research and development	117	—	413	—
General and administrative	263	$39	781	$112

Total SBC	$1,415	$71	$4,128	$156

     As of September 30, 2006, $4.6 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.7 years. As of September 30, 2006, $4.2 million of total unrecognized compensation costs related to non-vested restricted stock awards and stock units is expected to be recognized over a weighted average period of 3.1 years.

     Included in capitalized software on the Company’s unaudited condensed consolidated balance sheet at September 30, 2006 was $30 thousand in stock-based compensation incurred in the development of UltiPro Canada during the first nine months of 2006. This amount would otherwise have been charged to research and development expense for the nine months ended September 30, 2006.
Results of Operations
     The following table sets forth the unaudited condensed consolidated statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Recurring	57.3%	58.4%	56.8%	57.6%
Services	32.7	29.2	31.8	30.0
License	10.0	12.4	11.4	12.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Recurring	16.0	16.2	15.9	15.8
Services	25.3	23.3	25.2	23.5
License	1.1	0.7	1.2	0.7

Total cost of revenues	42.4	40.2	42.3	40.0

Operating expenses:
Sales and marketing	25.1	24.9	26.6	25.1
Research and development	20.4	23.7	20.2	23.9
General and administrative	8.8	8.8	9.2	9.0

Total operating expenses	54.3	57.4	56.0	58.0

Operating income (loss)	3.3	2.4	1.7	2.0
Interest expense	(0.2)	(0.2)	(0.2)	(0.3)
Interest and other income	1.4	1.0	1.4	0.8

Net income (loss)	4.5%	3.2%	2.9%	2.5%

Revenues
     The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).
     Recurring revenues include annual maintenance on software license agreements for the Company’s products and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the term of the related contract upon the delivery of the product and services. Per-employee-per-month (“PEPM”) fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues as the services are delivered. All of the Company’s customers that purchased software during the three and nine months ended September, 2006 and 2005 also purchased maintenance and support service contracts. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

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
     Total revenues, consisting of recurring, services and license revenues, increased 29.7% to $28.8 million for the three months ended September 30, 2006 and by 28.5% to $81.8 million for the nine months ended September 30, 2006.
     Recurring revenues increased 27.3% to $16.5 million for the three months ended September 30, 2006 and 26.6% to $46.5 million for the nine months ended September 30, 2006. The increases in recurring revenues for the three and nine months ended September 30, 2006 were primarily due to increases in Intersourcing revenues, maintenance revenues, and, to a lesser extent, subscription revenues. Intersourcing revenues increased due to incremental recurring subscription revenues generated from additional previously sold Intersourcing units which went “live” (i.e., when the underlying customer processes its first live payroll for its employees) since September 30, 2005. Recognition of recurring subscription revenues for Intersourcing unit sales commences upon “live” date. Maintenance revenues increased due to additional maintenance fees resulting from cumulative increases in the customer base subsequent to September 30, 2005 due to incremental license sales since such date. Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a recurring basis thereafter (on a monthly basis ratably over the term of the respective renewal period).
     Services revenues increased 45.1% to $9.4 million for the three months ended September 30, 2006 and 36.3% to $26.0 million for the nine months ended September 30, 2006. The increases in the three- and nine- month periods were mainly due to increases in implementation revenues primarily due to additional billable hours stemming from a combination of implementing incremental units sold and an increase in the number of the Company’s revenue-generating consultants and a higher rate per hour. In addition, the Company used third-party implementation partners significantly more in 2006 (with a concentrated use in the third quarter) to assist in handling the increased demand for implementations due to increased sales, which contributed to the growth in services revenues.
     License revenues increased 5.0% to $2.9 million for the three months ended September 30, 2006 and 18.1% to $9.3 million for the nine months ended September 30, 2006. The marginal increase in the three month period was principally due to a higher average selling price per unit for UltiPro, as well as additional license sales of add-on products (i.e., products sold with UltiPro, which have an incremental fee), including UltiPro time and attendance (“UTA”) and Recruitment. The increase in the nine month period was primarily due to the sale of one larger than average license unit sold during the first quarter of 2006 and a higher average selling price per unit (excluding the impact of the large sale in early 2006).

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
     Total cost of revenues (including $0.2 million in stock-based compensation for the three months ended September 30, 2006) increased 36.8% to $12.2 million for the three months ended September 30, 2006. Total cost of revenues (including $0.9 million in stock-based compensation for the nine months ended September 30, 2006) increased 36.0% to $34.7 million for the nine months ended September 30, 2006
     Cost of recurring revenues increased 28.3% to $4.6 million for the three months ended September 30, 2006 and by 30.1% to $13.0 million for the nine months ended September 30, 2006. The increases in cost of recurring revenues for the three and nine months ended September 30, 2006 (which included stock-based compensation of $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively), was primarily due to the increases in both Intersourcing costs and maintenance costs. The increase in the Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales, including increased labor costs and higher operating costs such as depreciation and amortization of related computer equipment supporting the operations and costs associated with the operations of the Company’s two data centers, including the impact of opening the second data center in August 2005. The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers serviced.
     Cost of services revenues increased 41.0% to $7.3 million for the three months ended September 30, 2006 and by 37.8% to $20.7 million for the nine months ended September 30, 2006. The increase in cost of services revenues for the three and nine month periods ended September 30, 2006 (which included stock-based compensation of $0.2 million and $0.6 million for the three and nine months ended September 30, 2006, respectively), was primarily due to an increase in costs of implementation. Due to the continued sales growth of both Intersourcing and license units, there was an increase in labor costs primarily resulting from additional billable consultants hired to support this growth and, to a lesser extent, the use of third-party implementation partners who assisted in handling the increased demand for implementing UltiPro and add-on products.
     Cost of license revenues increased 93.3% to $319,000 for the three months ended September 30, 2006 and by 108.2% to $966,000 for the nine months ended September 30, 2006. The increase in cost of license revenues for the three and nine months ended September 30, 2006 was principally due to higher royalties paid to third-party vendors for products sold in conjunction with UltiPro, including new add-on products such as UTA.

Sales and Marketing
     Sales and marketing expenses consist primarily of personnel costs, including sales commissions, as well as travel and promotional expenses, facility and communication costs for direct sales offices and advertising and marketing costs. Sales and marketing expenses increased 30.8% to $7.2 million for the three months ended September 30, 2006 and by 35.9% to $21.7 million for the nine months ended September 30, 2006. The $1.7 million increase in the three-month period ended September 30, 2006 and the $5.7 million increase in the nine-month period ended September 30, 2006 were principally due to increased sales commissions and other additional labor costs (including $0.8 million and $2.0 million of stock-based compensation for the three- and nine- month periods ended September 30, 2006, respectively), partly attributable to hiring additional personnel for the sales organization associated with the new UltiPro add-on product offerings, such as UTA, as well as expected sales of UltiPro Canada (defined below), once developed. Sales commissions increased on both license revenues as well as Intersourcing revenues, correlating with the growth in those revenue sources. Sales commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped. Sales commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on “live” date, which corresponds to Intersourcing revenue recognition. Increased sales commissions also resulted from a higher percentage of sales being made by salespeople in the direct sales force whose year-to-date performance placed them at higher commission rates.
Research and Development
     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 12.1% to $5.9 million three months ended September 30, 2006 and by 8.5% to $16.5 million for the nine months ended September 30, 2006. Excluding the impact of capitalized costs associated with UltiPro Canada, which totaled $0.5 million and $1.3 million for the three- and nine-month periods ended September 30, 2006, research and development expenses increased $1.1 million and $2.5 million, respectively, in 2006, in comparison to the same periods last year, principally due to higher labor costs, including the impact of increased staffing needs related to the ongoing development of UltiPro Canada, increased development for UltiPro, including product enhancements and additional functionality, as well as annual merit increases and, to a lesser extent, $0.1 million and $0.4 million of stock-based compensation expense for the three and nine month periods ended September 30, 2006, respectively.
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
General and Administrative
     General and administrative expenses consist primarily of labor costs for executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses for the three months ended September 30, 2006 increased 29.9% to $2.5 million and by 32.0% to $7.5 million for the nine months ended September 30, 2006. The increase for the three months ended September 30, 2006 was primarily due to an increase in the provision for doubtful accounts attributable to the growth in accounts receivable (commensurate with sales growth), an increase in external professional fees and additional labor costs (including additional personnel to support the Company’s growth). The increase for the nine-month period ended September 30, 2006 was primarily due to increased labor costs attributable to hiring additional personnel to support the Company’s growth and, to a lesser extent, annual merit increases. Included in general and administrative expenses for the three and nine month periods ended September 30, 2006 was $0.3 million and $0.8 million, respectively, of stock-based compensation expense.
Interest Expense
     Interest expense of $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2006, respectively, was comparable to interest expense during the same periods in the prior year.
Interest and Other Income
     Interest and other income increased 87.9% to $419 thousand for the three months ended September 30, 2006 and 118.3% to $1.1 million for the nine months ended September 30, 2006. The increases in interest and other income for the three and nine month ended September 30, 2006 were primarily due to interest income on increased cash and cash equivalents available for investment, excluding investments in marketable securities available for sale. See Note 2 to the unaudited condensed consolidated financial statements included herein for further discussion on investments in marketable securities available for sale.
Income Taxes
     No provision or benefit for federal, state or foreign income taxes was made for the three months ended September 30, 2006 or 2005 due to the operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2005 which expire at various times through the year 2025 are available to offset future taxable income were $67.0 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.
Liquidity and Capital Resources
     The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.
     As of September 30, 2006, the Company had $31.9 million in cash, cash equivalents and total investments in marketable securities, reflecting a net decrease of $0.9 million since December 31, 2005. This decrease was primarily due to repurchases of Common Stock of $9.8 million, an increase in capital expenditures of $6.3 million (including cash purchases of property and equipment and principal payments on financed equipment from capital lease obligations and principal payments on the Equipment Loan, defined below) and additional capitalized software of $1.3 million, partially offset by cash generated from operations of $10.3 million and cash proceeds from employee stock option exercises of $6.2 million.
     Net cash provided by operating activities was $10.3 million for the nine months ended September 30, 2006 as compared to $2.6 million for the nine months ended September 30, 2005. The $7.7 million increase in net cash provided by operating activities was primarily due to an increase in funds generated from operations related to the Company’s sales growth, including sales of Intersourcing units.
     Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2006 as compared to $3.0 million for the nine months ended September 30, 2005. The $5.5 million increase in net cash used in investing activities was primarily due to increased cash purchases of property and equipment of $2.3 million, an increase in net purchases of marketable securities of $2.0 million and an increase in capitalized software costs associated with UltiPro Canada of $1.3 million.
     Net cash used in financing activities was $5.2 million for the nine months ended September 30, 2006 as compared to net cash provided by financing activities of $3.9 million for the nine months ended September 30, 2005. The $9.1 million decrease in net cash used in financing activities was primarily related to Company repurchases of Common Stock of $9.8 million (whereas no such repurchases were made in the prior year comparable period) as well as an increase in principal payments on financed equipment of $1.0 million, partially offset by an increase in net proceeds from exercises of employee stock options of $1.7 million.
     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of September 30, 2006 and 2005, were 66 days and 58 days, respectively. The increase in DSO’s as of September 30, 2006 was related to the increase in accounts receivable principally from incremental revenues generated.
     Deferred revenues were $37.2 million at September 30, 2006 as compared to $33.0 million at December 31, 2005. The increase of $4.2 million in deferred revenues for 2006 was primarily due to increased sales from Intersourcing operations (which originate deferred revenues upon contract execution for the upfront fees and initial PEPM fees). Substantially all of the total balance in deferred revenues is related to future recurring revenues, including Intersourcing.
     The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Based upon the strength and consistency of the cash flow position as well as management’s expectations for the next twelve months, the Company chose not to renew the Credit Facility upon its expiration. The Credit Facility’s Equipment Loan, while still effective, did not have any future borrowing capacity after May 27, 2006. The outstanding balance of $0.8 million under the Equipment Loan as of September 30, 2006 is payable on or before December 31, 2008 under the payment terms of such agreement. As of September 30, 2006, the Company was in compliance with all covenants included in the terms of the Credit Facility.
     In October 2006, the Company acquired 100% of the common stock of RTIX Ltd., a United Kingdom company, and its wholly-owned U.S. subsidiary, RTIX Americas (collectively, “RTIX”) for a total consideration of $4.0 million payable in the form of $3.4 million in cash and $0.6 million in Common Stock. The Common Stock component of the total consideration is contingent upon RTIX meeting certain financial criteria within a specified timeframe. RTIX developed the performance management/appraisals solution that Ultimate Software has offered its customers since February 2006.
     During August 2006, the Company formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc. (the “Canadian Subsidiary”). The Canadian Subsidiary is expected to accommodate the Company’s future sales operations in Canada, primarily related to UltiPro Canada, which is currently under development.

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
Forward-Looking Statements
     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2005, including Exhibit 99.1 thereto, filed with the SEC on March 15, 2006. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise .

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
     Interest on the Credit Facility, which expired on May 26, 2006, was based on Prime Rate per annum. The Company chose not to renew the Credit Facility upon its expiration. The Company was charged a weighted average interest rate of 6.5% per annum during the first nine months of 2006 under the Credit Facility. As of September 30, 2006, there was no amount outstanding under the Credit Facility’s Revolver and $0.8 million outstanding under the Credit Facility’s Equipment Loan, with no future availability to draw on the Equipment Loan and payment of the outstanding balance of such Equipment Loan due on or before December 31, 2008.
     As of September 30, 2006, total investments in available-for-sale marketable securities were $17.6 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.
     Interest rate risk. As of September 30, 2006, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 5.1% per annum). In addition, the Credit Facility is a variable rate borrowing facility.
     To illustrate the potential impact of changes in interest rates, the Company has performed the following analysis based on its September 30, 2006 unaudited condensed consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair market value of the Company’s total portfolio of approximately $90 thousand over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair market value of the Company’s total portfolio of approximately $90 thousand over the next 12 months.

ITEM 4.	Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     (b) Changes in internal control over financial reporting. In connection with the evaluation required by Exchange Act Rule 13a-15, the Company’s management, including the CEO and CFO, concluded that no changes occurred during the quarter ended September 30, 2006 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities On October 30, 2000, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”). Stock repurchases may be made periodically in the open market, in privately negotiated transactions or a combination of both.
     For purposes of mitigating the expected dilution created by stock-based compensation, during the fourth quarter of 2005, the Company’s Board of Directors authorized the Company to resume repurchasing its Common Stock under the Stock Repurchase Program, commencing in 2006. The Company did not repurchase any shares of its Common Stock under the Stock Repurchase Plan in 2003, 2004 or 2005. As of September 30, 2006, an aggregate of 290,563 shares of Common Stock remained authorized for repurchase under the Stock Repurchase Plan. The extent and timing of these repurchase transactions will depend on market conditions and other business considerations.

     There were 451,790 shares of the Company’s Common Stock repurchased during the nine months ended September 30, 2006 but no repurchases made during the nine months ended September 30, 2005. As of September 30, 2006, the Company had purchased 709,437 shares of the Company’s Common Stock under the Stock Repurchase Plan. The details of Common Stock repurchases for the nine months ended September 30, 2006 were as follows:

			Total Number of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs
January 1 — 31, 2006	—	—	—	742,353
February 1 — 28, 2006	—	—	—	742,353
March 1 — 31, 2006	43,800	22.84	301,447	698,553
April 1 — 30, 2006	—	—	—	698,553
May 1 — 31, 2006	120,190	22.69	421,637	578,363
June 1 — 30, 2006	—	—	—	578,363
July 1 — 31, 2006	—	—	—	578,363
August 1 — 31, 2006	211,200	20.27	632,837	367,163
September 1 — 30, 2006	76,600	22.63	709,437	290,563

Total	451,790	$22.11	709,437	290,563

(1)	All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

(2)	On October 30, 2000, the Company announced that its Board of Directors had authorized a stock repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock pursuant to the Stock Repurchase Plan. The Company’s stock repurchase transactions will be conducted over an indefinite period of time.

ITEM 6.	Exhibits

Number	Description

10.37	Lease of Office Space by and between OMERS Realty Corporation CPP Investment Board Real Estate Holdings Inc., and The Ultimate Software Group of Canada, Inc., dated August 22, 2006 *

10.38	Indemnity Agreement between OMERS Realty Corporation CPP Investment Board Real Estate Holdings, Inc., and the Company dated August 22, 2006 *

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

*	Filed herewith

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.
Date: November 8, 2006	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)