Form 10-K
period 2006-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2007-03-16
CIK 1016125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ National Market on June 30, 2006 was approximately $445.0 million.

As of February 18, 2007, there were 25,106,529 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Ultimate Software designs, markets, implements and supports human resources, payroll and talent management solutions in the United States.

Ultimate Software’s UltiPro software (“UltiPro”) is a comprehensive, single source Web-based solution designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement. The solution includes feature-sets for talent acquisition and hiring, human resources compliance, online benefits enrollment and management, payroll, performance management and appraisals, learning management, reporting and analytical decision-making tools, time and attendance, and a self-service Web portal for executives, managers, administrators, and employees.

Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering managers and staff to analyze workforce trends for better decision making, accessing critical information quickly and performing routine business activities efficiently.

UltiPro is marketed primarily through the Company’s direct sales team. Ultimate Software has 1,400 customers, representing approximately 9,000 companies. Based upon October 2006 market data from Hoovers and Dun & Bradstreet, Ultimate Software estimates that its approximate market share is 3 percent in the 15,000 employee and larger space; 4 percent in the 600 to 15,000 employee space, and 2 percent in the 200 to 600 employee space.

Ultimate Software’s hosted offering, branded “Intersourcing” (the “Intersourcing Offering”), provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model, Ultimate Software provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at two data centers, one located in Miami, Florida and the other in Atlanta, Georgia. Both data centers are managed by International Business Machines (“IBM”).

As part of its comprehensive HR, payroll and talent management solutions, Ultimate Software provides implementation and training services to its customers as well as support services, which have been certified by the Support Center Practices Certification program for eight consecutive annual evaluations. UltiPro leverages the Microsoft technology platform, which is recognized in the industry as a cost-effective, reliable and scalable platform.

In October 2006, the Company acquired 100% of the common stock of RTIX Limited, a United Kingdom company, now known as The Ultimate Software Group UK Limited, and its wholly-owned U.S. subsidiary, RTIX Americas, Inc. (collectively, “RTIX”) (the “RTIX Acquisition”). RTIX developed the performance management, appraisals, and learning management solution (“RTIX Products”) that Ultimate Software has offered its customers since February 2006. The Company’s newly acquired subsidiary, RTIX Ltd. is currently marketing and selling the RTIX Products in the United Kingdom as UltiPro Talent Management, a stand-alone product set.

In October 2006, the Company acquired the rights to the source code from First Advantage Corporation for its third party recruitment product, the integrated online recruitment/talent acquisition solution that Ultimate Software has offered its customers since April 2005 (“Recruitment”).

As previously disclosed, Ultimate Software and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), an existing business service provider (“BSP”) of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and mid-size business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. During 2005, Ceridian continued to be financially obligated to pay, and did pay, Ultimate Software a minimum fee of $500,000 per month. Effective January 1, 2006, these minimum fee payments increased 5% per annum, in accordance with the terms of the Original Ceridian Agreement, and are subject to further 5% per annum increases, compounded annually, effective January 1, 2007. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $35.4 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in subscription revenues (a component of recurring revenues) from the Original Ceridian Agreement until its termination. The amount of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2006, totaling $7.7 million, was the same as that recognized in 2005 and 2004. Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement will terminate on March 9, 2008 (unless terminated earlier for an uncured material breach).

Ultimate Software is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990.

During August 2006, the Company formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., to accommodate the planned sales of the Company’s products in Canada. Pursuant to the RTIX Acquisition in October 2006, the Company expanded business operations to the United Kingdom. Ultimate Software’s headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (954) 331-7000. The Company’s revenues for the year ended December 31, 2006 include revenues of RTIX, beginning in October 2006 and, as a result of the RTIX Acquisition, include assets in the United Kingdom as of December 31, 2006. There are no material assets or revenues in Canada as of December 31, 2006.

Revenue Sources

The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).

Recurring revenues consist of maintenance revenues, Intersourcing revenues from the Company’s hosted offering of UltiPro and, to a lesser extent, subscription revenues from per-employee-per-month (“PEPM”) fees generated by business partners, principally Ceridian. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s products under software license agreements. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting (defined below), and revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services. Ongoing PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenues (a component of recurring revenues in the consolidated statements of operations) as the services are delivered.

Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed to the extent the pricing for such services is on a time and materials basis and the payment terms are within the Company’s ordinary and customary payment cycle. In the event payments for services are outside the ordinary and customary period for the Company, the related revenues are recognized as payments come due based on their relative fair values. Other services are recognized as the product is shipped or as the services are rendered, depending on the specific terms of the arrangement.

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

License revenues include revenues from software license agreements for the Company’s products, entered into between the Company and its customers in which the license fees are non-cancellable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits, which are included with deferred revenues in the consolidated balance sheets.

The percentage contribution for each of the three principal sources of revenue was as follows:

	For the Years Ended December 31,
	2006	2005	2004

Revenues:
Recurring	55.7%	56.7%	54.2%
Services	33.6	31.5	34.6
License	10.7	11.8	11.2

Total revenues	100.0%	100.0%	100.0%

Features of UltiPro

Ultimate Software’s UltiPro product is a payroll and talent management solution designed to offer the following features to its customers:

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

Feature-Rich, Built-in Functionality. UltiPro includes human resources, payroll, and benefits management, comprehensive reporting (more than 600 standard and customizable reports delivered, including government compliance reporting and strategic analytics), a workforce portal with Web-based employee and manager self-service, Web-based benefits enrollment, Web employee administration (including workflow), recruitment and training management, time and attendance management, workforce scheduling, and compensation and performance management. Based upon the amount of built-in and integrated functionality, the Company believes that UltiPro minimizes the need for extensive customizations or changes to source code, facilitates streamlined management of the total employment cycle, enables organizations to minimize the time invested in tactical, burdensome HR/payroll administrative activities, and provides strategic HR management reports and tools.

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

Leveraging of Leading Technologies. Ultimate Software has consistently focused on identifying leading technologies and integrating them into its products. UltiPro leverages Microsoft’s technical architecture as well as XML to increase design efficiencies within the system and particularly for workflow capabilities.

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

Ease of Use and Navigation. Ultimate Software designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the payroll and talent management areas. UltiPro uses familiar Internet interface techniques and functions through a Web browser, which the Company believes makes it convenient and easy to use. A customer’s executives, managers, administrators and employees have Web access to manage payroll and employee functions, run reports or find answers to routine questions through an intuitive user interface. The Company refers to this easy navigation as “Two clicks to anywhere.”

Comprehensive Customer Services and Industry-Specific Expertise. Ultimate Software believes it provides the highest quality customer services, including on-demand hosting services, professional implementation services, knowledge management (or training) services and ongoing product and customer support services. As of December 31, 2006, Ultimate Software employed approximately 263 people in customer services, which includes the implementation, product support, technical support and knowledge management (or training) departments and approximately 30 additional people in hosting services. Ultimate Software’s customer support center has received the Support Center Practices (“SCP”) Certification for the eighth consecutive year. The SCP program was created by the Service & Support Professionals Association (SSPA) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate Software employs a dedicated research team to track jurisdictional tax changes to the more than 12,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

Technology

Ultimate Software seeks to provide its clients with optimum performance, advanced functionality and ease of scalability and access to information through the use of leading Internet standard technologies. The UltiPro solution was designed to leverage cutting-edge technologies such as XML and Web Services that use open standards to provide customers with a cost-effective platform for performing critical business functions rapidly over the Web and allowing different systems to communicate with one another. The use of Microsoft technology helps the Company to deliver what it believes to be a highly deployable and manageable payroll and talent management solution that includes the following key technological features:

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

Application Framework. Ultimate Software has designed certain aspects of its system using a multi-tiered architecture in order to enhance the system’s speed, flexibility, scalability and maintainability. When an application’s logic resides only on a client workstation, a user’s ability to process high volume data transactions is limited. When the logic resides only on a server, the user’s interactive capabilities are reduced. To overcome such limitations, Ultimate Software built more separation into the application design to increase the extensibility, scalability and maintainability of the application. The UltiPro application consists of several core components in a layered architecture that leverages Microsoft technology. UltiPro’s multi-layered architecture, including an Operating System Layer, Business Logic Layer, Presentation Layer and User Interface Layer, makes it easier to update and maintain UltiPro, as well as integrate UltiPro with other enterprise systems. The Company believes that UltiPro’s application framework provides a highly extensible set of services that can scale depending on the customer’s business size. In addition, UltiPro was built using a data-driven, object-oriented application framework that enhances the development and usability of the solution. Object-oriented programming features code reusability and visual form/object inheritance, which decrease the time and cost of developing and fully implementing a new system. With object-oriented programming, system updates do not overwrite prior customizations to the system because custom changes are sub-classed objects that reside “outside” the core program.

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

UltiPro Workforce Management Software (“UltiPro”)

Ultimate Software’s UltiPro software (“UltiPro”) is a comprehensive, single source Web-based solution designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement. UltiPro’s HR and benefits management functionality is wholly integrated with a flexible payroll engine, reporting and analytical decision-making tools, and a central Web portal that can serve as the customer’s gateway for its workforce to access company-related activities. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administration and operational costs, while also empowering executives and staff to access critical information quickly and perform routine business activities more efficiently.

UltiPro includes, but is not limited to, the following functionality:

UltiPro’s Business/Employee Portal. UltiPro’s Web portal can act as the gateway to business activities for a company’s executives, management team, HR/payroll staff, administrators, and employees. Ultimate Software believes that UltiPro’s portal allows its customers to improve service to their employees through better communications and save time because managers and administrators can complete hundreds of common employee-related tasks, including administering benefits, managing staff and accessing reporting and business intelligence in real-time, from one central location. UltiPro also enables companies to provide on-demand access to company and personal information for their employees over the Web.

Human Resources. UltiPro tracks HR-related information including employment history, performance, job and salary information, career development, and health and wellness programs. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting, including Consolidated Omnibus Budget Reconciliation Act compliance; Health Insurance Portability & Accountability Act certificates; Occupational Safety & Health Administration and workers’ compensation; Family Medical Leave Act tracking; and Equal Employment Opportunity compliance. UltiPro also enables compliance with the Health Insurance Portability & Accountability Act confidentiality legislation for protecting sensitive data such as employee social security numbers. eHuman Resources includes benefits administration, recruitment and staffing tools, compensation management and training management functionality.

UltiPro Talent Management

•	Recruitment. UltiPro Recruitment delivers a “one-stop shopping” solution for companies to recruit, acquire, and hire the most qualified candidates. By automating the entire recruiting and applicant tracking process, UltiPro Recruitment enables hiring managers, recruiters, and HR staff to track and manage all recruitment tasks such as posting open jobs, reviewing resumes, screening candidates, and scheduling interviews from the central UltiPro portal.

•	Performance Management. UltiPro Performance Management helps companies maximize talent development and improve employee satisfaction by automating and enhancing performance evaluations and using competency-based employee development. UltiPro’s performance management streamlines the processes of evaluating performance and completing performance appraisals, performing competency assessments, identifying top performers for succession planning, and tracking and executing coaching and development plans.

•	Learning Management. UltiPro Learning Management (expected to be released in mid-2007) will provide tools designed for organizations to effectively manage employee learning objectives and company training activities. From initial planning and logistics to course and content evaluation, UltiPro will facilitate the training registration process, track program costs, and record employee training achievements. UltiPro Learning Management is expected to bring relevant training options to employee and manager desktops. Employees will be able to view course schedules and descriptions and register online, and managers can approve staff training requests over the Web. UltiPro Learning Management will be integrated with UltiPro’s performance management so that competency-based learning goals set during performance evaluation and coaching plans are linked to upcoming training courses to ensure completion.

Benefits Administration. UltiPro allows companies to match all of the health, welfare, dental, vision, and other benefits that their organizations offer employees, set up and administer benefit plans, and enables employees to check benefit options and coverage from the UltiPro portal. UltiPro eliminates the need for duplicate rules, duplicate data entry, and reconciliation reporting because it stores details for deductions and benefit plans in one common table. This includes rules for coverage, premium and employer match computations, and eligibility and participation determination.

Benefits Enrollment. With Benefits Enrollment, employees can review their benefit choices and make selections on the Web. Benefits administrators can set up enrollment sessions over the Web and use tools to monitor the enrollment progress. Benefits Enrollment also guides employees through all of the benefit and personal information changes necessary as a result of a life event such as getting married, having a baby or moving.

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

Time, Attendance, and Scheduling. Through a strategic partnership with Workbrain Corporation, Ultimate Software has the right to market and distribute Workbrain’s time and attendance product, referred to as Workbrain Express, to Ultimate Software’s customer base and prospective customers as part of the UltiPro solution. Ultimate Software has rebranded Workbrain Express as UltiPro Time and Attendance, marketing the components as UltiPro Time, UltiPro Leave Management, and UltiPro Workforce Scheduling (collectively, “UTA”). Ultimate Software is the single-source contact for customer implementations and ongoing solution support for UTA. UTA is Web-based and integrated with UltiPro’s payroll, HR, and benefits functionality. UltiPro Time and Attendance tracks time and attendance labor metrics and supports a variety of time-capture mechanisms. UltiPro Leave Management includes all of the functionality required to effectively track and manage employee leave. UltiPro Workforce Scheduling features industry-specific employee scheduling options to ensure that organizations in different environments deploy employees in an efficient and legislatively compliant manner.

Manager Self-Service. As authorized, managers have self-service access to staff information such as salary, compensation history, key dates and emergency contacts, with reporting and workforce analysis tools to facilitate decision-making. A customer’s managers can view and update staff information, manage department activities, post job openings, leverage recruiting and hiring tools, and perform Web queries on workforce data. UltiPro’s document management features can be used to house and categorize employee-related documents such as drivers’ licenses, consent forms, and completed I-9s with required identification. Administrators and managers have the ability to attach Microsoft Word documents, PDFs, JPEG files, spreadsheets, or any other file types supported by Microsoft Internet Explorer to employee files. The documents can be grouped and sorted to individual requirements, as necessary.

Employee Self-Service. UltiPro Employee Self-Service gives a customer’s employees immediate security-protected access to view their own paycheck details and benefits summaries, frequently used forms and company information. They can also update personal information such as address, phone number, emergency contacts and skills; change preferences such as direct deposit accounts and benefits selections; make routine requests such as asking for vacation time; and enroll in training.

Administration. UltiPro’s Administration includes Work Events, Standard Reporting, and System Administration. Work Events enables users to authorize HR/payroll staff, managers or supervisors to make updates on the Web through more than 100 pre-defined workflow processes to expedite business activities such as hiring an employee or inputting a salary increase. Standard Reporting allows authorized managers or HR/payroll staff to run standard UltiPro reports, including upcoming performance reviews, headcount reports, average salary reports, government compliance reports, general ledger reporting, and other point-in-time HR/payroll reports from the Web without requiring the time of central HR/payroll or IT staff. System Administration was designed for the non-technical user to administer UltiPro’s roles-based security, built-in workflow and system business rules, as well as enable system administrators to post company communications, link to external Web sites from the UltiPro portal, and, through UltiPro’s Palette feature, select the colors of UltiPro’s Web pages to match the customer’s own company image.

Other Key Features. UltiPro also includes tax management to deliver Federal, state and local tax updates automatically every quarter as part of the core solution; Enterprise Integration Tools that provide the ability to interface with third-party applications and providers such as general ledger, tax filing services, time clocks, banks, 401(k) and benefit providers, check printing services and unemployment management services; employee debit cards; paycheck printing; garnishments and wage attachment management; paycheck modeling; employment verification services; employment tax credits; employee assistance, health and wellness, and work-life balance programs; unemployment tax management; pre-employment screening services; test environment services; and disaster recovery services.

Intersourcing Offering

The Company offers a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at data centers located in Miami, Florida and in Atlanta, Georgia, both managed by IBM (the “Intersourcing Offering”). Different types of hosting arrangements include the sale of hosting services as a part of the Intersourcing Offering and, to a lesser extent, the sale of hosting services to customers that license UltiPro on a perpetual basis (“Base Hosting”). Hosting services, typically available in a shared environment, provide Web access to UltiPro, including comprehensive talent management functionality for organizations that need to simplify the information technology (IT) support requirements of their business applications and are priced on a PEPM basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the related data center.

The Intersourcing Offering is designed to provide an appealing pricing structure to customers who prefer to minimize the initial cash outlay associated with typical capital expenditures. Intersourcing customers purchase the right to use UltiPro on an ongoing basis for a specific term in a shared or dedicated hosted environment and the arrangement can typically be renewed after its initial term has expired. The pricing for Intersourcing, including both the hosting element as well as the right to use UltiPro, is on a PEPM basis.

Research and Development Activities

Ultimate Software incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of its business. Such research and development expenses are for enhancements and future betterments to the Company’s existing products and for the development of new products. During 2006, 2005 and 2004, the Company spent $24.3 million, $20.2 million and $18.3 million, respectively, on research and development activities. During 2006 and 2005, $1.8 million and $0.2 million, respectively, of research and development expenses were capitalized for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality. UltiPro Canada is being built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada is designed to provide HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). Capitalization of software costs for UltiPro Canada began during the fourth fiscal quarter of 2005, when technological feasibility (as defined by Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”) (“SFAS No. 86”) was attained. In accordance with SFAS No. 86, software capitalization for UltiPro Canada will end when it is available for general release to Ultimate Software’s customers, which is expected to occur in approximately the second half of fiscal 2007. There were no software costs capitalized in 2004.

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

Ultimate Software has an experienced team of system and functional consultants that are dedicated to assisting customers with rapid implementations. In addition, Ultimate Software provides its customers with the opportunity to participate in formal training programs conducted by its knowledge management services team. Training programs are designed to increase customers’ ability to use the full functionality of the product, thereby maximizing the value of customers’ investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, customizing the system and creating custom reports. The Company maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; and at its headquarters in Weston, Florida. In addition to offering classes at these facilities, the Company conducts Web-based training and on-site training at remote locations. After customers have implemented UltiPro and have been turned over to the Company’s customer support and maintenance program, the Company assigns a customer relationship manager to the account to assist customers on an ongoing basis with special projects, including enhancing their existing systems, managing upgrades and writing custom reports. These services, like all of the Company’s professional services, are typically billed on a time and materials basis.

Customer Support and Maintenance. Ultimate Software offers comprehensive technical support and maintenance services, which have historically been purchased by all of its customers. Ultimate Software’s customer support center has received the Support Center Practices Certification sponsored by the Service Strategies Corporation (SSC) for the eighth consecutive year. This certification recognizes companies that “deliver exceptional service and support to their customers.” Ultimate Software’s customer support services include: software updates that reflect tax and other legislative changes; telephone support 24 hours a day, 7 days a week; unlimited access to the Company’s employee tax center on the World Wide Web; seminars on year-end closing procedures; and periodic newswires. In addition, the Company’s customer support services team maintains a support Web site for its customers and individual representatives attend user-organized user group meetings on a routine basis throughout the United States.

Customers

As of December 31, 2006, Ultimate Software had provided its software to more than 1,400 customers that represent approximately 9,000 companies. Ultimate Software’s customers operate in a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and services. During 2006, 2005 and 2004, one of the Company’s customers, Ceridian, accounted for 7%, 9% and 16%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in 2006, 2005 or 2004. The decrease in the percentage of total revenues contributed by Ceridian in 2006 and 2005 resulted from the expiration of the Ceridian Services Agreement on December 31, 2004 combined with the fixed nature of the recurring revenues recognized pursuant to the Original Ceridian Agreement when total revenues increased in both 2006 and 2005 as compared to the previous years. The Company anticipates a continued reduction in the percentage of total revenues contributed by Ceridian, as fixed recurring revenues under the Original Ceridian Agreement of $642,000 per month will be recognized until the termination of the Original Ceridian Agreement on March 9, 2008 and total revenues are expected to continue to increase in comparison to prior years.

Sales and Marketing

Ultimate Software markets and sells its products and services primarily through its direct sales force.

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

With a license sale, the terms of the Company’s sales contract typically include a license agreement for the product, an annual maintenance agreement, per-day training rates and hourly charges for implementation services. Typical payment terms include a deposit at the time the contract is signed and additional payments on specific payment dates designated in the contract. Payment for implementation and training services under the contract is typically made as such services are provided. A service sale is a hosting, or Intersourcing, agreement that typically requires, but is not limited to, a PEPM fee, setup fees and hourly charges for implementation.

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

Intellectual Property Rights

The Company’s success is dependent, in part, on its ability to protect its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying or use, which could materially adversely affect the Company’s business, operating results and financial condition.

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

Ultimate Software’s competitors include (i) large service bureaus, primarily ADP and, to a lesser extent, Ceridian; and (ii) companies, such as PeopleSoft/Oracle, Lawson and Kronos that offer human resource management and payroll (“HRMS/payroll”) software products for use on mainframes, client/server environments and/or Web servers. Many of Ultimate Software’s competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s prospective customers.

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

Backlog

Backlog consists of Intersourcing and Base Hosting services sold under signed contracts for which the services have not yet been delivered. At December 31, 2006, the Company had backlog of $60.0 million compared to $33.1 million as of December 31, 2005. The Company expects to fill approximately $41.5 million of the backlog during 2007. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

As of December 31, 2006, the Company employed 623 persons, including 92 in sales and marketing, 202 in professional services, 163 in research and development, 66 in customer support, 64 in information technology and hosting technical services and 36 in finance and administration. The Company believes that its relations with employees are good. However, competition for qualified personnel in the Company’s industry is generally intense and the management of the Company believes that its future success will depend, in part, on its continued ability to attract, hire and retain qualified personnel.

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

As of December 31, 2006, Ultimate Software’s corporate headquarters, and its principal administrative, development, customer support, finance, marketing and information technology operations, were located in Weston, Florida. The Company’s principal facilities are described below:

	Size	Lease
Location	(sq. ft.)	Termination	General Use

Weston, FL – HQ	39,872	1/31/2017	Administration, Development and Customer Support
Weston, FL – HQ	21,392	1/31/2018	Sales Administration, Marketing, Executives and Finance
Atlanta, GA (1)	24,609	7/31/2013	Professional Services and Customer Support
Weston, FL – HQ (2)	9,000	3/31/2011	Knowledge Management Services, Development and Implementation Services Administration
Weston, FL – HQ (3)	5,000	Owned	Information Technology
Toronto, Ontario (4)	2,251	9/30/2009	Sales and Customer Support
Harrogate, North Yorkshire, England (5)	5,063	2/20/2010	UK Operations, including Development, Customer Support, Sales and Administration

(1)	During the second fiscal quarter of 2006, the Company entered into a 79-month lease agreement with Galleria 600 LLC, in Atlanta, Georgia. The Company moved a portion of its service and support operations into this building in August 2006. In August 2006, the Company amended the lease to expand the premises by 10,300 square feet, extend the lease term to 2013 and increase the monthly rental amount.

(2)	In August 2005, the Company entered into a five-year lease agreement for a fourth headquarters building located in Weston, Florida near the other three locations. The Company moved a portion of its operations into this building in April 2006.

(3)	In December 2004, the Company purchased, with available cash, all the available square footage of a building adjacent to its main headquarters buildings that serves as an extension of the Company’s corporate headquarters.

(4)	During the third fiscal quarter of 2006, the Company entered into a three-year lease agreement for office space in Toronto, Ontario, to accommodate future growth into Canada.

(5)	As part of the RTIX Acquisition, the Company assumed a five-year lease for office space used for the United Kingdom operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Common Stock, as quoted on the NASDAQ National Market.

	2006		2005
	High	Low	High	Low

First Quarter	$26.000	$19.170	$16.060	$11.960
Second Quarter	27.060	18.900	16.940	13.810
Third Quarter	24.450	17.080	18.900	15.830
Fourth Quarter	26.370	22.180	20.290	15.950

As of February 16, 2007, the Company had approximately 128 holders of record, representing approximately 4,000 stockholder accounts.

The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The payment of dividends in the future, if any, will be at the discretion of the Board of Directors. Under the terms of the Company’s credit agreement with Silicon Valley Bank, the Company may not pay dividends without the prior written consent of Silicon Valley Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information

	( a )		( c )
	Number of		Number of Securities
	Securities to be	( b )	Remaining Available for
	Issued upon	Weighted – Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
Plan Category	and Rights	and Rights	Column ( a ))

Equity compensation plans approved by security holders	4,921,985	$10.07	575,931
Equity compensation plans not approved by security holders	–	–	–

Total	4,921,985	$10.07	575,931

Performance Graph. The following graph compares the cumulative total stockholder returns on the Company’s Common Stock for the five year period covering December 31, 2001-December 31, 2006, on a quarterly basis, with the cumulative total return of The Nasdaq Stock Market — US (the “Nasdaq Market”) Index and the RDG Software Composite Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Ultimate Software Group, Inc., The NASDAQ Composite Index
And The RDG Software Composite Index

*	Assumes the investment of $100 on December 31, 2001 and reinvestment of dividends (no dividends were declared on the Company’s Common Stock during the period).

Issuance of Equity Securities. On October 5, 2006, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the stockholders of RTIX Limited (the “RTIX Stockholders”) to acquire 100% of the common stock of RTIX Limited in exchange for a combination of $3,400,000 in cash and 27,897 shares of the Company’s Common Stock, $0.01 par value per share (“Common Stock”) (the “Stock Consideration”) issuable upon the satisfaction of the contingency discussed below. The acquisition was completed on October 5, 2006 and the cash consideration of $3.4 million was paid at that time.

Pursuant to the Stock Purchase Agreement, the Stock Consideration is subject to a downward adjustment based on RTIX’s recurring revenues over a twelve-month period beginning October 5, 2006, recorded in accordance with generally accepted accounting principles in the United States, and will be delivered within 30 days after the final determination of any such adjustments. The Company did not record the impact of the issuance of the Stock Consideration as of December 31, 2006 and will evaluate the recurring revenues of RTIX on a monthly basis, cumulative from October 5, 2006, to determine when and the extent to which the contingency has been satisfied, at which time the Stock Consideration will be recorded in the Company’s consolidated financial statements.

The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D thereunder for the exemption from registration of the sale of such shares of Common Stock issued to the RTIX Stockholders. The RTIX Stockholders represented their intention to acquire the shares of the Common Stock of the Company for investment purposes only, and not with a view towards the sale or distribution thereof; their knowledge, skill and experience in business, financial and investment matters, their ability to evaluate the merits and risk and bear the economic risks of such investment in the Company’s Common Stock; that they are “accredited investors” as defined in Regulation D promulgated under the Securities Act; and that they were given the opportunity to ask questions of, and receive answers from, the Company concerning the Company’s business. The RTIX Stockholders received, or had access to, material information concerning the Company and the appropriate legends were affixed to the certificates evidencing the shares of Common Stock issued in the transaction.

Purchases of Equity Securities by the Issuer. On October 30, 2000, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”). For purposes of mitigating the expected dilution created by stock-based compensation, during the first quarter of 2006, the Company’s Board of Directors authorized the Company to resume repurchasing its Common Stock under the Stock Repurchase Program, commencing in 2006. There were 451,790 shares of the Company’s Common Stock repurchased during 2006 but no repurchases were made during 2005 or 2004. As of December 31, 2006, an aggregate of 290,563 shares of Common Stock remained authorized for repurchase under the Stock Repurchase Program.

On February 6, 2007, the Company’s Board of Directors extended the Stock Repurchase Plan, authorizing the repurchase of up to 1,000,000 additional shares of the Company’s issued and outstanding Common Stock (the “Increased Shares Authorized”). As a result of the Increased Shares Authorized, there were 1,290,563 shares of Common Stock available for repurchase under the Stock Repurchase Program as of February 6, 2007. Stock repurchases may be made periodically in the open market, in privately negotiated transactions or in a combination of both. The extent and timing of these repurchase transactions will depend on market conditions and other business considerations.

As of December 31, 2006, the Company had purchased 709,437 shares of the Company’s Common Stock under the Stock Repurchase Plan. The details of Common Stock repurchases for the year ended December 31, 2006 were as follows:

			Total Cumulative Number of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs

January 1 – 31, 2006	–	–	–	742,353
February 1 – 28, 2006	–	–	–	742,353
March 1 – 31, 2006	43,800	22.84	301,447	698,553
April 1 – 30, 2006	–	–	–	698,553
May 1 – 31, 2006	120,190	22.69	421,637	578,363
June 1 – 30, 2006	–	–	–	578,363
July 1 – 31, 2006	–	–	–	578,363
August 1 – 31, 2006	211,200	20.27	632,837	367,163
September 1 – 30, 2006	76,600	22.63	709,437	290,563
October 1 – 31, 2006	–	–	–	290,563
November 1 – 30, 2006	–	–	–	290,563
December 1 – 31, 2006	–	–	–	290,563

Total	451,790	$22.11	709,437	290,563

(1)	All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

(2)	On October 30, 2000, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s Common Stock pursuant to the Stock Repurchase Plan. On February 6, 2007, the Company’s Board of Directors extended the Stock Repurchase Plan, authorizing the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock. The Company’s stock repurchase transaction will be conducted over an indefinite period of time.

Item 6.	Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statement of operations data presented below for each of the years in the three-year period ended December 31, 2006 and the balance sheet data as of December 31, 2006 and 2005 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Form 10-K, which have been audited by KPMG LLP whose report appears elsewhere in this Form 10-K. The statement of operations data below for the years ended December 31, 2003 and December 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from audited consolidated financial statements not included herein.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Revenues:
Recurring	$63,935	$50,259	$39,049	$29,344	$19,345
Services	38,617	27,894	24,924	23,478	23,634
License	12,259	10,450	8,055	7,594	12,170

Total revenues	114,811	88,603	72,028	60,416	55,149

Cost of revenues:
Recurring	17,875	13,740	11,961	9,495	8,098
Services	30,256	21,410	18,448	17,277	18,267
License	1,389	709	993	807	1,163

Total cost of revenue	49,520	35,859	31,402	27,579	27,528

Gross profit	65,291	52,744	40,626	32,837	27,621

Operating expenses:
Sales and marketing	29,382	21,783	20,630	17,788	17,479
Research and development	22,471	19,999	18,317	18,229	17,675
General and administrative	10,648	8,131	6,806	5,871	6,890

Total operating expenses	62,501	49,913	45,753	41,888	42,044

Operating income (loss)	2,790	2,831	(5,127)	(9,051)	(14,423)
Interest expense	(195)	(225)	(182)	(221)	(283)
Interest and other income	1,538	819	285	103	138

Net income (loss)	$4,133	$3,425	$(5,024)	$(9,169)	$(14,568)

Net income (loss) per share – Basic (1)	$0.17	$0.15	$(0.23)	$(0.49)	$(0.90)

Net income (loss) per share – Diluted (1)	$0.15	$0.13	$(0.23)	$(0.49)	$(0.90)

Weighted average number of shares outstanding:
Basic (1)	23,853	23,040	21,743	18,738	16,189

Diluted (1)	26,978	26,288	21,743	18,738	16,189

Balance Sheet Data:
Cash and cash equivalents	$16,734	$17,731	$14,766	$13,783	$8,974
Investments in marketable securities	16,286	15,035	10,544	–	–
Total assets	93,530	69,581	52,546	35,812	31,143
Deferred revenue	42,969	33,031	28,476	24,610	27,815
Long-term borrowings, including capital lease obligations	1,610	1,828	1,231	796	1,206
Stockholders’ equity (deficit)	31,022	23,546	13,524	1,661	(7,368)

(1)	See Note 2 of the Notes to Consolidated Financial Statements for information regarding the computation of net income (loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Ultimate Software’s UltiPro software (“UltiPro”) is an end-to-end, single source Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from compensating and managing benefits to recruiting and hiring to terminating, whether the customer’s processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s end-to-end functionality includes comprehensive online recruitment tools, human resources (“HR”) and benefits management, a strong payroll engine, time and attendance management, workforce scheduling, on-line benefits enrollment, training management, performance and learning management, reporting and analytical decision-making tools, and a self-service Web portal for executives, managers, administrators, and employees. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering managers and staff to analyze workforce trends for better decision making, access critical information quickly and perform routine business activities efficiently.

The Company’s main sources of revenues include sales from the Intersourcing Offering (defined below), sales of perpetual software licenses for UltiPro (and the related annual maintenance) and sales of services (mostly implementation) related to both Intersourcing and license sales.

Since 2002, the Company’s business strategy has been to sell its UltiPro software offerings primarily on a recurring revenue basis, with perpetual software licenses of UltiPro offered to customers that do not prefer a subscription-based arrangement. The primary focus is to maximize the recurring revenue streams in an effort to minimize the volatility and unpredictable nature of a business strategy predominantly focused on license sales. Prior to 2002, the Company’s business strategy was centered on sales of perpetual software licenses of UltiPro.

The primary sources of the Company’s recurring revenue stream are hosting services, branded “Intersourcing”, and product maintenance (i.e., software updates and telephone customer support). Other recurring revenue sources include subscription revenues from third-party business service providers (BSPs) and recurring revenues from the Original Ceridian Agreement. See also “Overview – Original Ceridian Agreement.”

Ultimate Software offers hosting services at two separate data center locations – the original location in Miami, Florida, which was opened in 2002, and the location opened in August 2005 in Atlanta, Georgia. With Intersourcing, Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at its data centers. Operations of the facilities at both data centers are managed by

International Business Machines. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.

For the past several years (following the introduction of its Intersourcing offering in 2002), the revenue mix in the Company’s sales production has favored Intersourcing. Management believes that this trend in sales mix composition will continue to occur in the foreseeable future, with a concentration of unit sales in Intersourcing. Management also believes the shift in sales mix has helped to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams. Intersourcing sales include a one-time upfront fee, priced on a per-employee basis, and ongoing monthly fees, priced on a per-employee-per-month (“PEPM”) basis. Upfront fees associated with the Intersourcing sale are recognized as recurring subscription revenues ratably over the term of the related contract beginning when the related customer processes its first live payroll (or goes “Live”). Ongoing monthly PEPM fees are recognized as recurring subscription revenues each month commencing when the related customer goes Live.

In connection with the Company’s business strategy, an internal financial metric used by the Company in measuring future financial performance is new annual recurring revenues. New annual recurring revenues (“ARR”) represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new business service providers (“BSPs”), as well as recurring revenues from new sales by existing BSPs; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during 2006 were $24.5 million as compared to $16.5 million for 2005. The main contributors to the increase in new ARR were new sales from the Company’s hosted model Intersourcing (including prorated one-time fees) and, to a lesser extent, an increase in annual recurring maintenance revenues related to new license sales.

Acquisition

On October 5, 2006, the Company acquired 100% of the common stock of RTIX Limited, a United Kingdom company, now known as The Ultimate Software Group UK Limited, and its wholly-owned U.S. subsidiary, RTIX Americas, Inc. (collectively, “RTIX”) (the “RTIX Acquisition”), for a total consideration of $4.0 million payable in the form of $3.4 million in cash and 27,897 shares of the Company’s Common Stock, per value $0.01 per share (“Common Stock”) (the “Stock Consideration”). The Stock Consideration is contingent upon RTIX meeting certain financial criteria within a specified timeframe. RTIX developed the performance management/appraisals solution that Ultimate Software has offered its customers since February 2006. See Note 3 of the Notes to Consolidated Financial Statements for information regarding the purchase price allocation for the RTIX Acquisition.

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

Revenue Recognition

Sources of revenue for the Company include:

•	Sales of the right to use UltiPro through Intersourcing (the “Intersourcing Offering”), which includes Hosting Services (defined below);

•	Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (“Hosting Services”);

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro (“Base Hosting”);

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from PEPM fees earned through the Intersourcing Offering and Base Hosting, amortization of Intersourcing or Hosting Services’ one-time fees, revenues generated from the Original Ceridian Agreement and, to a lesser extent, PEPM fees from the BSP sales channel;

•	Sales of perpetual licenses for UltiPro; and

•	Sales of services including implementation, training (also known as knowledge management) and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to BSPs.

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

Sales of Base Hosting Services

Subscription revenues generated from Base Hosting are recognized in accordance with EITF No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing hosting services subsequently in a separate transaction, whereas with Intersourcing the customer is purchasing the right to use (not license) UltiPro. Implementation services provided for Base Hosting arrangements are less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based on the Hosting Valuation. The fair value for implementation services is based on the Implementation Valuation in accordance with guidelines provided by SOP 97-2.

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

To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the business service providers (or “BSP”) sales channel, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services. In the cases of Intersourcing and Base Hosting sales, amortization of the upfront fees commences when the customer processes its first Live payroll, which typically occurs four to six months after the sale, and extends until the end of the initial contract period. In the case of BSP channel sales, amortization of the upfront fee typically commences when the contract is signed, which is when the BSP’s rights under the agreement begin, continuing until the initial contract term ends. Ongoing PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered, typically on a monthly basis.

Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement have been recognized ratably over the minimum term of the contract, which extends until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $35.4 million received to date. The amount of subscription revenue recognized under the Original Ceridian Agreement during 2006, $7.7 million, was the same as that recognized in 2005. The Company expects to continue to recognize $642,000 per month (or $7.7 million per annum) as recurring subscription revenue until March 9, 2008 when the Original Ceridian Agreement terminates.

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

Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a PEPM basis. Revenue is recognized on a PEPM basis. To the extent the BSP pays the Company a one-time upfront fee, the Company accounts for such fee by recognizing it as subscription revenue over the minimum term of the related agreement.

Perpetual Licenses for UltiPro Sold With or Without Hosting Services

Sales of perpetual licenses for UltiPro and sales of perpetual licenses for UltiPro in conjunction with Hosting Services are multiple-element arrangements that involve the sale of software and consequently fall under the guidance of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” for revenue recognition.

The Company licenses software under non-cancelable license agreements and provides services including maintenance, implementation consulting and training services. In accordance with the provisions of SOP 97-2, license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the audited consolidated statements of operations until all such criteria are met.

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

Concentration of Revenues

During the years ended December 31, 2006, 2005 and 2004, Ceridian accounted for 6.7%, 8.7% and 15.5%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. The Ceridian Services Agreement, under which services revenues were recognized in 2004, expired on December 31, 2004 and no services revenues were recognized with respect to it in 2005 or thereafter. See Note 2 of the Notes to Consolidated Financial Statements.

The decrease in the percentage of total revenues contributed by Ceridian in 2006 and 2005 resulted from the expiration of the Ceridian Services Agreement on December 31, 2004, combined with the fixed nature of the recurring revenues recognized pursuant to the Original Ceridian Agreement. As total revenues have increased each year, on a year-over-year basis, particularly with respect to the recurring revenues growth, the fixed amount of recurring revenues recognized each year from the Original Ceridian Agreement diminishes in its overall contribution and, therefore, continues to become less significant to the amount of the Company’s total revenues. The Company anticipates a continued reduction in the percentage of total revenues contributed by Ceridian, as fixed recurring revenues under the Original Ceridian Agreement of $642,000 per month are expected to be recognized until the termination of the Original Ceridian Agreement on March 9, 2008.

The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Recurring revenues	6.7%	8.7%	10.9%
Services revenues	–	–	4.6

Total revenues	6.7%	8.7%	15.5%

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

Deferred Taxes

The Company provides a valuation allowance for that portion of deferred tax assets which is not likely to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. Any reversal of the deferred tax valuation allowance is made when the Company believes that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of the deferred tax assets and related valuation allowance is based on taxable income expected to be earned over future periods which will include the utilization of previously accumulated net operating tax losses. Each quarter, the Company will continue to evaluate the amount, if any, of additional reduction or increase of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to the Company’s recent financial results as well as projected earnings over future periods. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred tax valuation allowance, in the event and to the extent the Company is able to determine that it would be able to realize the deferred tax assets in the future, a reduction in the deferred tax asset valuation allowance would increase income in the period the determination was made.

Overview

Ultimate Software designs, markets, implements and supports human resources, payroll and talent management solutions in the United States.

Ultimate Software’s UltiPro software (“UltiPro”) is an end-to-end, single source Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from compensating and managing benefits to recruiting and hiring to terminating, whether their processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s end-to-end functionality includes comprehensive online recruitment tools, human resources (“HR”) and benefits management, a strong payroll engine, time and attendance management, workforce scheduling, on-line benefits enrollment, training management, performance and learning management, reporting and analytical decision-making tools, and a self-service Web portal for executives, managers, administrators, and employees. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering managers and staff to analyze workforce trends for better decision making, access critical information quickly and perform routine business activities efficiently.

UltiPro is marketed primarily through the Company’s direct sales team. Ultimate Software has 1,400 customers, representing approximately 9,000 companies. Based upon October 2006 market data from Hoovers and Dun & Bradstreet, Ultimate Software estimates that its approximate market share is 3 percent in the 15,000 employee and larger space; 4 percent in the 600 to 15,000 employee space, and 2 percent of companies in the 200 to 600 employee space.

As part of its comprehensive HR, payroll and talent management solutions, Ultimate Software provides implementation and training services to its customers as well as support services, which have been certified by the Support Center Practices Certification program for eight consecutive annual evaluations. UltiPro leverages the Microsoft technology platform, which is recognized in the industry as a cost-effective, reliable and scalable platform.

Intersourcing Offering

In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a data center located in Miami, Florida, which is managed by IBM. In August 2005, the Company opened a second data center, which is located in Atlanta, Georgia and is also managed by IBM. Different types of hosting arrangements include the sale of Hosting Services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of Hosting Services to customers that license UltiPro on a perpetual basis. Hosting Services, typically available in a shared environment, provide Web access to UltiPro, including comprehensive learning management functionality for organizations that need to simplify the IT support requirements of their business applications and are priced on a PEPM basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data centers.

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

Under the agreement, Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. In 2006, Ceridian made monthly payments of $525,000. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the Agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $35.4 million under the Original Ceridian Agreement.

Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement will terminate on March 9, 2008 (unless terminated earlier for an uncured material breach).

During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian continues to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. Therefore, the minimum monthly fee payable to Ultimate Software from Ceridian in 2006 was $525,000.

Ultimate Software expects to continue to recognize a minimum of $642,000 per month, or $7.7 million per year, in recurring subscription revenues from the Original Ceridian Agreement until its termination on March 9, 2008.

Items Affecting Comparability between Periods

Prior to January 1, 2006, the Company accounted for share-based plans under the recognition and measurement requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, stock-based compensation expense was recognized only for grants of restricted stock awards, stock units and stock options which were granted at exercise prices less than the fair market value of the underlying Common Stock on the grant date. During the year ended December 31, 2005, while there were no grants of stock units, there were grants of restricted stock awards. For the year ended December 31, 2004, there were no grants of stock units or restricted stock awards. In addition, for the two years ended December 31, 2005 and 2004, stock options that had exercise prices less than the fair market value of the Common Stock on the grant date were granted to certain members of the Board of Directors for board services and fully vested on the grant date. Therefore, stock-based compensation expense for the year ended December 31, 2005 is related to both restricted stock awards granted and the options granted to certain members of the Board for board services, recorded in accordance with APB No. 25. Stock-based compensation expense for the year ended December 31, 2004 is related to the options granted to certain members of the Board for board services, recorded in accordance with APB No. 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Results of prior periods have not been restated.

The following table sets forth the stock-based compensation expense (“SBC”) resulting from share-based arrangements that is recorded in the Company’s consolidated statements of operations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Cost of recurring revenues	$394	$6	$–
Cost of service revenues	874	13	–
Cost of license revenues	6	–	–
Sales and marketing	2,967	395	112
Research and development	620	7	24
General and administrative	1,385	346	141

Total SBC	$6,246	$767	$277

As of December 31, 2006, $4.7 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2006, $7.6 million of total unrecognized compensation costs related to non-vested restricted stock awards and stock units is expected to be recognized over a weighted average period of 3.2 years.

Included in capitalized software on the Company’s consolidated balance sheet at December 31, 2006 was $41 thousand in stock-based compensation incurred in the development of UltiPro Canada during 2006. This amount would otherwise have been charged to research and development expense for the year ended December 31, 2006. There was no stock-based compensation included in capitalized software on the Company’s consolidated balance sheet at December 31, 2005.

Results of Operations

The following table sets forth the Statements of Operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Years Ended December 31,
	2006	2005	2004

Revenues:
Recurring	55.7%	56.7%	54.2%
Services	33.6	31.5	34.6
License	10.7	11.8	11.2

Total revenues	100.0	100.0	100.0

Cost of revenues:
Recurring	15.6	15.5	16.6
Services	26.4	24.2	25.6
License	1.2	0.8	1.4

Total cost of revenues	43.2	40.5	43.6

Gross profit	56.8	59.5	56.4

Operating expenses:
Sales and marketing	25.5	24.5	28.7
Research and development	19.6	22.6	25.4
General and administrative	9.3	9.2	9.4

Total operating expenses	54.4	56.3	63.5
Operating income (loss)	2.4	3.2	(7.1)
Interest expense	(0.1)	(0.2)	(0.3)
Interest and other income	1.3	0.9	0.4

Net income (loss)	3.6%	3.9%	(7.0)%

Comparison of Fiscal Years Ended December 31, 2006 and 2005

Revenues

The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).

Recurring revenues consist of maintenance revenues, Intersourcing revenues from the Company’s hosted offering of UltiPro and subscription revenues from per-employee-per-month (“PEPM”) fees generated by business partners, principally Ceridian. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s products under software license agreements. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting (defined below) and revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering or Base Hosting, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services. Ongoing PEPM fees from the Intersourcing Offering and Base Hosting are recognized as subscription revenues (a component of recurring revenues in the consolidated statements of operations) as the services are delivered.

Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, the provision of payroll-related forms and the printing of Form W-2’s for certain customers and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed to the extent the pricing for such services is on a time and materials basis and the payment terms are within the Company’s ordinary and customary payment cycle. In the event payments for services are outside the ordinary and customary period for the Company, the related revenues are recognized as payments come due based on their relative fair values. Other services are recognized as the product is shipped or as the services are rendered, depending on the specific terms of the arrangement.

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

Total revenues, consisting of recurring, services and license revenues, increased 29.6% to $114.8 million for 2006 from $88.6 million for 2005.

Recurring revenues increased 27.2% to $63.9 million for 2006 from $50.3 million for 2005. The increases in recurring revenues for 2006 were primarily due to increases in Intersourcing revenues and maintenance revenues.

a)	Intersourcing revenues increased primarily due to incremental recurring revenues generated from additional (previously sold) Intersourcing units which went “live” (i.e., when the underlying customer processes its first live payroll for its employees) since December 31, 2005. Recognition of recurring revenues for Intersourcing unit sales commences upon “live” date.

b)	Maintenance revenues increased due to additional maintenance fees resulting from cumulative increases in the customer base subsequent to December 31, 2005 due to incremental license sales since such date. Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a recurring basis thereafter (on a monthly basis ratably over the term of the respective renewal period). The Company’s high retention rate of approximately 97% for existing customers’ annual maintenance renewals in 2006 combined with the annual price increases that typically accompany renewals also contributed to the increase in maintenance revenues.

c)	Recurring subscription revenues recognized in 2006 from the Original Ceridian Agreement, totaling $7.7 million, were the same as in 2005. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month have been recognized, and are expected to be recognized, over the minimum term of the contract. Future recurring revenues to be recognized from the Original Ceridian Agreement are expected to be comparable to 2006, or $7.7 million per year, through March 9, 2008.

d)	The impact on recurring revenues for units sold under the Intersourcing Offering (as compared to the impact on license revenues for licensed units sold) is expected to be a gradual increase from one period to the next, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts. The Company continues to believe that a combination of units sold under the Intersourcing Offering and regular licensed units sold will provide a more predictable business model in the future.

Services revenues increased 38.4% to $38.6 million for 2006 from $27.9 million for 2005 primarily as a result of an increase of $9.3 million in implementation revenues and a $0.9 million increase in training revenues. Other service revenues were comparable to the prior year. The increase in implementation revenues in 2006 was primarily due to higher billable hours from billable consultants stemming from a combination of implementing incremental units sold and an increase in the number of the Company’s revenue-generating consultants, as well as a higher net rate per hour. In addition, the Company used third-party implementation partners significantly more in 2006 to assist in handling the increased demand for implementations due to increased sales, which also contributed to the growth in services revenues. The increase in training revenues was attributable to increased classroom attendance and higher Web-based training revenues.

License revenues increased 17.3% to $12.3 million for 2006 from $10.5 million for 2005. The increase in 2006 was principally due to the sale of one larger than average license unit sold during 2006 and a higher average selling price per unit for UltiPro. There were also license sales of add-on products (i.e., products sold with UltiPro, which have an incremental fee), including Recruitment (defined below under “Cost of Services”) and the newly introduced UltiPro time and attendance (“UTA”).

Cost of Revenues

Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms, costs associated with certain reimbursable out-of-pocket expenses, discussed below, and costs to support additional services provided to BSPs (or BSP services). Cost of license revenues primarily consists of fees payable to third-parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software and for the add-on product, UTA, which was introduced in 2006.

Cost of recurring revenues increased 30.1% to $17.9 million for 2006 from $13.7 million for 2005. The increase in cost of recurring revenues for 2006 (which included stock-based compensation of $0.4 million), was primarily due to the increases in both Intersourcing costs and maintenance costs.

a)	The increase in the Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales (including increased labor costs and higher operating costs such as depreciation and amortization of related computer equipment supporting the operations and costs associated with the operations of the Company’s two data centers), fees paid to the third party for Recruitment combined with an increase in fees paid to the third-party provider of UTA.

a.	In October 2006, the Company acquired the rights to the source code from First Advantage Corporation for its third-party recruitment product, the integrated online recruitment/talent acquisition solution that Ultimate Software has offered its customers since April 2005 (“Recruitment”). First Advantage previously acquired the company (RecruiterNet Inc.) that developed the recruitment product known as Projectix, which was the basis for Ultimate Software’s Recruitment offering. First Advantage is one of Ultimate Software’s existing UltiPro customers. As a result of this source code purchase, the Company did not incur any third-party fees for Recruitment for the majority of the fourth fiscal quarter of 2006 and will not incur any such fees in future years. Instead, the Company will amortize the cost of the source code over the estimated useful life of the underlying asset, which, as determined by the Company, is five years. A portion of that amortization is allocated to cost of license and the remainder is allocated to cost of recurring revenues, based on proportionate unit sales.

b)	The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers served.

Cost of services revenues increased 41.3% to $30.3 million for 2006 from $21.4 million for 2005. The increase in cost of services revenues for 2006 (which included stock-based compensation of $0.9 million), was primarily due to an increase in costs of implementation. Due to the continued sales growth of both Intersourcing and license units, there was an increase in labor costs primarily resulting from additional billable consultants hired to support this growth and, to a lesser extent, the use of third-party implementation partners who assisted in handling the increased demand for implementing UltiPro and add-on products.

Cost of license revenues increased 95.9% to $1.4 million for 2006 from $0.7 million for 2005. The increase in cost of license revenues for 2006 was principally due to higher royalties paid to third-party vendors for products sold in conjunction with UltiPro, including the new add-on product, UTA.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 34.9% to $29.4 million for 2006 from $21.8 million for 2005. The $7.6 million increase in 2006 was principally due to increased sales commissions and other additional labor costs (including $3.0 million of stock-based compensation, representing a $2.6 million increase over 2005), partly attributable to hiring additional personnel for the expected sales growth, including the new UltiPro add-on product offerings, such as UTA, as well as expected sales of UltiPro Canada (defined below under “Research and Development”), once developed. Sales commissions increased on both license revenues as well as Intersourcing revenues, correlating with the growth in those revenue sources. Sales commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped. Sales commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on “live” date, which corresponds to Intersourcing revenue recognition. Increased sales commissions also resulted from a higher percentage of sales being made by salespeople in the direct sales force whose year-to-date performance placed them at higher commission rates.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 12.4% to $22.5 million in 2006 from $20.0 million in 2005. Excluding the impact of capitalized costs associated with UltiPro Canada, which totaled $1.8 million for 2006, research and development expenses increased $4.1 million in comparison to 2005, principally due to higher labor costs, including the impact of increased staffing related to the ongoing development of UltiPro Canada, increased development for UltiPro, including product enhancements and additional functionality, as well as annual merit increases and, to a lesser extent, $0.6 million of stock-based compensation expense for 2006.

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company began capitalizing certain research and development personnel costs for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality in November 2005, when technological feasibility was attained. UltiPro Canada is being built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada will provide HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). The Company expects to capitalize additional research and development costs relative to the UltiPro Canada project until its anticipated general release, which is expected to occur in the second half of 2007, at which time capitalization would cease under SFAS No. 86 guidelines. The Company capitalized a total of $1.8 million in 2006 as compared to $0.2 million in 2005 relative to UltiPro Canada.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.

General and administrative expenses increased 31.0% to $10.6 million for 2006 from $8.1 million for 2005. The increase for 2006 was primarily due to increased labor costs attributable to hiring additional personnel to support the Company’s growth and, to a lesser extent, annual merit increases. Also, included in general and administrative expenses was stock-based compensation expense of $1.4 million in 2006 as compared to $0.3 million in 2005.

Interest Expense

Interest expense decreased 13.3% to $195,000 for 2006 from $225,000 for 2005 primarily due to principal payments made in 2006 on the outstanding borrowings from the Credit Facility (defined below under “Liquidity and Capital Resources”). There were no borrowings made in 2006.

Interest and Other Income

Interest and other income increased 87.8% to $1.5 million for 2006 from $819,000 for 2005 primarily due to an increase in interest rates as well as additional interest income on cash available for investments.

Provision for Income Taxes

No provision or benefit for Federal, state or foreign income taxes was made for 2006 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2006, expiring at various times through the year 2026 and which are available to offset future taxable income, approximated $76.0 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Comparison of Fiscal Years Ended December 31, 2005 and 2004

Revenues

Total revenues, consisting of recurring, services and license revenues, increased 23.0% to $88.6 million for 2005 from $72.0 million for 2004.

Recurring revenues increased 28.7% to $50.3 million for 2005 from $39.0 million for 2004 primarily due to an increase in revenues generated from the Intersourcing Offering and an increase in maintenance revenues.

a)	The increase in revenues generated from the Intersourcing Offering resulted from incremental Intersourcing units sold in 2005 and an increase in the number of Intersourcing customers that processed their first live payroll during 2005 as those revenues were layered on to the Intersourcing revenue base in existence at December 31, 2004.

b)	The increase in maintenance revenues resulted from higher license sales on which maintenance revenues are generated. The Company’s high retention rate of approximately 97% for existing customers’ annual renewals in 2005 combined with the annual price increases that typically accompany renewals also contributed to the increase in maintenance revenues.

c)	Recurring subscription revenues recognized in 2005 from the Original Ceridian Agreement, totaling $7.7 million, were the same as in 2004.

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

Cost of license revenues primarily consists of fees payable to a third-party for software products distributed by the Company and, to a lesser degree, amortization of capitalized software costs (which ended in July 2004). UltiPro includes third-party software for enhanced report writing purposes. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software. Capitalized software was amortized using the straight-line method over the estimated useful life of the related asset, which is typically three years. Cost of license revenues decreased 28.7% to $0.7 million for 2005 from $1.0 million for 2004. The decrease in cost of license revenues for 2005 was mostly due to a $0.2 million reduction in the amortization of capitalized software. Capitalized software (previously capitalized prior to UltiPro Canada) impacting the cost of license revenues was fully amortized as of July 31, 2004. Capitalized software related to UltiPro Canada will commence being amortized with its general release, currently anticipated to occur in the second half of 2007.

Sales and Marketing

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

General and Administrative

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

Interest and Other Income

Interest and other income increased 187.7% to $819,000 for 2005 from $285,000 for 2004 primarily due to additional interest income on cash available for investments.

Provision for Income Taxes

No provision or benefit for Federal, state or foreign income taxes was made for 2005 or 2004 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2005, expiring at various times through the year 2025 and which are available to offset future taxable income, approximated $67.0 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2006 and 2005. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K.

The Company’s quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company’s operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company’s customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A significant change in the revenue mix (between Intersourcing and perpetual license unit sales) could cause the quarterly results to differ significantly. A drop in near term demand for the Company’s products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that the Company will be able to maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

	Quarters Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2006	2006	2006	2006	2005	2005	2005	2005

	(Unaudited)
	(In thousand, except per share amounts)

Revenues:
Recurring	$17,478	$16,487	$15,531	$14,439	$13,574	$12,956	$12,141	$11,588
Services	12,645	9,410	8,335	8,227	8,845	6,484	6,389	6,176
License	2,919	2,882	4,472	1,986	2,542	2,746	2,778	2,384

Total revenues	33,042	28,779	28,338	24,652	24,961	22,186	21,308	20,148

Cost of revenues:
Recurring	4,836	4,602	4,325	4,112	3,716	3,588	3,367	3,069
Services	9,601	7,287	6,404	6,964	6,419	5,171	4,786	5,034
License	423	319	391	256	245	165	176	123

Total cost of revenues	14,860	12,208	11,120	11,332	10,380	8,924	8,329	8,226

Gross profit	18,182	16,571	17,218	13,320	14,581	13,262	12,979	11,922
Operating expenses:
Sales and marketing	7,670	7,222	7,548	6,942	5,803	5,523	5,267	5,190
Research and development	5,937	5,887	5,273	5,374	4,762	5,251	5,184	4,802
General and administrative	3,124	2,526	2,556	2,442	2,430	1,945	1,948	1,808

Total operating expenses	16,731	15,635	15,377	14,758	12,995	12,719	12,399	11,800

Operating income (loss)	1,451	936	1,841	(1,438)	1,586	543	580	122
Interest expense	(43)	(52)	(60)	(40)	(44)	(65)	(61)	(55)
Interest and other income	390	419	390	339	293	223	170	133

Net income (loss)	$1,798	$1,303	$2,171	$(1,139)	$1,835	$701	$689	$200

Weighted average shares outstanding:
Basic	24,270	24,130	24,078	23,709	23,403	23,229	22,952	22,565

Diluted	27,229	27,030	27,311	23,709	26,740	26,566	26,023	25,431

Net earnings (loss) per share
Basic	$0.07	$0.05	$0.09	$(0.05)	$0.08	$0.03	$0.03	$0.01

Diluted	$0.07	$0.05	$0.08	$(0.05)	$0.07	$0.03	$0.03	$0.01

Liquidity and Capital Resources

The Company has historically funded operations, when necessary, primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

As of December 31, 2006, the Company had $33.0 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $0.3 million since December 31, 2005. As of December 31, 2006, the Company had working capital of $14.2 million as compared to $15.7 million as of December 31, 2005. The $1.5 million decrease in working capital resulted primarily from $3.4 million in cash paid for the RTIX Acquisition (with the majority of the acquired assets and liabilities being long-term in nature and therefore moving out of working capital), an increase in cash purchases of property and equipment and an increase in long-term prepaid Intersourcing commissions which are included in other assets in the consolidated balance sheets, partially offset by cash provided by the Company’s operations.

Net cash provided by operating activities was $15.4 million for 2006 as compared to $5.4 million for 2005. The $10.0 million increase was primarily due to an improvement in operations related to increased sales, excluding the impact of non-cash charges, of $7.1 million, an increase in accrued expenses of $2.5 million (primarily related to sales commissions and performance-based bonuses which, from a timing perspective, are typically paid in the following quarter), an increase in deferred revenue (net of the change in accounts receivable which generally correlates with changes in deferred revenue) of $2.5 million (principally related to increased Intersourcing sales), partially offset by increased prepaid sales commissions (predominantly Intersourcing-related) of $2.8 million. Intersourcing commissions are paid in advance of the recognition of the related expense since, in accordance with generally accepted accounting principles, they are amortized when the related Intersourcing client processes its first live payroll and the consequential revenue recognition period begins.

Net cash used in investing activities was $13.0 million for 2006 as compared to net cash used in investing activities of $7.7 million for 2005. The additional $5.3 million in net cash used in investing activities was primarily due to the cash paid in the acquisition of RTIX of $3.6 million, an increase in cash purchases of property and equipment of $3.3 million (including installments paid for the purchase of the Recruitment source code) and an increase in capitalized software of $1.6 million, partially offset by a net decrease in investments in marketable securities of $3.3 million.

Net cash used in financing activities was $3.4 million for 2006 as compared to net cash provided by financing activities of $5.3 million for 2005. The $8.7 million increase in net cash used in financing activities was primarily related to repurchases of Common Stock of $9.8 million, principal payments on the Credit Facility of $0.5 million in 2006 as compared to net borrowings of $0.8 million in 2005, partially offset by a $2.8 million increase in proceeds from exercises of employee stock options to purchase Common Stock.

Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of December 31, 2006 and 2005, were 74 days and 67 days, respectively. The increase in DSO’s as of December 31, 2006 is discussed below.

Deferred revenues of $43.0 million at December 31, 2006 increased $10.0 million since December 31, 2005 primarily due to increased sales from Intersourcing operations (which originate deferred revenues upon contract execution for the upfront fees and initial PEPM fees). Substantially all of the total balance in deferred revenues is related to future recurring revenues, including Intersourcing. With respect to Intersourcing unit sales, the increase in deferred revenues creates a corresponding increase in accounts receivable which impacts days sales outstanding (DSO) at that time, which contributed to the increase in DSO’s of 7 days compared to December 31, 2005.

The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Based upon the strength and consistency of the cash flow position as well as management’s expectations for the next twelve months, the Company chose not to renew the Credit Facility upon its expiration. The Credit Facility’s Equipment Loan, while still effective, did not have any future borrowing capacity after May 27, 2006. The outstanding balance of $0.7 million under the Equipment Loan as of December 31, 2006 is payable on or before December 31, 2008 under the payment terms of such agreement. As of December 31, 2006, the Company was in compliance with all covenants included in the terms of the Credit Facility.

In October 2006, the Company acquired 100% of the common stock of RTIX Limited, a United Kingdom company, now known as The Ultimate Software Group UK Limited, and its wholly-owned U.S. subsidiary, RTIX Americas, Inc. (collectively, “RTIX”), for a total consideration of $4.0 million payable in the form of $3.4 million in cash and 27,897 shares of Common Stock (the “Stock Consideration”).

a)	Pursuant to the stock purchase agreement with RTIX, the Stock Consideration is subject to downward adjustment based on RTIX’s recurring revenues over a twelve-month period beginning October 5, 2006, recorded in accordance with generally accepted accounting principles in the United States, and will be delivered within 30 days after the final determination of any such adjustments. The Company did not record the impact of the issuance of the Stock Consideration as of December 31, 2006 and will evaluate the recurring revenues of RTIX on a monthly basis, cumulative from October 5, 2006, to determine when and the extent to which the contingency has been satisfied, at which time the Stock Consideration will be recorded in the Company’s consolidated financial statements.

b)	In addition, as part of the acquisition, the Company incurred direct costs totaling $0.2 million and assumed net liabilities of $0.3 million. See Note 3 of the Notes to Consolidated Financial Statements for information regarding the purchase price allocation for the RTIX Acquisition. RTIX developed the performance management/appraisals solution that Ultimate Software has offered its customers since February 2006.

c)	In accordance with EITF 01-3, “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree”, the deferred maintenance revenue liability assumed in the acquisition of RTIX was adjusted to fair value, which is the sum of direct and incremental costs of fulfilling the maintenance obligation plus a normal profit margin on those fulfillment costs. As a result of the adjustment to fair value, a $0.1 million decrease in the deferred revenues liability assumed in the acquisition of RTIX was recorded in the Company’s consolidated financial statements, which will be recognized entirely within approximately a nine-month period following the acquisition date of October 5, 2006.

During August 2006, the Company formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc. (the “Canadian Subsidiary”). The Canadian Subsidiary is expected to accommodate the Company’s future sales operations in Canada, primarily related to UltiPro Canada, which is currently under development and is expected to be available for general release (pursuant to SFAS No. 86) in the second half of 2007.

In October 2006, the Company acquired the rights to the source code from First Advantage Corporation for its third-party recruitment product, the integrated online recruitment/talent acquisition solution that Ultimate Software has offered its customers since April 2005 (“Recruitment”). First Advantage previously acquired the company (RecruiterNet Inc.) that developed the recruitment product known as Projectix, which was the basis for Ultimate Software’s Recruitment offering. First Advantage is one of Ultimate Software’s existing UltiPro customers.

The Company believes that cash and cash equivalents, investments in marketable securities and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

Recent Accounting Literature

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement

No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP and emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for the Company’s consolidated financial statements for interim and annual reporting periods beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FAS No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FAS No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 is effective for the Company’s financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company believes that EITF No. 06-3 will not have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2006, the Company’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less Than	1-3	4-5	After 5
		1 Year	Years	Years	Years

Capital lease obligations (1)	$2,986	$1,552	$1,434	$–	$–
Other long-term obligations (2)	22,467	2,785	5,449	4,375	9,858
Purchase obligations (3)	–	–	–	–	–
Other long-term liabilities (4)	736	535	201	–	–

Total contractual cash obligations	$26,189	$4,872	$7,084	$4,375	$9,858

(1)	The Company leases certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2009. See Note 9 of the Notes to Consolidated Financial Statements for information regarding capital lease obligations.

(2)	The Company leases corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. See Note 13 of the Notes to Consolidated Financial Statements for information regarding operating lease obligations.

(3)	Purchase orders or contracts for the purchase of goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. The Company does not have significant agreements for the purchase of goods or services specifying minimum quantities or set prices.

(4)	The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Based upon the strength and consistency of the cash flow position as well as management’s expectations for the next twelve months, the Company chose not to renew the Credit Facility upon its expiration. The Credit Facility’s Equipment Loan, while still effective, did not have any future borrowing capacity after May 27, 2006. The outstanding balance of $0.7 million under the Equipment Loan as of December 31, 2006 is payable on or before December 31, 2008 under the payment terms of such agreement. As of December 31, 2006, the Company was in compliance with all covenants included in the terms of the Credit Facility.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rates. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks, are not included in the following assessment of the Company’s market risks.

Market risks. The Company manages market risk in accordance with its investment guideline objectives, including:

•	Maximum safety of principal;

•	Maintenance of appropriate liquidity for regular cash needs;

•	Maximum yields in relationship to guidelines and market conditions;

•	Diversification of risks; and

•	Fiduciary control of all investments.

The Company targets its fixed income investment portfolio to have maturities of 24 months or less. Investments are held to enhance the preservation of capital and not for trading purposes.

Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments include obligations of U.S. government agencies and corporate debt securities. Corporate debt securities include commercial paper which must carry minimum short-term ratings of P-1 by Moody’s and A-1 by Standard & Poors. Other corporate debt obligations must carry a minimum rating of A-2 by Moody’s Investor Service (“Moody’s”) or A by Standard & Poor’s Rating Services (“S&P”). Asset-backed securities must carry a minimum AAA rating by Moody’s and S&P with a maximum average life of two years at the time of purchase.

Interest on the Credit Facility is based on Prime Rate per annum. Because of the Company’s existing cash position and its expected cash flows from operations, the Company chose not to renew the Credit Facility upon its expiration. The Company was charged a weighted average interest rate of 6.5% per annum during the year ended December 31, 2006 under the Credit Facility. As of December 31, 2006, there was no amount outstanding under the Credit Facility’s Revolver and $0.7 million outstanding under the Credit Facility’s Equipment Loan, with no future availability to draw on the Equipment Loan and payment of the outstanding balance of such Equipment Loan due on or before December 31, 2008.

As of December 31, 2006, total investments in available-for-sale marketable securities were $16.3 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.

Interest rate risk. As of December 31, 2006, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 5.3% per annum). In addition, the Credit Facility’s Equipment Loan is based on a variable interest rate.

To illustrate the potential impact of changes in interest rates, the Company has performed the following analysis based on its December 31, 2006 consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair market value of the Company’s total portfolio of approximately $86,000 over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair market value of the Company’s total portfolio of approximately $86,000 over the next 12 months.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 12 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Also, as discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

March 16, 2007
Miami, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$16,734	$17,731
Accounts receivable, net of allowance for doubtful accounts of $500 for 2006 and 2005	26,575	18,126
Short-term investments in marketable securities	14,247	14,422
Prepaid expenses and other current assets	8,279	5,526

Total current assets	65,835	55,805
Property and equipment, net	13,480	10,026
Capitalized software, net	2,055	238
Goodwill	2,734	—
Long-term investments in marketable securities	2,039	613
Other assets, net	7,387	2,899

Total assets	$93,530	$69,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,894	$2,613
Accrued expenses	9,230	6,406
Current portion of deferred revenue	36,524	29,385
Current portion of capital lease obligations	1,512	1,393
Current portion of long-term debt	505	338

Total current liabilities	51,665	40,135
Deferred revenue, net of current portion	6,445	3,646
Deferred rent	2,788	426
Capital lease obligations, net of current portion	1,416	966
Long-term debt, net of current portion	194	862

Total liabilities	62,508	46,035
Commitments and contingencies (Note 13)
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	–	–
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 25,102,824 and 23,786,097 shares issued in 2006 and 2005, respectively	251	238
Additional paid-in capital	125,121	110,245
Accumulated comprehensive income (loss)	1	(31)
Accumulated deficit	(83,500)	(85,852)

	41,873	24,600
Treasury stock, at cost, 709,437 and 257,647 shares in 2006 and 2005, respectively	(10,851)	(1,054)

Total stockholders’ equity	31,022	23,546

Total liabilities and stockholders’ equity	$93,530	$69,581

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues:
Recurring	$63,935	$50,259	$39,049
Services	38,617	27,894	24,924
License	12,259	10,450	8,055

Total revenues	114,811	88,603	72,028

Cost of revenues:
Recurring	17,875	13,740	11,961
Services	30,256	21,410	18,448
License	1,389	709	993

Total cost of revenues	49,520	35,859	31,402

Gross profit	65,291	52,744	40,626

Sales and marketing	29,382	21,783	20,630
Research and development	22,471	19,999	18,317
General and administrative	10,648	8,131	6,806

Total operating expenses	62,501	49,913	45,753

Operating income (loss)	2,790	2,831	(5,127)
Interest and other expense	(195)	(225)	(182)
Interest and other income	1,538	819	285

Net income (loss)	$4,133	$3,425	$(5,024)

Net income (loss) per share:
Basic	$0.17	$0.15	$(0.23)

Diluted	$0.15	$0.13	$(0.23)

Weighted average shares outstanding:
Basic	23,853	23,040	21,743

Diluted	26,978	26,288	21,743

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

			Additional	Accumulated				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity

Balance, December 31, 2003	20,844	$208	$86,760	$–	$(84,253)	258	$(1,054)	$1,661
Net loss	–	–	–	–	(5,024)	–	–	(5,024)
Unrealized loss on investments in marketable securities available-for-sale	–	–	–	(15)	–	–	–	(15)

Comprehensive loss	–	–	–	–	–	–	–	(5,039)

Issuances of Common Stock from exercises of stock options and warrant	507	5	2,287	–	–	–	–	2,292
Issuance of Common Stock for private placement	1,398	14	14,319	–	–	–	–	14,333
Non-cash issuances of options to Board to purchase Common Stock for board fees	–	–	141	–	–	–	–	141
Non-cash compensation expense for stock option modification	–	–	136	–	–	–	–	136

Balance, December 31, 2004	22,749	227	103,643	(15)	(89,277)	258	(1,054)	13,524
Net income	–	–	–	–	3,425	–	–	3,425
Unrealized loss on investments in marketable securities available-for-sale	–	–	–	(16)	–	–	–	(16)

Comprehensive income	–	–	–	–	–	–	–	3,409

Issuances of Common Stock from exercises of stock options and warrant	1,037	11	5,835	–	–	–	–	5,846
Non-cash issuances of options to Board to purchase Common Stock for board fees	–	–	125	–	–	–	–	125
Non-cash stock-based compensation expense for restricted stock	–	–	642	–	–	–	–	642

Balance, December 31, 2005	23,786	238	110,245	(31)	(85,852)	258	(1,054)	23,546
SAB 108 cumulative adjustment (Note 2)					(1,781)			(1,781)

Adjusted balance, January 1, 2006					(87,633)			21,765
Net income	–	–	–	–	4,133	–	–	4,133
Unrealized gain on investments in marketable securities available-for-sale	–	–	–	33	–	–	–	33
Unrealized loss on foreign exchange				(1)				(1)

Comprehensive income	–	–	–	–	–	–	–	4,165

Repurchase of Common Stock	–	–	–	–	–	451	(9,797)	(9,797)
Issuances of Common Stock from exercises of stock options and warrants	1,317	13	8,589	–	–	–	–	8,602
Non-cash stock-based compensation expense for stock options and restricted stock	–	–	6,287	–	–	–	–	6,287

Balance, December 31, 2006	25,103	$251	$125,121	$1	$(83,500)	709	$(10,851)	$31,022

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$4,133	$3,425	$(5,024)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects from business combination:
Depreciation and amortization	5,371	4,426	5,055
Provision for doubtful accounts	813	869	419
Non-cash compensation expense for stock based compensation	6,246	767	277
Changes in operating assets and liabilities:
Accounts receivable	(8,940)	(6,395)	(3,727)
Prepaid expenses and other current assets	(2,684)	(2,412)	(405)
Other assets, net	(3,512)	(1,066)	(471)
Accounts payable	1,021	411	(347)
Accrued expenses	3,365	817	637
Deferred revenue	9,617	4,555	3,866

Net cash provided by operating activities	15,430	5,397	280

Cash flows from investing activities:
Purchases of marketable securities	(22,208)	(21,421)	(10,560)
Maturities of marketable securities	20,990	16,914	–
Purchases of property and equipment	(6,367)	(3,022)	(4,695)
Capitalized software	(1,801)	(182)	–
Payments for acquisition	(3,627)	–	–

Net cash used in investing activities	(13,013)	(7,711)	(15,255)

Cash flows from financing activities:
Repurchases of Common Stock	(9,797)	–	–
Principal payments on capital lease obligations	(1,717)	(1,318)	(1,116)
Net proceeds from issuances of Common Stock	8,602	5,846	16,625
Borrowings under Credit Facility	–	1,000	503
Principal payments under Credit Facility	(501)	(249)	(54)

Net cash (used in) provided by financing activities	(3,413)	5,279	15,958

Effect of exchange rate changes on cash	(1)	–	–

Net (decrease) increase in cash and cash equivalents	(997)	2 ,965	983
Cash and cash equivalents, beginning of year	17,731	14,766	13,783

Cash and cash equivalents, end of year	$16,734	$17,731	$14,766

Supplemental disclosure of cash flow information:
Cash paid for interest	$102	$110	$72

Supplemental disclosure of non-cash investing and financing activities:

-	The Company entered into capital lease obligations to acquire new equipment totaling $2,285, $1,797 and $1,382 in 2006, 2005 and 2004, respectively.

-	The Company included in capitalized software on the Company’s consolidated balance sheet at December 31, 2006 a total of $41 in stock-based compensation incurred in the development of UltiPro Canada. There was no stock-based compensation capitalized in 2005 or 2004.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) designs, markets, implements and supports payroll and talent management solutions, marketed primarily to middle-market organizations with 200 to 15,000 employees. The Company reaches its customer base and target market through its direct sales force and a network of national, regional and local strategic partners.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements reflect the financial position and operating results of the Company which include wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

As a result of implementing Staff Accounting Bulletin No. 108 in 2006, the Company reclassified $426 thousand from accrued expenses to long term deferred rent to conform to the 2006 presentation. See Note 4 for further discussion.

Staff Accounting Bulletin No. 108

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. During the fourth quarter of 2006, the Company adopted the provisions of SAB 108. See Note 4 of the Notes to Consolidated Financial Statements for further discussion.

Fair Value of a Conditional Asset Retirement Obligation

The Company adopted FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligation, an interpretation of FASB Statement No. 143,” effective December 31, 2005. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, long-term debt and capital lease obligations, approximated fair value as of December 31, 2006 and 2005.

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

Investments in Marketable Securities

The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and FASB Staff Position Financial Accounting Standards No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Included in accumulated other comprehensive loss at the end of 2006 and 2005 are an unrealized gain of $2 thousand and an unrealized loss of $31 thousand, respectively, of unrealized losses on trading securities held at each year end.

The amortized cost and market value of the Company’s investments in available-for-sale securities at December 31, 2006 are shown in the table below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value

Investments in marketable securities:
Commercial paper	$1,086	$–	$–	$1,086
Corporate debentures – bonds	12,911	3	6	12,908
Certificates of deposit	1,200	–	–	1,200
Asset-backed – fixed	1,091	1	–	1,092

Total investments, available-for-sale	$16,288	$4	$6	$16,286

The amortized cost and estimated fair value of the available-for-sale securities by contractual maturity at December 31, 2006 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$14,247	$14,247
Due after one year	2,041	2,039

Total	$16,288	$16,286

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

Property and equipment consists of the following (in thousands):

	As of	As of
	December 31, 2006	December 31, 2005

Property and equipment	$41,173	$32,453
Less: accumulated depreciation and amortization	27,693	22,427

	$13,480	$10,026

Rental Costs Incurred during a Construction Period

Effective January 1, 2006, the Company adopted FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a leased asset. Since there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense on a straight-line basis. The adoption of FSP FAS 13-1 did not have a material impact on the Company’s consolidated financial statements.

Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The Company evaluates the carrying value of long-lived assets, when indicators of impairment exist. For the year ended December 31, 2006, no such events or circumstances were identified. The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the years ended December 31, 2006, 2005 and 2004, the Company made no material adjustments to its long-lived assets.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist. The Company completed its annual impairment analysis of goodwill in the fourth quarter of 2006 and determined goodwill had not been impaired as of December 31, 2006. SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to six years.

Revenue Recognition

Sources of revenue for the Company include:

•	Sales of the right to use UltiPro through “Intersourcing” (the “Intersourcing Offering”), which includes Hosting Services (defined below);

•	Sales of perpetual licenses for UltiPro in conjunction with services to host the UltiPro application (“Hosting Services”);

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license or are simultaneously acquiring a perpetual license for UltiPro (“Base Hosting”);

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s software and (2) subscription revenues generated from per-employee-per-month (“PEPM”) fees earned through the Intersourcing Offering, Base Hosting and the business service provider (“BSP”) sales channel, amortization of Intersourcing or Hosting Services’ one-time fees, and revenues generated from the Original Ceridian Agreement (defined below);

•	Sales of perpetual licenses for UltiPro; and

•	Sales of services including implementation, training (also known as knowledge management) and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to BSPs.

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

Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement have been recognized ratably over the minimum term of the contract, which extends until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $35.4 million received to date. The amount of subscription revenue recognized under the Original Ceridian Agreement during the year ended December 31, 2006, totaling $7.7 million, was the same as that recognized in 2005. The Company expects to continue to recognize $642,000 per month (or $7.7 million per annum) as recurring subscription revenue until March 9, 2008 when the Original Ceridian Agreement terminates.

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

Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a PEPM basis. Revenue is recognized on a PEPM basis. To the extent the BSP pays the Company a one-time upfront fee, the Company accounts for such fee by recognizing it as subscription revenue over the minimum term of the related agreement.

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

Concentration of Revenues

During the years ended December 31, 2006, 2005 and 2004, Ceridian Corporation (“Ceridian”) accounted for 6.7%, 8.7%, 15.5%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in the periods presented. Due to the significant concentration of total revenues with this single customer, the Company has exposure if this customer loses its credit worthiness. See Note 5.

The decrease in the percentage of total revenues contributed by Ceridian in 2006 and 2005 resulted from the expiration of the Ceridian Services Agreement on December 31, 2004, combined with the fixed nature of the recurring revenues recognized pursuant to the Original Ceridian Agreement. As total revenues have increased each year, on a year-over-year basis, particularly with respect to the recurring revenues growth, the fixed amount of recurring revenues recognized each year from the Original Ceridian Agreement diminishes in its overall contribution and, therefore, continues to become less significant to the amount of the Company’s total revenues. The Company anticipates a continued reduction in the percentage of total revenues contributed by Ceridian, as fixed recurring revenues under the Original Ceridian Agreement of $642,000 per month will be recognized until the termination of the Original Ceridian Agreement on March 9, 2008.

The composition of the revenues recognized from Ceridian, as a percentage of total revenues, for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Recurring revenues	6.7%	8.7%	10.9%
Services revenues	–	–	4.6

Total revenues	6.7%	8.7%	15.5%

Deferred Revenue

Deferred revenue is primarily comprised of deferrals for recurring revenues for Intersourcing services which are recognized over the term of the related contract as the services are performed, typically two years, maintenance services which have not yet been rendered, implementation consulting services for which the services have not yet been rendered, and subscription revenues which are recognized ratably over the minimum term of the related contract upon the delivery of the product and services.

In accordance with EITF 01-3, “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree,” the deferred maintenance revenue liability assumed in the acquisition of RTIX was adjusted to fair value, which is the sum of direct and incremental costs of fulfilling the maintenance obligation plus a normal profit margin on those fulfillment costs. As a result of the adjustment to fair value, a $0.1 million decrease in the deferred revenues liability assumed in the acquisition of RTIX was recorded in the Company’s consolidated financial statements, which will be recognized entirely within approximately a nine-month period following the acquisition date of October 5, 2006.

Cost of Revenues

Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms, costs associated with certain reimbursable out-of-pocket expenses, discussed below, and costs to support additional services provided to BSPs (or BSP services). Cost of license revenues primarily consists of fees payable to third-parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software and for the add-on product, UltiPro Time and Attendance, which was introduced in 2006.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while fixed assets and equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of comprehensive net income. Realized gains and losses resulting from foreign exchange transactions are included in total operating costs in the statements of operations. The

Company had a $1 thousand unrealized loss for the year ended December 31, 2006. There were no foreign currency transactions during 2005 or 2004.

Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. During 2006 and 2005, $1.8 million and $0.2 million, respectively, of research and development expenses were capitalized for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality.

UltiPro Canada is being built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada provides HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). There was no software costs capitalized in 2004.

Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically three years. Amortization of capitalized software was $26,000, $86,000 and $1,151,000 in 2006, 2005 and 2004, respectively. Accumulated amortization of capitalized software was $5.6 million, $5.6 million and $5.5 million as of December 31, 2006, 2005 and 2004, respectively. Capitalized software, net of amortization, was $2.1 million, $0.2 million and $0.1 million as of December 31, 2006, 2005 and 2004, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method (with the Black-Scholes fair value model), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. Under the modified prospective method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123R. In addition, stock options granted to certain members of the Board of Directors (“Board”) as payment for services rendered as board members (“Board Services”) recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units to certain employees are also included in stock-based compensation for the three and twelve months ended December 31, 2006. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and made the pro forma disclosures required by

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”) for the year ended December 31, 2005. Except for options granted to certain members of the Board for board services, all options granted under the Plan and Prior Plan (discussed in Note 12) had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant. Accordingly, for the year ended December 31, 2005, stock-based compensation is related to options granted to certain members of the Board for board services and the issuance of restricted stock awards and stock units to certain employees recorded in accordance with APB No. 25.

See Note 12 for further information on stock based compensation.

In accordance with SFAS No. 123R, the Company capitalizes the portion of stock-based compensation expense attributed to research and development personnel whose labor costs are being capitalized pursuant to SFAS No. 86 for the development of UltiPro Canada. The following table summarizes stock-based compensation (“SBC”) related to the development of UltiPro Canada (in thousands):

	For the Years Ended
	December 31,
	2006	2005	2004

SBC – Statements of operations	$6,246	$767	$277
SBC – Capitalized software (UltiPro Canada)	41	–	–

SBC – Statements of stockholders’equity	$6,287	$767	$277

During the first quarter of fiscal 2006, the Company adopted FASB Staff Position (“FSP”) FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R.” This FSP provides guidance on the application of grant date as defined in SFAS 123R. As a practical accommodation, a mutual understanding of the key terms and conditions of an award is approved in accordance with the relevant corporate governance requirements if certain conditions are met. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and director stock-based compensation expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and director stock-based awards that were outstanding upon adoption of SFAS 123(R). Due to the Company’s history of tax net operating losses, there was no beginning balance in the APIC pool at the date of adoption of SFAS 123R on January 1, 2006.

The Company also adopted FSP FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” during the first quarter of fiscal year 2006. This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. This FSP amends FAS 123R so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition to classify as a liability until it becomes probable that the event will occur. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of earnings per share – “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	For the Years Ended
	December 31,
	2006	2005	2004

Basic weighted average shares outstanding	23,853	23,040	21,743
Effect of dilutive equity instruments	3,125	3,248	–

Dilutive shares outstanding	26,978	26,288	21,743

Other common stock equivalents (i.e., stock options, restricted stock awards and warrants) outstanding which are not included in the calculation of diluted income (loss) per share because their impact is antidilutive	485	343	5,935

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the Company’s consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)), of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive loss, as presented on the accompanying audited consolidated balance sheets, consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, recorded net of any related tax.

Comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands):

	For the Years Ended
	December 31,
	2006	2005	2004

Net income (loss)	$4,133	$3,425	$(5,024)
Other comprehensive loss:
Unrealized gain (loss) on investments in marketable securities available-for-sale	33	(16)	(15)
Unrealized loss on foreign currency translation adjustments	(1)	–	–

Comprehensive income (loss)	$4,165	$3,409	$(5,039)

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

Accounting Changes and Error Corrections

The Company adopted SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”) effective December 31, 2006. APB 20 required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (“IASB”). The adoption of SFAS 154 did not have an impact on the Company’s consolidated financial statements.

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

Reimbursable Out-Of-Pocket Expenses

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ’Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying consolidated statements of operations, were $1.4 million, $1.3 million and $1.0 million for 2006, 2005 and 2004 respectively.

Recent Accounting Literature

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP and emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for the Company’s consolidated financial statements for interim and annual reporting periods beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FAS No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FAS No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 is effective for the Company’s financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company believes that EITF No. 06-3 will not have a material impact on the Company’s consolidated financial statements.

3.	ACQUISITION

On October 5, 2006, the Company acquired 100% of the common stock of RTIX Limited, a United Kingdom company, now known as The Ultimate Software Group UK Limited, and its wholly-owned U.S. subsidiary, RTIX Americas, Inc. (collectively, “RTIX”), The results of RTIX’s operations have been included in the Company’s consolidated financial statements since that date. RTIX developed the performance management/appraisals solution that Ultimate Software has offered its customers since February 2006 (the “RTIX Performance Management Product”). Ultimate Software is marketing and selling the performance management, appraisals, and learning management solution as UltiPro Talent Management, a stand-alone product set, in the United Kingdom, and continuing to offer the performance and learning management feature sets as optional features to U.S.-based companies.

The aggregate purchase price was $4.0 million, payable in the form of $3.4 million in cash and 27,897 shares of the Company’s Common Stock, per value $0.01 per share (“Common Stock”) (the “Stock Consideration”). Pursuant to the stock purchase agreement with RTIX, the Stock Consideration is subject to a downward adjustment based on RTIX’s recurring revenues over a twelve-month period beginning October 5, 2006, recorded in accordance with generally accepted accounting principles in the United States, and will be delivered within 30 days after the final determination of any such adjustments. The Company did not record the impact of the issuance of the Stock Consideration as of December 31, 2006 and will evaluate the recurring revenues of RTIX on a monthly basis, cumulative from October 5, 2006, to determine when, and the extent to which, the contingency has been satisfied, at which time the Stock Consideration will be recorded in the Company’s consolidated financial statements as an increase in goodwill.

The following table summarized the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At October 5, 2006

Accounts receivable	$322
Prepaid expenses and other assets	69
Property and equipment	93
Intangible assets	1,030
Goodwill	2,734

Total assets acquired	4,248
Accounts payable	260
Accrued expenses	40
Deferred revenues	321

Total liabilities assumed	621

Net assets acquired	$3,627

Based on a third-party valuation obtained by the Company, approximately $450 thousand of the purchase price represents the estimated fair value of acquired customer relationships in the United Kingdom (U.K.), $30 thousand represents the estimated fair value of backlog in the U.K. and $550 thousand represents the estimated fair value of the acquired developed technology (for the RTIX Performance Management Product). The balance of the acquired intangibles, net of amortization, is included in other assets on the Company’s consolidated balance sheet. The Company assumed net liabilities of $137 thousand and incurred direct costs of $227 thousand in relation to the acquisition. There was no value assigned to acquired in-process research and development projects. The balance of $2.7 million was recorded as goodwill. Since the RTIX Acquisition was a stock purchase, goodwill and acquired intangibles are not deductible for tax purposes.

The value assigned to each of the intangible assets included in the RTIX valuation were based on an income approach valuation methodology. The income approach presumes that the value of an asset can be estimated by the net economic benefit (i.e., cash flows) to be received over the life of the asset, discounted to present value.

As of December 31, 2006, the Company’s intangible assets have estimated useful lives and are classified as follows (in thousands):

Estimated
Useful Lives

Acquired intangible assets:
Developed technology	5 Years
Customer relationships	6 Years
Backlog	1 Year

Amortization expense for the acquired intangible assets reflected above was $54 thousand for the year ended December 31, 2006. There was no amortization expense for acquired intangible assets for the years ended December 31, 2005 or 2004. Future amortization expense for acquired intangible assets are as follows, as of December 31, 2006 (in thousands):

Year	Amount

2007	$208
2008	185
2009	185
2010	185
2011	157
Thereafter	56

Total	$976

4.	STAFF ACCOUNTING BULLETIN NO. 108

During the fourth quarter of 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

During 2005, the Company identified prior year misstatements (covering 1998 through 2005) related to accounting for rent holidays associated with the construction periods of certain real estate leases. The Company assessed the materiality for each of the years impacted by these misstatements, using the permitted rollover method (or income statement approach), and determined that the effect on the financial statements, taken as a whole, was not material. As allowed by SAB 108, the Company elected to not restate prior year financial statements and, instead (as permitted by SAB 108), increased the 2006 beginning balance of the accumulated deficit and deferred rent in the amount of $1.8 million.

5.	SIGNIFICANT TRANSACTIONS

As previously disclosed, Ultimate Software and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and mid-size business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. During 2005, Ceridian continued to be financially obligated to pay, and did pay, Ultimate Software a minimum fee of $500,000 per month. Effective January 1, 2006, these minimum fee payments increased 5% per annum in accordance with the terms of the Original Ceridian Agreement and is subject to further 5% per annum increases, compounded annually, effective January 1, 2007. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $35.4 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize $642,000 per month in subscription revenues (a component of recurring revenues) from the Original Ceridian Agreement until its termination. The amount of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2006, totaling $7.7 million, was the same as that recognized in 2005 and 2004. Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement will terminate on March 9, 2008 (unless terminated earlier for an uncured material breach).

During 2004, Ultimate Software entered into a services agreement (the “Ceridian Services Agreement”) with Ceridian. Under the Ceridian Services Agreement, Ceridian paid Ultimate Software a total of $3.3 million in 2004, in exchange for services provided by Ultimate Software during the term of the agreement. Services revenue from the Ceridian Services Agreement, which expired on December 31, 2004, was recognized on a straight-line basis from January 1, 2004 through December 31, 2004. There were no revenues recognized under the Ceridian Services Agreement in 2006 or 2005.

6.	STOCK REPURCHASE PLAN

On October 30, 2000, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”). For purposes of mitigating the expected dilution created by stock-based compensation, during the first quarter of

2006, the Company’s Board of Directors authorized the Company to resume repurchasing its Common Stock under the Stock Repurchase Program, commencing in 2006. There were 451,790 shares of the Company’s Common Stock repurchased during 2006 but no repurchases were made during 2005 or 2004. As of December 31, 2006, an aggregate of 290,563 shares of Common Stock remained authorized for repurchase under the Stock Repurchase Program.

On February 6, 2007, the Company’s Board of Directors extended the Stock Repurchase Plan, authorizing the repurchase of up to 1,000,000 additional shares of the Company’s issued and outstanding Common Stock (the “Increased Shares Authorized”). As a result of the Increased Shares Authorized, there were 1,290,563 shares of Common Stock available for repurchase under the Stock Repurchase Program as of February 6, 2007. Stock repurchases may be made periodically in the open market, in privately negotiated transactions or in a combination of both. The extent and timing of these repurchase transactions will depend on market conditions and other business considerations.

Total shares purchased under the Stock Repurchase Plan as of December 31, 2006, was 709,437 shares of the Company’s Common Stock. The details of Common Stock repurchases for the year ended December 31, 2006 were as follows:

			Total Cumulative Number of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased(1)	Paid per Share	Plans or Programs(2)	Plans or Programs

January 1 – 31, 2006	–	–	–	742,353
February 1 – 28, 2006	–	–	–	742,353
March 1 – 31, 2006	43,800	22.84	301,447	698,553
April 1 – 30, 2006	–	–	–	698,553
May 1 – 31, 2006	120,190	22.69	421,637	578,363
June 1 – 30, 2006	–	–	–	578,363
July 1 – 31, 2006	–	–	–	578,363
August 1 – 31, 2006	211,200	20.27	632,837	367,163
September 1 – 30, 2006	76,600	22.63	709,437	290,563
October 1 – 31, 2006	–	–	–	290,563
November 1 – 30, 2006	–	–	–	290,563
December 1 – 31, 2006	–	–	–	290,563

Total	451,790	$22.11	709,437	290,563

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.
(2) On October 30, 2000, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s Common Stock pursuant to the Stock Repurchase Plan. On February 6, 2007, the Company’s Board of Directors extended the Stock Repurchase Plan, authorizing the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock. The Company’s stock repurchase transaction will be conducted over an indefinite period of time.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2006	2005

Sales commissions	$4,005	$2,337
Other items individually less than 5% of total current liabilities	5,225	4,069

	$9,230	$6,406

8.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2006	2005

Computer equipment	$32,844	$25,426
Leasehold improvements	4,853	4,071
Furniture and fixtures	1,951	1,431
Building	870	870
Land	655	655

	41,173	32,453
Less: accumulated depreciation and amortization	27,693	22,427

	$13,480	$10,026

Included in property and equipment is equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2006	2005

Equipment	$11,625	$9,340
Less: accumulated amortization	10,247	7,886

	$1,378	$1,454

Depreciation and amortization expense on property and equipment totaled $5,291,000, $4,305,000 and $3,754,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

9.	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2009. Interest rates on these leases range from 1.0% to 10.0%. The annual maturities of the capital lease obligations are as follows as of December 31, 2006 (in thousands):

Year	Amount

2007	$1,552
2008	990
2009	444

2,986
Less amount representing interest	(58)

Lease obligations reflected as current ($1,512) and non-current ($1,416)	$2,928

10.	LONG-TERM DEBT

The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Based upon the strength and consistency of the cash flow position as well as management’s expectations for the next twelve months, the Company chose not to renew the Credit Facility upon its expiration. The Credit Facility’s Equipment Loan, while still effective, did not have any future borrowing capacity after May 27, 2006. The outstanding balance of $0.7 million under the Equipment Loan as of December 31, 2006 is payable on or before December 31, 2008 under the payment terms of such agreement. As of December 31, 2006, the Company was in compliance with all covenants included in the terms of the Credit Facility.

The annual maturities of the long-term debt obligations as of December 31, 2006 are as follows (in thousands): $505 in 2007 and $194 in 2008. There are no payments due after December 31, 2008. Interest expense related to the long-term debt obligations as of December 31, 2005 is as follows (in thousands): $30 in 2007 and $7 in 2008.

11.	INCOME TAXES

No provision or benefit for Federal or state income taxes was made for 2006, 2005 and 2004 due to the operating losses incurred in the respective periods.

The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Income tax provision (benefit) at statutory Federal tax rate	$1,446	$1,199	$(1,758)
State and local income taxes (benefit)	238	197	(289)
Non deductible expenses	224	216	197
Change in valuation allowance	(1,841)	(1,597)	1,916
Other, net	(67)	(15)	(66)

Provision for income taxes	$–	$–	$–

The components of the net deferred tax assets included in the accompanying consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2006	2005	2004

Deferred tax assets:
Net operating losses	$31,076	$27,478	$25,721
Deferred revenue	5,686	4,459	4,467
Property and equipment	1,205	1,133	1,029
Accruals not currently deductible	85	111	85
Allowance for doubtful accounts	204	204	204
Charitable contributions	312	248	163
Stock-based compensation	3,179	701	410
Other, net	3	3	3

Gross deferred tax assets	41,750	34,337	32,082
Less valuation allowance	(40,003)	(33,838)	(31,759)

Net deferred tax assets	1,747	499	323

Deferred tax liabilities:
Acquired intangible assets	(398)	–	–
Software development costs	(825)	(97)	(33)
Prepaid commissions	(524)	(402)	(290)

Gross deferred tax liabilities	(1,747)	(499)	(323)

Net deferred taxes	$–	$–	$–

The Company has provided a full valuation allowance on the deferred tax assets as realization of such amounts is not considered more likely than not. The Company reviews the valuation allowance requirement periodically and makes adjustments as warranted. Of the total valuation allowance at December 31, 2006, approximately $14,100,000 is attributed to net operating losses generated from the exercise of non-statutory employee stock options, the benefit of which will be credited to additional paid-in capital when realized. Of the change in the valuation allowance for 2006, 2005 and 2004 approximately $8,293,000, $3,678,000, and $1,466,000, respectively is attributable to exercise of non-statutory employee stock options.

At December 31, 2006, the Company had approximately $76,000,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Of the total net operating loss carryforwards, approximately $34,727,000 is attributable to deductions from the exercise of non-statutory employee stock options. Due to the RTIX Acquisition, the Company recorded a net deferred tax liability of $287,000 which resulted in a decrease in the valuation allowance. The carryforwards expire through 2026. Utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

12.	STOCKHOLDERS’ EQUITY

Staff Accounting Bulletin No. 108

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

During the fourth quarter of 2006, the Company adopted the provisions of SAB 108. During 2005, the Company identified prior year misstatements (covering 1998 through 2005) related to accounting for rent holidays associated with the construction periods of certain real estate leases. The Company assessed the materiality for each of the years impacted by these misstatements, using the permitted rollover method, and determined that the effect on the financial statements, taken as a whole, was not material. As allowed by SAB 108, the Company elected to not restate prior year financial statements and, instead (as permitted by SAB 108), increased the 2006 beginning balance of the accumulated deficit and deferred rent in the amount of $1.8 million. See Note 4 of the Notes to Consolidated Financial Statements for further discussion.

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

STOCK-BASED COMPENSATION

Summary of Plans

The Company’s 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase shares of the Company’s Common Stock. The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, and together with stock options, the “Awards”). The Plan was approved by the Company’s stockholders at the annual meeting of stockholders on

May 17, 2005. Prior to that date, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”). Effective May 17, 2005, no additional options may be granted under the Prior Plan. However, options previously granted under the Prior Plan remain outstanding to the extent they have not been exercised and have not expired. The aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan is 9,000,000. As of December 31, 2006, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 575,931 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest immediately on the grant date. However, options granted to non-employee directors for board services under the Plan first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors or (iii) the effective date of a change in control of the Company.

Fair Value

Prior to January 1, 2006, the Company accounted for share-based plans under the recognition and measurement requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, stock-based compensation expense was recognized only for grants of restricted stock awards, stock units and stock options which were granted at exercise prices less than the fair market value of the underlying Common Stock on the grant date. During the year ended December 31, 2005, while there were no grants of stock units, there were grants of restricted stock awards. For the year ended December 31, 2004, there were no grants of stock units or restricted stock awards. In addition, for the two years ended December 31, 2005 and 2004, stock options that had exercise prices less than the fair market value of the Common Stock on the grant date were granted to certain members of the Board of Directors for board services and fully vested on the grant date. Therefore, stock-based compensation expense for the year ended December 31, 2005 is related to both restricted stock awards granted and the options granted to certain members of the Board for board services, recorded in accordance with APB No. 25. Stock-based compensation expense for the year ended December 31, 2004 is related to the options granted to certain members of the Board for board services, recorded in accordance with APB No. 25.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under the modified prospective method, stock-based compensation expense for year ended December 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, options granted to certain members of the Board of Directors for Board Services recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the year ended December 31, 2006. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award.

The following table sets forth the stock-based compensation expense (“SBC”) resulting from share-based arrangements that is recorded in the Company’s consolidated statements of operations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Cost of recurring revenues	$394	$6	$–
Cost of service revenues	874	13	–
Cost of license revenues	6	–	–
Sales and marketing	2,967	395	112
Research and development	620	7	24
General and administrative	1,385	346	141

Total SBC	$6,246	$767	$277

Included in capitalized software in the Company’s consolidated balance sheet at December 31, 2006 was $41 thousand in stock-based compensation incurred in the development of UltiPro Canada during the fiscal year ended December 31, 2006. This amount would have otherwise been charged to research and development expense for the year ended December 31, 2006.

Net cash proceeds from the exercise of stock options and warrants were $8.6 million and $5.8 million for the years ended December 31, 2006 and 2005, respectively. No income tax benefit was realized from stock option exercises during years ended December 31, 2006 and 2005.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in APB No. 25, and made the pro forma disclosures required by SFAS No. 148 for the years ended December 31, 2005 and 2004. Except for options granted to certain members of the Board for Board Services, all options granted under the Plan and Prior Plan had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant.

The following table illustrates the effect on net income (loss) after tax and net income (loss) per share of Common Stock as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2005	2004

Net income (loss):
As reported	$3,425	$(5,024)
Compensation expense, pro forma	(2,975)	(1,997)

Pro forma	$450	$(7,021)

Income (loss) per share, basic:
As reported	$0.15	$(0.23)
Compensation expense, pro forma	(0.13)	(0.09)

Pro forma	$0.02	$(0.32)

Income (loss) per share, diluted:
As reported	$0.13	$(0.23)
Compensation expense, pro forma	(0.11)	(0.09)

Pro forma	$0.02	$(0.32)

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	For the Years Ended
	December 31,
	2006	2005	2004

Expected term (in years)	4.61	4.5	4.0
Volatility	40%	41%	46%
Interest rate	4.74%	4.25%	3.50%
Dividend yield	–	–	–
Weighted average fair value at grant date	$8.55	$5.95	$5.02

The Company’s computation of the expected volatility for the years ended December 31, 2006, 2005 and 2004 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. Pursuant to implementing SFAS 123R effective January 1, 2006, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The weighted-average forfeiture rate of 5% for the year ended December 31, 2006 was based on historical data.

Restricted Stock Awards

Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards to certain officers and employees (“Restricted Stock Awards”). The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer. During the year ended December 31, 2006, the Company granted Restricted Stock Awards for 263,000 shares of Common Stock of which none has been forfeited as of December 31, 2006. During the year ended December 31, 2005, the Company granted Restricted Stock Awards for 169,000 shares of Common Stock of which none has been forfeited as of December 31, 2006. There were no Restricted Stock Awards granted for the year ended December 31, 2004. Compensation expense for Restricted Stock Awards is measured based on the closing market price of the Company’s Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period. Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto. Each Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with the Company or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the employee’s death or disability or the termination of his employment by the Company without cause. Included in the Company’s financial results for the years ended December 31, 2006 and 2005 was $1.4 million and $0.2 million, respectively, of compensation expense for Restricted Stock Awards. There was no compensation expense for Restricted Stock Awards included in the Company’s financial results for the year ended December 31, 2004.

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

As provided for in the Plan, the Chief Executive Officer and the Chief Operating Officer (collectively, the “Executive Officers”) deferred receipt of one-half of their cash performance awards under the Plan for 2006 and 2005 in exchange for the grant of Stock Unit Awards under the Plan (the “Elected Deferral”). Upon this election, the Company provided a matching contribution equal to one-half of the amount deferred (the “Company Match”). The number of stock units subject to such Stock Unit Award is determined by dividing the total amount deferred (including the Company Match) by the fair market value of a share of the Company’s Common Stock on the date of payment of the non-deferred portion of the cash performance awards. The Stock Unit Awards vest on the fourth anniversary of the date of grant, subject to the Executive Officer’s continued employment with the Company, or any of its subsidiaries, on such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the Executive Officer’s death or disability or the termination of his employment by the Company without cause. The vested Stock Unit Awards are payable in shares of Common Stock upon the earliest to occur of the fifth anniversary of the date of grant, the Executive Officer’s death, disability or termination of employment with the Company or a change in control of the Company. In the event that an Executive Officer were to terminate employment and stock units resulting from his Elected Deferral remain unvested, the Company would be required to refund to the Executive Officer a cash amount equal to the lesser of such Elected Deferral (less taxes withheld) and the fair market value of such units upon termination of employment. During the year ended December 31, 2006, the Company granted 28,518 stock units to the Executive Officers, of which none has been forfeited as of December 31, 2006. During the years ended December 31, 2005 and 2004, no Stock Unit Awards were granted. Included in the Company’s financial results for the years ended December 31, 2006 and 2005 was $0.3 million and $0.4 million, respectively, of compensation expense from Stock Unit Awards. There was no compensation expense from Stock Unit Awards included in the Company’s financial results for the year ended December 31, 2004.

Stock Option and Restricted Stock Activity

The following table summarizes stock option activity for the year ended December 31, 2006, as follows (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value

Outstanding at December 31, 2003	5,639	$5.89	–	–
Granted	675	12.04	–	–
Exercised	(478)	4.54	–	–
Forfeited or expired	(36)	7.89	–	–

Outstanding at December 31, 2004	5,800	$6.70	5.68	$34,816

Exercisable at December 31, 2004	4,803	$6.24	5.02	$30,971

Outstanding at December 31, 2004	5,800	$6.70	–	–
Granted	652	15.00	–	–
Exercised	(924)	6.00	–	–
Forfeited or expired	(38)	11.18	–	–

Outstanding at December 31, 2005	5,490	$7.77	5.38	$62,012

Exercisable at December 31, 2005	4,486	$6.77	4.65	$55,175

Outstanding at December 31, 2005	5,490	$7.77	–	–
Granted	727	21.62	–	–
Exercised	(1,290)	6.60	–	–
Forfeited or expired	(34)	18.34	–	–

Outstanding at December 31, 2006	4,893	$10.07	5.68	$64,789

Exercisable at December 31, 2006	3,931	$8.09	4.93	$59,712

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The amount of the aggregate intrinsic value changes, based on the fair market value of the Company’s Common Stock. Total intrinsic value of share options exercised during the years ended December 31, 2006, 2005 and 2004 was $22.3 million, $9.2 million and $3.7 million, respectively. Total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 is $3.6 million and $2.3 million and $1.7 million, respectively.

As of December 31, 2006, $4.7 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes restricted stock activity for the year ended December 31, 2006, as follows (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted
Stock Units
Weighted
Average
Grant Date
Restricted Stock	Shares	Fair Value	Shares

Outstanding at December 31, 2003	–	$–	–
Granted	–	–	–
Vested	–	–	–
Forfeited or expired	–	–	–

Outstanding at December 31, 2004	–	–	–
Granted	169	16.86	–
Vested	–	–	–
Forfeited or expired	–	–	–

Outstanding at December 31, 2005	169	16.86	–
Granted	263	23.16	29
Vested	–	–	–
Forfeited or expired	–	–	–

Outstanding at December 31, 2006	432	$20.70	29

As of December 31, 2006, $7.6 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards and stock units is expected to be recognized over a weighted average period of 3.2 years.

The following table summarizes information about stock options outstanding under the Plan at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Prices	Number	(Years)	Price	Number	Price

$0.89 — $3.38	752,954	4.48	$2.84	752,954	$2.84
$3.38 — $4.23	528,083	5.79	3.85	528,083	3.85
$4.25 — $7.21	544,222	1.99	6.17	544,222	6.17
$7.63 — $8.03	616,815	2.86	7.78	616,815	7.78
$8.38 — $10.00	578,682	4.56	9.48	578,682	9.48
$10.54 — $13.05	574,475	7.57	12.37	419,339	12.38
$13.63 — $16.68	536,311	8.30	15.00	266,147	15.01
$17.11 — $21.60	577,450	9.18	20.41	159,362	20.11
$24.20 — $24.20	158,600	9.81	24.20	58,589	24.20
$26.72 — $26.72	25,875	9.30	26.72	6,938	26.72

$0.89 — $26.72	4,893,467	5.68	$10.07	3,931,131	$8.09

Warrants to purchase shares of the Company’s Common Stock, with all of the balance at December 31, 2006 expiring in 2007, are fully vested and exercisable as of the date of issuance. A summary of warrants as of December 31, 2006, 2005 and 2004, and changes during the years then ended, is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2003	225,800	$–
Granted	–	4.00
Exercised	(28,750)	4.00
Canceled	–	4.00

Outstanding at December 31, 2004	197,050	$4.00
Granted	–	4.00
Exercised	(125,000)	4.00
Canceled	–	4.00

Outstanding at December 31, 2005	72,050	$4.00
Granted	–	4.00
Exercised	(27,500)	4.00
Canceled	–	4.00

Outstanding at December 31, 2006	44,550	$4.00

Common Stock

The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

Other Equity Transactions

The following table summarizes information about stock options granted by the Company to non-employee directors to purchase the Company’s Common Stock in exchange for services rendered for 2006, 2005 and 2004 (“Board Options”):

Exercise Price of Stock		Number of Options
Options Granted (1) (2) (3)		Granted

2004:	4.05	3,074
	3.17	3,926
	3.87	4,146
	3.65	4,806

2005:	4.71	2,857
	4.88	2,761
	5.42	2,488
	5.86	2,300

2006:	7.80	1,728
	5.74	2,350
	6.94	2,012
	6.86	2,351

(1)	All stock option grants to non-employee directors during 2006, 2005 and 2004 were granted at an exercise price equal to 30% of the fair market value of the Company’s Common Stock on the date of grant. In October 2006, 25,000 stock options were issued at grant date market value to Al Leiter upon his election to the Company’s Board of Directors.

(2)	Stock options granted in 2004 are currently exercisable and stock options granted in 2006 and 2005 become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors and (iii) the effective date of a change in control of the Company. All such stock options were valued on the date of grant in accordance with the requirements prescribed in APB 25. See Note 2. These options were granted in lieu of cash retainers and board meeting fees.

(3)	The compensation expense related to the Board Options granted in 2006, 2005 and 2004, determined pursuant to the application of SFAS 123R for 2006 and APB 25 for 2005 and 2004, was $343,000, $125,000 and $136,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases corporate office space and certain equipment under non-cancellable operating lease agreements expiring at various dates. Total rent expense under these agreements was $2,738,000, $2,189,000 and $2,659,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 2006 (in thousands):

Year	Amount

2007	$2,785
2008	2,874
2009	2,575
2010	2,182
2011	2,193
Thereafter	9,858

$22,467

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

During the fourth quarter of 2001, the Company began leasing equipment with a computer leasing company (the “Leasing Company”) that is owned by an irrevocable trust (the “Trust”) for the benefit of the children of Robert A. Yanover, a member of the Company’s Board of Directors. Additionally, the Leasing Company’s business is managed and operated by a management company (the “Management Company”) pursuant to a management agreement. Mr. Yanover has a 50% ownership interest in the general partner of the

Management Company. The Company did not finance equipment with the Leasing Company in 2006, 2005 or 2004. The Company financed equipment with the Leasing Company totaling $1,007,000 and $258,000 during 2002 and 2001, respectively. Related amortization was $0, $0 and $331,000 and total cash paid was $0, $0 and $499,000 during 2006, 2005 and 2004, respectively. The unamortized capital lease obligation with the Leasing Company and related accumulated amortization were both $0 at December 31, 2006 and 2005 and $0 and $1,265,000, respectively, at December 31, 2004. The Company believes that the terms of the leases were no less favorable to the Company than could have been obtained from an unaffiliated party.

On October 23, 2006, the Company’s Board of Directors elected Al Leiter to the Company’s Board of Directors, effective October 23, 2006. During October 2002, Mr. Leiter entered into an agreement with the Company pursuant to which he agreed to (i) attend and participate in certain internal meetings of the Company; (ii) assist the Company’s salespeople with prospects; and (iii) act as an official spokesperson for the Company in exchange for which the Company agreed to make contributions to Leiter’s Landing, Mr. Leiter’s non-profit charitable organization benefiting children, in the amount of one tenth (1/10) of one percent, or 0.1%, of the Company’s total revenue as reported on its financial statements. Pursuant to this agreement, for the fiscal years ended December 31, 2006, 2005 and 2004, the Company contributed a total of approximately $107,000, $84,000 and $68,000, respectively to Leiter’s Landing. In February 2007, Mr. Leiter and the Company agreed that the maximum amount payable by the Company in any one year under this agreement is $200,000.

15.	EMPLOYEE BENEFIT PLAN

The Company provides retirement benefits for eligible employees, as defined, through a defined contribution benefit plan that is qualified under Section 401(k) of the Internal Revenue Code (the “Plan”). Contributions to the Plan, which are made at the sole discretion of the Company, were $918,000, $756,000 and $718,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

16.	SUBSEQUENT EVENT

Effective February 28, 2007, the Company’s Chief Executive Officer (“CEO”) voluntarily forfeited a restricted stock award for 60,000 shares of Common Stock which was granted to him at the February 6, 2007 meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) under the Company’s 2005 Equity and Incentive Plan (the “Plan”). The CEO voluntarily forfeited these shares because their issuance inadvertently caused the Company to have exceeded the limit on shares authorized for issuance under the Plan. In addition, the cancellation allowed the Company to have sufficient shares authorized under the Plan for the Company to provide stock options to purchase shares of Common Stock to new employees hired between February 6, 2007 and May 15, 2007, the date of the 2007 annual meeting of the Company’s stockholders (the “Annual Meeting”). The Company will propose in its 2007 proxy statement that stockholders approve at the Annual Meeting a 3,000,000 share increase in the number of shares that may be issued pursuant to awards under the Plan (the “Proposal to Amend the Plan”).

The cancellation of the CEO’s restricted stock award was accompanied by the Company’s concurrent offer to grant a replacement award of similar value to the CEO. Accordingly, the Compensation Committee adopted a resolution by unanimous written consent dated as of March 13, 2007 approving the grant to the CEO of an award of 60,000 restricted shares of Common Stock, contingent upon the approval by the Company’s stockholders of the Proposal to Amend the Plan at the Annual Meeting. Such restricted stock award would be issued on the date of the Annual Meeting, would become fully vested on the fourth anniversary of the Annual Meeting and would have such other terms as are provided in a Restricted Stock Award Agreement entered into in accordance with the Plan. The Compensation Committee resolution states that, in the event that the stockholders do not approve the Proposal to Amend the Plan, the Company will pay to its CEO, on the date such restricted stock award otherwise would have become fully vested, an amount in cash equal to the fair market value of the shares that otherwise would have been subject to such restricted stock award, as determined pursuant to the Plan.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that The Ultimate Software Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP

March 16, 2007
Miami, Florida
Certified Public Accountants

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

The information set forth in footnote 16 of the Notes to Consolidated Financial Statements under Item 8 is incorporated by reference herein.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman) and other key employees of the Company, and their ages as of February 18, 2007, are as follows:

Name	Age	Position(s)

Scott Scherr	54	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	49	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	49	Executive Vice President, Chief Financial Officer and Treasurer
Jon Harris	42	Senior Vice President, Chief Services Officer
Robert Manne	53	Senior Vice President, General Counsel
Vivian Maza	45	Senior Vice President, People and Secretary
Linda Miller	62	Senior Vice President, Marketing
Laura Johnson	42	Senior Vice President, Product Strategy
Adam Rogers	32	Senior Vice President, Chief Technology Officer
Greg Swick	43	Senior Vice President, Chief Sales Officer
Bill Hicks	41	Senior Vice President, Chief Information Officer
Daniel Taylor	37	Senior Vice President, Talent Management
James A. FitzPatrick, Jr.	57	Director
LeRoy A. Vander Putten	72	Director
Rick A. Wilber	60	Director
Robert A. Yanover	70	Director
Alois T. Leiter	41	Director

Scott Scherr has served as President and a director of the Company since its inception in April 1996 and has been Chairman of the Board and Chief Executive Officer of the Company since September 1996. Mr. Scherr is also a member of the Executive Committee of the Board of Directors (the “Board”). In 1990, Mr. Scherr founded The Ultimate Software Group, Ltd. (the “Partnership”), the business and operations of which were assumed by the Company in 1998. Mr. Scherr served as President of the Partnership’s general partner from the inception of the Partnership until its dissolution in March 1998. From 1979 until 1990, he held various positions at Automatic Data Processing, Inc. (“ADP”), a payroll services company, where his titles included Vice President of Operations and Sales Executive. Prior to joining ADP, Mr. Scherr operated Management Statistics, Inc., a data processing service bureau founded by his father, Reuben Scherr, in 1959. He is the brother of Marc Scherr, the Vice Chairman of the Board of the Company and the father-in-law of Adam Rogers, Senior Vice President, Chief Technology Officer.

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

Vivian Maza has served as Senior Vice President, People for the Company since February 2004 and served as Vice President, People from January 1998 through January 2004. Ms. Maza has served as Secretary of the Company since September 1996. Prior to that, Ms. Maza served as the Office Manager of the Company from its organization in April 1996 and of the Partnership from its inception in 1990 until April 1996. Ms. Maza is an HR Generalist and holds a Professional in Human Resources (PHR) certification from the Society for Human Resource Management (SHRM) association. From 1985 to 1990, Ms. Maza was a systems analyst for the Wholesale Division of ADP.

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

Adam Rogers has served as Senior Vice President, Chief Technology Officer since February 6, 2007. Mr. Rogers served as Senior Vice President, Development from December 2002 to February 6, 2007. From July 2001 to December 2002, Mr. Rogers served as Vice President of Engineering. From May 1997 to July 2001, Mr. Rogers held various positions in the Company’s research and development organization, including Director of Technical Support from October 1998 to November 1999 and Director of Web Development from

November 1999 to July 2001. Mr. Rogers is the son-in-law of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of the Company.

Greg Swick has served as Senior Vice President, Sales since January 2001. Mr. Swick served as Vice President and General Manager of the PEO Division of the Company’s sales organization from November 1999 to January 2001. From February 1998 to November 1999, Mr. Swick was Director of Sales, Northeast Division. Prior to joining the Company, Mr. Swick was President of The Ultimate Software Group of New York and New England, G.P., a reseller of the Company which was acquired by the Company in March 1998. From 1987 to 1994, Mr. Swick held various positions with ADP, where the most recent position was Area Vice President – ADP Dealer Services Division.

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

Daniel Taylor has served as Senior Vice President, Talent Management Systems since October 2006 following Ultimate Software’s acquisition of RTIX Limited. and its wholly owned subsidiary RTIX Americas, Inc. (collectively “RTIX”). Mr. Taylor was co-founder of RTIX, a United Kingdom performance and talent management software company, and served as its Director from 1991 through October 2004. Mr. Taylor served as CEO of RTIX Americas, Inc. from October 2005 and CEO of RTIX Limited. from May 2006 until the companies were acquired by Ultimate Software in October 2006.

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

Al Leiter has served as director of the Company since October 2006. Mr. Leiter was a three-time Major League Baseball World Champion and two-time All-Star pitcher formerly with the New York Yankees, New York Mets, Toronto Blue Jays, and Florida Marlins, and has been an official spokesperson for Ultimate Software since 2002. Mr. Leiter has served as a television commentator for the Yankees Entertainment and Sports Network since 2006. Mr. Leiter is president and founder of Leiter’s Landing, a charitable organization formed in 1996. Mr. Leiter has served on the Executive Committee of New York City’s official tourism marketing organization, NYC & Company, since 2000 and is on the Board of Directors of America’s Camp, a legacy organization of the Twin Towers Fund, on which he also served as a board member.

Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal. Messrs. Scott Scherr and Al Leiter serve on the Board in the class whose term expires at the annual meeting of the stockholders (the “Annual Meeting”) in 2007. Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting in 2008. Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting in 2009.

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

Corporate Governance

The Board does not have a standing nominating committee or committee performing similar functions. The Board has determined that it is appropriate not to have a nominating committee because of the relatively small size of the Board and because the entire Board functions in the capacity of a nominating committee.

When considering potential director candidates, the Board considers the candidate’s independence (as mandated by the NASD rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of the Company and the Board. In 2006, the Company did not pay any fees to a third party to assist in identifying or evaluating potential nominees.

The Board will consider director candidates recommended by the Company’s stockholders in a similar manner as those recommended by members of management or other directors.

Other Information

The information set forth in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees of the Board-Audit Committee”, is incorporated by reference.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Certain Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “KPMG LLP Fees”.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

Documents filed as part of this report:

(1)	Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)     Consolidated Financial Statement Schedule:

Report of Independent Registered Public Accounting

Schedule II – Valuation and Qualifying Accounts

(3)     Exhibits

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the ‘‘Registration Statement”)
3.2	—	Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)
3.3	—	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the Registration Statement)
4.1	—	Form of Certificate for the Common Stock, par value $0.01 per share **
4.2	—	Form of Warrant for Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-107527), initially filed July 31, 2003
10.1	—	Shareholders Rights Agreement, dated June 6, 1997 among the Company and certain stockholders named therein **
10.2	—	Asset Purchase Agreement, dated February 2, 1998, among The Ultimate Software Group of Virginia, Inc., the Company and certain principals named therein **
10.3	—	Asset Purchase Agreement, dated February 2, 1998, among the Company, The Ultimate Software Group of the Carolinas, Inc. and certain principals name therein **
10.4	—	Asset Acquisition Agreement, dated February 20, 1998, among the Company, The Ultimate Software Group of Northern California, Inc. and certain principals named therein **
10.5	—	Asset Purchase Agreement dated March 4, 1998, among the Company, Ultimate Investors Group, Inc. and certain principals name therein **
10.6	—	Agreement and Plan of Merger dated February 24, 1998, among the Company, ULD Holding Corp., Ultimate Software Group of New York and New England, G.P. and certain principals named therein **
10.7	—	Nonqualified Stock Option Plan, as amended and restated as of December 20, 2002 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.8	—	Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and the Company, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 1999)
10.9	—	Rights Agreement, dated as of October 22, 1998, between the Company and BankBoston, N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)

Number		Description

10.10	—	Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 1999)
10.11	—	Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated October 21, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.12	—	Warrant issued to Aberdeen Strategic Capital LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.13	—	Software License Agreement between the Company and Ceridian Corporation dated as of March 9, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 27, 2001)
10.14	—	Letter amendment between the Company and Ceridian Corporation dated as of August 9, 2001 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.15	—	Letter amendment between the Company and Ceridian Corporation dated as of February 5, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.16	—	Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.17	—	Revolving Promissory Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.18	—	Equipment Term Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.19	—	Services Agreement between the Company and Ceridian Corporation dated as of February 10, 2003 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.20	—	Third Loan Modification Agreement by and between the Company and Silicon Valley Bank dated March 27, 2003 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.21	—	Fourth Loan Modification Agreement by and between the Company and Silicon Valley Bank dated as of April 29, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated May 14, 2003)
10.22	—	Change in Control Bonus Plan for Executive Officers, effective March 5, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 13, 2004)

Number		Description

10.23	—	Fifth Loan Modification Agreement by and between the Company and Silicon Valley Bank dated as of May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2004)
10.24	—	Silicon Valley Bank Second Amended and Restated Revolving Promissory Note by and between the Company and Silicon Valley Bank dated May 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2004)
10.25		Amended Nonqualified stock option agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 3, 2006).
10.26		Amended Director Fee Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 3, 2006).
10.27		Amended Director Fee Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, dated March 5, 2006)
10.28		Entry into a Material Definitive Agreement with executives (incorporated by reference to the Company’s Form 8-K, Item 1.01 dated February 10, 2006).
10.29		Seventh Loan Modification Agreement between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 17, 2005).
10.30		Term Note between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 17, 2005).
10.31		Notice of Termination of License Agreement and Acknowledgement of Receipt by Ceridian Corporation dated, March 9, 2006 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)
10.32		Commercial Office Lease by and between ROHO Ultimate, LTD. II, a Florida limited partnership (‘‘Landlord”) and the Company dated May 23, 2001 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)
10.33		Agreement of Purchase and Sale by and between Parry F. Goodman and Ivy Goodman and Robert J. Manne and/or assigns dated September 22, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)
10.34		Assignment of Agreement of Purchase and Sale by and between Robert J. Manne a/k/a Robert Manne and the Company dated October 26, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)
10.35		Weston Town Center South Office Building Lease between South Office Building-DLB, LLC, a Florida Limited Liability Company, South Office Building Bagtrust, LLC, a Florida Limited Liability Company, and South Office Building-BJB, LLC, a Florida Limited Liability Company, and the Company and Weston Common Area LTD., dated August 18, 2005 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)

Number		Description

10.36		Galleria Atlanta office lease agreement between Galleria 600, LLC, a Delaware limited liability company, and the Company, dated April 27, 2006 (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q, dated August 8, 2006.
10.37		Lease of Office Space by and between OMERS Realty Corporation CPP Investment Board Real Estate Holdings Inc., and The Ultimate Software Group of Canada, Inc., dated August 22, 2006 (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q, dated November 8, 2006)
10.38		Indemnity Agreement between OMERS Realty Corporation, CPP Investment Board Real Estate Holdings, Inc., and the Company dated August 22, 2006 (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, dated November 8, 2006)
10.39		Amendment to Lease by and between ROHO Ultimate, Ltd. I (“Landlord”) and The Ultimate Software Group. Inc. (“Tenant”) for Demised premises at 2000 Ultimate Way, Weston, FL 33326 (the ‘‘Premises”) dated February 15, 2000 *
10.40		Lease Relating to Unit 2 Sceptre House, Hornbeam Park, Harrogate between St. James Property Management Limited (‘The Landlord‘) And RTIX Limited (‘‘The Tenant”) dated May 25, 2005 *
10.41		Counterpart/Underlease relating to Unit 2 Second Floor Sceptre House Hornbeam Square North Hornbeam Business Park, Harrogate between RTIX Limited (“The Landlord”) and First 4 IT Limited (“The Tenant”) dated May 25, 2005 *
10.42	—	First Amendment to Lease between Galleria 600, LLC (“Landlord”) and the Company, dated August 18, 2006*
21.1	—	Subsidiary of the Registrant *
23.1	—	Consent of Independent Registered Public Accounting Firm *
31.1	—	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	—	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	—	Cautionary Statement for Purposes of the ‘‘Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 *

*	Filed herewith.
**	Incorporated by reference to the corresponding exhibit in the Company’s Registration Statement.

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Ultimate Software Group, Inc.:

Under date of March 16, 2007, we reported on the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006 which reports appear in the December 31, 2006, Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15 of this 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

As discussed in Notes 2 and 12 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Also, as discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP
KPMG LLP

March 16, 2007
Miami, Florida
Certified Public Accountants

SCHEDULE II

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charged to Expenses	Write-offs and	Balance at
Classification	Year	and Other	Other	End of Year

Allowance for doubtful accounts:
December 31, 2006	$500	$813	$(813)	$500
December 31, 2005	500	869	(869)	500
December 31, 2004	525	419	(444)	500

Valuation allowance for deferred tax asset:

December 31, 2006	$33,838	$6,165	$–	$40,003
December 31, 2005	31,759	2,079	–	33,838
December 31, 2004	28,377	3,382	–	31,759

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ULTIMATE SOFTWARE GROUP, INC.

By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
     Executive Vice President, Chief Financial
     Officer and Treasurer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr Scott Scherr	President, Chief Executive Officer and Chairman of the Board	March 16, 2007

/s/ Mitchell K. Dauerman Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Marc D. Scherr Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	March 16, 2007

/s/ James A. FitzPatrick Jr. James A. FitzPatrick, Jr.	Director	March 16, 2007

/s/ LeRoy A. Vander Putten LeRoy A. Vander Putten	Director	March 16, 2007

/s/ Rick A. Wilber Rick Wilber	Director	March 16, 2007

/s/ Robert A. Yanover Robert A. Yanover	Director	March 16, 2007

/s/ Alois T. Leiter Alois T. Leiter	Director	March 16, 2007