Form 10-Q
period 2007-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2007-05-09
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 18, 2007, there were 24,674,527 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,722	$16,734
Accounts receivable, net of allowance for doubtful accounts of $550 and $500 for 2007 and 2006, respectively	25,930	26,575
Short-term investments in marketable securities	17,582	14,247
Prepaid expenses and other current assets	9,891	8,279

Total current assets	66,125	65,835
Property and equipment, net	14,796	13,480
Capitalized software, net	2,468	2,055
Goodwill	2,755	2,734
Long-term investments in marketable securities	884	2,039
Other assets, net	7,862	7,387

Total assets	$94,890	$93,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,860	$3,894
Accrued expenses	6,929	9,230
Current portion of deferred revenue	36,964	36,524
Current portion of capital lease obligations	1,620	1,512
Current portion of long-term debt	406	505

Total current liabilities	50,779	51,665

Deferred revenue, net of current portion	6,724	6,445
Deferred rent	2,795	2,788
Capital lease obligations, net of current portion	1,501	1,416
Long-term debt, net of current portion	167	194

Total liabilities	61,966	62,508

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 25,493,986 and 25,102,824 shares issued in 2007 and 2006, respectively	255	251
Additional paid-in capital	130,164	125,121
Accumulated other comprehensive income	2	1
Accumulated deficit	(82,241)	(83,500)

	48,180	41,873
Treasury stock, 875,037 and 709,437 shares, at cost, for 2007 and 2006, respectively	(15,256)	(10,851)

Total stockholders’ equity	32,924	31,022

Total liabilities and stockholders’ equity	$94,890	$93,530

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2007	2006
Revenues:
Recurring	$19,471	$14,439
Services	12,187	8,227
License	4,884	1,986

Total revenues	36,542	24,652

Cost of revenues:
Recurring	5,499	4,112
Services	10,292	6,964
License	409	256

Total cost of revenues	16,200	11,332

Gross profit	20,342	13,320

Operating expenses:
Sales and marketing	8,783	6,942
Research and development	7,171	5,374
General and administrative	3,447	2,442

Total operating expenses	19,401	14,758

Operating income (loss)	941	(1,438)

Other income (expense):
Interest expense	(47)	(40)
Interest and other income	395	339

Total other income, net	348	299

Income (loss) before provision for income taxes	1,289	(1,139)
Provision for income taxes	(30)	—

Net income (loss)	$1,259	$(1,139)

Net income (loss) per share:
Basic	$0.05	$(0.05)

Diluted	$0.05	$(0.05)

Weighted average shares outstanding:
Basic	24,527	23,709

Diluted	27,383	23,709

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,259	$(1,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,660	1,163
Provision for doubtful accounts	324	194
Non-cash stock-based compensation expense	2,819	1,616
Changes in operating assets and liabilities:
Accounts receivable	321	3,454
Prepaid expenses and other current assets	(1,612)	(1,090)
Other assets	(530)	(675)
Accounts payable	966	198
Accrued expenses and other long term liabilities	(2,347)	(1,539)
Deferred revenue	719	999

Net cash provided by operating activities	3,579	3,181

Cash flows from investing activities:
Purchases of marketable securities	(6,245)	(4,917)
Maturities of marketable securities	4,068	4,142
Capitalized software	(395)	(326)
Acquisition-related expenses	(21)	—
Purchases of property and equipment	(2,267)	(1,850)

Net cash used in investing activities	(4,860)	(2,951)

Cash flows from financing activities:
Repurchases of Common Stock	(4,405)	(999)
Principal payments on capital lease obligations	(455)	(407)
Net payments on long term debt	(126)	(123)
Net proceeds from issuances of Common Stock	2,257	2,267

Net cash (used in) provided by financing activities	(2,729)	738

Effect of foreign currency exchange rate changes on cash	(2)	—
Net increase (decrease) in cash and cash equivalents	(4,012)	968
Cash and cash equivalents, beginning of period	16,734	17,731

Cash and cash equivalents, end of period	$12,722	$18,699

Supplemental disclosure of cash flow information:
Cash paid for interest	$25	$30

Supplemental disclosure of non-cash financing activities:
- The Company entered into capital lease obligations to acquire new equipment totaling $648 and $369 for the three months ended March 31, 2007 and 2006, respectively.
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(In thousands)

			Additional	Accumulated				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance, December 31, 2006	25,103	$251	$125,121	$1	$(83,500)	709	$(10,851)	$31,022
Net income	—	—	—	—	1,259	—	—	1,259
Unrealized gain on investments in marketable securities available-for-sale	—	—	—	3	—	—	—	3
Unrealized loss on foreign translation				(2)				(2)

Comprehensive income	—	—	—	—	—	—	—	1,260

Repurchases of Common Stock	—	—	—	—	—	166	(4,405)	(4,405)
Issuances of Common Stock from exercises of stock options and warrants	391	4	2,253		—	—	—	2,257
Non-cash stock-based compensation	—	—	2,790		—	—	—	2,790

Balance, March 31, 2007	25,494	$255	$130,164	$2	$(82,241)	875	$(15,256)	$32,924

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of The Ultimate Software Group, Inc. and subsidiaries (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 16, 2007 (the “Form 10-K”).
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of operating results for the full fiscal years or for any future periods.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
     The unaudited condensed consolidated financial statements reflect the financial position and operating results of the Company and includes its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
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
Recently Adopted Accounting Pronouncements
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. As of January 1, 2007 and March 31, 2007 the Company believes that no reserves for uncertain income tax positions need to be recorded pursuant to FIN No. 48. The Company has net operating loss carryforwards expiring at various times through the year 2026 of $76.0 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments. Tax years 1996 to 2006 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax. Therefore, the adoption of FIN No. 48 did not have an impact on the Company’s unaudited condensed consolidated financial statements.
     Effective January 1, 2007, the Company adopted the Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” (“EITF No. 06-3”). EITF No. 06-3 allows entities to adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). The adoption of EITF No. 06-3 did not have an impact on the Company’s unaudited condensed consolidated financial statements.
Investments in Marketable Securities
     The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and FASB Staff Position Financial Accounting Standards No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Included in accumulated other comprehensive income at March 31, 2007 and December 31, 2006 are $3 thousand and $2 thousand, respectively, of unrealized gains on available-for-sale securities held at each such date.
     The amortized cost and market value of the Company’s investments in marketable securities available-for-sale at March 31, 2007 are shown in the table below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Investments in marketable securities:
Corporate debentures — bonds	$12,578	$2	$1	$12,579
Certificates of deposit	3,600	1	—	3,601
Asset-backed — fixed.	1,687	1	—	1,688
Commercial paper	598	—	—	598

Total investments, available-for-sale	$18,463	$4	$1	$18,466

     The amortized cost and market value of the available-for-sale securities by contractual maturity at March 31, 2007 are shown below (in thousands):

	Amortized	Market
	Cost	Value
Due in one year or less	$17,579	$17,582
Due after one year	884	884

	$18,463	$18,466

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
     Property and equipment consists of the following (in thousands):

	As of	As of
	March 31, 2007	December 31, 2006
Property and equipment	$44,094	$41,173
Less: accumulated depreciation and amortization	29,298	27,693

	$14,796	$13,480

Goodwill and Other Intangible Assets
     Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The $0.9 million balance of the acquired intangibles, net of amortization, is included in other assets on the Company’s unaudited condensed consolidated balance sheet. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to six years.
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

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the three months
	ended March 31,
	2007	2006
Basic weighted average shares outstanding	24,527	23,709
Effect of dilutive equity instruments	2,856	—

Dilutive weighted average shares outstanding	27,383	23,709

Other common stock equivalents (i.e., stock options, restricted stock awards, stock units and warrants) outstanding which are not included in the calculation of diluted income per share because their impact is antidilutive	815	5,616

Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) establishes standards for the reporting and display of comprehensive income and its components in the Company’s unaudited condensed consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)), of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive income, as presented on the accompanying unaudited condensed consolidated balance sheets, consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, recorded net of any related tax.
     Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	For the three months
	ended March 31,
	2007	2006
Net income (loss)	$1,259	$(1,139)
Other comprehensive income (loss)
Unrealized income (loss) on investments in marketable securities available-for-sale	3	(4)
Unrealized loss on foreign currency translation adjustments	(2)	—

Comprehensive income (loss)	$1,260	$(1,143)

Foreign Currency
     The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while fixed assets and equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated comprehensive income. Realized gains and losses resulting from foreign exchange transactions are included in total operating costs in the unaudited condensed consolidated statements of operations. The Company had a $2 thousand unrealized translation loss for the three months ended March 31, 2007.
Guarantees
     The Company applies the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The provision for initial recognition and measurement of liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. As an element of standard commercial terms in its standard sales contracts for UltiPro, the Company includes an indemnification clause that indemnifies the customer against certain liabilities and damages arising from any claims of patent, copyright, or other proprietary rights of any third party. Due to the nature of the intellectual property indemnification provided to its customers, the Company cannot estimate the fair value, or determine the total nominal amount, of the indemnification until such time as a claim for such indemnification is made. In the event of a claim made against the Company under such provision, the Company evaluates estimated losses for such indemnification under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FIN 45, considering such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not had any claims made against it under such provision and, accordingly, has not accrued any liabilities related to such indemnifications in its unaudited condensed consolidated financial statements.
3. STOCK-BASED COMPENSATION
Summary of Plans
     The Company’s 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase shares of the Company’s Common Stock. The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, and together with stock options, the “Awards”). The Plan was approved by the Company’s stockholders at the annual meeting of stockholders on May 17, 2005. Prior to that date, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”). Effective May 17, 2005, no additional options may be granted under the Prior Plan. However, options previously granted under the Prior Plan remain outstanding to the extent they have not been exercised and have not expired. The aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan is 9,000,000. As of March 31, 2007, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 43,776 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest immediately on the grant date. However, options granted to non-employee directors for board services under the Plan first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors of the Company (the “Board”) or (iii) the effective date of a change in control of the Company.
     The Company proposed in its 2007 proxy statement that stockholders approve at the annual meeting of stockholders to be held on May 15, 2007 (the “Annual Meeting”) a 3,000,000 share increase in the number of shares of Common Stock that may be issued pursuant to Awards under the Plan (the “Proposal to Amend the Plan”).
Fair Value
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Under the modified prospective method, stock based compensation expense for the three months ended March 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, options granted to certain members of the Board of Directors for board services recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the three months ended March 31, 2007 and 2006. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award.
     The following table sets forth the stock-based compensation resulting from share-based arrangements that is recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Stock-based compensation:
Cost of recurring revenues	$214	$120
Cost of service revenues	600	303
Cost of license revenues	2	3
Sales and marketing	1,201	729
Research and development	365	190
General and administrative	437	271

Total non-cash stock-based compensation expense	$2,819	$1,616

     Included in capitalized software in the Company’s unaudited condensed consolidated balance sheet at March 31, 2007 and 2006 was $24 thousand and $13 thousand, respectively, in stock-based compensation incurred in the development of UltiPro Canadian HR/Payroll (“UltiPro Canada”) during the three months ended March 31, 2007 and 2006. These amounts would have otherwise been charged to research and development expense for the three months ended March 31, 2007 and 2006.
     Net cash proceeds from the exercise of stock options and warrants were $2.3 million for the three months ended March 31, 2007 and 2006. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2007 and 2006.

     The fair value of stock based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2007 and March 31, 2006 (dollars in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Expected term (in years)	4.88	4.5
Volatility	39%	40%
Interest rate	4.80%	4.75%
Dividend yield	—	—
Weighted average fair value at grant date	$10.07	$8.68
     The Company’s computation of the expected volatility for the three months ended March 31, 2007 and 2006 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. Pursuant to implementing SFAS 123R effective January 1, 2006, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The weighted-average forfeiture rate of 4% and 5.4% for the three months ended March 31, 2007 and 2006, respectively, was based on historical data.
Restricted Stock Awards
     Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards to certain officers and employees (“Restricted Stock Awards”). The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer. The Company granted Restricted Stock Awards for 45,000 and 105,000 shares of Common Stock for the three months ended March 31, 2007 and 2006, respectively, of which none have been forfeited as of March 31, 2007. Compensation expense for Restricted Stock Awards is measured based on the closing market price of the Company’s Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period. Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto. Each Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with the Company or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the employee’s death or disability or the termination of his employment by the Company without cause. Included in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 was $0.7 million and $0.3 million, respectively, of stock-based compensation expense for Restricted Stock Awards. Included in the $0.7 million of stock based compensation expense for Restricted Stock Awards for the three months ended March 31, 2007 was $53 thousand related to a cash settled liability award granted during such period, as described below.
     In March 2007, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant to the Company’s Chief Executive Officer (“CEO”) of a Restricted Stock Award of 60,000 restricted shares of Common Stock, contingent upon the approval by the stockholders of the Proposal to Amend the Plan at the Annual Meeting. Such restricted stock award would be issued on the date of the Annual Meeting, would become fully vested on the fourth anniversary of the Annual Meeting and would have such other terms as are provided in a Restricted Stock Award Agreement entered into in accordance with the Plan. The Compensation Committee resolution states that, in the event that the stockholders do not approve the Proposal to Amend the Plan, the Company will pay to its CEO, on the date such restricted stock award otherwise would have become fully vested, an amount in cash equal to the fair market value of the shares that otherwise would have been subject to such Restricted Stock Award, as determined pursuant to the Plan (the “Cash Award”).
     The Cash Award represents the grant of a cash-settled liability classified award that is directly linked to the change in fair value of the Company’s Common Stock and is considered a share-based payment under SFAS 123R.
     Due to the cash component of the award (i.e., the Cash Award discussed above), the Restricted Stock Award would be considered a liability award under SFAS 123R and would, therefore, be marked to fair value at each reporting date until the earlier of stockholder approval or settlement. However, if the stockholders approve the Proposal to Amend the Plan at the Annual Meeting, the award would, at that point in time, convert to an equity-classified award at its fair value as of the date approved by the stockholders (essentially settling the cash liability). It would then be accounted for as an equity award over the vesting period, which begins on the grant date and ends on the cliff vesting date of the Restricted Stock Award, similar to the method of accounting currently used for equity instruments recorded pursuant to SFAS 123R.
     The following table reconciles stock based compensation as recorded in the Company’s unaudited condensed consolidated statement of stockholders’ equity and comprehensive income to the statement of cash flows for the periods indicated (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Stock based compensation — equity awards	$2,790	$1,629
Stock based compensation — liability award	53	—
Stock based compensation — capitalized software	(24)	(13)

Total stock based compensation — statement of operations	$2,819	$1,616

Stock Unit Awards
     The Company may, at its discretion, make awards of stock units under the Plan (“Stock Unit Awards”) to certain officers and employees. A Stock Unit Award is a grant of a number of hypothetical share units with respect to shares of Common Stock that are subject to vesting and transfer restrictions and conditions under a stock unit award agreement. The value of each unit is equal to the fair market value of one share of Common Stock on any applicable date of determination. The payment with respect to each unit under a Stock Unit Award may be made, at the discretion of the Compensation Committee, in cash or shares of Common Stock or in a combination of both. The grantee of a Stock Unit Award does not have any rights as a stockholder with respect to the shares subject to a Stock Unit Award until such time as shares of Common Stock are delivered to the grantee pursuant to the terms of the related stock unit award agreement.
     As provided for in the Plan, the Chief Executive Officer and the Chief Operating Officer (collectively, the “Executive Officers”) deferred receipt of one-half of their cash performance awards under the Plan for 2006 in exchange for the grant of Stock Unit Awards under the Plan (the “Elected Deferral”). Upon this election, the Company provided a matching contribution equal to one-half of the amount deferred (the “Company Match”). The number of stock units subject to such Stock Unit Award is determined by dividing the total amount deferred (including the Company Match) by the fair value of a share of the Company’s Common Stock on the date of payment of the non-deferred portion of the cash performance awards. The Stock Unit Awards vest on the fourth anniversary of the date of grant, subject to the Executive Officer’s continued employment with the Company, or any of its subsidiaries, on such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the Executive Officer’s death or disability or the termination of his employment by the Company without cause. The vested Stock Unit Awards are payable in shares of Common Stock upon the earliest to occur of the fifth anniversary of the date of grant, the Executive Officer’s death, disability or termination of employment with the Company or a change in control of the Company. In the event that an Executive Officer were to terminate employment and stock units resulting from his Elected Deferral remain unvested, the Company would be required to refund to the Executive Officer a cash amount equal to the lesser of such Elected Deferral (less taxes withheld) and the fair market value of such units upon termination of employment. During the three months ended March 31, 2007 and 2006, the Company granted 16,603 and 28,518 stock units, respectively, to the Executive Officers, of which none has been forfeited as of March 31, 2007. Included in the Company’s financial results for the three months ended March 31, 2007 and 2006 was $19 thousand and $11 thousand, respectively, of compensation expense from Stock Unit Awards.
Stock Option and Restricted Stock Activity
     The following table summarizes stock option activity for the three months ended March 31, 2007, as follows (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2006	4,893	$10.07	—	—
Granted	481	24.22	—	—
Exercised	(381)	5.94	—	—
Forfeited or expired	(10)	20.61	—	—

Outstanding at March 31, 2007	4,983	$11.73	6.09	$72,077

Exercisable at March 31, 2007	3,873	$9.25	5.25	$65,609

     The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount of the aggregate intrinsic value change, based on the fair value of the Company’s Common Stock. Total intrinsic value of options exercised was $7.3 million and $5.9 million for the three months ended March 31, 2007 and 2006, respectively. Total fair value of options vested during the three months ended March 31, 2007 and 2006 was $2.6 million and $1.6 million, respectively.
     As of March 31, 2007, $7.1 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2.0 years.

     The following table summarizes restricted stock activity for the three months ended March 31, 2007, as follows (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding at December 31, 2006	432	$20.70
Granted	45	24.30
Vested	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2007	477	$21.04

     As of March 31, 2007, $8.1 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards and stock units is expected to be recognized over a weighted average period of 3.1 years.
4. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.
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
     The primary sources of the Company’s recurring revenue stream are hosting services, branded “Intersourcing”, and product maintenance (i.e., software updates and telephone customer support). Other recurring revenue sources include subscription revenues from third-party business service providers (“BSPs”) and recurring revenues from the Original Ceridian Agreement. See also “Overview—Original Ceridian Agreement.”
     Ultimate Software offers hosting services at two separate data center locations—the original location in Miami, Florida, which was opened in 2002, and the location opened in August 2005 in Atlanta, Georgia. With Intersourcing, Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at its data centers. Operations of the facilities at both data centers are managed by International Business Machines. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.
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
     In connection with the Company’s business strategy, an internal financial metric used by the Company in measuring future financial performance is new annual recurring revenues. New annual recurring revenues (“ARR”) represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new BSPs, as well as recurring revenues from new sales by existing BSPs; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during the three months ended March 31, 2007 were $6.0 million as compared to $5.8 million for the three months ended March 31, 2006.
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
     Implementation and training services (the “Professional Services”) provided for Intersourcing arrangements are typically priced on a time and materials basis and are recognized as services revenue in the unaudited condensed consolidated statements of operations as the services are performed. Under EITF 00-21, fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis. Fair value for Professional Services is based on the respective Implementation Valuation and Training Valuation (see “Perpetual Licenses for UltiPro sold with or without Hosting Services”). If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.
     The Company believes that applying EITF 00-21 to Intersourcing arrangements as opposed to applying SOP 97-2 is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.
Sales of Base Hosting Services
     Subscription revenues generated from Base Hosting are recognized in accordance with EITF No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing hosting services subsequently in a separate transaction, whereas with Intersourcing the customer is purchasing the right to use (not license) UltiPro. Implementation services provided for Base Hosting arrangements are less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based on the Hosting Valuation (see “Perpetual Licenses for UltiPro sold with or without Hosting Services”). The fair value for implementation services is based on the Implementation Valuation in accordance with guidelines provided by SOP 97-2.
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
     Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement have been recognized ratably over the minimum term of the contract, which extends until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $36.5 million received to date. The amount of subscription revenue recognized under the Original Ceridian Agreement for the three months ended March 31, 2007, $1.9 million, was the same as that recognized during the same period in the prior year. The Company expects to continue to recognize $642,000 per month (or $7.7 million per annum) as recurring subscription revenue until March 9, 2008 when the Original Ceridian Agreement terminates.
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
Deferred Taxes
     The Company provides a valuation allowance for that portion of deferred tax assets which is not likely to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. Any reversal of the deferred tax valuation allowance is made when the Company believes that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of the deferred tax assets and related valuation allowance is based on taxable income expected to be earned over future periods which will include the utilization of previously accumulated net operating tax losses. Each quarter, the Company will continue to evaluate the amount, if any, of additional reduction or increase of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to the Company’s recent financial results as well as projected earnings over future periods. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred tax valuation allowance, in the event and to the extent the Company is able to determine that it would be able to realize the deferred tax assets in the future, a reduction in the deferred tax asset valuation allowance would increase income in the period in which the determination was made.
Overview
     Ultimate Software designs, markets, implements and supports human resources, payroll and talent management solutions.
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
     UltiPro is marketed primarily through the Company’s direct sales team. Ultimate Software has 1,400 customers, representing approximately 9,000 companies. Based upon October 2006 market data from Hoovers and Dun & Bradstreet, Ultimate Software estimates its approximate market share of 3 percent in the 15,000 employee and larger space; 4 percent in the 600 to15,000 employee space, and 2 percent in the 200 to 600 employee space.
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
     Under the agreement, Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. In 2007, Ceridian is required to make monthly payments of $551,250. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the Agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $36.5 million under the Original Ceridian Agreement.
     Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement will terminate on March 9, 2008 (unless terminated earlier for an uncured material breach).
     During December 2004, RSM McGladrey Employer Services (“RSM”), an existing BSP of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and midsize business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement have not changed as a result of the RSM Acquisition. Ceridian continues to be financially obligated to pay Ultimate Software a minimum fee of $500,000 per month with increases of 5% per annum, compounded beginning in January 2006. Therefore, the minimum monthly fee payable to Ultimate Software from Ceridian in 2007 is $551,250 and was $525,000 in 2006.
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

	For the Three Months
	Ended March 31,
	2007	2006
Revenues:
Recurring	53.3%	58.6%
Services	33.4	33.4
License	13.3	8.0

Total revenues	100.0	100.0

Cost of revenues:
Recurring	15.0	16.7
Services	28.2	28.3
License	1.1	1.0

Total cost of revenues	44.3	46.0

Operating expenses:
Sales and marketing	24.0	28.2
Research and development	19.6	21.8
General and administrative	9.5	9.9

Total operating expenses	53.1	59.9

Operating income (loss)	2.6	(5.9)
Other income (expense):
Interest expense	(0.1)	(0.2)
Interest and other income	1.0	1.4

Total other income, net	0.9	1.2

Income (loss) before income tax	3.5	(4.7)

Provision for income tax	(0.1)	—

Net income (loss)	3.4%	(4.7)%

Revenues
     The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).
     Recurring revenues consist of maintenance revenues, Intersourcing revenues from the Company’s hosted offering of UltiPro and subscription revenues from per-employee-per-month (“PEPM”) fees generated by BSP’s, principally Ceridian. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s products under software license agreements. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting and revenues generated from the Original Ceridian Agreement. Maintenance revenues are recognized ratably over the service period, generally one year. To the extent there are upfront fees associated with the Intersourcing Offering or Base Hosting, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services. Ongoing PEPM fees from the Intersourcing Offering and Base Hosting are recognized as subscription revenues (a component of recurring revenues in the unaudited condensed consolidated statements of operations) as the services are delivered.
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
     License revenues include revenues from software license agreements for the Company’s products, entered into between the Company and its customers in which the license fees are non-cancelable. License revenues are generally recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied. Until such delivery, the Company records amounts received when contracts are signed as customer deposits which are included with deferred revenues in the unaudited condensed consolidated balance sheets.
     Total revenues, consisting of recurring, services and license revenues, increased 48.2% to $36.5 million for the three months ended March 31, 2007 from $24.7 million for the three months ended March 31, 2006.
     Recurring revenues increased 34.9% to $19.5 million for the three months ended March 31, 2007 from $14.4 million for the three months ended March 31, 2006. The $5.1 million increase in recurring revenues for the three months ended March 31, 2007 was primarily due to increases in Intersourcing revenues and maintenance revenues.
a)	Intersourcing revenues increased primarily due to incremental recurring revenues generated from Intersourcing units which went “live” (i.e., when the underlying customer processes its first live payroll for its employees) since March 31, 2006. Recognition of recurring revenues for Intersourcing unit sales commences upon “live” date.

b)	Maintenance revenues increased due to additional maintenance fees resulting from cumulative increases in the customer base subsequent to March 31, 2006 due to incremental license sales since such date. Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a recurring basis thereafter (on a monthly basis ratably over the term of the respective renewal period). The Company’s high retention rate of approximately 97% for existing customers’ annual maintenance renewals in 2006 combined with the annual price increases that typically accompany renewals also contributed to the increase in maintenance revenues.

c)	Recurring subscription revenues recognized for the three months ended March 31, 2007 from the Original Ceridian Agreement, totaling $1.9 million, were the same as those recognized during the same period of the prior year. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month have been recognized, and are expected to be recognized, over the minimum term of the contract. Future recurring revenues to be recognized from the Original Ceridian Agreement are expected to be comparable to 2006, or $7.7 million per year, through March 9, 2008.

d)	The impact on recurring revenues of units sold under the Intersourcing Offering (as compared to the impact on license revenues of licensed units sold) is expected to be a gradual increase from one period to the next, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts. The Company continues to believe that a combination of units sold under the Intersourcing Offering and regular licensed units sold will provide a more predictable business model in the future.
     Services revenues increased 48.1% to $12.2 million for the three months ended March 31, 2007 from $8.2 million for the three months ended March 31, 2006. The $4.0 million increase in the three month period was mainly due to an increase in implementation revenues principally due to additional billable hours, stemming from an increase in the number of revenue-generating consultants and incremental units sold. In addition, the Company used third-party implementation partners significantly more in the three months ended March 31, 2007 than during the three months ended March 31, 2006 to assist in handling the increased demand for implementations due to increased sales, which also contributed to the growth in services revenues.
     License revenues increased 145.9% to $4.9 million for the three months ended March 31, 2007 from $2.0 million for the three months ended March 31, 2006. The $2.9 million increase was principally due to a larger number of new units sold by the Company’s direct sales force, a higher than average selling price per unit and, to a lesser extent, increased sales to existing clients.
Cost of Revenues
     Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms, costs associated with certain reimbursable out-of-pocket expenses, discussed below, and costs to support additional services provided to BSPs (or BSP services). Cost of license revenues primarily consists of fees payable to third-parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software and for the add-on time and attendance product, Ultimate Time and Attendance (“UTA”), which was introduced in 2006.
     Total cost of revenues (including $0.8 million in stock-based compensation for the three months ended March 31, 2007 as compared to $0.4 million for the three months ended March 31, 2006) increased 43.0% to $16.2 million for the three months ended March 31, 2007 from $11.3 million for the three months ended March 31, 2006.
     Cost of recurring revenues increased 33.7% to $5.5 million for the three months ended March 31, 2007 from $4.1 million for the three months ended March 31, 2006. The $1.4 million increase in cost of recurring revenues for the three months ended March 31, 2007 (which included stock-based compensation of $0.2 million for the three months ended March 31, 2007 as compared to $0.1 million for the three months ended March 31, 2006), was primarily due to the increases in both Intersourcing costs and maintenance costs. The increase in the Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales, including increased labor costs and higher operating costs such as depreciation and amortization of related computer equipment supporting the operations and costs associated with the operations of the Company’s two data centers. The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers serviced.
     Cost of services revenues increased 47.8% to $10.3 million for the three months ended March 31, 2007 from $7.0 million for the three months ended March 31, 2006. The increase in cost of services revenues for the three month period ended March 31, 2007 (which included stock-based compensation of $0.6 million for the three months ended March 31, 2007 as compared to $0.3 million for the three months ended March 31, 2006), was primarily due to an increase in costs of implementation. Due to the continued sales growth of both Intersourcing and license units, there was an increase in labor costs primarily resulting from additional billable consultants hired since March 31, 2006 to support this growth and, to a lesser extent, the use of third-party implementation partners who assisted in handling the increased demand for implementing UltiPro and add-on products.
     Cost of license revenues increased 59.8% to $409,000 for the three months ended March 31, 2007 from $256,000 for the three months ended March 31, 2006. The increase in cost of license revenues for the three months ended March 31, 2007 was principally due to higher royalties paid to third-party vendors for products sold in conjunction with UltiPro, including the new add-on product, UTA.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 26.5% to $8.8 million for the three months ended March 31, 2007 from $6.9 million for the three months ended March 31, 2006. The $1.9 million increase in the three month period ended March 31, 2007 was principally due to increased sales commissions and other additional labor costs (including $1.2 million of stock-based compensation for the three month period March 31, 2007 compared to $0.7 million for the three month period March 31, 2006), partly attributable to hiring additional personnel for the sales organization associated with the new UltiPro add-on product offerings, such as UTA, as well as expected sales of UltiPro Canada (defined below), once developed. Sales commissions increased on both license revenues as well as Intersourcing revenues, correlating with the growth in those revenue sources. Sales commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped. Sales commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on “live” date, which corresponds to Intersourcing revenue recognition.
Research and Development
     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 33.4% to $7.2 million for the three months ended March 31, 2007 from $5.4 million for the three months ended March 31, 2006. Excluding the impact of capitalized costs associated with UltiPro Canada, which totaled $0.4 million for the three month period ended March 31, 2007, research and development expenses increased $2.2 million for the three months ended March 31, 2007, in comparison to the same period last year, principally due to higher labor costs, including the impact of increased staffing needs related to the ongoing development of UltiPro Canada, increased development for UltiPro, including product enhancements and additional functionality, as well as annual merit increases and, to a lesser extent, $0.4 million of stock-based compensation expense for the three month period ended March 31, 2007 as compared to $0.2 million for the three month period ended March 31, 2006.
     In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), the Company capitalized certain research and development personnel costs for the development of UltiPro Canada functionality. UltiPro Canada is being built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada is designed to provide HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). The Company expects to capitalize additional research and development costs relative to the UltiPro Canada project until its anticipated general release, which is expected to occur in the second half of 2007, at which time capitalization would cease under SFAS No. 86 guidelines.
General and Administrative
     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses for the three months ended March 31, 2007 increased 41.2% to $3.4 million from $2.4 million for the three months ended March 31, 2006. The $1.0 million increase for the three months ended March 31, 2007 was primarily due to additional labor costs (including additional personnel to support the Company’s growth) and an increase in external professional fees. Included in general and administrative expenses for the three month periods ended March 31, 2007 was $0.4 million of stock-based compensation expense as compared to $0.3 million for the three months ended March 31, 2006, and $0.1 million of amortization of acquired intangible assets for the three month period ended March 31, 2007. There was no amortization of acquired intangible assets for the same period in the prior year.
Interest Expense
     Interest expense of $47 thousand for the three months ended March 31, 2007 was comparable to interest expense during the same period in the prior year.
Interest and Other Income
     Interest and other income increased slightly to $395 thousand for the three months ended March 31, 2007 from $339 thousand for the three months ended March 31, 2006. The increases in interest and other income for the three months ended March 31, 2007 were primarily due to an increase in interest rates as well as additional interest income on cash available for investments.
Income Taxes
     For the three months ended March 31, 2007, there was an alternative minimum income tax provision of $30 thousand. There was no such provision for the same period in the prior year. As of March 31, 2007, there were operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2006 which expire at various times through the year 2026 and that are available to offset future taxable income were $76.0 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.
Liquidity and Capital Resources
     The Company has historically funded operations primarily through the private and public sale of equity securities and, to a lesser extent, equipment financing and borrowing arrangements.

     As of March 31, 2007, the Company had $31.2 million in cash, cash equivalents and total investments in marketable securities, reflecting a net decrease of $1.8 million since December 31, 2006. The $1.8 million decrease was due to repurchases of Common Stock and an increase in cash purchases of property and equipment, partially offset by cash generated from operations and cash proceeds from employee stock option exercises.
     Net cash provided by operating activities was $3.6 million for the three months ended March 31, 2007 as compared to $3.2 million for the three months ended March 31, 2006. The $0.4 million increase in net cash provided by operating activities was primarily due to increased funds generated from operations related to the Company’s sales growth, including sales of Intersourcing units.
     Net cash used in investing activities was $4.9 million for the three months ended March 31, 2007 as compared to $3.0 million for the three months ended March 31, 2006. The $1.9 million increase in net cash used in investing activities was primarily due to an increase in net purchases of marketable securities of $1.4 million and increased cash purchases of property and equipment of $0.4 million.
     Net cash used in financing activities was $2.7 million for the three months ended March 31, 2007 as compared to net cash provided by financing activities of $0.8 million for the three months ended March 31, 2006. The $3.5 million increase in net cash used in financing activities was primarily related to increased repurchases of Common Stock of $3.4 million.
     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of March 31, 2007 and 2006, were 64 days and 53 days, respectively. The increase in DSO’s as of March 31, 2007 was related to the increase in accounts receivable principally from incremental revenues generated.
     Deferred revenues were $43.7 million at March 31, 2007 as compared to $43.0 million at December 31, 2006. The increase of $0.7 million in deferred revenues for 2007 was primarily due to increased sales from Intersourcing operations (which originate upon contract execution (for the one-time fees and PEPM fees, payment for which are included in the contract payment terms), partially offset by a decrease in deferred maintenance (from revenue recognized in excess of additional deferred maintenance arising from new license sales or annual maintenance renewals with existing clients) and, to a lesser extent, the reduction in deferred Ceridian revenues from quarterly amortization of Ceridian recurring revenue attributable to the Original Ceridian Agreement. Substantially all of the total balance in deferred revenues is related to future recurring revenues, including revenues related to Intersourcing.
     The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Based upon the strength and consistency of the cash flow position as well as management’s expectations for the next twelve months, the Company chose not to renew the Credit Facility upon its expiration. The Credit Facility’s Equipment Loan, while still effective, did not have any future borrowing capacity after May 27, 2006. The outstanding balance of $0.6 million under the Equipment Loan as of March 31, 2007 is payable on or before December 31, 2008 under the payment terms of such agreement. As of March 31, 2007, the Company was in compliance with all covenants included in the terms of the Credit Facility.
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
Forward-Looking Statements
     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2006, including Exhibit 99.1 thereto, filed with the SEC on March 16, 2007. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     Interest rates. Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments include obligations of U.S. government agencies and corporate debt securities. Corporate debt securities include commercial paper which must carry minimum short-term ratings of P-1 by Moody’s Investor Service, Inc. (“Moody’s”) and A-1 by Standard & Poor’s Ratings Service, a Division of The McGraw-Hill Companies, Inc. (“S&P”). Other corporate debt obligations must carry a minimum rating of A-2 by Moody’s or A by S&P. Asset-backed securities must carry a minimum AAA rating by Moody’s and S&P with a maximum average life of two years at the time of purchase.
     Interest on the Credit Facility is based on Prime Rate per annum. Because of the Company’s existing cash position and its expected cash flows from operations, the Company chose not to renew the Credit Facility upon its expiration. The Company was charged a weighted average interest rate of 6.5% per annum during the first quarter of 2007 under the Credit Facility. As of March 31, 2007, there was no amount outstanding under the Credit Facility’s Revolver and $0.6 million outstanding under the Credit Facility’s Equipment Loan, with no future availability to draw on the Equipment Loan and payment of the outstanding balance of such Equipment Loan due on or before December 31, 2008.
     As of March 31, 2007, total investments in available-for-sale marketable securities were $18.5 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.
     Interest rate risk. As of March 31, 2007, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 5.2% per annum). In addition, the Credit Facility’s Equipment Loan is based on a variable interest rate.
     To illustrate the potential impact of changes in interest rates, the Company has performed the following analysis based on its March 31, 2007 unaudited condensed consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of the Company’s total portfolio of approximately $96,000 over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of the Company’s total portfolio of approximately $96,000 over the next 12 months.

ITEM 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     (b) Changes in internal control over financial reporting. In connection with the evaluation required by Exchange Act Rule 13a-15, the Company’s management, including the CEO and CFO, concluded that no changes occurred during the quarter ended March 31, 2007 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Purchases of Equity Securities by the Issuer. On October 30, 2000, the Company announced that its Board authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”). For purposes of mitigating the expected dilution created by stock-based compensation, during the first quarter of 2006, the Board authorized the Company to resume repurchasing its Common Stock under the Stock Repurchase Program. There were 451,790 shares of the Company’s Common Stock repurchased during 2006. As of December 31, 2006, an aggregate of 290,563 shares of Common Stock remained authorized for repurchase under the Stock Repurchase Program.
     On February 6, 2007, the Board extended the Stock Repurchase Plan, authorizing the repurchase of up to 1,000,000 additional shares of the Company’s issued and outstanding Common Stock (the “Increased Shares Authorized”). As a result of the Increased Shares Authorized, there were 1,290,563 shares of Common Stock available for repurchase under the Stock Repurchase Program as of February 6, 2007. Stock repurchases may be made periodically in the open market, in privately negotiated transactions or in a combination of both. The extent and timing of these repurchase transactions will depend on market conditions and other business considerations.

     As of March 31, 2007, the Company had purchased 875,037 shares of the Company’s Common Stock under the Stock Repurchase Plan. The details of Common Stock repurchases for the three months ended March 31, 2007 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs
January 1 — 31, 2007	—	—	—	1,290,563
February 1 — 28, 2007.	62,000	26.79	771,437	1,228,563
March 1 — 31, 2007	103,600	26.37	875,037	1,124,963

Total	165,600	$26.53	875,037	1,124,963

(1)	All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

(2)	On October 30, 2000, the Company announced that its Board authorized the repurchase of up to 1,000,000 shares of the Company’s Common Stock pursuant to the Stock Repurchase Plan. On February 6, 2007, the Board extended the Stock Repurchase Plan, authorizing the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock. The Company’s stock repurchase transactions will be conducted over an indefinite period of time.
ITEM 6. Exhibits

Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.
Date: May 9, 2007	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)