Form 10-Q
period 2007-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2007-08-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
(954) 331 – 7000
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
     As of July 23, 2007, there were 24,798,084 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

		Page(s)
Part I –	Financial Information:

Item 1 –	Financial Statements:
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2007	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7-16

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-32

Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	32-34

Item 4 –	Controls and Procedures	34

Part II –	Other Information:

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	34-35

Item 4 –	Submission of Matters to a Vote of Security Holders	35-36

Item 6 –	Exhibits	36

Signatures		37
Certifications
EX-10.1 Amended & Restated Change in Control
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$20,024	$16,734
Accounts receivable, net of allowance for doubtful accounts of $600 and $500 for 2007 and 2006, respectively	25,360	26,575
Short-term investments in marketable securities	15,593	14,247
Prepaid expenses and other current assets	8,706	8,279

Total current assets	69,683	65,835

Property and equipment, net	15,511	13,480
Capitalized software, net	2,999	2,055
Goodwill	2,758	2,734
Long-term investments in marketable securities	2,472	2,039
Other assets, net	8,539	7,387

Total assets	$101,962	$93,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,451	$3,894
Accrued expenses	8,010	9,230
Current portion of deferred revenue	36,781	36,524
Current portion of capital lease obligations	1,857	1,512
Current portion of long-term debt	364	505

Total current liabilities	50,463	51,665

Deferred revenue, net of current portion	7,011	6,445
Deferred rent	2,754	2,788
Capital lease obligations, net of current portion	1,868	1,416
Long-term debt, net of current portion	84	194

Total liabilities	62,180	62,508

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 25,774,416 and 25,102,824 shares issued in 2007 and 2006, respectively	258	251
Additional paid-in capital	133,921	125,121
Accumulated other comprehensive (loss) income	(8)	1
Accumulated deficit	(75,832)	(83,500)

	58,339	41,873
Treasury stock, 993,737 and 709,437 shares, at cost, for 2007 and 2006, respectively	(18,557)	(10,851)

Total stockholders’ equity	39,782	31,022

Total liabilities and stockholders’ equity	$101,962	$93,530

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Recurring	$21,075	$15,531	$40,546	$29,969
Services	11,274	8,335	23,461	16,562
License	2,608	4,472	7,492	6,458

Total revenues	34,957	28,338	71,499	52,989

Cost of revenues:
Recurring	5,480	4,325	10,979	8,437
Services	9,081	6,404	19,373	13,369
License	265	391	674	647

Total cost of revenues	14,826	11,120	31,026	22,453

Gross profit	20,131	17,218	40,473	30,536

Operating expenses:
Sales and marketing	8,442	7,548	17,225	14,490
Research and development	6,663	5,273	13,834	10,646
General and administrative	3,253	2,556	6,700	4,998

Total operating expenses	18,358	15,377	37,759	30,134

Operating income	1,773	1,841	2,714	402

Other income (expense):
Interest expense	(53)	(60)	(100)	(100)
Other income, net	4,774	390	5,169	730

Total other income, net	4,721	330	5,069	630

Income before provision for income taxes	6,494	2,171	7,783	1,032
Provision for income taxes	(85)	—	(115)	—

Net income	$6,409	$2,171	$7,668	$1,032

Net income per share:
Basic	$0.26	$0.09	$0.31	$0.04

Diluted	$0.23	$0.08	$0.28	$0.04

Weighted average shares outstanding:
Basic	24,713	24,078	24,621	23,894

Diluted	27,571	27,311	27,479	27,211

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$7,668	$1,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,302	2,403
Provision for doubtful accounts	723	440
Non-cash stock-based compensation expense	4,737	2,837
Changes in operating assets and liabilities:
Accounts receivable	492	(1,357)
Prepaid expenses and other current assets	(427)	(830)
Other assets	(1,260)	(1,384)
Accounts payable	(443)	(174)
Accrued expenses and other long term liabilities	(1,254)	990
Deferred revenue	823	3,225

Net cash provided by operating activities	14,361	7,182

Cash flows from investing activities:
Purchases of marketable securities	(10,636)	(11,308)
Maturities of marketable securities	8,845	9,509
Capitalized software	(925)	(782)
Acquisition-related expenses	(24)	—
Purchases of property and equipment	(3,493)	(3,002)

Net cash used in investing activities	(6,233)	(5,583)

Cash flows from financing activities:
Repurchases of Common Stock	(7,706)	(3,765)
Principal payments on capital lease obligations	(922)	(847)
Principal payments under Credit Facility	(251)	(249)
Net proceeds from issuances of Common Stock	4,038	5,365

Net cash (used in) provided by financing activities	(4,841)	504

Effect of foreign currency exchange rate changes on cash	3	—
Net increase in cash and cash equivalents	3,290	2,103
Cash and cash equivalents, beginning of period	16,734	17,731

Cash and cash equivalents, end of period	$20,024	$19,834

Supplemental disclosure of cash flow information:
Cash paid for interest	$49	$56

Supplemental disclosure of non-cash financing activities:
- The Company entered into capital lease obligations to acquire new equipment totaling $1,719 and $725 for the six months ended June 30, 2007 and 2006, respectively.
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated				Total
			Additional	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Share	Amount	Equity

Balance, December 31, 2006	25,103	$251	$125,121	$1	$(83,500)	709	$(10,851)	$31,022
Net income	—	—	—	—	7,668	—	—	7,668
Unrealized loss on investments in marketable securities available-for-sale	—	—	—	(14)	—	—	—	(14)
Unrealized gain on foreign currency translation	—	—	—	5	—	—	—	5

Comprehensive income	—	—	—	—	—	—	—	7,659

Repurchases of Common Stock	—	—	—	—	—	285	(7,706)	(7,706)
Issuances of Common Stock from exercises of stock options and warrants	671	7	4,031	—	—	—	—	4,038
Non-cash stock-based compensation	—	—	4,769	—	—	—	—	4,769

Balance, June 30, 2007	25,774	$258	$133,921	$(8)	$(75,832)	994	$(18,557)	$39,782

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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of operating results for the full fiscal years or for any future periods.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
     The unaudited condensed consolidated financial statements reflect the financial position and operating results of the Company and include its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Recently Adopted Accounting Pronouncements
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. As of January 1, 2007 and June 30, 2007, the Company believes that no reserves for uncertain income tax positions need to be recorded pursuant to FIN No. 48. The Company has net operating loss carryforwards expiring at various times through the year 2026 of $76.0 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments. Tax years 1996 to 2006 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax. The adoption of FIN No. 48 did not have an impact on the Company’s unaudited condensed consolidated financial statements.

     Effective January 1, 2007, the Company adopted the Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). EITF No. 06-3 allows entities to adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). The adoption of EITF No. 06-3 did not have an impact on the Company’s unaudited condensed consolidated financial statements.
Investments in Marketable Securities
     The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and FASB Staff Position Financial Accounting Standards No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive (loss) income in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Included in accumulated other comprehensive (loss) income is $12 thousand of unrealized losses on available-for-sale securities at June 30, 2007 and $2 thousand of unrealized gains on available-for-sale securities held at December 31, 2006.
     The amortized cost and market value of the Company’s investments in marketable securities available-for-sale at June 30, 2007 are shown in the table below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value

Investments in marketable securities:
Corporate debentures — bonds	$12,148	$—	$12	$12,136
Certificates of deposit	3,600	—	1	3,599
Asset-backed — fixed	2,331	—	1	2,330

Total investments, available-for-sale	$18,079	$—	$14	$18,065

     The amortized cost and market value of the available-for-sale securities by contractual maturity at June 30, 2007 are shown below (in thousands):

	Amortized	Market
	Cost	Value

Due in one year or less	$15,603	$15,593
Due after one year	2,476	2,472

	$18,079	$18,065

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
     Property and equipment consisted of the following (in thousands):

	As of	As of
	June 30, 2007	December 31, 2006

Property and equipment	$46,206	$41,173
Less: accumulated depreciation and amortization	30,695	27,693

	$15,511	$13,480

Goodwill and Other Intangible Assets
     Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The $0.9 million balance of the acquired intangibles, net of amortization, is included in other assets on the Company’s unaudited condensed consolidated balance sheets. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to six years.
Other Income, net
     Other income, net, consisted of the following (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Interest income	$364	$337	$713	$614
Other income	35	53	81	116
Non-recurring settlement fee, net	4,375	—	4,375	—

Total other income, net	$4,774	$390	$5,169	$730

     Included with other income, net, in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007, is a non-recurring settlement fee of $4.4 million, net of related costs, resulting from the early termination of a multi-year business arrangement with one of our business partners that decided to exit the payroll business.
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
     The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Basic weighted average shares outstanding	24,713	24,078	24,621	23,894
Effect of dilutive equity instruments	2,858	3,233	2,858	3,317

Dilutive weighted average shares outstanding	27,571	27,311	27,479	27,211

Other common stock equivalents (i.e., stock options, restricted stock awards, stock units and warrants) outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	664	402	554	311

Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes standards for the reporting and display of comprehensive income and its components in the Company’s unaudited condensed consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive (loss) income, as presented on the accompanying unaudited condensed consolidated balance sheets, consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, recorded net of any related tax.

     Comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Net income	$6,409	$2,171	$7,668	$1,032
Other comprehensive income
Unrealized (loss) on investments in marketable securities available-for-sale	(13)	(5)	(14)	(9)
Unrealized gain on foreign currency translation adjustments	6	—	5	—

Comprehensive income	$6,402	$2,166	$7,659	$1,023

Foreign Currency
     The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while fixed assets and equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated comprehensive (loss) income. Realized gains and losses resulting from foreign exchange transactions are included in total operating costs in the unaudited condensed consolidated statements of operations. The Company had unrealized translation gains of $6 thousand and $5 thousand for the three months and six months ended June 30, 2007, respectively.
Guarantees
     The Company applies the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). The provision for initial recognition and measurement of a liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. As an element of standard commercial terms in its standard sales contracts for UltiPro, the Company includes an indemnification clause that indemnifies the customer against certain liabilities and damages arising from any claims of patent, copyright, or other proprietary rights of any third party. Due to the nature of the intellectual property indemnification provided to its customers, the Company cannot estimate the fair value, or determine the total nominal amount, of the indemnification until such time as a claim for such indemnification is made. In the event of a claim made against the Company under such provision, the Company evaluates estimated losses for such indemnification under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FIN No. 45, considering such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not had any claims made against it under such provision and, accordingly, has not accrued any liabilities related to such indemnifications in its unaudited condensed consolidated financial statements.

3. STOCK-BASED COMPENSATION
Summary of Plans
     The Company’s 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase shares of the Company’s Common Stock. The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, and together with stock options, the “Awards”). The Plan was approved by the Company’s stockholders at the annual meeting of stockholders on May 17, 2005. Prior to that date, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”). At the 2007 annual meeting of stockholders, held on May 15, 2007 (the “2007 Annual Meeting”), the stockholders of the Company approved an amendment and restatement of the Plan to increase the number of shares of the Company’s Common Stock authorized for issuance pursuant to Awards granted under the Plan by 3,000,000 shares. The aggregate number of shares of Common Stock previously authorized for issuance under all Awards granted under the Plan and Prior Plan was 9,000,000 shares. A complete copy of the amended and restated Plan, is contained in the Company’s proxy statement for the 2007 Annual Meeting that was filed with the Securities and Exchange Commission on April 13, 2007.
     As of June 30, 2007, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,000,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 2,939,082 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on the anniversary of the grant date for each of the following three years. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest and become exercisable immediately on the grant date. However, certain options granted to non-employee directors, during the period January 3, 2005 through July 2, 2007, for board services under the Plan first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors of the Company (the “Board”) or (iii) the effective date of a change in control of the Company.
Fair Value
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Under the modified prospective transition method, stock based compensation expense for the three and six months ended June 30, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award.
     The following table sets forth the stock-based compensation resulting from stock-based arrangements that was recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Non-cash stock-based compensation:
Cost of recurring revenues	$114	$80	$328	$200
Cost of service revenues	312	149	912	448
Cost of license revenues	1	1	3	4
Sales and marketing	922	607	2,123	1,336
Research and development	175	102	540	296
General and administrative	394	282	831	553

Total non-cash stock-based compensation expense	$1,918	$1,221	$4,737	$2,837

     Included in capitalized software in the Company’s unaudited condensed consolidated balance sheets at June 30, 2007 and December 31, 2006 was $32 thousand and $41 thousand, respectively, in stock-based compensation incurred in the development of UltiPro Canadian HR/Payroll (“UltiPro Canada”) during the first half of 2007 and the year ended December 31, 2006. These amounts would have otherwise been charged to research and development expense for the six months ended June 30, 2007 and the year ended December 31, 2006.
     Net cash proceeds from the exercise of stock options and warrants were $1.8 million and $4.0 million for the three and six months ended June 30, 2007, respectively, and $3.1 million and $5.4 million for the three and six months ended June 30, 2006, respectively. No income tax benefit was realized from stock option exercises during the three and six months ended June 30, 2007 and 2006.
     The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2007 and June 30, 2006 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Expected term (in years)	5.0	4.5	4.9	4.5
Volatility	39%	40%	39%	40%
Interest rate	4.50%	4.75%	4.65%	4.75%
Dividend yield	—	—	—	—
Weighted average fair value at grant date	$11.41	$11.17	$10.24	$8.89
     The Company’s computation of the expected volatility for the three and six months ended June 30, 2007 and 2006 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the stock-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the stock-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. Pursuant to implementing SFAS No. 123R effective January 1, 2006, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The weighted-average forfeiture rate of 4% and 5.4% for the three and six months ended June 30, 2007 and 2006, respectively, was based on historical data.

Restricted Stock Awards
     Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards to certain officers and employees (“Restricted Stock Awards”). The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer. The Company granted Restricted Stock Awards for 60,000 and 105,000 shares of Common Stock, respectively for the three and six months ended June 30, 2007. For the three months ended June 30, 2006, there were no grants of Restricted Stock Awards for shares of Common Stock. For the six months ended June 30, 2006, the Company granted Restricted Stock Awards for 105,000, shares of Common Stock. As of June 30, 2007, no grants of Restricted Stock Awards have been forfeited. Compensation expense for Restricted Stock Awards is measured based on the closing market price of the Company’s Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period. Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto. Each Restricted Stock Award becomes vested on the fourth anniversary of its date of grant, subject to the grantee’s continued employment with the Company or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the employee’s death or disability or the termination of his employment by the Company without cause. Included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007 was $0.7 million and $1.4 million, respectively, of stock-based compensation expense for Restricted Stock Awards. There was $0.3 million and $0.6 million of stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006.
     Upon approval of the amendment and restatement of the Plan by stockholders at the 2007 Annual Meeting, a liability-classified award granted during the first quarter of 2007 was converted into a Restricted Stock Award for 60,000 shares of Common Stock. Effective on and after May 15, 2007, the Restricted Stock Award is accounted for as an equity award over the vesting period, which begins on the service inception date of March 13, 2007 and ends on May 15, 2011, the cliff vesting date of the Restricted Stock Award.
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
     As provided for in the Plan, the Chief Executive Officer and the Chief Operating Officer (collectively, the “Executive Officers”) deferred receipt of one-half of their cash performance awards under the Plan for 2006 in exchange for the grant of Stock Unit Awards under the Plan (the “Elected Deferral”). Upon this election, the Company provided a matching contribution equal to one-half of the amount deferred (the “Company Match”). The number of stock units subject to such Stock Unit Award is determined by dividing the total amount deferred (including the Company Match) by the fair value of a share of the Company’s Common Stock on the date of payment of the non-deferred portion of the cash performance awards. The Stock Unit Awards vest on the fourth anniversary of the date of grant, subject to the Executive Officer’s continued employment with the Company, or any of its subsidiaries, on such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, the Executive Officer’s death or disability or the termination of his employment by the Company without cause. The vested Stock Unit Awards are payable in shares of Common Stock upon the earliest to occur of the fifth anniversary of the date of grant, the Executive Officer’s death, disability or termination of employment with the Company without cause or a change in control of the Company. In the event that an Executive Officer were to terminate employment and stock units resulting from his Elected Deferral remain unvested, the Company would be required to refund to the Executive Officer a cash amount equal to the lesser of such Elected Deferral (less taxes withheld) and the fair value of such units upon termination of employment. There were no grants of Stock Unit Awards during the three months ended June 30, 2007 or 2006. During the six months ended June 30, 2007 and 2006, the Company granted 16,603 stock units and 28,518 stock units, respectively, to the Executive Officers, of which none have been forfeited as of June 30, 2007. Included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007 was $19 thousand and $38 thousand, respectively, of compensation expense from Stock Unit Awards. During the three and six months ended June 30, 2006, $11 thousand and $23 thousand, respectively, of compensation expense from Stock Unit Awards was included in the Company’s unaudited condensed consolidated statements of operations.
Stock Option and Restricted Stock Activity
     The following table summarizes stock option activity for the six months ended June 30, 2007, (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value

Outstanding at December 31, 2006	4,893	$10.07	—	—
Granted	537	24.42	—	—
Exercised	(629)	6.22	—	—
Forfeited or expired	(22)	21.41	—	—

Outstanding at June 30, 2007	4,779	$12.14	5.98	$80,257

Exercisable at June 30, 2007	3,687	$9.59	5.13	$71,321

     The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of the aggregate intrinsic value changes based on the fair value of the Company’s Common Stock. Total intrinsic value of options exercised was $5.4 million and $12.7 million for the three and six months ended June 30, 2007, respectively, and $8.1 million and $14.1 million for the three and six months ended June 30, 2006, respectively. Total fair value of options vested during the three and six months ended June 30, 2007 was $0.5 million and $3.1 million, respectively, and $0.4 million and $2.0 million during the three and six months ended June 30, 2006, respectively.
     As of June 30, 2007, $6.6 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.8 years.

     The following table summarizes restricted stock activity for the six months ended June 30, 2007, (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding at December 31, 2006	432	$20.70
Granted	105	25.85
Vested	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2007	537	$21.71

     As of June 30, 2007, $8.8 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 2.9 years. As of June 30, 2007, $0.2 million of total unrecognized compensation costs related to non-vested stock units is expected to be recognized over a weighted average period of 3.0 years.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. (“Ultimate Software” or the “Company”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
     The primary sources of the Company’s recurring revenue stream are hosting services, branded “Intersourcing” and product maintenance (i.e., software updates and telephone customer support). Other recurring revenue sources include subscription revenues from third-party business service providers (“BSPs”) and recurring revenues from the Original Ceridian Agreement. See also “Overview—Original Ceridian Agreement” below.
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
     In connection with the Company’s business strategy, an internal financial metric used by the Company in measuring future financial performance is new annual recurring revenues. New annual recurring revenues (“ARR”) represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new BSPs, as well as recurring revenues from new sales by existing BSPs; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during the second fiscal quarter of 2007 were $7.0 million as compared to $5.7 million for the same period in 2006. New annual recurring revenues attributable to sales during the six months ended June 30, 2007 were $13.0 million as compared to $11.4 million for the six months ended June 30, 2006.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Sales Generated from the Intersourcing Offering
     Subscription revenues generated from the Intersourcing Offering are recognized in accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) as a services arrangement since the customer is purchasing the right to use UltiPro rather than licensing the software on a perpetual basis. Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by EITF No. 00-21.
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
     The Company believes that applying EITF 00-21 to Intersourcing arrangements as opposed to applying Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.
Sales of Base Hosting Services
     Subscription revenues generated from Base Hosting are recognized in accordance with Emerging Issues Task Force No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include Hosting Services and implementation services. Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license or is purchasing a perpetual license for UltiPro and is purchasing Hosting Services subsequently in a separate transaction, whereas with Intersourcing the customer is purchasing the right to use (not license) UltiPro. Implementation services provided for Base Hosting arrangements are less than those provided for Intersourcing arrangements since UltiPro is already implemented in Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for Hosting Services is based on the Hosting

Valuation (see “Perpetual Licenses for UltiPro sold with or without Hosting Services”). The fair value for implementation services is based on the Implementation Valuation in accordance with guidelines provided by SOP 97-2.
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
     Commencing on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement have been recognized ratably over the minimum term of the contract, which extends until March 9, 2008 (7 years from the effective date of the Original Ceridian Agreement). Subscription revenues of $642,000 per month are based on guaranteed minimum payments from Ceridian of approximately $42.7 million over the minimum contract term, including $38.2 million received to date. The amount of subscription revenues recognized under the Original Ceridian Agreement for the three and six months ended June 30, 2007, $1.9 million and $3.9 million, respectively, was the same as that recognized during the same period in the prior year. The Company expects to continue to recognize $642,000 per month (or $7.7 million per annum) as recurring subscription revenues until March 9, 2008 when the Original Ceridian Agreement terminates.
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
     Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a PEPM basis. Revenue is recognized on a PEPM basis. To the extent the BSP pays the Company a one-time upfront fee, the Company accounts for such fee by recognizing it as subscription revenues over the minimum term of the related agreement.

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
Deferred Taxes
     The Company provides a valuation allowance for that portion of deferred tax assets which is not likely to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. Any reversal of the deferred tax valuation allowance is made when the Company believes that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of the deferred tax assets and related valuation allowance is based on taxable income expected to be earned over future periods which will include the utilization of previously accumulated net operating tax losses. Each quarter, the Company evaluates the amount, if any, of additional reduction or increase of the valuation allowance that should be made. This is based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to the Company’s recent financial results as well as projected earnings over future periods. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred tax valuation allowance, in the event and to the extent the Company is able to determine that it would be able to realize the deferred tax assets in the future, a reduction in the deferred tax asset valuation allowance would increase income in the period in which the determination was made.
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
     Under the agreement, Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. In 2007, Ceridian is required to make monthly payments of $551,250. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the Agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $38.2 million under the Original Ceridian Agreement.
     Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement will terminate on March 9, 2008 (unless terminated earlier for an uncured material breach). Ceridian continues to be financially obligated to pay Ultimate Software a minimum monthly fee through the termination of the Original Ceridian Agreement. The minimum monthly fee payable to Ultimate Software by Ceridian in 2007 is $551,250 and was $525,000 in 2006.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues:
Recurring	60.3%	54.8%	56.7%	56.5%
Services	32.2	29.4	32.8	31.3
License	7.5	15.8	10.5	12.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Recurring	15.7	15.3	15.4	15.9
Services	26.0	22.5	27.1	25.2
License	0.8	1.4	0.9	1.2

Total cost of revenues	42.5	39.2	43.4	42.3

Operating expenses:
Sales and marketing	24.1	26.7	24.1	27.4
Research and development	19.1	18.6	19.3	20.1
General and administrative	9.3	9.0	9.4	9.4

Total operating expenses	52.5	54.3	52.8	56.9

Operating income	5.0	6.5	3.8	0.8
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.1)	(0.2)
Other income, net	13.7	1.4	7.2	1.3

Total other income, net	13.5	1.2	7.1	1.1

Income before income taxes	18.5	7.7	10.9	1.9

Provision for income taxes	(0.2)	—	(0.2)	—

Net income	18.3%	7.7%	10.7%	1.9%

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
     Total revenues, consisting of recurring, services and license revenues, increased 23.4% to $35.0 million for the three months ended June 30, 2007 from $28.3 million for the three months ended June 30, 2006, and 34.9% to $71.5 million for the six months ended June 30, 2007 from $53.0 million for the six months ended June 30, 2006.
     Recurring revenues increased 35.7% to $21.1 million for the three months ended June 30, 2007 from $15.5 million for the three months ended June 30, 2006, and 35.3% to $40.5 million for the six months ended June 30, 2007 from $30.0 million for the six months ended June 30, 2006. The increase in recurring revenues for the three and six months ended June 30, 2007 was primarily due to increases in Intersourcing revenues and, to a lesser extent, maintenance revenues.
a)	Intersourcing revenues increased primarily due to incremental recurring revenues generated from Intersourcing units which went “live” (i.e., when the underlying customer processes its first live payroll for its employees) since June 30, 2006. Recognition of recurring revenues for Intersourcing unit sales commences upon “live” date.

b)	Maintenance revenues increased due to additional maintenance fees resulting from cumulative increases in the customer base subsequent to June 30, 2006 due to incremental license sales since such date. Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a recurring basis thereafter (on a monthly basis ratably over the term of the respective renewal period).

c)	Recurring subscription revenues recognized for the three and six months ended June 30, 2007 from the Original Ceridian Agreement, totaling $1.9 million and $3.9 million, respectively, were the same as those recognized during the same periods of the prior year. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month have been recognized, and are expected to be recognized, over the minimum term of the contract. Future recurring revenues to be recognized from the Original Ceridian Agreement are expected to be comparable to 2006, or $7.7 million per year, through March 9, 2008.

d)	The impact on recurring revenues of units sold under the Intersourcing Offering (as compared to the impact on license revenues of licensed units sold) is expected to be a gradual increase from one period to the next, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts. The Company continues to believe that a combination of units sold under the Intersourcing Offering and regular licensed units sold will provide a more predictable business model in the future.
     Services revenues increased 35.3% to $11.3 million for the three months ended June 30, 2007 from $8.3 million for the three months ended June 30, 2006 and 41.7% to $23.5 million for the six months ended June 30, 2007 from $16.6 million for the six months ended June 30, 2006. The increase in the three and six month periods was mainly due to an increase in implementation revenues and, to a lesser extent, training revenues. The increase in implementation revenues was principally due to additional billable hours, stemming from an increase in the number of revenue-generating consultants and incremental units sold. In addition, the Company used third-party implementation partners significantly more in the three and six months ended June 30, 2007 than during the comparable periods of the prior year to assist in handling the increased demand for implementations due to increased sales, which also contributed to the growth in services revenues. Training revenues increased due to increased new unit sales and increased on-site training and virtual classroom training.
     License revenues decreased 41.7% to $2.6 million for the three months ended June 30, 2007 from $4.5 million for the three months ended June 30, 2006 and increased 16.0% to $7.5 million for the six months ended June 30, 2007 from $6.5 million for the six months ended June 30, 2006. The decrease in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was attributable to fewer units being sold in the three months ended June 30, 2007 coupled with the sale of one larger than average license unit during the three months ended June 30, 2006. The increase in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was principally due to a larger number of new units sold by the Company’s direct sales force (particularly in the first quarter of 2007), a higher average selling price per unit and, to a lesser extent, increased sales to existing clients.
Cost of Revenues
     Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain reimbursable out-of-pocket expenses, discussed below. Cost of license revenues primarily consists of fees payable to third-parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software and for the add-on time and attendance product, Ultimate Time and Attendance (“UTA”), which was introduced in 2006.
     Total cost of revenues (including $0.4 million and $1.2 million in stock-based compensation for the three and six months ended June 30, 2007, respectively, as compared to $0.2 million and $0.7 million for the three and six months ended June 30, 2006, respectively) increased 33.3% to $14.8 million for the three months ended June 30, 2007 from $11.1 million for the three months ended June 30, 2006, and 38.2% to $31.0 million for the six months ended June 30, 2007 from $22.5 million for the six months ended June 30, 2006.

     Cost of recurring revenues increased 26.7% to $5.5 million for the three months ended June 30, 2007 from $4.3 million for the three months ended June 30, 2006 and 30.1% to $11.0 million for the six months ended June 30, 2007 from $8.4 million for the six months ended June 30, 2006. The $1.2 million and $2.5 million increases in cost of recurring revenues for the three and six months ended June 30, 2007, respectively (which included stock-based compensation of $0.1 million and $0.3 million for the three and six months ended June 30, 2007, respectively, as compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2006), was primarily due to the increases in both Intersourcing costs and maintenance costs. The increase in the Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales, including increased labor costs and higher operating costs such as depreciation and amortization of related computer equipment supporting the operations and costs associated with the operations of the Company’s two data centers. The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers serviced.
     Cost of services revenues increased 41.8% to $9.1 million for the three months ended June 30, 2007 from $6.4 million for the three months ended June 30, 2006, and 44.9% to $19.4 million for the six months ended June 30, 2007 from $13.4 million for the six months ended June 30, 2006. The increase in cost of services revenues for the three and six month periods ended June 30, 2007 (which included stock-based compensation of $0.3 million and $0.9 million for the three and six months ended June 30, 2007 as compared to $0.1 million and $0.4 million for the three and six months ended June 30, 2006), was primarily due to an increase in costs of implementation. Due to the continued sales growth of both Intersourcing and license units, there was an increase in labor costs primarily resulting from additional billable consultants hired since June 30, 2006 to support this growth and, to a lesser extent, the use of third-party implementation partners who assisted in handling the increased demand for implementing UltiPro and add-on products.
     Cost of license revenues decreased 32.2% to $265 thousand for the three months ended June 30, 2007 from $391 thousand for the three months ended June 30, 2006, and increased 4.2% to $674 thousand for the six months ended June 30, 2007 from $647 thousand for the six months ended June 30, 2006. The decrease in cost of license revenues for the three months ended June 30, 2007 was principally due to lower royalties paid in the second quarter to third-party vendors for products sold in conjunction with UltiPro, including the new add-on product, UTA. The slight increase in cost of license revenues for the six months ended June 30, 2007 as compared to the same period in 2006 was mainly due to an increase in labor costs as well as increased royalty fees correlating to the increased license revenues during the first half of 2007.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 11.8% to $8.4 million for the three months ended June 30, 2007 from $7.5 million for the three months ended June 30, 2006, and 18.9% to $17.2 million for the six months ended June 30, 2007 from $14.5 million for the six months ended June 30, 2006. The increase in sales and marketing expenses for the three and six month periods ended June 30, 2007 was primarily due to increased labor and related costs (including $0.9 million and $2.1 million of stock-based compensation for the three and six months ended June 30, 2007, respectively, compared to $0.6 million and $1.3 million of stock-based compensation for the three and six months ended June 30, 2006, respectively), partly attributable to hiring additional personnel for the sales organization including personnel associated with the new UltiPro add-on product offerings, such as UTA, as well as expected sales of UltiPro Canadian HR/Payroll (“UltiPro Canada”), once developed. Included in increased labor and related costs for the three and six month periods ended June 30, 2007 were increased commissions principally related to increased Intersourcing commissions correlating with the growth in those revenue sources, partially offset by a decrease in commissions on license sales for both the three and six month periods ended June 30, 2007 principally due to a large third party commission paid in 2006 which was not paid in 2007 and to lower license sales in the second quarter of 2007. Sales commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped. Sales commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on “live” date, which corresponds to Intersourcing revenue recognition.
Research and Development
     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 26.4% to $6.7 million for the three months ended June 30, 2007 from $5.3 million for the three months ended June 30, 2006 and 29.9% to $13.8 million for the six months ended June 30, 2007 from $10.6 million for the six months ended June 30, 2006. Excluding the impact of capitalized costs associated with UltiPro Canada, which totaled $0.5 million and $0.9 million for the three and six month periods ended June 30, 2007, respectively, research and development expenses increased by $1.9 million and $4.1 million for the three and six months ended June 30, 2007, respectively, in comparison to the same periods last year, principally due to higher labor costs, including the impact of increased staffing related to the ongoing development of UltiPro Canada, increased development for UltiPro, including product enhancements and additional functionality, as well as annual merit increases and, to a lesser extent, $0.2 million and $0.5 million of stock-based compensation expense for the three and six month periods ended June 30, 2007, respectively, as compared to $0.1 million and $0.3 million for the three and six month periods ended June 30, 2006, respectively.
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
General and Administrative
     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses for the three months ended June 30, 2007 increased 27.3% to $3.3 million from $2.6 million for the three months ended June 30, 2006 and 34.1% to $6.7 million for the six months ended June 30, 2007 from $5.0 million for the six months ended June 30, 2006. The $0.7 million and $1.7 million increases for the three and six months ended June 30, 2007 were primarily due to additional labor costs (including additional personnel to support the Company’s growth) and, to a lesser extent, increased bad debt expense as well as increased professional fees (primarily related to the newly required Compensation Discussion and Analysis (“CD&A”) rules for the proxy statement). Included in general and administrative expenses for the three and six month periods ended June 30, 2007 were $0.4 million and $0.8 million, respectively, of stock-based compensation expense as compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2006, and $0.1 million and $0.1 million of amortization of acquired intangible assets for the three and six month period ended June 30, 2007. There was no amortization of acquired intangible assets for the same periods in the prior year.

Interest Expense
     Interest expense of $53 thousand and $100 thousand for the three and six months ended June 30, 2007 was comparable to interest expense during the same period in the prior year ($60 thousand and $100 thousand for the three and six months ended June 30, 2006, respectively).
Other Income, Net
     Other income, net, increased to $4.8 million for the three months ended June 30, 2007 from $390 thousand for the three months ended June 30, 2006 and to $5.2 million for the six months ended June 30, 2007 from $730 thousand for the six months ended June 30, 2006. Included in other income, net, in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007, is a non-recurring settlement fee of $4.4 million, net of related costs, resulting from the early termination of a multi-year business arrangement with one of our business partners that decided to exit the payroll business (the “Non-Recurring Settlement”). The slight increases in interest income for the three and six months ended June 30, 2007 compared to the same periods in 2006, were primarily due to a slight increase in interest rates as well as additional interest income on cash available for investments.
Income Taxes
     For the three and six months ended June 30, 2007, there was an income tax provision of $85 thousand and $115 thousand, respectively. There was no such provision for the same periods in the prior year. Included in the income tax provision for the three and six months ended June 30, 2007 was $65 thousand of income taxes relating to the Non-Recurring Settlement. We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.
     The Company’s net operating loss carryforwards available at December 31, 2006, which expire at various times through the year 2026 and that are available to offset future taxable income, were $76.0 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.
Liquidity and Capital Resources
     The Company funds operations primarily through the private and public sale of equity securities, cash generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.
     As of June 30, 2007, the Company had $38.1 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $5.1 million since December 31, 2006. The $5.1 million increase was primarily due to cash generated from operations of $14.4 million (including $4.5 million in cash received for the Non-Recurring Settlement), and cash proceeds from employee stock option exercises of $4.0 million, partially offset by repurchases of Common Stock under the Company’s Stock repurchase plan of $7.7 million and purchases of property and equipment of $4.7 million.

     Net cash provided by operating activities was $14.4 million for the six months ended June 30, 2007 as compared to $7.2 million for the six months ended June 30, 2006. The $7.2 million increase in net cash provided by operating activities was primarily due to increased funds generated from operations which included receipt of the settlement fee from the Non-Recurring Settlement, as well as the Company’s increase in sales, including both increased sales of Intersourcing units and license units.
     Net cash used in investing activities was $6.2 million for the six months ended June 30, 2007 as compared to $5.6 million for the six months ended June 30, 2006. The $0.6 million increase in net cash used in investing activities was primarily due to an increase in cash purchases of property and equipment of $0.5 million and an increase in cash purchases of capitalized software of $0.1 million.
     Net cash used in financing activities was $4.8 million for the six months ended June 30, 2007 as compared to net cash provided by financing activities of $0.5 million for the six months ended June 30, 2006. The $5.3 million increase in net cash used in financing activities was primarily related to increased repurchases of Common Stock pursuant to the Company’s stock repurchase plan of $3.9 million and a decrease in net proceeds from exercises of employee stock options and warrants of $1.3 million.
     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of June 30, 2007 and 2006, were 66 days and 61 days, respectively. The increase in DSO’s as of June 30, 2007 was related to the increase in accounts receivable principally from incremental revenues generated.
     Deferred revenues were $43.8 million at June 30, 2007 as compared to $43.0 million at December 31, 2006. The increase of $0.8 million in deferred revenues for 2007 was primarily due to increased sales from Intersourcing operations (which originate upon contract execution for the one-time fees and PEPM fees, payment for which are included in the contract payment terms), partially offset by a decrease in deferred maintenance (from revenue recognized in excess of additional deferred maintenance arising from new license sales or annual maintenance renewals with existing clients) and, to a lesser extent, a decrease in deferred services (as the prepayment of certain services were recognized as those services were performed), as well as the reduction in deferred Ceridian revenues (from quarterly amortization of Ceridian recurring revenue attributable to the Original Ceridian Agreement). Substantially all of the total balance in deferred revenues is related to future recurring revenues, including revenues related to Intersourcing.
     The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Based upon the strength and consistency of the cash flow position as well as management’s expectations for the next twelve months, the Company chose not to renew the Credit Facility upon its expiration. The Credit Facility’s Equipment Loan, while still effective, did not have any future borrowing capacity after May 27, 2006. The outstanding balance of $0.4 million under the Equipment Loan as of June 30, 2007 is payable on or before December 31, 2008 under the payment terms of such agreement. As of June 30, 2007, the Company was in compliance with all covenants included in the terms of the Credit Facility.
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
     Interest on the Credit Facility is based on Prime Rate per annum. Because of the Company’s existing cash position and its expected cash flows from operations, the Company chose not to renew the Credit Facility upon its expiration. The Company was charged a weighted average interest rate of 6.5% per annum during the second quarter of 2007 under the Credit Facility. As of June 30, 2007, there was no amount outstanding under the Credit Facility’s Revolver and $0.4 million outstanding under the Credit Facility’s Equipment Loan, with no future availability to draw on the Equipment Loan and payment of the outstanding balance of such Equipment Loan due on or before December 31, 2008.
     As of June 30, 2007, total investments in available-for-sale marketable securities were $18.1 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.
     Interest rate risk. As of June 30, 2007, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 5.2% per annum). In addition, the Credit Facility’s Equipment Loan is based on a variable interest rate.
     To illustrate the potential impact of changes in interest rates, the Company has performed the following analysis based on its June 30, 2007 unaudited condensed consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of the Company’s total portfolio of approximately $99,000 over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of the Company’s total portfolio of approximately $99,000 over the next 12 months.

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
     (b) Changes in internal control over financial reporting. In connection with the evaluation required by Exchange Act Rule 13a-15, the Company’s management, including the CEO and CFO, concluded that no changes occurred during the quarter ended June 30, 2007 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer. On October 30, 2000, the Company announced that its Board authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”). For purposes of mitigating the expected dilution created by stock-based compensation, during the first quarter of 2006, the Board authorized the Company to resume repurchasing its Common Stock under the Stock Repurchase Plan. There were 451,790 shares of the Company’s Common Stock repurchased during 2006. As of December 31, 2006, an aggregate of 290,563 shares of Common Stock remained authorized for repurchase under the Stock Repurchase Plan.
     On February 6, 2007, the Board extended the Stock Repurchase Plan, authorizing the repurchase of up to 1,000,000 additional shares of the Company’s issued and outstanding Common Stock (the “Increased Shares Authorized”). As a result of the Increased Shares Authorized, there were 1,290,563 shares of Common Stock available for repurchase under the Stock Repurchase Plan as of February 6, 2007. Stock repurchases may be made periodically in the open market, in privately negotiated transactions or in a combination of both. The extent and timing of these repurchase transactions will depend on market conditions and other business considerations.

     As of June 30, 2007, the Company had purchased 993,737 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 1,006,263 available for repurchase in the future. The details of Common Stock repurchases for the six months ended June 30, 2007 were as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs
January 1 – 31, 2007	—	—	—	1,290,563
February 1 – 28, 2007	62,000	26.79	771,437	1,228,563
March 1 – 31, 2007	103,600	26.37	875,037	1,124,963
April 1 – 30, 2007	—	—	875,037	1,124,963
May 1 – 31, 2007	95,200	27.76	970,237	1,029,763
June 1 – 30, 2007	23,500	28.09	993,737	1,006,263

Total	284,300	$27.21	993,737	1,006,263

(1)	All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

(2)	On October 30, 2000, the Company announced that its Board authorized the repurchase of up to 1,000,000 shares of the Company’s Common Stock pursuant to the Stock Repurchase Plan. On February 6, 2007, the Board extended the Stock Repurchase Plan, authorizing the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock. The Company’s stock repurchase transactions will be conducted over an indefinite period of time.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on May 15, 2007. The principal business of the meeting was (i) to elect two directors to serve until the 2010 Annual Meeting of Stockholders or until their successors are duly elected and qualified; (ii) to approve the amendment of the 2005 Equity and Incentive Plan; and (iii) to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.
     The names of the nominees for directors whose terms expired at the 2007 Annual Meeting of Stockholders of the Company and who were elected to serve as directors until the 2010 Annual Meeting of Stockholders are as follows:

Nominee	For	Withheld Vote
Scott Scherr Alois T. Leiter	17,073,509 20,524,763	6,692,126 3,240,872
     The names of each other director whose term of office as a director continues after the 2007 Annual Meeting of Stockholders and their respective term expirations are as follows:
     Term Expires in 2008:
          LeRoy A. Vander Putten
          Robert A. Yanover
     Term Expires in 2009:
          Marc D. Scherr
          James A. FitzPatrick, Jr.
          Rick A. Wilber

     The results of the vote to approve the amendment of the 2005 Equity and Incentive Plan are as follows:

For	Against	Abstain	Broker Non Votes
12,120,464	7,875,625	14,203	3,755,343
     The results of the vote to ratify KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 are as follows:

For	Against	Abstain	Broker Non Votes
23,577,924	33,763	153,948	0
ITEM 6. Exhibits

Number	Description

10.1	Amended and Restated Change in Control Bonus Plan for Executive Officers, effective July 24, 2007 *

10.2	Amended and Restated 2005 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders dated April 13, 2007)

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

*	Filed herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.
Date: August 8, 2007	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)