Form 10-Q
period 2007-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2007-11-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 10, 2007, there were 24,705,238 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

Page(s)
Part I — Financial Information:

Item 1 — Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5
Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2007	6
Notes to Unaudited Condensed Consolidated Financial Statements	7-16

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-27

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	27-28

Item 4 — Controls and Procedures	28

Part II — Other Information:

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6 — Exhibits	30

Signatures	31
Certifications
EX-21.1 Subsidiaries of the Registrant
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$15,934	$16,734
Accounts receivable, net of allowance for doubtful accounts of $600 and $500 for 2007 and 2006, respectively	29,055	26,575
Short-term investments in marketable securities	15,658	14,247
Prepaid expenses and other current assets	9,899	8,279

Total current assets	70,546	65,835

Property and equipment, net	16,616	13,480
Capitalized software, net	3,465	2,055
Goodwill	2,758	2,734
Long-term investments in marketable securities	643	2,039
Other assets, net	8,705	7,387

Total assets	$102,733	$93,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,373	$3,894
Accrued expenses	7,987	9,230
Current portion of deferred revenue	38,852	36,524
Current portion of capital lease obligations	1,894	1,512
Current portion of long-term debt	614	505

Total current liabilities	54,720	51,665

Deferred revenue, net of current portion	7,527	6,445
Deferred rent	2,708	2,788
Capital lease obligations, net of current portion	1,871	1,416
Long-term debt, net of current portion	362	194

Total liabilities	67,188	62,508

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 26,043,094 and 25,102,824 shares issued in 2007 and 2006, respectively	260	251
Additional paid-in capital	138,568	125,121
Accumulated other comprehensive income	7	1
Accumulated deficit	(73,477)	(83,500)

	65,358	41,873
Treasury stock, 1,364,375 and 709,437 shares, at cost, for 2007 and 2006, respectively	(29,813)	(10,851)

Total stockholders’ equity	35,545	31,022

Total liabilities and stockholders’ equity	$102,733	$93,530

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Recurring	$22,174	$16,487	$62,720	$46,456
Services	12,312	9,410	35,773	25,972
License	3,337	2,882	10,829	9,340

Total revenues	37,823	28,779	109,322	81,768

Cost of revenues:
Recurring	5,630	4,602	16,609	13,040
Services	10,066	7,287	29,439	20,655
License	352	319	1,026	966

Total cost of revenues	16,048	12,208	47,074	34,661

Gross profit	21,775	16,571	62,248	47,107

Operating expenses:
Sales and marketing	9,040	7,222	26,265	21,711
Research and development	7,107	5,887	20,941	16,533
General and administrative	3,645	2,526	10,345	7,524

Total operating expenses	19,792	15,635	57,551	45,768

Operating income	1,983	936	4,697	1,339

Other income (expense):
Interest expense	(61)	(52)	(161)	(152)
Other income, net	433	419	5,602	1,148

Total other income, net	372	367	5,441	996

Income before provision for income taxes	2,355	1,303	10,138	2,335
Provision for income taxes	—	—	(115)	—

Net income	$2,355	$1,303	$10,023	$2,335

Net income per share:
Basic	$0.10	$0.05	$0.41	$0.10

Diluted	$0.09	$0.05	$0.36	$0.09

Weighted average shares outstanding:
Basic	24,764	24,130	24,688	23,713

Diluted	27,692	27,030	27,577	26,891

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$10,023	$2,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,071	3,727
Provision for doubtful accounts	1,075	873
Non-cash stock-based compensation expense	7,294	4,264
Changes in operating assets and liabilities:
Accounts receivable	(3,555)	(3,336)
Prepaid expenses and other current assets	(1,620)	(1,737)
Other assets	(1,478)	(2,244)
Accounts payable	1,479	1,190
Accrued expenses and deferred rent	(1,323)	1,068
Deferred revenue	3,410	4,141

Net cash provided by operating activities	20,376	10,281

Cash flows from investing activities:
Purchases of marketable securities	(13,629)	(17,903)
Maturities of marketable securities	13,614	15,383
Capitalized software	(1,391)	(1,273)
Acquisition-related expenses	(24)	—
Purchases of property and equipment	(4,777)	(4,725)

Net cash used in investing activities	(6,207)	(8,518)

Cash flows from financing activities:
Repurchases of Common Stock	(18,962)	(9,797)
Principal payments on capital lease obligations	(1,452)	(1,247)
Repayments of borrowings of long-term debt	(684)	(376)
Net proceeds from issuances of Common Stock	6,123	6,236

Net cash used in financing activities	(14,975)	(5,184)

Effect of foreign currency exchange rate changes on cash	6	—
Net decrease in cash and cash equivalents	(800)	(3,421)
Cash and cash equivalents, beginning of period	16,734	17,731

Cash and cash equivalents, end of period	$15,934	$14,310

Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$79

Supplemental disclosure of non-cash financing activities:
– The Company entered into capital lease obligations to acquire new equipment totaling $2,289 and $1,433 during the nine months ended September 30, 2007 and 2006, respectively.
– The Company entered into a long-term installment loan agreement with a vendor to acquire computer software totaling $961 during the nine months ended September 30, 2007.
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
Balance, December 31, 2006	25,103	$251	$125,121	$1	$(83,500)	709	$(10,851)	$31,022
Net income	—	—	—	—	10,023	—	—	10,023
Unrealized gain on foreign currency translation	—	—	—	6	—	—	—	6

Comprehensive income	—	—	—	—	—	—	—	10,029

Repurchases of Common Stock	—	—	—	—	—	655	(18,962)	(18,962)
Issuances of Common Stock from exercises of stock options and warrants	940	9	6,114	—	—	—	—	6,123
Non-cash stock-based compensation	—	—	7,333	—	—	—	—	7,333

Balance, September 30, 2007	26,043	$260	$138,568	$7	$(73,477)	1,364	$(29,813)	$35,545

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
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of operating results for the full fiscal years or for any future periods.
     The unaudited condensed consolidated financial statements reflect the financial position and operating results of the Company and include its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
     The Company’s significant accounting policies are discussed in Note 2 to its audited consolidated financial statements for the fiscal year ended December 31, 2006, included in the Form 10-K. These accounting policies have not significantly changed.
Recently Adopted Accounting Pronouncements
     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. As of January 1, 2007 and September 30, 2007, the Company believes that no reserves for uncertain income tax positions need to be recorded pursuant to FIN No. 48. The Company has net operating loss carryforwards expiring at various times through the year 2026 of $74.4 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments. Tax years 1996 to 2006 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax. The adoption of FIN No. 48 did not have an impact on the Company’s unaudited condensed consolidated financial statements.
     In May 2007, the FASB published FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which is an amendment to FIN No. 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company’s accounting is consistent with the guidance in FSP FIN 48-1.
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
Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities; including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.
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

3. Investments in Marketable Securities
     The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and FASB Staff Position Financial Accounting Standards No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized holding gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Included in accumulated other comprehensive income is $2 thousand of unrealized gains on available-for-sale securities at September 30, 2007 and $2 thousand of unrealized gains on available-for-sale securities held at December 31, 2006.
     The amortized cost and market value of the Company’s investments in marketable securities available-for-sale at September 30, 2007 are shown in the table below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Investments in marketable securities:
Corporate debentures — bonds	$11,471	$4	$7	$11,468
Commercial paper	647	—	—	647
Certificates of deposit	1,200	—	—	1,200
Asset-backed — fixed	2,983	3	—	2,986

Total investments, available-for-sale	$16,301	$7	$7	$16,301

     The amortized cost and market value of the available-for-sale securities by contractual maturity at September 30, 2007 are shown below (in thousands):

	Amortized	Market
	Cost	Value
Due in one year or less	$15,660	$15,658
Due after one year	641	643

	$16,301	$16,301

4. Property and Equipment
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

     Property and equipment consisted of the following (in thousands):

	As of	As of
	September 30, 2007	December 31, 2006
Property and equipment	$49,008	$41,173
Less: accumulated depreciation and amortization	32,392	27,693

	$16,616	$13,480

5. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist. SFAS No. 142, “Goodwill and Other Intangible Assets”, also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The $0.8 million balance of the acquired intangibles, net of amortization, is included in other assets on the Company’s unaudited condensed consolidated balance sheets. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from five to six years.
6. Other Income, net
     Other income, net, consisted of the following (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Interest income	$375	$356	$1,087	$970
Other income	58	63	140	178
Non-recurring settlement fee, net	–	–	4,375	–

Total other income, net	$433	$419	$5,602	$1,148

     Included in other income, net, in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2007, is a non-recurring settlement fee of $4.4 million, net of related costs, resulting from the early termination of a multi-year business arrangement with one of our business partners that decided to exit the payroll business.
7. Earnings Per Share
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

     The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	24,764	24,130	24,688	23,713
Effect of dilutive equity instruments	2,928	2,900	2,889	3,178

Dilutive weighted average shares outstanding	27,692	27,030	27,577	26,891

Other common stock equivalents (i.e., stock options, restricted stock awards, stock units and warrants) outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	179	523	634	383

8. Comprehensive Income
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
     Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Net income	$2,355	$1,303	$10,023	$2,335
Other comprehensive income
Unrealized gain on investments in marketable securities available-for-sale	14	42	—	33
Unrealized gain on foreign currency translation adjustments	1	—	6	—

Comprehensive income	$2,370	$1,345	$10,029	$2,368

9. Foreign Currency
     The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while fixed assets and equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated other comprehensive income. Realized gains and losses resulting from foreign exchange transactions are included in total operating costs in the unaudited condensed consolidated statements of operations. The Company had unrealized translation gains of $1 thousand and $6 thousand for the three months and nine months ended September 30, 2007, respectively.
10. Guarantees
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
11. Stock-Based Compensation
Summary of Plans
     The Company’s Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to directors, officers and employees of the Company to purchase shares of the Company’s Common Stock. The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, and together with stock options, the “Awards”). Prior to the adoption of the Plan, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”).
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Under the modified prospective transition method, stock based compensation expense for the three and nine months ended September 30, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
     As of September 30, 2007, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,000,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 2,785,912 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date . Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest and become exercisable immediately on the grant date. However, certain options granted to non-employee directors for board services during the period January 3, 2005 through July 2, 2007 first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors of the Company (the “Board”) or (iii) the effective date of a change in control of the Company.
     Prior to July 24, 2007, non-employee directors received discounted options under the Plan and the Prior Plan as compensation for their services. On that date, the Compensation Committee of the Board rescinded the previously approved fee schedule for service on the Board and Board Committees and replaced it with a program involving market price options and restricted stock awards under the Plan. Under resolutions adopted by the Compensation Committee, commencing with the third calendar quarter of 2007, (i) each non-employee director shall be granted an option to purchase 3,750 shares of the Company’s Common Stock for each regular quarterly meeting of the Board attended in 2007, dated as of the date of such meeting, at an exercise price equal to the closing price of the Company’s Common Stock on NASDAQ on the date of such meeting, and (ii) each of the Chairman of the Audit Committee of the Board and the Chairman of the Compensation Committee of the Board shall be granted an option to purchase 2,500 shares of the Company’s Common Stock for each calendar quarter in 2007, dated as of the date of the regularly scheduled meeting of such Committee during such quarter, at an exercise price equal to the closing price of the Company’s Common Stock on NASDAQ on the date of such meeting. These option grants shall vest immediately upon grant.
     In addition to the option grants discussed above, commencing with the third calendar quarter of 2007, each non-employee director shall be granted a restricted stock award under the Plan for each calendar quarter in 2007, dated as of the date of the regularly scheduled meeting of the Compensation Committee during such quarter, of that number of shares of the Company’s Common Stock equal to the quotient of $12,500 divided by the closing price of the Company’s Common Stock on NASDAQ on the date of such meeting, rounded down to the nearest full number of shares. The restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service at the end of his term or the occurrence of a change in control of the Company.

Stock-Based Compensation
     The following table sets forth the stock-based compensation resulting from stock-based arrangements that was recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Non-cash stock-based compensation:
Cost of recurring revenues	$161	$89	$489	$289
Cost of service revenues	330	157	1,242	605
Cost of license revenues	1	1	4	5
Sales and marketing	1,151	797	3,274	2,134
Research and development	213	117	753	413
General and administrative	701	266	1,532	818

Total non-cash stock-based compensation expense	$2,557	$1,427	$7,294	$4,264

     Included in capitalized software in the Company’s unaudited condensed consolidated balance sheets at September 30, 2007 and December 31, 2006 was $39 thousand and $41 thousand, respectively, in stock-based compensation incurred in the development of UltiPro Canadian HR/Payroll (“UltiPro Canada”) during the nine months ended September 30, 2007 and the year ended December 31, 2006. These amounts would have otherwise been charged to research and development expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2007 and the year ended December 31, 2006.
     Net cash proceeds from the exercise of stock options and warrants were $2.1 million and $6.1 million for the three and nine months ended September 30, 2007, respectively, and $0.9 million and $6.2 million for the three and nine months ended September 30, 2006, respectively. No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2007 and 2006.
     The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Expected term (in years)	5.0	4.7	5.0	4.6
Volatility	39%	41%	39%	40%
Interest rate	4.63%	4.88%	4.64%	4.79%
Dividend yield	—	—	—	—
Weighted average fair value at grant date	$12.67	$7.85	$10.80	$8.61

Restricted Stock Awards
     Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors. The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer. During the three months ended September 30, 2007 and September 30, 2006, there were no grants of Restricted Stock Awards for shares of Common Stock to certain officers or employees. During the nine months ended September 30, 2007 and September 30, 2006, the Company granted Restricted Stock Awards for an aggregate of 105,000 shares and 105,000 shares, respectively, of Common Stock to certain officers and employees. During the three months and nine months ended September 30, 2007, the Company granted Restricted Stock Awards for an aggregate of 2,055 shares of Common Stock to non-employee directors. There were no grants of Restricted Stock Awards for the three and nine months ended September 30, 2006 to non-employee directors. Included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007 was $0.7 million and $2.1 million, respectively, of stock-based compensation expense for Restricted Stock Awards. There was $0.3 million and $0.9 million of stock-based compensation expense for Restricted Stock Awards included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006, respectively.
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
     There were no grants of Stock Unit Awards during the three months ended September 30, 2007 or 2006. During the nine months ended September 30, 2007 and 2006, the Company granted an aggregate of 16,603 stock units and 28,518 stock units, respectively, to certain officers, of which none have been forfeited as of September 30, 2007. Included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007 was $19 thousand and $57 thousand, respectively, of stock-based compensation expense for Stock Unit Awards. During the three and nine months ended September 30, 2006, $18 thousand and $41 thousand, respectively, of stock-based compensation expense for Stock Unit Awards was included in the Company’s unaudited condensed consolidated statements of operations.

Stock Option and Restricted Stock Activity
     The following table summarizes stock option activity for the nine months ended September 30, 2007, (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2006	4,893	$10.07	—	—
Granted	696	25.72	—	—
Exercised	(870)	6.90	—	—
Forfeited or expired	(30)	22.11	—	—

Outstanding at September 30, 2007	4,689	$12.90	6.02	$103,151

Exercisable at September 30, 2007	3,587	$10.14	5.21	$88,839

     The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of the aggregate intrinsic value changes, based on the fair value of the Company’s Common Stock. Total intrinsic value of options exercised was $5.9 million and $18.5 million for the three and nine months ended September 30, 2007, respectively, and $2.3 million and $16.4 million for the three and nine months ended September 30, 2006, respectively. Total fair value of options vested during the three and nine months ended September 30, 2007 was $1.0 million and $4.1 million, respectively, and $1.5 million and $3.4 million during the three and nine months ended September 30, 2006, respectively.
     As of September 30, 2007, $6.6 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.7 years.
     The following table summarizes restricted stock activity for the nine months ended September 30, 2007, (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding at December 31, 2006	432	$20.70
Granted	107	25.94
Vested	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2007	539	$21.74

     As of September 30, 2007, $8.0 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 2.7 years. As of September 30, 2007, $0.2 million of total unrecognized compensation costs related to non-vested Stock Unit Awards is expected to be recognized over a weighted average period of 2.7 years.

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
     The primary sources of the Company’s recurring revenue stream are hosting services, branded “Intersourcing” and product maintenance (i.e., software updates and telephone customer support). Other recurring revenue sources include subscription revenues from third-party business service providers (“BSPs”) and recurring revenues from the Original Ceridian Agreement. See also “Original Ceridian Agreement” below.
     Ultimate Software offers hosting services at two separate data center locations—the original location in Miami, Florida, which was opened in 2002, and the location opened in August 2005 in Atlanta, Georgia. With Intersourcing, Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at its data centers. Operations of the facilities at both data centers are managed by International Business Machines (“IBM”). Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.

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
     In connection with the Company’s business strategy, an internal financial metric used by the Company in measuring future financial performance is new annual recurring revenues. New annual recurring revenues (“ARR”) represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new license sales; (iii) recurring revenues from new BSPs, as well as recurring revenues from new sales by existing BSPs; and (iv) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during the third fiscal quarter of 2007 were $7.1 million as compared to $5.1 million for the same period in 2006. New annual recurring revenues attributable to sales during the nine months ended September 30, 2007 were $20.1 million as compared to $16.5 million for the nine months ended September 30, 2006.
Intersourcing Offering
     In 2002, the Company began offering a hosting service, branded Intersourcing, whereby the Company provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at a data center located in Miami, Florida, which is managed by IBM (“Hosting Services”). In August 2005, the Company opened a second data center, which is located in Atlanta, Georgia and is also managed by IBM. Different types of hosting arrangements include the sale of Hosting Services as a part of the Intersourcing Offering, discussed below, and, to a lesser extent, the sale of Hosting Services to customers that license UltiPro on a perpetual basis (“Base Hosting”). Hosting Services, typically available in a shared environment, provide Web access to UltiPro, including comprehensive learning management functionality for organizations that need to simplify the IT support requirements of their business applications and are priced on a PEPM basis. In the shared environment, Ultimate Software provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the data centers.
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
     Under the agreement, Ceridian is required to pay the Company a monthly license fee based on the number of employees paid using the licensed software. In 2007, Ceridian is required to make monthly payments of $551,250. The aggregate minimum payments that Ceridian is obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the Agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $39.8 million under the Original Ceridian Agreement.
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
     Ultimate Software expects to continue to recognize a minimum of $642,000 per month in recurring subscription revenues from the Original Ceridian Agreement until its termination in March 2008.
Significant Accounting Policies and Estimates
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
     The Company’s significant accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K. These accounting policies have not significantly changed.

Results of Operations
     The following table sets forth the unaudited condensed consolidated statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Recurring	58.6%	57.3%	57.4%	56.8%
Services	32.6	32.7	32.7	31.8
License	8.8	10.0	9.9	11.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Recurring	14.9	16.0	15.2	15.9
Services	26.6	25.3	26.9	25.2
License	0.9	1.1	0.9	1.2

Total cost of revenues	42.4	42.4	43.0	42.3

Operating expenses:
Sales and marketing	23.9	25.1	24.0	26.6
Research and development	18.8	20.4	19.2	20.2
General and administrative	9.6	8.8	9.5	9.2

Total operating expenses	52.3	54.3	52.7	56.0

Operating income	5.3	3.3	4.3	1.7
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.1)	(0.2)
Other income, net	1.1	1.4	5.1	1.4

Total other income, net	0.9	1.2	5.0	1.2

Income before income taxes	6.2	4.5	9.3	2.9

Provision for income taxes	—	—	(0.1)	—

Net income	6.2%	4.5%	9.2%	2.9%

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
     Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers and certain reimbursable out-of-pocket expenses. Revenues for training and implementation consulting services are recognized as services are performed to the extent the pricing for such services is on a time and materials basis. Other services are recognized as the product is shipped or as the services are rendered, depending on the specific terms of the arrangement.
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
     Total revenues, consisting of recurring, services and license revenues, increased 31.4% to $37.8 million for the three months ended September 30, 2007 from $28.8 million for the three months ended September 30, 2006, and 33.7% to $109.3 million for the nine months ended September 30, 2007 from $81.8 million for the nine months ended September 30, 2006.
     Recurring revenues increased 34.5% to $22.2 million for the three months ended September 30, 2007 and 35.0% to $62.7 million for the nine months ended September 30, 2007. The increases in recurring revenues for the three and nine months ended September 30, 2007 were primarily due to increases in Intersourcing revenues and, to a lesser extent, maintenance revenues.
a)	Intersourcing revenues increased primarily due to the continued growth of the Intersourcing offering, which comprises the majority of unit sales. The increase is based on the revenue impact of incremental units that have gone “live” (i.e., when the underlying customer processes its first live payroll for its employees) since September 30, 2006. Recognition of recurring revenues for Intersourcing unit sales commences upon “live” date.

b)	Maintenance revenues increased due to additional maintenance fees resulting from cumulative increases in the customer base subsequent to September 30, 2006 due to incremental license sales since such date. Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a recurring basis thereafter (on a monthly basis ratably over the term of the respective renewal period).

c)	Recurring subscription revenues recognized for the three and nine months ended September 30, 2007 from the Original Ceridian Agreement, totaling $1.9 million and $5.8 million, respectively, were the same as those recognized during the same periods of the prior year. Beginning on August 28, 2002, subscription revenues generated from the Original Ceridian Agreement of $642,000 per month have been recognized, and are expected to be recognized, over the minimum term of the contract expiring in March 2008.

d)	The impact on recurring revenues of units sold under the Intersourcing Offering (as compared to the impact on license revenues of licensed units sold) is expected to be a gradual increase from one period to the next, based on the revenue recognition of the Intersourcing fees over the terms of the related contracts.

     Services revenues increased 30.8% to $12.3 million for the three months ended September 30, 2007 and 37.7% to $35.8 million for the nine months ended September 30, 2007. The increases in the three- and nine-month periods were mainly due to an increase in implementation revenues. The increase in implementation revenues was principally due to additional billable hours, stemming from an increase in the number of revenue-generating consultants and incremental units sold. In addition, the Company used third-party implementation partners more in the nine months ended September 30, 2007 than during the comparable period of the prior year to assist in handling the increased demand for implementations due to increased sales, which also contributed to the growth in services revenues.
     License revenues increased 15.8% to $3.3 million for the three months ended September 30, 2007 and 15.9% to $10.8 million for the nine months ended September 30, 2007. The increases in the three and nine months ended September 30, 2007 were principally due to a larger number of new units sold by the Company’s direct sales force (particularly in the first quarter of 2007 with respect to the nine-month comparison), a higher average selling price per unit and, to a lesser extent, increased sales to existing clients.
Cost of Revenues
     Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain reimbursable out-of-pocket expenses, discussed below. Cost of license revenues primarily consists of fees payable to third-parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality. The Company pays a license fee to a third-party provider for report writing software used in conjunction with UltiPro. When UltiPro licenses are sold with the add-on time and attendance product introduced in 2006, referred to as Ultimate Time and Attendance (“UTA”), customers pay the Company on a per user basis for the license rights to such third-party software.
     Total cost of revenues (including $0.5 million and $1.7 million in stock-based compensation for the three and nine months ended September 30, 2007, respectively, as compared to $0.2 million and $0.9 million for the three and nine months ended September 30, 2006, respectively) increased 31.5% to $16.0 million for the three months ended September 30, 2007 and 35.8% to $47.1 million for the nine months ended September 30, 2007.
     Cost of recurring revenues increased 22.3% to $5.6 million for the three months ended September 30, 2007 and 27.4% to $16.6 million for the nine months ended September 30, 2007. The increases in cost of recurring revenues for the three and nine months ended September 30, 2007 (which included stock-based compensation of $0.2 million and $0.5 million for the three and nine months ended September 30, 2007, respectively, as compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively) was primarily due to the increases in both Intersourcing costs and maintenance costs. The increase in the Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales, including increased labor costs and higher operating costs such as depreciation and amortization of related computer equipment supporting the operations and costs associated with the operations of the Company’s two data centers. The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers serviced.

     Cost of services revenues increased 38.1% to $10.1 million for the three months ended September 30, 2007 and 42.5% to $29.4 million for the nine months ended September 30, 2007. The increases in cost of services revenues for the three and nine month periods ended September 30, 2007 (which included stock-based compensation of $0.3 million and $1.2 million for the three and nine months ended September 30, 2007 as compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2006, respectively), was primarily due to an increase in costs of implementation. Due to the continued sales growth of both Intersourcing and license units, there was an increase in labor costs primarily resulting from additional billable consultants hired since September 30, 2006 to support this growth. Also impacting the increase in implementation costs for the nine-month period was the increased use of third-party implementation partners who assisted in handling the increased demand for implementing UltiPro and add-on products.
     Cost of license revenues increased 10.3% to $352 thousand for the three months ended September 30, 2007 and 6.2% to $1.0 million for the nine months ended September 30, 2007. The slight increases in cost of license revenues for the three and nine months ended September 30, 2007 as compared to the same period in 2006 was consistent with the increased license revenues during the three and nine months ended September 30, 2007.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 25.2% to $9.0 million for the three months ended September 30, 2007 and 21.0% to $26.3 million for the nine months ended September 30, 2007. The increases in sales and marketing expenses for the three and nine month periods ended September 30, 2007 were primarily due to increased labor and related costs (including $1.2 million and $3.3 million of stock-based compensation for the three and nine months ended September 30, 2007, respectively, compared to $0.8 million and $2.0 million of stock-based compensation for the three and nine months ended September 30, 2006, respectively), attributable to hiring additional direct sales force personnel for the sales organization and higher sales commissions principally related to increased Intersourcing and license sales. Commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped. Commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on “live” date, which corresponds to Intersourcing revenue recognition.
Research and Development
     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 20.7% to $7.1 million for the three months ended September 30, 2007 and 26.7% to $20.9 million for the nine months ended September 30, 2007. Excluding the impact of capitalized costs associated with UltiPro Canada, which totaled $0.5 million and $1.4 million for the three and nine month periods ended September 30, 2007, respectively, research and development expenses increased by $1.2 million and $4.5 million for the three and nine months ended September 30, 2007, respectively, in comparison to the same periods last year, principally due to higher labor costs, including the impact of increased staffing related to the ongoing development of UltiPro and add-on products, as well as annual merit increases and, to a lesser extent, $0.2 million and $0.8 million of stock-based compensation expense for the three and nine month periods ended September 30, 2007, respectively, as compared to $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2006, respectively.

     In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), the Company capitalized certain research and development personnel costs for the development of UltiPro Canada functionality. UltiPro Canada is being built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada is designed to provide HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). The Company expects to capitalize additional research and development costs relative to the UltiPro Canada project until its anticipated general release, which is expected to occur in the last quarter of 2007, at which time capitalization would cease under SFAS No. 86 guidelines.
General and Administrative
     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses for the three months ended September 30, 2007 increased 44.3% to $3.6 million and 37.5% to $10.3 million for the nine months ended September 30, 2007. The increases for the three and nine months ended September 30, 2007 were primarily due to additional labor costs (including additional personnel costs to support the Company’s growth) and an increase in the provision for doubtful accounts. Included in general and administrative expenses for the three and nine month periods ended September 30, 2007 were $0.7 million and $1.5 million, respectively, of stock-based compensation expense as compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2006, respectively, and $0.1 million and $0.2 million of amortization of acquired intangible assets for the three- and nine-month period ended September 30, 2007, respectively. There was no amortization of acquired intangible assets for the same periods in the prior year.
Interest Expense
     Interest expense of $61 thousand and $161 thousand for the three and nine months ended September 30, 2007, respectively, was comparable to interest expense during the same period in the prior year.
Other Income, Net
     Other income, net, for the three months ended September 30, 2007 was comparable to other income, net for the three months ended September 30, 2006 and increased to $5.6 million for the nine months ended September 30, 2007 from $1.1 million for the nine months ended September 30, 2006. Included in other income, net, in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2007 is a non-recurring settlement fee of $4.4 million, net of related costs, resulting from the early termination of a multi-year business arrangement with one of our business partners that decided to exit the payroll business (the “Non-Recurring Settlement”).

Income Taxes
     For the three months ended September 30, 2007, there was no income tax provision and for the nine months ended September 30, 2007, there was an income tax provision of $115 thousand. There was no such provision for the same periods in the prior year. We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income, ongoing, prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. If recovery is not more likely than not, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.
     The Company’s net operating loss carryforwards available at December 31, 2006, which expire at various times through the year 2026 and that are available to offset future taxable income, were $74.4 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.
Liquidity and Capital Resources
     The Company funds operations primarily through the private and public sale of equity securities, cash generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.
     As of September 30, 2007, the Company had $32.2 million in cash, cash equivalents and total investments in marketable securities, reflecting a net decrease of $0.8 million since December 31, 2006. The $0.8 million decrease was primarily due to repurchases of Common Stock under the Company’s stock repurchase plan of $19.0 million and an increase in capital expenditures of $6.9 million (including cash purchases of property, equipment and payments on financed equipment, including capital lease obligations), partially offset by cash generated from operations of $20.4 million (including $4.5 million in cash received for the Non-Recurring Settlement) and cash provided from employee stock option exercises totaling $6.1 million.
     Net cash provided by operating activities was $20.4 million for the nine months ended September 30, 2007 as compared to $10.3 million for the nine months ended September 30, 2006. The $10.1 million increase in net cash provided by operating activities was primarily due to increased funds generated from operations which included receipt of the settlement fee from the Non-Recurring Settlement, as well as the Company’s increase in sales, including both increased sales of Intersourcing units and license units.
     Net cash used in investing activities was $6.2 million for the nine months ended September 30, 2007 as compared to $8.5 million for the nine months ended September 30, 2006. The $2.3 million decrease in net cash used in investing activities was primarily due to a net decrease in cash purchases of marketable securities of $2.5 million.
     Net cash used in financing activities was $15.0 million for the nine months ended September 30, 2007 as compared to $5.2 million for the nine months ended September 30, 2006. The $9.8 million increase in net cash used in financing activities was primarily related to a $9.2 million increase in repurchases of Common Stock pursuant to the Company’s stock repurchase plan.
     Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of September 30, 2007 and 2006, were 71 days and 66 days, respectively. The increase in DSO’s as of September 30, 2007 was related to the increase in accounts receivable principally from incremental revenues generated.

     Deferred revenues were $46.4 million at September 30, 2007 as compared to $43.0 million at December 31, 2006. The increase of $3.4 million in deferred revenues in 2007 was primarily due to increased sales from Intersourcing operations (which originate upon contract execution for the one-time fees and PEPM fees, payment for which are included in the contract payment terms), partially offset by a decrease in deferred maintenance and, to a lesser extent, the reduction in deferred revenues from Ceridian (from quarterly amortization of Ceridian recurring revenue attributable to the Original Ceridian Agreement) and a decrease in deferred services (as the prepayment of certain services were recognized as those services were performed). Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to Intersourcing.
     The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Based upon the strength and consistency of the cash flow position as well as management’s expectations for the next twelve months, the Company chose not to renew the Credit Facility upon its expiration. The Credit Facility’s Equipment Loan, while still effective, did not have any future borrowing capacity after May 27, 2006. The outstanding balance of $0.3 million under the Equipment Loan as of September 30, 2007 is payable on or before December 31, 2008. As of September 30, 2007, the Company was in compliance with all covenants included in the terms of the Credit Facility.
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
Quarterly Fluctuations
     The Company’s quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company’s operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company’s customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A significant change in the revenue mix (between Intersourcing and perpetual license unit sales) could cause the quarterly results to differ considerably. A drop in near term demand for the Company’s products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that the Company will be able to maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

Forward-Looking Statements
     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2006, including Exhibit 99.1 thereto, filed with the SEC on March 16, 2007. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

     Interest on the Credit Facility is based on Prime Rate per annum. Because of the Company’s existing cash position and its expected cash flows from operations, the Company chose not to renew the Credit Facility upon its expiration. The Company was charged a weighted average interest rate of 6.5% per annum during the third quarter of 2007 under the Credit Facility. As of September 30, 2007, there was no amount outstanding under the Credit Facility’s Revolver and $0.3 million outstanding under the Credit Facility’s Equipment Loan, with no future availability to draw on the Equipment Loan and payment of the outstanding balance of such Equipment Loan due on or before December 31, 2008.
     As of September 30, 2007, total investments in available-for-sale marketable securities were $16.3 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.
     Interest rate risk. As of September 30, 2007, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 5.2% per annum). In addition, the Credit Facility’s Equipment Loan is based on a variable interest rate.
     To illustrate the potential impact of changes in interest rates, the Company has performed an analysis based on its September 30, 2007 unaudited condensed consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of the Company’s total portfolio of approximately $72,000 over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of the Company’s total portfolio of approximately $72,000 over the next 12 months.
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
     (b) Changes in internal control over financial reporting. In connection with the evaluation required by Exchange Act Rule 13a-15, the Company’s management, including the CEO and CFO, concluded that no changes occurred during the quarter ended September 30, 2007 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     As of September 30, 2007, the Company had purchased 1,364,375 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 635,625 available for repurchase in the future. The details of Common Stock repurchases for the nine months ended September 30, 2007 were as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
January 1 – 31, 2007	—	—	—	1,290,563
February 1 – 28, 2007	62,000	26.79	771,437	1,228,563
March 1 – 31, 2007	103,600	26.37	875,037	1,124,963
April 1 – 30, 2007	—	—	875,037	1,124,963
May 1 – 31, 2007	95,200	27.76	970,237	1,029,763
June 1 – 30, 2007	23,500	28.09	993,737	1,006,263
August 1 – 31, 2007	276,238	29.90	1,269,975	730,025
September 1 – 30, 2007	94,400	31.66	1,364,375	635,625

Total	654,938	$28.39	1,364,375	635,625

(1)	All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

ITEM 6. Exhibits

Number	Description

21.1	Subsidiaries of the Registrant *

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

*	Filed herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.
Date: November 8, 2007	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)