Form 10-K
period 2007-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2008-03-13
CIK 1016125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Registrant’s telephone number, including area code:
(954) 331-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:

Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Market on June 29, 2007 was approximately $692.5 million.

As of February 19, 2008, there were 24,772,225 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE ULTIMATE SOFTWARE GROUP, INC.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate Software” or the “Company”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in the Company’s filings with the Securities and Exchange Commission. Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including Exhibit 99.1 hereto. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UltiPro® and Intersourcing® and their related designs are registered trademarks of Ultimate Software in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate Software.

PART I

Item 1.	Business

Overview

Ultimate Software designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States.

Ultimate Software’s UltiPro software (“UltiPro”) is a comprehensive Web-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature-sets for talent acquisition and hiring, HR compliance, online benefits enrollment and management, payroll, performance management and appraisals, learning management, reporting and analytical decision-making tools, time and attendance, and a self-service Web portal for executives, managers, administrators, and employees.

Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering managers and staff to analyze workforce trends for better decision making, accessing critical information quickly and performing routine business activities efficiently.

Ultimate Software’s hosted offering, branded “Intersourcing” (the “Intersourcing Offering”), provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. Intersourcing is available to companies primarily on a subscription basis and is known in the industry as “software-as-a-service” (“SaaS”) and on-demand. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model, Ultimate Software provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at two data centers, one located in the Miami, Florida area and the other in the Atlanta, Georgia area.

As part of its comprehensive HR, payroll and talent management solutions, Ultimate Software provides implementation and training services to its customers as well as support services, which have been certified by the Support Center Practices Certification program for nine consecutive annual evaluations. UltiPro leverages the Microsoft technology platform, which is recognized in the industry as a cost-effective, reliable and scalable platform.

UltiPro is marketed primarily through the Company’s direct sales team. Ultimate Software has approximately 1,600 customers as of the end of 2007. Based on December 2007 market data from Dun & Bradstreet, Ultimate Software estimates its approximate market share to be 3 percent of the 15,000 and larger employee space; 6 percent in the 700 to 15,000 employee space, and less than 2 percent in the 200 to 700 employee space.

In 2007, Ultimate Software began the expansion of its sales team for its new solution offering “Workplace”. Workplace is an offering of UltiPro targeted for companies with 200 to 700 employees in size and is a subscription-based SaaS solution that provides these medium-sized and smaller companies nearly all the features that larger enterprise companies have with UltiPro, plus a bundled service package. Workplace is designed to give customers a high degree of convenience since Ultimate Software handles system setup, business rules, and other situations for customers “behind the scenes,” and many companies of this size do not have IT staff on-premises to help with system issues.

As previously disclosed, Ultimate Software and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name SourceWeb. During December 2004, RSM McGladrey Employer Services (“RSM”), a former business service provider (“BSP”) of Ultimate Software, acquired Ceridian’s SourceWeb HR/payroll and self-service product and existing SourceWeb base of small and mid-size business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement did not change as a result of the RSM Acquisition. Subsequent to the RSM Acquisition, Ceridian continued to be financially obligated to pay, and did pay, Ultimate Software minimum fees pursuant to the terms of the Original Ceridian Agreement. The aggregate minimum payments that Ceridian was obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement aggregated $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $42.1 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in subscription revenues (a component of recurring revenues) from the Original Ceridian Agreement until its termination date. The amount of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2007, totaling $7.7 million, was the same as those recognized in 2006 and 2005. Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement terminated on March 9, 2008.

Ultimate Software is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, the Company formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., to accommodate future operations in Canada. In October 2006, the Company acquired 100% of the common stock of RTIX Limited, a United Kingdom company, now known as The Ultimate Software Group UK Limited, and its wholly-owned U.S. subsidiary, RTIX Americas, Inc. (collectively, “RTIX”) (the “RTIX Acquisition”). Pursuant to the RTIX Acquisition, the Company expanded business operations to the United Kingdom. Ultimate Software’s headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (954) 331-7000. The Company’s revenues for the year ended December 31, 2007 include revenues of RTIX, and, as a result of the RTIX Acquisition, the consolidated financial statements include assets in the United Kingdom as of December 31, 2007. There were no material assets or revenues in Canada as of December 31, 2007.

Revenue Sources

The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and license revenues.

Recurring revenues consist of Intersourcing revenues from the Company’s hosted offering of UltiPro, maintenance revenues and, to a lesser extent, subscription revenues from per-employee-per-month (“PEPM”) fees generated by BSP’s. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting (defined below), and revenues generated from the Original Ceridian Agreement. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s products under software license agreements. To the extent there are upfront fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services. Ongoing PEPM fees from the Intersourcing Offering, Base Hosting and, to a lesser extent, sales provided from BSP’s are recognized as subscription revenues (a component of recurring revenues in the consolidated statements of income) as the services are delivered. Maintenance revenues are recognized ratably over the service period, generally one year.

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

Arrangement fees related to services sold on a fixed-fee basis are recognized using the percentage of completion accounting method, which involves the use of estimates. Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete the implementation job. If a sufficient basis to measure the progress towards completion does not exist, revenue is recognized when the project is completed or when the Company receives final acceptance from the customer.

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

The percentage contribution for each of the three principal sources of revenue was as follows:

	For the Years Ended December 31,
	2007	2006	2005

Revenues:
Recurring	57.5%	55.7%	56.7%
Services	32.9	33.6	31.5
License	9.6	10.7	11.8

Total revenues	100.0%	100.0%	100.0%

Features of UltiPro

Ultimate Software’s UltiPro product is an HR, payroll and talent management solution designed to increase overall efficiencies for managing the complete employee life cycle. UltiPro offers the following features to its customers:

Web Workforce Portal. UltiPro includes a Web workforce portal that can serve as a company’s communications hub and the central gateway for business activities. It provides functionality for everyone in the customer’s organization, not just the human resources department. Ultimate Software believes that UltiPro’s workforce portal can increase administrative efficiencies by providing reporting, staff management processes and business intelligence to management over the Internet and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms and paychecks.

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

Implementation and System Update Efficiency. UltiPro has been designed to minimize the time and effort required for implementing, customizing and updating. UltiPro delivers an extensive amount of functionality “out-of-the-box” so that few customizations are required by the typical customer. The Company also provides an implementation methodology, experienced implementation staff and customer training to facilitate rapid implementation. Ultimate Software continues to refine and improve its implementation process to enable its customers to implement more quickly than competitive solutions with comparable functionality. To facilitate customizations and fast system upgrades, the Company has designed UltiPro to allow customers to load system updates, and not overwrite their customizations because the system stores custom changes as sub-classed objects or data that reside “outside” the core program, thus avoiding the time-consuming process of rewriting custom changes.

Reduced Total Cost of Ownership. The Company believes that the UltiPro solution provides cost saving opportunities for its customers and that UltiPro, whether purchased as a license or as a service through Intersourcing, is competitively priced. In addition, the Company believes that its current practices in implementing the UltiPro solution result in a cost savings for customers when compared with implementations of other similar solutions in the industry. A customer may also reduce the administrative and information technology support costs associated with the organization’s HR, benefits and payroll functions over time. Tight integration helps to reduce administrative costs by facilitating accurate information processing and reporting, and reducing discrepancies, errors and the need for time-consuming adjustments. In addition, administrative costs can be reduced by providing an organization with greater access to information and control over reporting.

Leveraging of Leading Technologies. Ultimate Software has consistently focused on identifying leading technologies and integrating them into its products. The primary characteristics of Ultimate Software’s technology are:

■	Leading-edge service-oriented-architecture (“SOA”) technology platform built using Microsoft .NET 3.0 framework; and

■	Multi-tenancy (multiple companies can reside on one server):

The multi-tenant model allows each application component to run on a separate farm of load-balanced servers while still providing database isolation that customers demand. Ultimate Software’s multi-tenant site registry functions similar to a “yellow pages” to manage tenant location and isolation within the site.

■	Connecting UltiPro via Web Services:

Through Web Services, Ultimate Software exposes appropriate surface areas of UltiPro to integrate with other applications and data services easily and securely regardless of firewall boundaries.

Ease of Use and Navigation. Ultimate Software designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the HR, payroll and talent management areas. UltiPro uses familiar Internet navigation techniques, which the Company believes makes its portal convenient and easy to use. A customer’s executives, managers, administrators and employees have Web access to manage payroll and employee functions, run reports or find answers to routine questions. The Company refers to this easy navigation as “Two clicks to anywhere.”

Comprehensive Customer Services and Industry-Specific Expertise. Ultimate Software believes it provides the highest quality customer services, including on-demand hosting services, professional implementation services, knowledge management (or training) services and ongoing product and customer support services. Ultimate Software’s customer support center has received the Support Center Practices (“SCP”) Certification for the ninth consecutive year. The SCP program was created by the Service & Support Professionals Association (“SSPA”) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate Software employs a dedicated research team to track jurisdictional tax changes to the more than 12,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

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

Web-Based Technologies and Internet Integration. Ultimate Software supports emerging Web technologies and Internet/extranet connectivity to increase access to and usability of its applications. One of the highlights of UltiPro’s technology is the Company’s Distributed Process Management (“DPM”) framework, a framework that enables business functions to be performed in UltiPro Web (“UltiPro Web”), and allows different enterprise systems to talk to one another over the Internet. UltiPro’s DPM was designed to automate and distribute HR and payroll processes, for example, entering group time or generating reports, across multiple servers to reduce the amount of time and manual work required. The Company believes that the DPM framework makes UltiPro highly scalable to accommodate a high volume of processing requests cost-effectively, particularly for companies that run hundreds or even thousands of payrolls. UltiPro has a complementary backoffice component for handling payroll processing, company and system setup, and security.

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

UltiPro

Ultimate Software’s UltiPro software (“UltiPro”) is an end-to-end HR, payroll, benefits administration and talent management solution designed to fit the needs of organizations with 200 employees or larger. UltiPro delivers functionality businesses need to manage the complete employment life cycle, from recruiting and hiring the most qualified candidates, to managing benefits programs and compensation plans, to managing learning programs and performance reviews. All features are delivered through a centralized Web portal that is easy to access for businesses that are centralized at headquarters or distributed across multiple locations or branch offices. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering executives and staff to find critical information quickly and perform routine business activities more efficiently.

UltiPro’s core functionality includes, but is not limited to, a business/employee portal, human resources, benefits administration, UltiPro business intelligence, payroll processing, manager self-service, employee self-service, administration and other key features such as, but not limited to, tax updates, tax filing, time clocks and the ability to interface with third-party applications and providers (“UltiPro Core”).

In addition to UltiPro Core, the Company’s customers have the option to purchase a number of add-on products on a PEPM basis, which are available to enhance the functionality of UltiPro Core based on certain business needs of the customers. These UltiPro add-on products currently include (i) the talent management suite of products; (ii) benefits enrollment; and (iii) time, attendance and scheduling (collectively, “UltiPro Add-On Products”), which are described below.

UltiPro Core

UltiPro Core includes, but is not limited to, the following functionality:

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

Benefits Administration. UltiPro allows companies to match all of the health, welfare, dental, vision, and other benefits that their organizations offer employees, set up and administer benefit plans and employee and employer contributions, and enables employees to check benefit options and coverage from the UltiPro portal. UltiPro eliminates the need for duplicate rules, duplicate data entry, and reconciliation reporting because it stores details for deductions and benefit plans in one common table. This includes rules for coverage, premium and employer match computations, and eligibility and participation determination. UltiPro also allows companies to maintain and administer paid time off benefits, such as vacation (including calculating benefit accrual amounts), track leave time taken, and facilitate the response to employee leave requests.

UltiPro Business Intelligence. Using UltiPro Business Intelligence tools, customers can provide their managers and executives with Web access to a library of hundreds of workforce-related reports, workforce analytics and point-in-time reporting, without installing reporting software on users’ PCs or writing custom reports. With UltiPro Business Intelligence, users can run and print pre-formatted reports for the executive team or run instant queries on the Web for answers to routine questions. UltiPro Business Intelligence also delivers workforce analytics to enable managers to evaluate workforce trends strategically on topics such as compensation, turnover and overtime.

Payroll Processing. UltiPro’s payroll engine handles hundreds of payroll-related computations intended to minimize the customer’s need for side calculations or additional programming. For example, UltiPro delivers complex wage calculations such as average pay rates for overtime calculations, shift premiums, garnishments and levy calculations. With UltiPro, a company’s central payroll department, remote offices or multiple divisions can process payroll with specific processing steps based on the exact needs of the organization, and manage this process through a payroll processing dashboard within the UltiPro portal. UltiPro includes group time entry to allow customers’ supervisors or managers to input and submit time at branch offices for their teams as well as employee based timesheets for employees to enter and submit their time to managers for review and approval.

Manager Self-Service. As authorized, managers have self-service access to staff information such as salary, compensation history, key dates and emergency contacts, with reporting and workforce analysis tools to facilitate decision-making. A customer’s managers can view and update staff information, manage department activities, post job openings, leverage recruiting and hiring tools, and perform queries on workforce data. UltiPro’s document management features can be used to house and categorize employee-related documents such as drivers’ licenses, consent forms, and completed I-9s with required identification. Administrators and managers have the ability to attach Microsoft Word documents, PDFs, JPEG files, spreadsheets, or any other file types supported by Microsoft Internet Explorer to employee files. The documents can be grouped and sorted to individual requirements, as necessary.

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

Administration. UltiPro includes many tools designed to streamline employee administration. Administration features include workflow-based work events, standard reporting, and system administration. Workflow work events features enable users to authorize HR/payroll staff, managers or supervisors to make updates on the Web through more than 100 pre-defined workflow processes to expedite business activities such as hiring an employee or inputting a salary increase. Standard reporting allows authorized managers or HR/payroll staff to run standard UltiPro reports, including upcoming performance reviews, headcount reports, average salary reports, government compliance reports, general ledger reporting, and other point-in-time HR/payroll reports from the Web without requiring the time of central HR/payroll or IT staff. System administration was designed for the non-technical user to administer UltiPro’s roles-based security, built-in workflow and system business rules, as well as enable system administrators to post company communications, link to external Web sites from the UltiPro portal, and, through UltiPro’s Color Palette feature, select the colors of UltiPro’s Web pages to match the customer’s own company image.

Other Key Features. UltiPro also includes tax management to deliver Federal, state and local tax updates automatically every quarter as part of the core solution; Enterprise Integration Tools that provide the ability to interface with third-party applications and providers such as general ledger, tax filing services, time clocks, banks, 401(k) and benefit providers, check printing services and unemployment management services; and disaster recovery services.

UltiPro Add-On Products

UltiPro Add-On Products include, but are not limited to, the following products, which are supplemental to UltiPro Core:

UltiPro Talent Management (“UTM”), is a suite of add-on products comprised of Recruitment, Onboarding, Performance Management, Learning Management and Compensation Management, which are sold individually or as a product suite.

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

Onboarding. UltiPro Onboarding is a comprehensive Web-based tool that provides employers the ability to automate the process of bringing a new employee into an organization. Employees can be given a “welcome” package online as part of a step-by-step process that is built into UltiPro Onboarding and is easily configurable by the customer. It includes such activities as: obtaining required government and procedural paperwork, including electronic signatures and document storage; provisioning necessary equipment and job-specific tools such as office location, computer equipment, uniforms, etc.; ensuring enrollment in necessary training programs; and instilling the company’s core values and business objectives.

Performance Management. UltiPro Performance Management helps companies maximize talent development and improve employee satisfaction by automating and enhancing the performance process and using competency-based employee development. UltiPro’s performance management streamlines the processes of evaluating performance and completing performance reviews, performing competency assessments, identifying top performers for succession planning, and tracking and executing coaching and development plans.

Learning Management. UltiPro Learning Management provides tools designed for organizations to effectively manage employee learning objectives and company training activities. From initial planning and logistics to course and content evaluation, UltiPro facilitates the training registration process, tracks program costs, and records employee training achievements. UltiPro Learning Management brings relevant training options to employee and manager desktops. Employees can view course schedules and descriptions and register online, and managers can approve staff training requests over the Web. UltiPro Learning Management is integrated with UltiPro’s Performance Management so that competency-based learning goals can be set during performance evaluation and coaching plans are linked to upcoming training courses to ensure completion.

Compensation Management. UltiPro’s Compensation Management programs (including variable pay programs) accommodate pay scales or salary grades, help regulate merit increases to stay on budget, and track and reports on global compensation. UltiPro also provides salary planning and budgeting tools for executives and managers to plan and facilitate annual compensation increases or lump sum bonuses based on assigned percent or dollar allocations eliminating the need for manual reporting and spreadsheet distribution. These tools include workflow review and approval for roll-up and final approval at the executive level.

Benefits Enrollment. With Benefits Enrollment, employees can review their benefit choices and make selections on the Web during defined open enrollment periods. Benefits administrators can set up enrollment sessions over the Web and use tools to monitor the enrollment progress. Benefits Enrollment also guides employees through all of the benefit and personal information changes necessary as a result of a life event such as getting married, having a baby or moving. UltiPro also facilitates the electronic feeds required for insurance carriers and plan administrators, reducing the need for manual reporting of employee census information, participant coverage, and billing reconciliation.

Time, Attendance, and Scheduling. Through a strategic partnership with Infor Corporation (formerly Workbrain Corporation), Ultimate Software has the right to market and distribute Infor’s time and attendance product, referred to as Infor Express, to Ultimate Software’s customer base and prospective customers as part of the UltiPro solution. Ultimate Software has rebranded Infor Express as UltiPro Time and Attendance, marketing the components as UltiPro Time and Attendance, UltiPro Leave Management, and UltiPro Workforce Scheduling (collectively, “UTA”). Ultimate Software is the single-source contact for customer implementations and ongoing solution support for UTA. UTA is Web-based and integrated with UltiPro’s payroll, HR, and benefits functionality. UltiPro Time and Attendance tracks time and attendance labor metrics and supports a variety of time-capture mechanisms. UltiPro Leave Management includes all of the functionality required to effectively track and manage employee leave. UltiPro Workforce Scheduling features industry-specific employee scheduling options to ensure that organizations in different environments deploy employees in an efficient and legislatively compliant manner.

Intersourcing Offering

The Company offers a hosting service, branded Intersourcing, whereby Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at two data centers located in the Miami, Florida and Atlanta, Georgia areas, respectively. Both data centers are owned by AT&T. Management of the data centers was provided to the Company by IBM until November 1, 2007 when the Company’s data center management contract was assigned by IBM to Quality Technology Services (“QTS”). QTS is one of the largest privately held providers of data center facilities and management services in the United States. The Company’s hardware at the Atlanta data center is scheduled to be moved to a data center owned and operated by QTS in the Atlanta area in late March 2008.

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

The Intersourcing Offering is primarily offered to two main groups of customers, based on their relative sizes. Companies with over 700 employees are sold the full Intersourcing Offering solution, which contains all available functionality of UltiPro Core. Companies with 200 to 700 employees receive the newest Intersourcing offering, Workplace, which provides limited functionality of UltiPro Core and is designed to give customers a high degree of convenience since Ultimate Software handles system setup, business rules, and other situations for customers “behind the scenes”. Many companies of this size do not have IT staff on-premises to help with system issues. In addition, included with the Workplace offering is a bundled service package which provides specific implementation and training services to this customer group. All companies, regardless of size, may purchase UltiPro Add-On Products, which are offered on a subscription basis together with UltiPro.

Research and Development Activities

Ultimate Software incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of its business. Such research and development expenses are for enhancements and future betterments to the Company’s existing products and for the development of new products. During 2007, 2006 and 2005, the Company spent $29.9 million, $24.3 million and $20.2 million, respectively, on research and development activities. During 2007, 2006 and 2005, $1.7 million, $1.8 million and $0.2 million, respectively, of research and development expenses were capitalized for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality. UltiPro Canada was built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada is designed to provide HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). Capitalization of software costs for UltiPro Canada began during the fourth fiscal quarter of 2005, when technological feasibility (as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”) (“SFAS No. 86”) was attained. In accordance with SFAS No. 86, software capitalization for UltiPro Canada ended when it was available for general release to Ultimate Software’s customers in the fourth calendar quarter of 2007.

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

Customer Support and Maintenance. Ultimate Software offers comprehensive technical support and maintenance services, which have historically been purchased by all of its customers. Ultimate Software’s customer support center has received the Support Center Practices Certification sponsored by the Service Strategies Corporation (SSC) for the ninth consecutive year. This certification recognizes companies that “deliver exceptional service and support to their customers.” Ultimate Software’s customer support services include: software updates that reflect tax and other legislative changes; telephone support 24 hours a day, 7 days a week; unlimited access to the Company’s employee tax center on the World Wide Web; seminars on year-end closing procedures; and periodic newswires. In addition, the Company’s customer support services team maintains a support Web site for its customers and individual representatives attend user-organized user group meetings on a routine basis throughout the United States.

Customers

As of December 31, 2007, Ultimate Software provided its software to more than 1,600 customers. Ultimate Software’s customers operate in a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services. No customer accounted for more than 10% of total revenues in 2007, 2006 or 2005.

Sales and Marketing

Ultimate Software markets and sells its products and services primarily through its direct sales force.

Direct Sales. Ultimate Software’s direct sales force includes business development vice presidents, directors and managers who have defined territories. The sales cycle begins with a sales lead generated through a national, corporate marketing campaign or a territory-based activity. In one or more on-site visits, sales managers work with application and technical consultants to analyze prospective client needs, demonstrate the Company’s product and, when required, respond to Requests for Proposals (“RFPs”). The sale is finalized after clients complete their internal sign-off procedures and terms of the contract are negotiated and signed.

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

Backlog

Backlog consists of Intersourcing and Base Hosting services sold under signed contracts for which the services have not yet been delivered. At December 31, 2007, the Company had backlog of $77.7 million compared to $60.0 million as of December 31, 2006. The Company expects to fill approximately $68.4 million of the backlog during 2008. The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

As of December 31, 2007, the Company employed 747 persons, including 109 in sales and marketing, 261 in professional services, 174 in research and development, 55 in information technology, 28 in hosting services, 83 in customer support and 37 in the HR, finance and legal departments. The Company believes that its relationships with employees are good, and that belief is validated by The Great Place to Work® Institute, Inc.’s selection of Ultimate Software as one of the 25 best medium-sized companies to work for in America in each of the last three years, with Ultimate Software ranking 3rd in 2006 and 2007. However, competition for qualified personnel in the Company’s industry is generally intense and the management of the Company believes that its future success will depend, in part, on its continued ability to attract, hire and retain qualified personnel.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports and any registration statements, including but not limited to registration statements on Form S-3, are available free of charge on the Company’s Internet website at www.ultimatesoftware.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). Information contained on Ultimate Software’s website is not part of this report. You may record and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains the reports, proxy and information statements and other information regarding us that we file with the SEC. You can access the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

For a discussion of certain risks with respect to Ultimate Software and its financial condition and results of operations, see Exhibit 99.1 of this Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, Ultimate Software’s corporate headquarters, and its principal administrative, development, customer support, finance, marketing and information technology operations were located in Weston, Florida. The Company’s principal facilities are described below:

	Size	Lease
Location	(sq. ft.)	Termination	General Use

Weston, FL – HQ	39,872	1/31/2017	Research and Development and Customer Support
Weston, FL – HQ	21,392	1/31/2018	Sales Administration, Marketing, Executive Management and Finance
Atlanta, GA (1)	24,609	7/31/2013	Professional Services and Customer Support
Weston, FL – HQ (2)	5,000	Owned	Information Technology and Hosting services
Weston, FL – HQ (3)	9,000	8/7/2008	Professional Services and Research and Development
Weston, FL – HQ (4)	30,000	5/31/2015	When property is ready for use and all personnel moves have been made, it is expect to be used for: Sales Administration, Marketing, Professional Services and Finance
Toronto, Ontario (5)	2,251	9/30/2009	Professional Services and Customer Support
Harrogate, North Yorkshire, England (6)	5,063	2/20/2010	UK Operations, including Research and Development, Professional Services, Customer Support and Finance

(1)	During the second calendar quarter of 2006, the Company entered into a 79-month lease agreement with Galleria 600 LLC, in Atlanta, Georgia. The Company moved a portion of its service and support operations into this building in August 2006. In August 2006, the Company amended the lease to expand the premises by 10,300 square feet, extend the lease term to 2013 and increase the monthly rental amount.

(2)	In December 2004, the Company purchased, with available cash, all the available square footage of a building adjacent to its main headquarters buildings that serves as an extension of the Company’s corporate headquarters.

(3)	In August 2005, the Company entered into a five-year lease agreement for a fourth headquarters building located in Weston, Florida near the other three locations. The Company moved a portion of its operations into this building in April 2006.

(4)	In January 2008, the Company entered into an 84-month lease agreement for a fifth headquarters building located in Weston, Florida within a short distance of the other four headquarters locations. The Company plans to move a portion of its operations into this building in approximately May or June 2008. The expected general use of this location will accommodate the Company’s current and expected growth in operations. At the time of expected occupancy of this location, the Company will modify the general use of the remaining four headquarter locations.

(5)	During the third fiscal quarter of 2006, the Company entered into a three-year lease agreement for office space in Toronto, Ontario, to accommodate future growth into Canada.

(6)	As part of the RTIX Acquisition, the Company assumed a five-year lease for office space used for the United Kingdom operations.

In addition, the Company presently leases office space for its sales operations in Albany, New York; Atlanta, Georgia; San Clemente, California; Columbia, Maryland; Dallas, Texas; Detroit, Michigan; Millburn,

New Jersey; Nashville, Tennessee; Ridgeland, Mississippi; and Schaumburg, Illinois. Sales operations in other locations are not supported by leased office space. The Company believes that its existing facilities are suitable and adequate for its current operations for the next 12 months. The Company further believes that suitable space will be available as needed to accommodate any expansion of its operations on commercially reasonable terms.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Common Stock, as quoted on the NASDAQ Global Market.

	2007		2006
	High	Low	High	Low

First Quarter	$28.30	$21.79	$26.00	$19.17
Second Quarter	30.27	25.68	27.06	18.90
Third Quarter	36.50	26.56	24.45	17.08
Fourth Quarter	36.63	30.50	26.37	22.18

As of February 15, 2008, the Company had approximately 135 holders of record, representing approximately 3,710 stockholder accounts.

The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. The payment of dividends in the future, if any, will be at the discretion of the Board of Directors. Under the terms of the Company’s credit agreement with Silicon Valley Bank (which expired in May 2006 but which has an outstanding term loan), the Company may not pay dividends without the prior written consent of Silicon Valley Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

	(a)		(c)
	Number of		Number of Securities
	Securities to be	(b)	Remaining Available for
	Issued upon	Weighted – Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
Plan Category	and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders	4,591,870	$13.31	2,379,642
Equity compensation plans not approved by security holders	—	—	—

Total	4,591,870	$13.31	2,379,642

Performance Graph. The following graph compares the cumulative total stockholder returns on the Company’s Common Stock for the five year period covering December 31, 2002-December 31, 2007, on an annual basis, with the cumulative total return of The Nasdaq Stock Market – US Index (the “Nasdaq Market Index”) and the RDG Software Composite Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among the Ultimate Software Group, Inc., The NASDAQ Market Index
And The RDG Software Composite Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

 Issuance of Equity Securities. On October 5, 2006, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the stockholders of RTIX Limited (the “RTIX Stockholders”) to acquire 100% of the common stock of RTIX Limited in exchange for a combination of $3,400,000 in cash and 27,894 shares of the Company’s Common Stock, $0.01 par value per share (“Common Stock”) (the “Stock Consideration”) issuable upon the satisfaction of the contingency discussed below. The acquisition was completed on October 5, 2006 and the cash consideration of $3.4 million was paid at that time.

Pursuant to the Stock Purchase Agreement, the Stock Consideration was subject to a downward adjustment based on the measurement (as of October 5, 2007) of RTIX’s annual recurring revenues against a target amount established in said agreement (the “Measurement”). Based on the Measurement, the Company determined there was no downward adjustment required under the terms of the Stock Purchase Agreement and the Stock Consideration was recorded in the Company’s consolidated financial statements as of October 5, 2007. The value of the Stock Consideration was $1.0 million.

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

On February 6, 2007, the Company’s Board of Directors extended the Stock Repurchase Plan by authorizing the repurchase of up to 1,000,000 additional shares of the Company’s issued and outstanding Common Stock.

As of December 31, 2007, the Company had purchased 1,452,375 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 547,625 available for repurchase in the future. The details of Common Stock repurchases for the twelve months ended December 31, 2007 are as follows:

			Total Cumulative Number
			of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs

January 1 – 31, 2007	—	—	—	290,563
February 1 – 28, 2007	62,000	26.79	771,437	1,228,563 (2)
March 1 – 31, 2007	103,600	26.37	875,037	1,124,963
April 1 – 30, 2007	—	—	875,037	1,124,963
May 1 – 31, 2007	95,200	27.76	970,237	1,029,763
June 1 – 30, 2007	23,500	28.09	993,737	1,006,263
July 1 – 31, 2007	—	—	993,737	1,006,263
August 1 – 31, 2007	276,238	29.90	1,269,975	730,025
September 1 – 30, 2007	94,400	31.66	1,364,375	635,625
October 1 – 31, 2007	—	—	1,364,375	635,625
November 1 – 30, 2007	88,000	34.20	1,452,375	547,625
December 1 – 31, 2007	—	—	1,452,375	547,625

Total	742,938	$29.25	1,452,375	547,625

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

(2) On February 6, 2007, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock pursuant to the Stock Repurchase Plan.

On February 5, 2008, the Company’s Board of Directors extended the Stock Repurchase Plan further by authorizing the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock. As a result, an aggregate of 1,547,625 shares of Common Stock were available for repurchase under the Stock Repurchase Plan as of February 5, 2008. Stock repurchases may be made periodically in the open market, in privately negotiated transactions or in a combination of both. The extent and timing of repurchase transactions will depend on market conditions and other business considerations.

Item 6.	Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statements of income data presented below for each of the years in the three-year period ended December 31, 2007 and the balance sheet data as of December 31, 2007 and 2006 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Form 10-K, which have been audited by KPMG LLP, whose report appears elsewhere in this Form 10-K. The statements of income data below for the years ended December 31, 2004 and December 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from audited consolidated financial statements not included herein.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statements of Income Data:
Revenues:
Recurring	$87,017	$63,935	$50,259	$39,049	$29,344
Services	49,857	38,617	27,894	24,924	23,478
License	14,590	12,259	10,450	8,055	7,594

Total revenues	151,464	114,811	88,603	72,028	60,416

Cost of revenues:
Recurring	22,798	17,875	13,740	11,961	9,495
Services	40,327	30,256	21,410	18,448	17,277
License	1,659	1,389	709	993	807

Total cost of revenue	64,784	49,520	35,859	31,402	27,579

Gross profit	86,680	65,291	52,744	40,626	32,837

Operating expenses:
Sales and marketing	36,479	29,382	21,783	20,630	17,788
Research and development	28,162	22,471	19,999	18,317	18,229
General and administrative	14,434	10,648	8,131	6,806	5,871

Total operating expenses	79,075	62,501	49,913	45,753	41,888

Operating income (loss)	7,605	2,790	2,831	(5,127)	(9,051)
Other income (expense):
Interest expense	(214)	(195)	(225)	(182)	(221)
Other income, net	6,002	1,538	819	285	103

Total other income (expense), net	5,788	1,343	594	103	(118)

Income (loss) before income taxes	13,393	4,133	3,425	(5,024)	(9,169)
Income tax benefit, net	19,736	—	—	—	—

Net income (loss)	$33,129	$4,133	$3,425	$(5,024)	$(9,169)

Net income (loss) per share – Basic (1)	$1.34	$0.17	$0.15	$(0.23)	$(0.49)

Net income (loss) per share – Diluted (1)	$1.24	$0.15	$0.13	$(0.23)	$(0.49)

Weighted average number of shares outstanding:
Basic (1)	24,701	23,853	23,040	21,743	18,738

Diluted (1)	26,722	26,978	26,288	21,743	18,738

	As of December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$17,462	$16,734	$17,731	$14,766	$13,783
Investments in marketable securities	18,418	16,286	15,035	10,544	—
Total assets	135,156	93,530	69,581	52,546	35,812
Deferred revenue	51,708	42,969	33,031	28,476	24,610
Long-term borrowings, including capital lease obligations	2,311	1,610	1,828	1,231	796
Stockholders’ equity	60,978	31,022	23,546	13,524	1,661

(1)	See Note 8 of the Notes to Consolidated Financial Statements for information regarding the computation of net income (loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes that are included with this Annual Report on Form 10-K. Also, the discussion of Critical Accounting Estimates in this section is an integral part of the analysis of our results of operations and financial condition.

Executive Summary

Ultimate Software designs, markets, implements and supports human resources, payroll and talent management solutions.

Ultimate Software’s UltiPro software (“UltiPro”) is a comprehensive Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from recruiting and hiring to compensating and managing benefits to terminating, whether the customer’s processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s end-to-end functionality includes comprehensive online recruitment tools, HR and benefits management, a strong payroll engine, time and attendance management, workforce scheduling, on-line benefits enrollment, training management, performance and learning management, reporting and analytical decision-making tools, and a self-service Web portal for executives, managers, administrators, and employees. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering managers and staff to analyze workforce trends for better decision making, access critical information quickly and perform routine business activities efficiently.

The Company’s main sources of revenues include sales from the Intersourcing (defined below) offering, sales of perpetual software licenses for UltiPro (and the related annual maintenance) and sales of services (mostly implementation) related to both Intersourcing and license sales.

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

The primary sources of the Company’s recurring revenue stream are hosting services, branded “Intersourcing” and product maintenance (i.e., software updates and telephone customer support). Other recurring revenue sources include subscription revenues from third-party business service providers (“BSPs”) and recurring revenues from the Original Ceridian Agreement. (See “Original Ceridian Agreement” below).

Ultimate Software offers hosting services at two separate data center locations – the original location in the Miami, Florida area, which began operating in 2002, and the second location in the Atlanta, Georgia area, which began operating in August 2005. Both data centers are owned by AT&T. Management of the data centers was provided to the Company by IBM until November 1, 2007 when the Company’s data center management contract was assigned by IBM to Quality Technology Services (“QTS”). QTS is one of the largest privately held providers of data center facilities and management services in the United States. The Company’s hardware at the Atlanta data center is scheduled to be moved to a data center owned and operated by QTS in late March 2008. With Intersourcing, Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at its data centers in the Atlanta area. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.

Since the introduction of its Intersourcing offering in 2002, the revenue mix in the Company’s sales production has favored Intersourcing. Management believes that this trend in sales mix composition will continue to occur in the foreseeable future, with a concentration of unit sales in Intersourcing. Management also believes the shift in sales mix has helped to produce a more predictable revenue stream by providing recurring revenue and cash from Intersourcing over the related contract periods, typically 24 months. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams. Intersourcing sales include a one-time upfront fee, priced on a per-employee basis, and ongoing monthly fees, priced on a per-employee-per-month (“PEPM”) basis. Upfront fees associated with the Intersourcing sale are recognized as recurring subscription revenues ratably over the term of the related contract beginning when the related customer processes its first live payroll (or goes “Live”). Ongoing monthly PEPM fees are recognized as recurring subscription revenues each month commencing when the related customer goes Live.

In connection with the Company’s business strategy, an internal financial metric used by the Company in measuring future financial performance is new annual recurring revenues. New annual recurring revenues (“ARR”) represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new license sales; and (iii) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during 2007 were $31.1 million as compared to $24.5 million for 2006. The main contributors to the increase in new ARR were new sales from the Company’s Intersourcing Offering (including prorated one-time fees, and add-on products) and, to a lesser extent, an increase in annual recurring maintenance revenues related to new license sales.

Original Ceridian Agreement

As previously disclosed, Ultimate Software and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name Source Web. During December 2004, RSM McGladrey Employer Services (“RSM”), a BSP of Ultimate Software, acquired Ceridian’s Source Web HR/payroll and self-service product and existing Source Web base of small and mid-size business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement were not changed as a result of the RSM Acquisition. Subsequent to the RSM Acquisition, Ceridian continued to be financially obligated to pay, and did pay, Ultimate Software minimum fees pursuant to the terms of the Original Ceridian Agreement.

The aggregate minimum payments that Ceridian was obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement are $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $42.1 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in subscription revenues (a component of recurring revenues) from the Original Ceridian Agreement until its termination date. The amount of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2007, totaling $7.7 million, was the same as those recognized in 2006 and 2005. Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement terminated on March 9, 2008.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Sources of revenue for the Company include:

•	Sales of the right to use UltiPro through Intersourcing (the “Intersourcing Offering”), which includes Hosting Services (defined below);

•	Sales of services to host the UltiPro application (“Hosting Services”) in conjunction with sales of perpetual licenses of UltiPro;

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”);

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s products under software license agreements and (2) subscription revenues generated from per employee per month (“PEPM”) fees earned through the Intersourcing Offering and Base Hosting, amortization of Intersourcing or Hosting Services’ one-time fees, revenues generated from the Original Ceridian Agreement and, to a lesser extent, PEPM fees from sales of BSPs;

•	Sales of perpetual licenses for UltiPro; and

•	Sales of services including implementation, training (also known as knowledge management) and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to BSPs.

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

The elements that typically exist in Intersourcing arrangements include Hosting Services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of UltiPro). The pricing for Hosting Services, the right to use UltiPro and maintenance of UltiPro is bundled (the “Bundled Elements”). Since these three Bundled Elements are components of recurring revenues in the consolidated statements of income, allocation of fair values to each of the three elements is not necessary and they are not reported separately. Fair value for the Bundled Elements, as a whole, is based upon evidence provided by the Company’s pricing for Intersourcing arrangements sold separately. The Bundled Elements are provided on an ongoing basis and represent undelivered elements under EITF No. 00-21; they are recognized on a monthly basis as the services are performed, once the customer processes its first live payroll (i.e., goes “Live”).

Implementation and training services (the “Professional Services”) provided for Intersourcing arrangements are typically priced on a time and materials basis and are recognized as services revenue in the consolidated statements of income as the services are performed. Under EITF 00-21, fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis. Fair value for Professional Services is based on the respective Implementation Valuation (defined below) and Training Valuation (defined below). If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company believes that applying EITF 00-21 to Intersourcing arrangements as opposed to applying SOP 97-2 is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.

Sales of Base Hosting Services

Subscription revenues generated from Base Hosting are recognized in accordance with EITF No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include Hosting Services and implementation services. Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license and is subsequently adding Hosting Services or is purchasing a perpetual license for UltiPro together with Hosting Services, whereas, with Intersourcing, the customer is purchasing the right to use (not license) UltiPro together with Hosting Services. Implementation services provided for Base Hosting arrangements, whereby the customer already owns a perpetual license, are less than those provided for Intersourcing arrangements since UltiPro is already implemented in these Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for Hosting Services is based on the Hosting Valuation (defined below). The fair value for implementation services is based on the Implementation Valuation in accordance with guidelines provided by SOP 97-2.

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

As discussed above, subscription revenues from the Original Ceridian Agreement of $642,000 per month were recognized in each of the three years ended December 31, 2007 and are expected to be recognized until the expiration of such agreement on March 9, 2008.

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

Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a PEPM basis. Revenue is recognized on a PEPM basis as the services are provided to the underlying customer. To the extent the BSP pays the Company a one-time upfront fee, the Company accounts for such fee by recognizing it as subscription revenue over the minimum term of the related agreement.

Sales of Perpetual Licenses for UltiPro Sold With or Without Hosting Services

Sales of perpetual licenses for UltiPro and sales of perpetual licenses for UltiPro in conjunction with Hosting Services are multiple-element arrangements that involve the sale of software and consequently fall under the guidance of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” for revenue recognition.

The Company licenses software under non-cancelable license agreements and provides services including maintenance, implementation consulting and training services. In accordance with the provisions of SOP 97-2, license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the audited consolidated statements of income until all such criteria are met.

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

Sales of Services, including Implementation and Training Services

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

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at December 31, 2007 included three years of cumulative historical operating profits and a projection of future income. As a result of our analysis of all available evidence, both positive and negative, at December 31, 2007, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the release of the valuation allowance for deferred tax assets and generating a $19.9 million non-cash tax benefit recorded in the consolidated statements of income during the fourth quarter of 2007.

As of December 31, 2007, the Company believes it is more likely than not that the amount of the deferred tax assets recorded on the balance sheet as a result of the release of the valuation allowance will ultimately be recovered. However, should there be a change in the Company’s ability to recover the deferred tax assets, the tax provision would increase in the period in which it is determined that recovery is not probable.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based plans under the recognition and measurement requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Prior to January 1, 2006, stock-based compensation expense was recognized only for grants of restricted stock awards, stock units and stock options which were granted at exercise prices less than the fair market value of the underlying Common Stock on the grant date. During the year ended December 31, 2005, while there were no grants of stock units, there were grants of restricted stock awards. For the two years ended December 31, 2005 and 2004, stock options that had exercise prices less than the fair market value of the Common Stock on the grant date were granted to non-employee certain members of the Board of Directors for board services and fully vested on the grant date. Therefore, stock-based compensation expense for the year ended December 31, 2005 is related to both restricted stock awards granted and the options granted to certain non-employee members of the Board for board services, recorded in accordance with APB No. 25.

The Company accounts for stock based compensation in accordance with SFAS 123R. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Results of prior periods have not been restated.

For purposes of calculating and accounting for stock-based compensation expense in accordance with SFAS 123R, the Company makes a computation of expected volatility, based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. Pursuant to implementing SFAS 123R effective January 1, 2006, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The weighted-average forfeiture rate is based on historical data.

The following table sets forth the stock-based compensation expense (“SBC”) resulting from share-based arrangements that is recorded in the Company’s consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Cost of recurring revenues	$635	$394	$6
Cost of services revenues	1,542	874	13
Cost of license revenues	5	6	—
Sales and marketing	4,617	2,967	395
Research and development	985	620	7
General and administrative	2,388	1,385	346

Total SBC	$10,172	$6,246	$767

Included in capitalized software in the Company’s consolidated balance sheet at December 31, 2007 and 2006 was $42 thousand and $41 thousand, respectively, in stock-based compensation incurred in the development of UltiPro Canada during the fiscal years then ended. This amount would have otherwise been charged to research and development expense for the years ended December 31, 2007 and 2006.

Results of Operations

The following table sets forth the consolidated statements of income data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Years Ended December 31,
	2007	2006	2005

Revenues:
Recurring	57.5%	55.7%	56.7%
Services	32.9	33.6	31.5
License	9.6	10.7	11.8

Total revenues	100.0	100.0	100.0

Cost of revenues:
Recurring	15.1	15.6	15.5
Services	26.6	26.4	24.2
License	1.1	1.2	0.8

Total cost of revenues	42.8	43.2	40.5

Gross profit	57.2	56.8	59.5

Operating expenses:
Sales and marketing	24.1	25.5	24.5
Research and development	18.6	19.6	22.6
General and administrative	9.5	9.3	9.2

Total operating expenses	52.2	54.4	56.3
Operating income	5.0	2.4	3.2
Other income (expense), net
Interest expense	(0.1)	(0.1)	(0.2)
Other income, net	4.0	1.3	0.9

Total other income (expense), net	3.9	1.2	0.7
Income before income tax benefit	8.9	3.6	3.9

Income tax benefit, net	13.0	—	—

Net income	21.9%	3.6%	3.9%

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Revenues

The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and license revenues. See “Revenue Recognition” (above) for further discussion of the Company’s revenue sources and its method of accounting for each of them.

Total revenues, consisting of recurring, services and license revenues, increased 31.9% to $151.5 million for 2007 from $114.8 million for 2006.

Recurring revenues increased 36.1% to $87.0 million for 2007 from $63.9 million for 2006. The increases in recurring revenues for 2007 were primarily due to increases in Intersourcing revenues and maintenance revenues.

a)	Intersourcing revenues increased primarily due to the continued growth of the recurring revenues generated from previously sold Intersourcing units which went Live after December 31, 2006. Recognition of recurring revenues for Intersourcing unit sales commences upon Live date.

b)	Maintenance revenues increased due to additional maintenance generated from incremental license sales since December 31, 2006. Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a recurring basis thereafter (on a monthly basis ratably over the term of the respective renewal period). The Company’s high retention rate of approximately 96% for existing customers’ annual maintenance renewals in 2007 combined with the annual price increases that typically accompany renewals also contributed to the increase in maintenance revenues.

Services revenues increased 29.1% to $49.9 million for 2007 from $38.6 million for 2006 primarily as a result of an increase of $10.4 million in implementation revenues and a $1.2 million increase in training revenues. The increase in implementation revenues in 2007 was primarily due to more billable hours generated from our billable consultants (including the impact of hiring additional billable consultants during the year) and, to a lesser extent, from the increased use of third-party implementation partners (or “IPs”). These additional billable hours stemmed from an increase in unit sales (particularly Intersourcing and certain add-on products), partially offset by a lower net rate per hour. The increase in training revenues was attributable to increased classroom attendance and Web-based training, also tied to increased unit sales.

License revenues increased 19.0% to $14.6 million for 2007 from $12.3 million for 2006. The increase in 2007 was principally due to a higher average selling price due to increased sales of UltiPro time and attendance (“UTA”), an add-on product introduced in 2006.

Cost of Revenues

Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms, costs associated with certain reimbursable out-of-pocket expenses, discussed below, and costs to support additional services provided to BSPs. Cost of license revenues primarily consists of fees payable to third parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software and for the add-on product, UTA, which was introduced in 2006.

Cost of recurring revenues increased 27.5% to $22.8 million for 2007 from $17.9 million for 2006. The increase in the cost of recurring revenues for 2007, was primarily due to the increases in both Intersourcing costs and maintenance costs.

a)	The increase in the Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales (including increased labor costs and higher operating costs such as depreciation and amortization of related computer equipment supporting the operations and costs associated with the operations of the Company’s two data centers), an increase in the amortization of the purchased source code of the integrated online recruitment/talent acquisition solution that Ultimate has offered its customers since April 2005 (“Recruitment”) (which began amortizing in 2007), and an increase in royalty fees and annual maintenance fees paid to the third-party provider of UTA (tied to increased sales).

b)	The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers served.

Cost of services revenues increased 33.3% to $40.3 million for 2007 from $30.3 million for 2006. The increase in cost of services revenues for 2007, was primarily due to an increase in implementation labor costs and IP costs. In response to the need to implement more units (resulting from increased unit sales of UltiPro and add-on products), during 2007, the Company hired additional implementation personnel comprised of revenue-generating, or “billable,” consultants and certain related managerial personnel. In addition, the Company increased its use of IPs to assist in handling the increased demand for implementing UltiPro and add-on products.

Cost of license revenues increased 19.4% to $1.7 million for 2007 from $1.4 million for 2006. The increase in cost of license revenues for 2007 was principally due to higher royalties paid to third-party vendors for products sold in conjunction with UltiPro.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 24.2% to $36.5 million for 2007 from $29.4 million for 2006. The $7.1 million increase in 2007 was principally due to increased sales commissions of $1.8 million and other additional labor costs (including a $1.7 million increase of stock-based compensation in 2007), partly attributable to hiring additional sales personnel. Included in sales and marketing expenses was stock-based compensation expense of $4.6 million in 2007 as compared to $3.0 million in 2006. Sales commissions increased primarily from Intersourcing revenues, correlating with the growth in that revenue source. Sales commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to Intersourcing revenue recognition. Increased sales commissions also resulted from a higher percentage of sales being made by salespeople in the direct sales force whose performance placed them at higher commission rates than in the prior year.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 25.3% to $28.2 million in 2007 from $22.5 million in 2006. Excluding the impact of capitalized labor costs associated with the development of UltiPro Canadian HR/payroll (“UltiPro Canada”), which totaled $1.7 million for 2007, research and development expenses increased $5.6 million in comparison to 2006, principally due to higher labor costs, related to an increase in headcount and, to a lesser extent, an increase in third-party consulting costs. Included in research and development expenses was stock-based compensation expense of $1.0 million in 2007 as compared to $0.6 million in 2006.

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company began capitalizing certain research and development personnel costs for the development of UltiPro Canada functionality in November 2005, when technological feasibility was attained. UltiPro Canada was built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada provides HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). The Company has capitalized additional research and development costs relative to the UltiPro Canada project through its general release, which occurred during the fourth quarter of 2007, at which time capitalization ceased under SFAS No. 86 guidelines. The Company capitalized a total of $1.7 million in 2007, as compared to $1.8 million in 2006, relative to UltiPro Canada.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 35.6% to $14.4 million for 2007 from $10.6 million for 2006. The increase for 2007 was primarily due to increased labor costs attributable to hiring additional personnel to support the Company’s growth and annual merit increases, an increase in the provision for doubtful accounts and an increase in accounting and legal expenses related to compliance with new accounting and legal requirements.

Also, included in general and administrative expenses was stock-based compensation expense of $2.4 million in 2007, as compared to $1.4 million in 2006, and amortization of intangible assets of $0.2 million in 2007 as compared to $54 thousand in 2006.

Interest Expense

Interest expense increased 9.7% to $214 thousand for 2007 from $195 thousand for 2006 primarily due to an increase in payments of capital lease obligations from additional capital leases entered into during 2007. There were no borrowings made in 2007.

Interest and Other Income, net

Interest and other income, net, increased significantly to $6.0 million for 2007 from $1.5 million for 2006 primarily due a non-recurring cash settlement fee of $4.4 million, net of related costs, resulting from the early termination of a multi-year business arrangement with one of our BSP’s that decided to exit the payroll business (the “Non-Recurring Settlement”).

Income Tax Benefit, net

During the year ended December 31, 2007, the Company recorded an income tax benefit of $19.9 million primarily related to the release of the valuation allowance against deferred tax assets, partially offset by a provision for income tax of $115 thousand as compared to no provision or benefit for Federal, state or foreign income taxes for the year ended December 31, 2006, due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2007, expiring at various times from 2011 through the year 2027 and which are available to offset future taxable income, approximated $71.9 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Comparison of Fiscal Years Ended December 31, 2006 and 2005

Revenues

Total revenues, consisting of recurring, services and license revenues, increased 29.6% to $114.8 million for 2006 from $88.6 million for 2005.

Recurring revenues increased 27.2% to $63.9 million for 2006 from $50.3 million for 2005 primarily due to an increase in revenues generated from the Intersourcing Offering and an increase in maintenance revenues.

a)	Intersourcing revenues increased primarily due to incremental recurring revenues generated from additional (previously sold) Intersourcing units which went Live since December 31, 2005.
b)	Maintenance revenues increased due to additional maintenance fees resulting from cumulative increases in the customer base subsequent to December 31, 2005 due to incremental license sales since such date. The Company’s high retention rate of approximately 97% for existing customers’ annual maintenance renewals in 2006 combined with the annual price increases that typically accompany renewals also contributed to the increase in maintenance revenues.
c)	Recurring subscription revenues recognized in 2006 from the Original Ceridian Agreement, totaling $7.7 million, were the same as in 2005.

Services revenues increased 38.4% to $38.6 million for 2006 from $27.9 million for 2005 primarily as a result of an increase of $9.3 million in implementation revenues and a $0.9 million increase in training revenues. The increase in implementation revenues is principally a result of additional billable hours stemming from an increase in the number of billable (i.e., revenue-generating) consultants (associated with incremental units sold), as well as a higher net rate per hour. In addition, the Company used IP’s significantly more in 2006 than in 2005 to assist in handling the increased demand for implementations due to increased sales, which also contributed to the growth in services revenues. The increase in training revenues was attributable to increased classroom attendance and higher Web-based training.

License revenues increased 17.3% to $12.3 million for 2006 from $10.5 million for 2005 primarily due to one larger than average license unit sold during 2006 and a higher average selling price per unit of UltiPro. There were also license sales of add-on products (i.e., products sold with UltiPro, which have an incremental fee), including Recruitment and UTA.

Cost of Revenues

Cost of recurring revenues increased 30.1% to $17.9 million for 2006 from $13.7 million for 2005. The increase in cost of recurring revenues for 2006 (which included stock-based compensation of $0.4 million), was primarily due to the increases in both Intersourcing costs and maintenance costs. The increase in the Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales (including increased labor costs and higher operating costs such as depreciation and amortization of related computer equipment supporting the operations and costs associated with the operations of the Company’s two data centers), fees paid to the third party for Recruitment, combined with an increase in fees paid to the third-party provider of UTA. In October 2006, the Company acquired the rights to the source code from First Advantage Corporation for its third-party Recruitment product. First Advantage previously acquired the company (RecruiterNet Inc.) that developed the recruitment product known as Projectix, which was the basis for Ultimate Software’s Recruitment offering. First Advantage is one of Ultimate Software’s existing UltiPro customers. As a result of this source code purchase, the Company did not incur any third-party fees for Recruitment for the majority of the fourth fiscal quarter of 2006 and will not incur any such fees in future years. Instead, the Company is amortizing the cost of the source code over the estimated useful life of the underlying asset, which, as determined by the Company, is five years. A portion of that amortization is allocated to cost of license and the remainder is allocated to cost of recurring revenues, based on proportionate unit sales. The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers served.

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

Cost of license revenues increased 95.9% to $1.4 million for 2006 from $0.7 million for 2005. The increase in cost of license revenues for 2006 was principally due to higher royalties paid to third-party vendors for products sold in conjunction with UltiPro, including UTA.

Sales and Marketing

Sales and marketing expenses increased 34.9% to $29.4 million for 2006 from $21.8 million for 2005. The $7.6 million increase in 2006 was principally due to increased sales commissions and other additional labor costs (including $3.0 million of stock-based compensation, representing a $2.6 million increase over 2005). Sales commissions increased on both license revenues as well as Intersourcing revenues, correlating with the growth in those revenue sources.

Research and Development

Research and development expenses increased 12.4% to $22.5 million in 2006 from $20.0 million in 2005. Excluding the impact of capitalized costs associated with UltiPro Canada which totaled $1.8 million for 2006, research and development expenses increased $4.1 million in comparison to 2005 principally due to higher labor costs, including the impact of staffing needs related to the ongoing development of UltiPro Canada, increased development for UltiPro, including product enhancements and additional functionality, as well as annual merit increases, and to a lesser extent, $0.6 million of stock-based compensation expense for 2006.

General and Administrative

General and administrative expenses increased 31.0% to $10.6 million for 2006 from $8.1 million for 2005. The $2.5 million increase in general and administrative expenses was primarily due to increased labor costs attributable to hiring additional personnel to support the Company’s growth and, to a lesser extent, annual merit increases. Also included in general and administrative expenses was stock-based compensation expense of $1.4 million in 2006 compared to $0.3 million in 2005.

Interest Expense

Interest expense decreased 13.3% to $195 thousand for 2006 from $225 thousand for 2005 primarily due to principal payments made in 2006 on the outstanding borrowings from the Credit Facility (defined below under “Liquidity and Capital Resources”). There were no borrowings made in 2006.

Interest and Other Income

Interest and other income increased 87.8% to $1.5 million for 2006 from $819 thousand for 2005 primarily due to an increase in interest rates as well as interest income on additional cash available for investments.

Provision for Income Taxes

No provision or benefit for Federal, state or foreign income taxes was made for 2006 or 2005 due to the operating losses and operating loss carryforwards from prior periods incurred in the respective periods. Net operating loss carryforwards available at December 31, 2006, expiring at various times from 2011 through the year 2026 and which are available to offset future taxable income, approximated $75.6 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2007 and 2006. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K.

The Company’s quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company’s operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company’s customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A significant change in the revenue mix (between Intersourcing and perpetual license unit sales) could cause the quarterly results to differ significantly. A drop in near term demand for the Company’s products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that the Company will be able to maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, quarter-to-quarter comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

	Quarters Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(Unaudited)
	(In thousand, except per share amounts)

Revenues:
Recurring	$24,297	$22,174	$21,075	$19,471	$17,478	$16,487	$15,531	$14,439
Services	14,084	12,312	11,274	12,187	12,645	9,410	8,335	8,227
License	3,761	3,337	2,608	4,884	2,919	2,882	4,472	1,986

Total revenues	42,142	37,823	34,957	36,542	33,042	28,779	28,338	24,652

Cost of revenues:
Recurring	6,189	5,630	5,480	5,499	4,836	4,602	4,325	4,112
Services	10,888	10,066	9,081	10,292	9,601	7,287	6,404	6,964
License	633	352	265	409	423	319	391	256

Total cost of revenues	17,710	16,048	14,826	16,200	14,860	12,208	11,120	11,332

Gross profit	24,432	21,775	20,131	20,342	18,182	16,571	17,218	13,320
Operating expenses:
Sales and marketing	10,214	9,040	8,442	8,783	7,670	7,222	7,548	6,942
Research and development	7,221	7,107	6,663	7,171	5,937	5,887	5,273	5,374
General and administrative	4,089	3,645	3,253	3,447	3,124	2,526	2,556	2,442

Total operating expenses	21,524	19,792	18,358	19,401	16,731	15,635	15,377	14,758

Operating income (loss)	2,908	1,983	1,773	941	1,451	936	1,841	(1,438)
Interest expense	(53)	(61)	(53)	(47)	(43)	(52)	(60)	(40)
Interest and other income	400	433	4,774	395	390	419	390	339

Total other income, net	347	372	4,721	348	347	367	330	299

Income (loss) before provision for income taxes	3,255	2,355	6,494	1,289	1,798	1,303	2,171	(1,139)
Income tax benefit (expense), net (1)	19,851	—	(85)	(30)	—	—	—	—

Net income (loss)	$23,106	$2,355	$6,409	$1,259	$1,798	$1,303	$2,171	$(1,139)

Weighted average shares outstanding:
Basic	24,742	24,764	24,713	24,527	24,270	24,130	24,078	23,709

Diluted	26,803	27,692	27,571	27,383	27,229	27,030	27,311	23,709

Net earnings (loss) per share Basic	$0.93	$0.10	$0.26	$0.05	$0.07	$0.05	$0.09	$(0.05)

Diluted	$0.86	$0.09	$0.23	$0.05	$0.07	$0.05	$0.08	$(0.05)

(1)	During the fourth quarter of 2007, the Company released its valuation allowance for certain deferred tax assets resulting in a $19.9 million non-cash tax benefit recorded in the consolidated statements of income. See Note 17 of the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

In recent years, the Company has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of December 31, 2007, the Company had $35.9 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $2.9 million since December 31, 2006. The $2.9 million increase is due to cash generated from operations of $29.1 million (which included the Non-Recurring Settlement of $4.5 million in cash received in the second quarter of 2007), partially offset by an increase in cash used for stock repurchases of $14.3 million (net of proceeds from the issuance of Common Stock from stock option exercises) which were made pursuant to the Stock Repurchase Plan, an increase in capital expenditures, including cash purchases of property and equipment, as well as principal payments on financed equipment totaling $10.2 million and an increase in capitalized software of $1.7 million, which was mostly attributable to development labor costs.

Net cash provided by operating activities was $29.1 million for 2007 as compared to $15.4 million for 2006. The $13.7 million increase was primarily due to increased funds generated from operations related to increased sales and the receipt of the Non-Recurring Settlement, partially offset by increased prepaid sales commissions (predominantly Intersourcing-related). Intersourcing commissions are paid in advance of the recognition of the related expense since, in accordance with generally accepted accounting principles, they are amortized when the related Intersourcing client processes its first Live payroll and the consequential revenue recognition period begins.

Net cash used in investing activities was $11.3 million for 2007 as compared to $13.0 million for 2006. The decrease of $1.7 million in net cash used in investing activities was primarily due to the decrease in cash payments made for the acquisition of RTIX in 2006 ($3.6 million in 2006 compared to $24 thousand in 2007), partially offset by an increase in cash purchases of property and equipment of $1.1 million and a net increase in investments in marketable securities of $0.9 million.

Net cash used in financing activities was $17.2 million for 2007 as compared to $3.4 million for 2006. The $13.8 million increase in net cash used in financing activities was primarily related to increased repurchases of Common Stock of $12.2 million combined with a $1.0 million reduction in proceeds from the issuance of Common Stock from stock option exercises and an increase of $0.6 million in principal payments on financed equipment.

Days sales outstanding, calculated on a trailing three-month basis (“DSO”), as of December 31, 2007 and 2006, were 76 days and 74 days, respectively. The increase in DSO’s as of December 31, 2007 is discussed below.

Deferred revenues of $51.7 million at December 31, 2007 increased by $8.7 million as compared to December 31, 2006 primarily due to increased sales from Intersourcing operations (which originate deferred revenues upon contract execution for the upfront fees and initial PEPM fees) and, to a lesser extent, due to an increase in deferred maintenance. Substantially all of the total balance in deferred revenues is related to future recurring revenues, including those from Intersourcing. With respect to Intersourcing unit sales, the increase in deferred revenues creates a corresponding increase in accounts receivable in relation to contracted upfront fees and PEPM fees due within a short period of time from the contract date, which impacts DSO’s and which contributed to the increase in DSO’s of 2 days compared to December 31, 2006.

The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Based upon the strength and consistency of the cash flow position as well as management’s expectations for the next twelve months, the Company chose not to renew the Credit Facility upon its expiration. The Credit Facility’s Equipment Loan, while still effective, did not have any future borrowing capacity after May 27, 2006. The outstanding balance of $0.3 million under the Equipment Loan as of December 31, 2007 is payable on or before December 31, 2008 under the payment terms of such agreement. As of December 31, 2007, the Company was in compliance with all covenants included in the terms of the Credit Facility.

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

Contractual Obligations

As of December 31, 2007, the Company’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Capital lease obligations (1)	$4,073	$2,056	$2,017	$—	$—
Other long-term obligations (2)	24,654	3,197	6,003	5,958	9,496
Purchase obligations (3)	—	—	—	—	—
Other long-term liabilities (4)	892	572	320	—	—

Total contractual cash obligations	$29,619	$5,825	$8,340	$5,958	$9,496

(1)	The Company leases certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2010. See Note 15 of the Notes to Consolidated Financial Statements for information regarding capital lease obligations.

(2)	The Company leases corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. See Note 19 of the Notes to Consolidated Financial Statements for information regarding operating lease obligations.

(3)	Purchase orders or contracts for the purchase of goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. The Company does not have significant agreements for the purchase of goods or services specifying minimum quantities or set prices.

(4)	As of December 31, 2007, the Company had an outstanding balance of $0.3 million under the Equipment Loan of the Credit Facility, which is payable on or before December 31, 2008 under the payment terms of such agreement (see Liquidity and Capital Resources for further discussion). The remaining balance of $0.3 million in other long-term liabilities is related to the long-term installment loan agreement that was entered into during 2007 with a third-party vendor to acquire computer software, of which, $0.3 million is payable on or before September 1, 2008 and $0.3 million is payable on or before September 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest on the Credit Facility is based on Prime Rate per annum. Because of the Company’s existing cash position and its expected cash flows from operations, the Company chose not to renew the Credit Facility upon its expiration. The Company was charged a weighted average interest rate of 6.5% per annum during the year ended December 31, 2007 under the Credit Facility. As of December 31, 2007, there was no amount outstanding under the Credit Facility’s Revolver and $0.3 million outstanding under the Credit Facility’s Equipment Loan, with no future availability to draw on the Equipment Loan and payment of the outstanding balance of such Equipment Loan due on December 31, 2008.

As of December 31, 2007, total investments in available-for-sale marketable securities were $18.4 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in amounts borrowed or interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.

Interest rate risk. As of December 31, 2007, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 5.0% per annum). In addition, the Credit Facility’s Equipment Loan is based on a variable interest rate.

To illustrate the potential impact of changes in interest rates, the Company has performed the following analysis based on its December 31, 2007 consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair market value of the Company’s total portfolio of approximately $65,000 over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair market value of the Company’s total portfolio of approximately $65,000 over the next 12 months.

Foreign currency risk. The Company has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar. Management does not believe movements in the foreign currencies in which the Company transacts business will significantly affect future net earnings.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 3 and 18 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Also, as discussed in Note 22 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP

March 13, 2008
Miami, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$17,462	$16,734
Short-term investments in marketable securities	17,120	14,247
Accounts receivable, net of allowance for doubtful accounts of $700 and $500 for 2007 and 2006, respectively	34,658	26,575
Prepaid expenses and other current assets	9,801	8,611
Deferred tax assets, net	3,516	—

Total current assets	82,557	66,167
Property and equipment, net	18,238	13,480
Capitalized software, net	3,631	2,055
Goodwill	4,063	2,734
Long-term investments in marketable securities	1,298	2,039
Other assets, net	9,365	7,055
Long-term deferred tax assets, net	16,004	—

Total assets	$135,156	$93,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,528	$3,894
Accrued expenses	11,405	9,230
Current portion of deferred revenue	43,262	36,524
Current portion of capital lease obligations	2,002	1,512
Current portion of long-term debt	572	505

Total current liabilities	60,769	51,665
Deferred revenue, net of current portion	8,446	6,445
Deferred rent	2,652	2,788
Capital lease obligations, net of current portion	1,991	1,416
Long-term debt, net of current portion	320	194

Total liabilities	74,178	62,508
Commitments and contingencies (Note 19)	–	–
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	–	–
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 26,219,789 and 25,102,824 shares issued in 2007 and 2006, respectively	262	251
Additional paid-in capital	143,913	125,121
Accumulated other comprehensive (loss) income	(18)	1
Accumulated deficit	(50,371)	(83,500)

	93,786	41,873
Treasury stock, at cost, 1,452,375 and 709,437 shares in 2007 and 2006, respectively	(32,808)	(10,851)

Total stockholders’ equity	60,978	31,022

Total liabilities and stockholders’ equity	$135,156	$93,530

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues:
Recurring	$87,017	$63,935	$50,259
Services	49,857	38,617	27,894
License	14,590	12,259	10,450

Total revenues	151,464	114,811	88,603

Cost of revenues:
Recurring	22,798	17,875	13,740
Services	40,327	30,256	21,410
License	1,659	1,389	709

Total cost of revenues	64,784	49,520	35,859

Gross profit	86,680	65,291	52,744

Sales and marketing	36,479	29,382	21,783
Research and development	28,162	22,471	19,999
General and administrative	14,434	10,648	8,131

Total operating expenses	79,075	62,501	49,913

Operating income	7,605	2,790	2,831

Other income (expense):
Interest expense	(214)	(195)	(225)
Other income, net	6,002	1,538	819

Total other income, net	5,788	1,343	594

Income before income tax benefit	13,393	4,133	3,425
Income tax benefit, net	19,736	–	–

Net income	$33,129	$4,133	$3,425

Net income per share:
Basic	$1.34	$0.17	$0.15

Diluted	$1.24	$0.15	$0.13

Weighted average shares outstanding:
Basic	24,701	23,853	23,040

Diluted	26,722	26,978	26,288

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Shares	Amount	Equity

Balance, December 31, 2004	22,749	$227	$103,643	$(15)	$(89,277)	258	$(1,054)	$13,524
Net income	–	–	–	–	3,425	–	–	3,425
Unrealized loss on investments in marketable securities available-for-sale	–	–	–	(16)	–	–	–	(16)

Comprehensive income	–	–	–	–	–	–	–	3,409

Issuances of Common Stock from exercises of stock options and warrant	1,037	11	5,835	–	–	–	–	5,846
Non-cash issuances of options to Board to purchase Common Stock for board fees	–	–	125	–	–	–	–	125
Non-cash stock-based compensation expense for restricted stock	–	–	642	–	–	–	–	642

Balance, December 31, 2005	23,786	238	110,245	(31)	(85,852)	258	(1,054)	23,546
SAB 108 cumulative adjustment (Note 22)					(1,781)			(1,781)

Adjusted balance, January 1, 2006					(87,633)			21,765
Net income	–	–	–	–	4,133	–	–	4,133
Unrealized gain on investments in marketable securities available-for-sale	–	–	–	33	–	–	–	33
Unrealized loss on foreign exchange				(1)				(1)

Comprehensive income	–	–	–	–	–	–	–	4,165

Repurchase of Common Stock	–	–	–	–	–	451	(9,797)	(9,797)
Issuances of Common Stock from exercises of stock options and warrants	1,317	13	8,589	–	–	–	–	8,602
Non-cash stock-based compensation expense for stock options and restricted stock	–	–	6,287	–	–	–	–	6,287

Balance, December 31, 2006	25,103	251	125,121	1	(83,500)	709	(10,851)	31,022
Net income	–	–	–	–	33,129	–	–	33,129
Unrealized loss on investments in marketable securities available-for-sale	–	–	–	(13)	–	–	–	(13)
Unrealized loss on foreign exchange				(6)				(6)

Comprehensive income	–	–	–	–	–	–	–	33,110

Repurchase of Common Stock	–	–	–	–	–	743	(21,957)	(21,957)
Issuances of Common Stock from exercises of stock options and warrants	1,117	11	8,578	–	–	–	–	8,589
Non-cash stock-based compensation expense for stock options and restricted stock			10,214	–	–	–	–	10,214

Balance, December 31, 2007	26,220	$262	$143,913	$(18)	$(50,371)	1,452	$(32,808)	$60,978

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$33,129	$4,133	$3,425
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from business combination:
Depreciation and amortization	7,068	5,371	4,426
Provision for doubtful accounts	1,505	813	869
Non-cash expense for stock based compensation	10,172	6,246	767
Deferred income taxes	(19,851)	–	–
Changes in operating assets and liabilities:
Accounts receivable	(9,588)	(8,940)	(6,395)
Prepaid expenses and other current assets	(1,190)	(2,712)	(2,412)
Other assets, net	(2,517)	(3,484)	(1,066)
Accounts payable	(366)	1,021	411
Accrued expenses	2,039	3,365	817
Deferred revenue	8,739	9,617	4,555

Net cash provided by operating activities	29,140	15,430	5,397

Cash flows from investing activities:
Purchases of marketable securities	(20,036)	(22,208)	(21,421)
Maturities of marketable securities	17,890	20,990	16,914
Purchases of property and equipment	(7,429)	(6,367)	(3,022)
Capitalized software	(1,653)	(1,801)	(182)
Payments for acquisition	(24)	(3,627)	–

Net cash used in investing activities	(11,252)	(13,013)	(7,711)

Cash flows from financing activities:
Repurchases of Common Stock	(21,957)	(9,797)	–
Principal payments on capital lease obligations	(2,045)	(1,717)	(1,318)
Net proceeds from issuances of Common Stock	7,617	8,602	5,846
Borrowings under Credit Facility	–	–	1,000
Repayments of borrowings of long term debt	(768)	(501)	(249)

Net cash (used in) provided by financing activities	(17,153)	(3,413)	5,279

Effect of exchange rate changes on cash	(7)	(1)	–

Net increase (decrease) in cash and cash equivalents	728	(997)	2,965
Cash and cash equivalents, beginning of year	16,734	17,731	14,766

Cash and cash equivalents, end of year	$17,462	$16,734	$17,731

Supplemental disclosure of cash flow information:
Cash paid for interest	$96	$102	$110

Cash paid for income taxes	$75	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

-	The Company entered into capital lease obligations to acquire new equipment totaling $3,109, $2,285 and $1,797 in 2007, 2006 and 2005, respectively.

-	The Company included in capitalized software on the Company’s consolidated balance sheet a total of $42 and $41 in stock-based compensation incurred in the development of UltiPro Canada at December 31, 2007 and 2006, respectively. There was no stock-based compensation capitalized in 2005.

-	The Company entered into a long-term installment loan agreement with a third-party vendor to acquire computer software totaling $961 during the year ended December 31, 2007.

-	The Company satisfied its agreement for the 2006 purchase of RTIX during the year ended December 31, 2007 with a stock consideration payment valued at $972.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate Software” or the “Company”) designs, markets, implements and supports human resources, payroll and talent management solutions, marketed primarily to middle-market organizations with 200 to 15,000 employees. The Company reaches its customer base and target market through its direct sales force.

2.	Basis of Presentation, Consolidation and the Use of Estimates

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements reflect the financial position and operating results of the Company and include its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements reflect certain reclassifications from other assets, net to prepaid expenses and other current assets for certain deposits to conform to the 2007 presentation.

3.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements

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

Fair Value of Financial Instruments

The Company’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, and capital lease obligations, approximated fair value as of December 31, 2007 and 2006.

Fair Value of a Conditional Asset Retirement Obligation

The Company adopted FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligation, an interpretation of FASB Statement No. 143,” effective December 31, 2005. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist. The Company completed its annual impairment analysis of goodwill and determined goodwill had not been impaired as of December 31, 2007. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144 (defined below). The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from five to six years. See Note 10 for further discussion.

Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. For the year ended December 31, 2007, no such events or circumstances were identified. The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the years ended December 31, 2007, 2006 and 2005, the Company made no material adjustments to its long-lived assets.

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

Property and equipment consists of the following (in thousands):

	As of	As of
	December 31, 2007	December 31, 2006

Property and equipment	$52,611	$41,173
Less: accumulated depreciation and amortization	34,373	27,693

	$18,238	$13,480

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

Accounting Changes and Error Corrections

The Company adopted SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced APB Opinion No. 20, “Accounting Changes” (“APB No. 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”) effective December 31, 2006. APB No. 20 required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. The FASB identified the reason for the issuance of SFAS No. 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (“IASB”). The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

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

Revenue Recognition

Sources of revenue for the Company include:

•	Sales of the right to use UltiPro software (“UltiPro”) through Intersourcing (the “Intersourcing Offering”), which includes Hosting Services (defined below);

•	Sales of services to host the UltiPro application (“Hosting Services”) in conjunction with sales of perpetual licenses of UltiPro;

•	Sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”);

•	Recurring revenues derived from (1) maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s products under software license agreements and (2) subscription revenues generated from per employee per month (“PEPM”) fees earned through the Intersourcing Offering and Base Hosting, amortization of Intersourcing or Hosting Services’ one-time fees, revenues generated from the Original Ceridian Agreement and, to a lesser extent, PEPM fees from the business service provider (“BSP”) sales channel;

•	Sales of perpetual licenses for UltiPro; and

•	Sales of services including implementation, training (also known as knowledge management) and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as services provided to BSPs.

Sales Generated from the Intersourcing Offering

Subscription revenues generated from the Intersourcing Offering are recognized in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), as a services arrangement since the customer is purchasing the right to use UltiPro rather than licensing the software on a perpetual basis. Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by EITF No. 00-21.

The elements that typically exist in Intersourcing arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of UltiPro). The pricing for hosting services, the right to use UltiPro and maintenance of UltiPro is bundled (the “Bundled Elements”). Since these three Bundled Elements are components of recurring revenues in the consolidated statements of income, allocation of fair values to each of the three elements is not necessary and they are not reported separately. Fair value for the Bundled Elements, as a whole, is based upon evidence provided by the Company’s pricing for Intersourcing arrangements sold separately. The Bundled Elements are provided on an ongoing basis and represent undelivered elements under EITF No. 00-21; they are recognized on a monthly basis as the services are performed, once the customer processes its first live payroll (i.e., goes “Live”).

Implementation and training services (the “Professional Services”) provided for Intersourcing arrangements are typically priced on a time and materials basis and are recognized as services revenue in the consolidated statements of income as the services are performed. Under EITF No. 00-21, fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis. Fair value for Professional Services is based on the respective Implementation Valuation (defined below) and Training Valuation (defined below). If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company believes that applying EITF No. 00-21 to Intersourcing arrangements as opposed to applying Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” (“SOP No. 97-2”) is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.

Sales of Base Hosting Services

Subscription revenues generated from Base Hosting are recognized in accordance with EITF No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” which provides guidance as to the application of SOP No. 97-2 to hosting arrangements that include a license right to the software. The elements that typically exist for Base Hosting arrangements include hosting services and implementation services. Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license and is subsequently adding Hosting Services or is purchasing a perpetual license for UltiPro together with Hosting Services, whereas, with Intersourcing, the customer is purchasing the right to use (not license) UltiPro together with Hosting Services. Implementation services provided for Base Hosting arrangements whereby the customer already owns a perpetual license are less than those provided for Intersourcing arrangements since UltiPro is already implemented in these Base Hosting arrangements and only needs to be transitioned to a hosted environment. Fair value for hosting services is based on the Hosting Valuation (defined below). The fair value for implementation services is based on the Implementation Valuation (defined below) in accordance with guidelines provided by SOP No. 97-2.

Recurring Revenues

Recurring revenues include maintenance revenues and subscription revenues. Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software. Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting and the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement (defined below). Maintenance revenues are recognized ratably over the service period, generally one year. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.

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

As discussed in Note 11, subscription revenues from the Original Ceridian Agreement of $642,000 per month were recognized in the three year period ended December 31, 2007 and are expected to be recognized until the expiration of such agreement on March 9, 2008.

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

Subscription revenues generated from the BSP sales channel include both the right to use UltiPro and maintenance. The BSP is charged a fee on a PEPM basis. Revenue is recognized on a PEPM basis as the services are provided to the underlying customer. To the extent the BSP pays the Company a one-time upfront fee, the Company accounts for such fee by recognizing it as subscription revenue over the minimum term of the related agreement.

Perpetual Licenses for UltiPro Sold With or Without Hosting Services

Sales of perpetual licenses for UltiPro and sales of perpetual licenses for UltiPro in conjunction with Hosting Services are multiple-element arrangements that involve the sale of software and consequently fall under the guidance of SOP No. 97-2, for revenue recognition.

The Company licenses software under non-cancelable license agreements and provides services including maintenance, implementation consulting and training services. In accordance with the provisions of SOP No. 97-2, license revenues are generally recognized when (1) a non-cancelable license agreement has been signed by both parties, (2) the product has been shipped, (3) no significant vendor obligations remain and (4) collection of the related receivable is considered probable. To the extent any one of these four criteria is not satisfied, license revenue is deferred and not recognized in the consolidated statements of income until all such criteria are met.

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

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) and the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). Management believes the Company is currently in compliance in all material aspects with the current provisions set forth in SOP No. 97-2, SOP No. 98-9, EITF No. 00-21, EITF No. 00-3, SAB No. 101 and SAB No. 104.

Cost of Revenues

Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms, costs associated with certain reimbursable out-of-pocket expenses, discussed below, and costs to support additional services provided to BSPs. Cost of license revenues primarily consists of fees payable to third parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality. When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software and for the add-on product, UltiPro Time and Attendance, (“UTA”), which was introduced in 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method (with the Black-Scholes fair value model), which requires the Company to recognize expense related to the fair value of stock-based compensation (“SBC”) awards. Under the modified prospective method, stock-based compensation expense for the years ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123R. In addition, stock options and restricted stock awards granted to certain members of the Board of Directors (“Board”) as payment for services rendered as board members (“Board Services”) recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units to certain employees are also included in stock-based compensation for the years ended December 31, 2007 and 2006. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,

“Accounting for Stock Issued to Employees” (“APB No. 25”), and made the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”) for the year ended December 31, 2005. Except for options granted to certain members of the Board for Board Services, all options granted under the Plan and Prior Plan (discussed in Note 18) had exercise prices equal to the fair value of the underlying Common Stock on the date of grant. Accordingly, for the year ended December 31, 2005, stock-based compensation is related to options granted to certain members of the Board for Board Services and the issuance of restricted stock awards and stock units to certain employees recorded in accordance with APB No. 25. See Note 18 for further information on stock based compensation.

In accordance with SFAS No. 123R, the Company capitalizes the portion of stock-based compensation expense attributed to research and development personnel whose labor costs are being capitalized pursuant to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, (“SFAS No. 86”), for the development of UltiPro Canada. The following table summarizes SBC recognized by the Company (in thousands):

	For the Years Ended
	December 31,
	2007	2006	2005

SBC – Statements of income	$10,172	$6,246	$767
SBC – Capitalized software (UltiPro Canada)	42	41	–

SBC – Statements of stockholders’ equity	$10,214	$6,287	$767

During the first quarter of fiscal 2006, the Company adopted FASB Staff Position (“FSP”) FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R” (“FSP No. FAS 123R-2”). This FSP provides guidance on the application of grant date as defined in SFAS No. 123R. As a practical accommodation, a mutual understanding of the key terms and conditions of an award is approved in accordance with the relevant corporate governance requirements if certain conditions are met. The adoption of FSP No. FAS 123R-2 did not have an impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP No. FAS 123(R)-3”). The Company has elected to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation expense pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and director SBC expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and non-employee director stock-based awards that were outstanding upon adoption of SFAS No. 123(R). Due to the Company’s accumulated tax net operating losses, there was no beginning balance in the APIC pool at the date of adoption of SFAS No. 123R on January 1, 2006.

The Company also adopted FSP FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” (“FSP No. FAS 123R-4”) during the first quarter of fiscal year 2006. FSP No. FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP No. FAS123R-4 amends SFAS No. 123R so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition to classify as a liability until it becomes probable that the event will occur. The adoption of FSP No. FAS 123R-4 did not have an impact on the Company’s consolidated financial statements.

Rental Costs Incurred during a Construction Period

Effective January 1, 2006, the Company adopted FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” (“FSP No. FAS 13-1”), which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Rental costs incurred during and after a construction period are costs incurred for the right to control the use of a leased asset during and after construction of a leased asset. Since there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense on a straight-line basis. The adoption of FSP No. FAS 13-1 did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

The Company is subject to corporate Federal, foreign and state income taxes and accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). SFAS No. 109 provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance. If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at December 31, 2007 included three years of historical operating profits and a projection of future income. As a result of our analysis of all available evidence, both positive and negative, at December 31, 2007, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the release of the valuation allowance for deferred tax assets and generating a $19.9 million non-cash tax benefit, recorded in the consolidated statement of income for the fourth quarter of 2007. See Note 17 for further discussion.

As of December 31, 2007, the Company believes it is more likely than not that the amount of the deferred tax assets recorded on the consolidated balance sheet as a result of the release of the valuation allowance will ultimately be recovered. However, should there be a change in the Company’s ability to recover the deferred tax assets, the tax provision would increase in the period in which it is determined that recovery is more likely than not.

Reimbursable Out-Of-Pocket Expenses

Effective January 1, 2002, the Company adopted EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ’Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”). EITF No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred. Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying consolidated statements of income, were $1.7 million, $1.4 million and $1.3 million for 2007, 2006 and 2005, respectively.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. Specifically, the interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48, and, as of December 31, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

As of January 1, 2007 and December 31, 2007, the Company believes that no reserves for uncertain income tax positions need to be recorded pursuant to FIN No. 48. The adoption of FIN No. 48 did not have an impact on the Company’s consolidated financial statements.

In May 2007, the FASB published FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP No. FIN 48-1”), which is an amendment to FIN No. 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP No. FIN 48-1 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2007, the Company adopted the EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statements (That is, Gross versus Net Presentation)” (“EITF No. 06-3”). EITF No. 06-3 allows entities to adopt a policy of presenting taxes in the consolidated statements of income either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). The adoption of EITF No. 06-3 did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for the Company beginning in the first quarter of 2009. Early adoption is not permitted. This will only affect the Company if the Company makes an acquisition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities; including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP and emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for the Company’s consolidated financial statements for interim and annual reporting periods beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

4.	Investments in Marketable Securities

The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with SFAS No. 115 and FSP No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP No. FAS 115-1”). The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive (loss) income in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Included in accumulated other comprehensive (loss) income at December 31, 2007 and 2006 are an unrealized loss of $13 thousand and an unrealized gain of $2 thousand, respectively, on available-for-sale securities held at each year end.

The amortized cost and market value of the Company’s investments in available-for-sale securities at December 31, 2007 are shown in the table below (in thousands).

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Investments in marketable securities:
Commercial paper	$3,875	$—	$(3)	$3,872
Corporate debentures – bonds	12,055	1	(5)	12,051
Asset-backed – fixed	2,499	1	(5)	2,495

Total investments, available-for-sale	$18,429	$2	$(13)	$18,418

The amortized cost and estimated fair value of the available-for-sale securities by contractual maturity at December 31, 2007 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$17,132	$17,120
Due after one year	1,297	1,298

Total	$18,429	$18,418

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2007	2006

Computer equipment	$43,611	$32,844
Leasehold improvements	5,094	4,853
Furniture and fixtures	2,381	1,951
Building	870	870
Land	655	655

	52,611	41,173
Less: accumulated depreciation and amortization	34,373	27,693

	$18,238	$13,480

Included in property and equipment is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2007	2006

Computer equipment	$14,734	$11,625
Less: accumulated amortization	13,114	10,247

	$1,620	$1,378

Depreciation and amortization expense on property and equipment totaled $6.7 million, $5.3 million and $4.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

6.	Foreign Currency

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while fixed assets and equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated other comprehensive (loss) income. Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the consolidated statements of income. For the years ended December 31, 2007 and 2006, the Company had a cumulative $7 thousand and $1 thousand unrealized translation loss, respectively. There were no foreign currency transactions during 2005.

7.	Software Development Costs

SFAS No. 86, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. During 2007, 2006 and 2005, $1.7 million, $1.8 million and $0.2 million, respectively, of research and development expenses were capitalized for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality. UltiPro Canada was built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture). UltiPro Canada provides HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French). Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically five years. Amortization of capitalized software was $119,000, $26,000 and $86,000 in 2007, 2006 and 2005, respectively. Accumulated amortization of capitalized software was $5.0 million, $5.6 million and $5.6 million as of December 31, 2007, 2006 and 2005, respectively. Capitalized software, net of amortization, was $3.6 million, $2.1 million and $0.2 million as of December 31, 2007, 2006 and 2005, respectively.

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

8.	Earnings Per Share

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Basic weighted average shares outstanding	24,701	23,853	23,040
Effect of dilutive equity instruments	2,021	3,125	3,248

Dilutive shares outstanding	26,722	26,978	26,288

Other common stock equivalents (i.e., stock options, restricted stock awards and warrants) outstanding which are not included in the calculation of diluted income per share because their impact is antidilutive	615	485	343

9.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) establishes standards for the reporting and display of comprehensive income and its components in the Company’s consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income), of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive (loss) income, as presented on the consolidated balance sheets, consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, recorded net of any related tax.

Comprehensive income for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	For the Years Ended
	December 31,
	2007	2006	2005

Net income	$33,129	$4,133	$3,425
Other comprehensive income (loss):
Unrealized gain (loss) on investments in marketable securities available-for-sale	(13)	33	(16)
Unrealized loss on foreign currency translation adjustments	(6)	(1)	–

Comprehensive income	$33,110	$4,165	$3,409

10.	Goodwill and Intangible Assets

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition. Goodwill consists of the following (in thousands):

For the Year Ended
December 31, 2007

Goodwill, December 31, 2006	$2,734
Stock Consideration (see Note 18)	972
Income tax liability	333
Other changes	24

Goodwill, December 31, 2007	$4,063

On October 5, 2006, the Company acquired 100% of the common stock of RTIX Limited, a United Kingdom company, now known as The Ultimate Software Group UK Limited, and its wholly-owned U.S. subsidiary, RTIX Americas, Inc. (collectively, “RTIX”). The results of RTIX’s operations have been included in the Company’s consolidated financial statements since that date. RTIX developed the performance management/appraisals solution that Ultimate Software has offered its customers since February 2006, which have been incorporated into the Company’s UltiPro Talent Management product suite that it markets and sells to its customers in the U.S.

The values assigned to each of the intangible assets included in the RTIX valuation were based on an income approach valuation methodology. The income approach presumes that the value of an asset can be estimated by the net economic benefit (i.e., cash flows) to be received over the life of the asset, discounted to present value.

As of December 31, 2007, the Company’s intangible assets have estimated useful lives and are classified in other assets, net as follows (in thousands):

Estimated
Useful Lives

Acquired intangible assets:
Developed technology	5 years
Customer relationships	6 years

Amortization expense for the acquired intangible assets reflected above was $208 thousand for the year ended December 31, 2007 and $54 thousand for the year ended December 31, 2006. There was no amortization expense for acquired intangible assets for the year ended December 31, 2005. Future amortization expense for acquired intangible assets is as follows, as of December 31, 2007 (in thousands):

Year	Amount

2008	$185
2009	185
2010	185
2011	158
2012	56

Total	$769

11.	Significant Transactions

As previously disclosed, Ultimate Software and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name Source Web. During December 2004, RSM McGladrey Employer Services (“RSM”), a former BSP of Ultimate Software, acquired Ceridian’s Source Web HR/payroll and self-service product and existing Source Web base of small and mid-size business customers throughout the United States (the “RSM Acquisition”). The financial terms of the Original Ceridian Agreement did not change as a result of the RSM Acquisition. Subsequent to the RSM Acquisition, Ceridian continued to be financially obligated to pay, and did pay, Ultimate Software minimum fees pursuant to the terms of the Original Ceridian Agreement. The aggregate minimum payments that Ceridian was obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement aggregated $42.7 million. To date, Ceridian has paid to Ultimate Software a total of $42.1 million under the Original Ceridian Agreement. Ultimate Software expects to continue to recognize a minimum of $642,000 per month in subscription revenues (a component of recurring revenues) from the Original Ceridian Agreement until its termination date. The amount of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2007, totaling $7.7 million, was the same as those recognized in 2006 and 2005. Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement terminated on March 9, 2008.

12. Other Income, net

Other income, net, consisted of the following (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Interest income	$1,413	$1,295	$437
Other income	214	243	382
Non-recurring settlement fee, net	4,375	–	–

Total other income, net	$6,002	$1,538	$819

Included in other income, net, in the consolidated statement of income for the year ended December 31, 2007, is a non-recurring settlement fee of $4.4 million, net of related costs, resulting from the early termination of a multi-year business arrangement with one of our business partners that decided to exit the payroll business.

13.	Stock Repurchase Plan

On October 30, 2000, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”).

On February 6, 2007, the Company’s Board of Directors extended the Stock Repurchase Plan by authorizing the repurchase of up to 1,000,000 additional shares of the Company’s issued and outstanding Common Stock.

As of December 31, 2007, the Company had purchased 1,452,375 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 547,625 shares available for repurchase in the future. The details of Common Stock repurchases for the year ended December 31, 2007 were as follows:

			Total Cumulative Number
			of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs

January 1 – 31, 2007	–	–	–	290,563
February 1 – 28, 2007	62,000	26.79	771,437	1,228,563(2)
March 1 – 31, 2007	103,600	26.37	875,037	1,124,963
April 1 – 30, 2007	–	–	875,037	1,124,963
May 1 – 31, 2007	95,200	27.76	970,237	1,029,763
June 1 – 30, 2007	23,500	28.09	993,737	1,006,263
July 1 – 31, 2007	–	–	993,737	1,006,263
August 1 – 31, 2007	276,238	29.90	1,269,975	730,025
September 1 – 30, 2007	94,400	31.66	1,364,375	635,625
October 1 – 31, 2007	–	–	1,364,375	635,625
November 1 – 30, 2007	88,000	34.20	1,452,375	547,625
December 1 – 31, 2007	–	–	1,452,375	547,625

Total	742,938	$ 29.25	1,452,375	547,625

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.
(2) On February 6, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock pursuant to the Stock Repurchase Plan.

On February 5, 2008, the Company’s Board of Directors extended the Stock Repurchase Plan further by authorizing the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock. As a result, an aggregate of 1,547,625 shares of Common Stock were available for repurchase under the Stock Repurchase Plan as of February 5, 2008. Stock repurchases may be made periodically in the open market, in privately negotiated transactions or in a combination of both. The extent and timing of repurchase transactions will depend on market conditions and other business considerations.

14.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2007	2006

Sales commissions	$3,811	$4,005
Other items individually less than 5% of total current liabilities	7,594	5,225

	$11,405	$9,230

15.	Capital Lease Obligations

The Company leases certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2010. Interest rates on these leases range from 1.0% to

7.0%. The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2007 (in thousands):

Year	Amount

2008	$2,056
2009	1,511
2010	506

4,073
Less amount representing interest	(80)

Lease obligations reflected as current ($2,002) and non-current ($1,991)	$3,993

16.	Long-Term Debt

The Company entered into a long-term Installment Payment Agreement (“IPA”) with a vendor to acquire computer software for consideration totaling $1.0 million during the year ended December 31, 2007. The debt is payable in three equal annual installments beginning September 1, 2007. The outstanding long-term balance of $0.3 million as of December 31, 2007 is payable on or before September 1, 2009.

17.	Income Taxes

Income tax expense is based on income before income taxes. Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax benefit consists of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Current taxes:
Federal	$95	$—	$—
State and Local	20	—	—
Foreign	—	—	—
Deferred taxes, net	—	—	—
Federal	(16,523)	—	—
State and Local	(2,768)	—	—
Foreign	(560)	—	—

Income tax benefit, net	$(19,736)	$—	$—

The income tax (benefit) provision is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Income tax provision at statutory Federal tax rate	$4,687	$1,446	$1,199
State and local income taxes	353	238	197
Non deductible expenses	312	282	216
Change in tax rates	1,979	—	—
Change in valuation allowance	(26,863)	(1,899)	(1,597)
Other, net	(204)	(67)	(15)

Income tax benefit, net	$(19,736)	$—	$—

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are also recorded for the future tax benefit of net operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007, 2006 and 2005 are as follows (in thousands):

	As of December 31,
	2007	2006	2005

Deferred tax assets:
Net operating losses	$10,251	$21,780	$27,079
Tax credit carryforwards	222	—	—
Deferred revenue	6,603	5,686	4,459
Property and equipment	1,206	1,217	1,132
Accruals not currently deductible	141	85	111
Allowance for doubtful accounts	272	204	204
Charitable contributions	195	312	248
Stock-based compensation	7,166	3,362	817
Deferred rent adjustment	1,029	1,135	174

Gross deferred tax assets	27,085	33,781	34,224
Less valuation allowance	(5,592)	(32,455)	(33,955)

Net deferred tax assets	21,493	1,326	269

Deferred tax liabilities:
Acquired intangible assets	(299)	(398)	—
Software development costs	(1,412)	(837)	(97)
Other, net	(262)	(91)	(172)

Gross deferred tax liabilities	(1,973)	(1,326)	(269)

Net deferred tax assets	$19,520	$—	$—

SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies and reversal of deferred tax liabilities in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

The available positive evidence at December 31, 2007, included three years of historical operating profits and a projection of future financial and taxable income by jurisdiction including the estimated impact of future tax deductions from the exercise of stock options sufficient to realize most of our remaining deferred tax assets. As a result of our analysis of all available evidence, both positive and negative, we recorded a release of the valuation allowance for deferred tax assets generating a $19.9 million non-cash tax benefit in fiscal year 2007. We continue to maintain a valuation allowance of $5.6 million of which $5.5 million relates to stock option tax deductions claimed prior to the adoption of SFAS No. 123R, which will result in a credit to equity when the deductions reduce cash taxes payable. We will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

The net decrease in the valuation allowance for the year ended December 31, 2007 was $26.9 million. The principal reason for the decrease in the valuation allowance in fiscal 2007 relates to the release of the valuation allowance against deferred tax assets.

At December 31, 2007, the Company had approximately $70.9 million and $1.0 million of net operating loss carryforwards for Federal and foreign income tax reporting purposes, respectively, available to offset future taxable income. Of the total net operating loss carryforwards, approximately $59.0 million is attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options the benefit of which will be credited to paid in capital when realized. The carryforwards expire from 2011 through 2027. Utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Effective January 1, 2007, the Company adopted FIN No. 48. FIN No. 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption and as of December 31, 2007, the Company did not have any unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48, and, as of December 31, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

Tax years 1996 to 2007 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

18.	Stock-Based Compensation and Equity

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

As of December 31, 2007, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,000,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 2,379,642 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest and become exercisable immediately on the grant date. However, certain options granted to non-employee directors for Board Services during the period January 3, 2005 through July 2, 2007 first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors of the Company (the “Board”) or (iii) the effective date of a change in control of the Company.

Prior to July 24, 2007, non-employee directors received discounted options under the Plan and the Prior Plan as compensation for their services. On that date, the Compensation Committee of the Board rescinded the previously approved fee schedule for service on the Board and Board Committees and replaced it with a program involving market price options and restricted stock awards under the Plan. Under resolutions adopted by the Compensation Committee, commencing with the third calendar quarter of 2007, (i) each non-employee director was granted an option to purchase 3,750 shares of the Company’s Common Stock for each regular quarterly meeting of the Board attended in 2007, dated as of the date of such meeting, at an exercise price equal to the closing price of the Company’s Common Stock on NASDAQ on the date of such meeting, and (ii) each of the Chairman of the Audit Committee of the Board and the Chairman of the Compensation Committee of the Board was granted an option to purchase 2,500 shares of the Company’s Common Stock for each calendar quarter in 2007, dated as of the date of the regularly scheduled meeting of such Committee during such quarter, at an exercise price equal to the closing price of the Company’s Common Stock on NASDAQ on the date of such meeting. These option grants vested immediately upon grant.

In addition to the option grants discussed above, commencing with the third calendar quarter of 2007, each non-employee director was granted a restricted stock award under the Plan for each calendar quarter in 2007, dated as of the date of the regularly scheduled meeting of the Compensation Committee during such quarter, of that number of shares of the Company’s Common Stock equal to the quotient of $12,500 divided by the closing price of the Company’s Common Stock on NASDAQ on the date of such meeting, rounded down to the nearest full number of shares. The restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service at the end of his term or the occurrence of a change in control of the Company.

Fair Value

Prior to January 1, 2006, the Company accounted for share-based plans under the recognition and measurement requirements of APB No. 25 and related Interpretations, as permitted by SFAS No. 123. Prior to January 1, 2006, stock-based compensation expense was recognized only for grants of restricted stock awards, stock units and stock options which were granted at exercise prices less than the fair market value of the underlying Common Stock on the grant date. During the year ended December 31, 2005, while there were no grants of stock units, there were grants of restricted stock awards. In addition, for the year ended December 31, 2005, stock options that had exercise prices less than the fair market value of the Common Stock on the grant date were granted to certain members of the Board of Directors for Board Services and fully vested on the grant date. Therefore, stock-based compensation expense for the year ended December 31, 2005 is related to both restricted stock awards granted and the options granted to certain members of the Board for Board Services, recorded in accordance with APB No 25.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Under the modified prospective transition method, stock based compensation expense for the years ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, options granted to certain members of the Board of Directors for Board Services recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the years ended December 31, 2007 and 2006. The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award.

The following table sets forth the SBC resulting from share-based arrangements that is recorded in the Company’s consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Cost of recurring revenues	$635	$394	$6
Cost of service revenues	1,542	874	13
Cost of license revenues	5	6	—
Sales and marketing	4,617	2,967	395
Research and development	985	620	7
General and administrative	2,388	1,385	346

Total SBC	$10,172	$6,246	$767

Included in capitalized software in the Company’s consolidated balance sheets at December 31, 2007 and 2006 was $42 thousand and $41 thousand, respectively, in stock-based compensation incurred in the development of UltiPro Canada during the fiscal years then ended. There was no stock-based compensation capitalized in 2005. These amounts would have otherwise been charged to research and development expense for the years ended December 31, 2007 and 2006, respectively.

Net cash proceeds from the exercise of stock options and warrants were $7.6 million, $8.6 million, and $5.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. No income tax benefit was realized from stock option exercises during the years ended December 31, 2007, 2006 and 2005.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan as permitted by SFAS No. 123, using the intrinsic value method prescribed in APB No. 25, and made the pro forma disclosures required by SFAS No. 148 for the year ended December 31, 2005. Except for options granted to certain members of the Board for Board Services, all options granted under the Plan and Prior Plan had exercise prices equal to the fair market value of the underlying Common Stock on the date of grant.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the year ended December 31, 2005 (in thousands, except per share amounts):

For the Year Ended
December 31, 2005

Net income:
As reported	$3,425
Compensation expense, pro forma	(2,975)

Pro forma	$450

Income per share, basic:
As reported	$0.15
Compensation expense, pro forma	(0.13)

Pro forma	$0.02

Income per share, diluted:
As reported	$0.13
Compensation expense, pro forma	(0.11)

Pro forma	$0.02

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007	2006	2005

Expected term (in years)	5.0	4.6	4.5
Volatility	39%	40%	41%
Interest rate	4.45%	4.74%	4.25%
Dividend yield	–	–	–
Weighted average fair value at grant date	$11.06	$8.55	$5.95

The Company’s computation of the expected volatility for the years ended December 31, 2007, 2006 and 2005 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. Pursuant to implementing SFAS No. 123R, effective January 1, 2006, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The weighted-average forfeiture rates of 4.6% and 5.0% for the years ended December 31, 2007 and 2006, respectively were based on historical data.

Restricted Stock Awards

Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors. The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer. During the year ended December 31, 2007, the Company granted Restricted Stock Awards for 475,592 shares of Common Stock to officers and employees and the Company granted Restricted Stock Awards for 3,845 shares of Common Stock to non-employee directors. During the years ended December 31, 2006 and 2005, the Company granted Restricted Stock Awards for 263,000 and 169,000 shares of Common Stock, respectively, to officers and employees. There were no Restricted Stock Awards granted to non-employee directors for the years ended December 31, 2006 and 2005. Compensation expense for Restricted Stock Awards is measured based on the closing market price of the Company’s Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period. Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto. Each Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with the Company or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, death or disability, the termination of employment by the Company without cause or, in the case of a non-employee director, at cessation of his Board Services at the end of his term. Included in the Company’s consolidated statements of income for the years ended December 31, 2007, 2006, and 2005 was $3.4 million, $1.4 million, and $0.2 million, respectively, of compensation expense for Restricted Stock Awards.

Stock Unit Awards

The Company may, at its discretion, make awards of stock units under the Plan (“Stock Unit Awards”) to certain officers and employees. A Stock Unit Award is a grant of a number of hypothetical share units with respect to shares of Common Stock that are subject to vesting and transfer restrictions and conditions under a stock unit award agreement. The value of each unit is equal to the fair value of one share of Common Stock on any applicable date of determination. The payment with respect to each unit under a Stock Unit Award may be made, at the discretion of the Compensation Committee, in cash or shares of Common Stock or in a combination of both. The grantee of a Stock Unit Award does not have any rights as a stockholder with respect to the shares subject to a Stock Unit Award until such time as shares of Common Stock are delivered to the grantee pursuant to the terms of the related stock unit award agreement.

As provided for in the Plan, the Chief Executive Officer and the Chief Operating Officer deferred receipt of one-half of their cash performance awards under the Plan for 2006 and 2005 in exchange for the grant of Stock Unit Awards under the Plan (the “Elected Deferral”). No such election was made in 2007. Upon the elections made in 2006 and 2005, the Company provided a matching contribution equal to one-half of the amount deferred (the “Company Match”). The number of stock units subject to such Stock Unit Award is determined by dividing the total amount deferred (including the Company Match) by the fair value of a share of the Company’s Common Stock on the date of payment of the non-deferred portion of the cash performance awards. The Stock Unit Awards vest on the fourth anniversary of the date of grant, subject to the respective Officer’s continued employment with the Company, or any of its subsidiaries, on such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, his death or disability or the termination of his employment by the Company without cause. The vested Stock Unit Awards are payable in shares of Common Stock upon the earliest to occur of the fifth anniversary of the date of grant, the respective Officer’s death, disability or termination of employment with the Company or a change in control of the Company. In the event that the Chief Executive Officer or the Chief Operating Officer were to terminate employment and Stock Unit Awards resulting from his Elected Deferral remain unvested, the Company would be required to refund to him a cash amount equal to the lesser of such Elected Deferral (less taxes withheld) and the fair value of such units upon termination of employment. During the years ended December 31, 2007 and 2006, the Company granted 16,603, and 28,518 Stock Unit Awards, respectively, to the Chief Executive Officer and the Chief Operating Officer. During the year ended December 31, 2005, no Stock Unit Awards were granted. Included in the Company’s consolidated statements of income for the years ended December 31, 2007, 2006, and 2005 was $77 thousand, $0.3 million and $0.4 million, respectively, of compensation expense from Stock Unit Awards.

Stock Option and Restricted Stock Activity

The following table summarizes stock option activity for the years ended December 31, 2005, 2006 and 2007, as follows (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value

Outstanding at December 31, 2004	5,800	$6.70	–	–
Granted	652	15.00	–	–
Exercised	(924)	6.00	–	–
Forfeited or expired	(38)	11.18	–	–

Outstanding at December 31, 2005	5,490	$7.77	5.38	$62,012

Exercisable at December 31, 2005	4,486	$6.77	4.65	$55,175

Outstanding at December 31, 2005	5,490	$7.77	–	–
Granted	727	21.62	–	–
Exercised	(1,290)	6.60	–	–
Forfeited or expired	(34)	18.34	–	–

Outstanding at December 31, 2006	4,893	$10.07	5.68	$64,789

Exercisable at December 31, 2006	3,931	$8.09	4.93	$59,712

Outstanding at December 31, 2006	4,893	$10.07	–	–
Granted	759	26.48	–	–
Exercised	(1,047)	7.16	–	–
Forfeited or expired	(58)	22.92	–	–

Outstanding at December 31, 2007	4,547	$13.31	5.90	$82,771

Exercisable at December 31, 2007	3,582	$10.69	5.16	$74,550

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of the aggregate intrinsic value changes, based on the fair value of the Company’s Common Stock. Total intrinsic value of share options exercised during the years ended December 31, 2007, 2006 and 2005 was $23.0 million, $22.3 million and $9.2 million, respectively. Total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $4.9 million, $3.6 million and $2.3 million, respectively.

As of December 31, 2007, $5.7 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes restricted stock activity for the year ended December 31, 2007, as follows (in thousands, except per share amounts):

			Restricted
	Restricted Stock Awards		Stock Units
		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value	Shares

Outstanding at December 31, 2004	–	$–	–
Granted	169	16.86	–
Vested	–	–	–
Forfeited or expired	–	–	–

Outstanding at December 31, 2005	169	$16.86	–
Granted	263	23.16	29
Vested	–	–	–
Forfeited or expired	–	–	–

Outstanding at December 31, 2006	432	$20.70	29
Granted	479	32.89	16
Vested	–	–	–
Forfeited or expired	–	–	–

Outstanding at December 31, 2007	911	$27.11	45

As of December 31, 2007, $11.4 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 3.0 years. As of December 31, 2007, $0.2 million of total unrecognized compensation costs related to non-vested Stock Unit Awards is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes information about stock options outstanding under the Plan at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining
Range of		Contractual	Weighted-		Weighted-
Exercise		Life	Average		Average
Prices	Number	(Years)	Exercise Price	Number	Exercise Price

$0.89—$3.38	539,880	3.61	$2.79	539,880	$2.79
$3.38—$4.25	466,875	4.49	3.85	466,875	3.85
$4.66—$8.03	623,111	2.29	7.25	623,111	7.25
$8.38—$10.00	480,414	4.15	9.39	480,414	9.39
$10.54—$13.05	515,100	6.58	12.41	515,100	12.41
$13.63—$16.68	496,406	7.29	15.05	363,899	15.07
$17.11—$21.60	534,025	8.14	20.49	271,557	20.36
$24.20—$24.20	143,950	8.04	24.20	90,826	24.20
$24.30—$24.30	459,938	9.06	24.30	115,176	24.30
$26.72—$34.89	287,050	9.40	30.43	114,703	30.91

$0.89—$34.89	4,546,749	5.90	$13.31	3,581,541	$10.69

Board Compensation. The following table summarizes information about stock options granted by the Company to non-employee directors to purchase the Company’s Common Stock in exchange for services rendered for 2007, 2006 and 2005 (“Board Options”):

Exercise Price of
Stock Options Granted		Number of Options
(1) (2) (3) (4) (5)		Granted

2005:	$4.71	2,857
	4.88	2,761
	5.42	2,488
	5.86	2,300

2006:	$7.80	1,728
	5.74	2,350
	6.94	2,012
	6.86	2,351

2007:	$7.82	2,120
	8.76	1,890
	30.34	23,750
	34.89	23,750

(1)	Stock option grants to non-employee directors during 2005, 2006, and the first half of 2007 were granted at an exercise price equal to 30% of the fair value of the Company’s Common Stock on the date of grant. In October 2006, 25,000 stock options were issued at grant date fair value to Al Leiter upon his election to the Company’s Board of Directors.

(2)	Stock option grants to non-employee directors beginning in the second half of 2007 were granted at fair value based on the closing price of the Company’s Common Stock on the date of grant.

(3)	Stock options granted during 2005, 2006, and the first half of 2007 become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors and (iii) the effective date of a change in control of the Company. All such stock options granted during 2005 were valued on the date of grant in accordance with the requirements prescribed in APB No. 25. All stock options granted during 2006 and 2007 were valued on the date of grant in accordance with SFAS No. 123R. See Note 3. These options were granted in lieu of cash retainers and board meeting fees.

(4)	Stock options granted during the second half of 2007 become exercisable immediately. All such stock options were valued on the date of grant in accordance with the requirements prescribed in SFAS No. 123R. See Note 3. These options were granted in lieu of cash retainers and board meeting fees.

(5)	The compensation expense related to the Board Options granted in 2007, 2006 and 2005, determined pursuant to the application of SFAS No. 123R for 2007 and 2006 and APB No. 25 for 2005, was $757,000, $343,000 and $125,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

Warrants

Warrants to purchase shares of the Company’s Common Stock, all of which were exercised as of December 31, 2007, were fully vested and exercisable as of the date of issuance. A summary of warrants as of December 31, 2007, 2006 and 2005, and changes during the years then ended, is presented below:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2004	197,050	$4.00
Granted	—	4.00
Exercised	(125,000)	4.00
Canceled	—	4.00

Outstanding at December 31, 2005	72,050	$4.00
Granted	—	4.00
Exercised	(27,500)	4.00
Canceled	—	4.00

Outstanding at December 31, 2006	44,550	$4.00
Granted	—	4.00
Exercised	(44,550)	4.00
Canceled	—	—

Outstanding at December 31, 2007	—	$—

Common Stock

The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

Other Equity Transactions

Issuance of Equity Securities. On October 5, 2006, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the stockholders of RTIX Limited (the “RTIX Stockholders”) to acquire 100% of the common stock of RTIX Limited in exchange for a combination of $3.4 million in cash and 27,894 shares of the Company’s Common Stock (the “Stock Consideration”) issuable upon the satisfaction of the contingency discussed below. The acquisition was completed on October 5, 2006 and the cash consideration of $3.4 million was paid at that time.

Pursuant to the Stock Purchase Agreement, the Stock Consideration was subject to a downward adjustment based on the measurement (as of October 5, 2007) of RTIX’s annual recurring revenues against a target amount established in said agreement (the “Measurement”). Based on the Measurement, the Company determined there was no downward adjustment required under the terms of the Stock Purchase Agreement and the Stock Consideration was recorded in the Company’s consolidated financial statements as of October 5, 2007 in accordance to GAAP. The value of the Stock Consideration was $1.0 million.

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

19.	Commitments and Contingencies

Operating Leases

The Company leases corporate office space and certain equipment under non-cancellable operating lease agreements expiring at various dates. Total rent expense under these agreements was $3.2 million, $2.7 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 2007 (in thousands):

Year	Amount

2008	$3,197
2009	3,070
2010	2,933
2011	2,938
2012	3,020
Thereafter	9,496

$24,654

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

20.	Related Party Transactions

Effective on October 23, 2006, the Company’s Board of Directors elected Al Leiter as a non-employee member of the Company’s Board of Directors. During October 2002, Mr. Leiter entered into an agreement with the Company pursuant to which he agreed to (i) attend and participate in certain internal meetings of the Company; (ii) assist the Company’s salespeople with prospects; and (iii) act as an official spokesperson for the Company in exchange for which the Company agreed to make contributions to Leiter’s Landing, Mr. Leiter’s non-profit charitable organization benefiting children, in the amount of one tenth (1/10) of one percent, or 0.1%, of the Company’s total revenues as reported in its consolidated statements of income. Pursuant to this agreement, for the fiscal years ended December 31, 2007, 2006 and 2005, the Company contributed a total of approximately $142,000 $107,000 and $84,000, respectively, to Leiter’s Landing. In February 2007, Mr. Leiter

and the Company agreed that the maximum amount payable by the Company in any one year under this agreement is $200,000.

21.	Employee Benefit Plan

The Company provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401(K) Plan”). Contributions to the 401(K) Plan, which are made at the sole discretion of the Company, were $1.1 million, $0.9 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

22. Staff Accounting Bulletin No. 108

During the fourth quarter of 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

During 2005, the Company identified prior year misstatements (covering 1998 through 2005) related to accounting for rent holidays associated with the construction periods of certain real estate leases. The Company assessed the materiality for each of the years impacted by these misstatements, using the permitted rollover method (or income statement approach), and determined that the effect on the financial statements, taken as a whole, was not material. As allowed by SAB No. 108, the Company elected to not restate prior year financial statements and, instead, increased the 2006 beginning balance of the accumulated deficit and deferred rent in the amount of $1.8 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. The Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited The Ultimate Software Group, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

March 13, 2008
Miami, Florida
Certified Public Accountants

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman) and other key employees of the Company, and their ages as of February 18, 2008, are as follows:

Name	Age	Position(s)

Scott Scherr	55	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	50	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	50	Executive Vice President, Chief Financial Officer and Treasurer
Jon Harris	43	Senior Vice President, Chief Services Officer
Robert Manne	54	Senior Vice President, General Counsel
Vivian Maza	46	Senior Vice President, People and Secretary
Linda Miller	63	Senior Vice President, Marketing
Laura Johnson	43	Senior Vice President, Product Strategy
Adam Rogers	33	Senior Vice President, Chief Technology Officer
Greg Swick	44	Senior Vice President, Chief Sales Officer
Bill Hicks	42	Senior Vice President, Chief Information Officer
James A. FitzPatrick, Jr.	58	Director
LeRoy A. Vander Putten	73	Director
Rick A. Wilber	61	Director
Robert A. Yanover	71	Director
Alois T. Leiter	42	Director

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

Jon Harris has served as Senior Vice President, Services since January 1, 2002 and Chief Services Officer since February 6, 2007. Mr. Harris served as Vice President, Professional Services from July 1998 through December 31, 2001. From 1992 to 1997, Mr. Harris held various management positions within ADP’s National Accounts Division. From 1989 to 1992, Mr. Harris held the position of Consulting Services Director for Sykes Enterprises, Inc., a diverse information technology company.

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

Adam Rogers has served as Senior Vice President, Chief Technology Office since February 6, 2007. Mr. Rogers served as Senior Vice President, Development from December 2002 to February 6, 2007. From July 2001 to December 2002, Mr. Rogers served as Vice President of Engineering. From May 1997 to July 2001, Mr. Rogers held various positions in the Company’s research and development organization, including Director of Technical Support from October 1998 to November 1999 and Director of Web Development from

November 1999 to July 2001. Mr. Rogers is the son-in-law of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of the Company.

Greg Swick has served as Senior Vice President since January 2001 and as Chief Sales Officer since February 6, 2007. Mr. Swick served as Vice President and General Manager of the PEO Division of the Company’s sales organization from November 1999 to January 2001. From February 1998 to November 1999, Mr. Swick was Director of Sales, Northeast Division. Prior to joining the Company, Mr. Swick was President of The Ultimate Software Group of New York and New England, G.P., a reseller of the Company which was acquired by the Company in March 1998. From 1987 to 1994, Mr. Swick held various positions with ADP, where the most recent position was Area Vice President — ADP Dealer Services Division.

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

James A. FitzPatrick, Jr. has served as a director of the Company since July 2000. Mr. FitzPatrick is a partner in the law firm Dewey & LeBoeuf LLP, which provides legal services to the Company. Mr FitzPatrick has been a partner in Dewey & LeBoeuf LLP or its predecessor firms since January 1983 and was an associate from September 1974 until January 1983.

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

Robert A. Yanover has served as a director of the Company since January 1997 and is Chairman of the Audit Committee and a member of the Compensation Committee of the Board. Mr. Yanover founded Computer Leasing Corporation of Michigan, a private leasing company, in 1975 and served as its President from its founding until 2007, at which time Mr. Yanover retired. Mr. Yanover also founded Lason, Inc., a corporation specializing in the imaging business, and served as Chairman of the Board from its inception in 1987 until 1998 and as a director through February 2001.

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

Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal. Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the annual meeting of stockholders (the “Annual Meeting”) in 2008. Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting in 2009. Messrs. Scott Scherr and Al Leiter serve on the Board in the class whose term expires at the Annual Meeting in 2010.

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

When considering potential director candidates, the Board considers the candidate’s independence (as mandated by the NASD rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of the Company and the Board. In 2007, the Company did not pay any fees to a third party to assist in identifying or evaluating potential nominees.

The Board will consider director candidates recommended by the Company’s stockholders in a similar manner as those recommended by members of management or other directors.

Other Information

The information set forth in the Company’s Proxy Statement for the Annual Meeting in 2008 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees of the Board-Audit Committee”, is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2008 Annual Meeting under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independance

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Certain Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “KPMG LLP Fees”.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

Documents filed as part of this report:

(1)	Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule:

Report of Independent Registered Public Accounting

Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the “Registration Statement”)
3.2	—	Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)
3.3	—	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the Registration Statement)
4.1	—	Form of Certificate for the Common Stock, par value $0.01 per share**
4.2	—	Form of Warrant for Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-107527), initially filed July 31, 2003
10.1	—	Shareholders Rights Agreement, dated June 6, 1997 among the Company and certain stockholders named therein**
10.2	—	Asset Purchase Agreement, dated February 2, 1998, among The Ultimate Software Group of Virginia, Inc., the Company and certain principals named therein**
10.3	—	Asset Purchase Agreement, dated February 2, 1998, among the Company, The Ultimate Software Group of the Carolinas, Inc. and certain principals name therein**
10.4	—	Asset Acquisition Agreement, dated February 20, 1998, among the Company, The Ultimate Software Group of Northern California, Inc. and certain principals named therein**
10.5	—	Asset Purchase Agreement dated March 4, 1998, among the Company, Ultimate Investors Group, Inc. and certain principals name therein**
10.6	—	Agreement and Plan of Merger dated February 24, 1998, among the Company, ULD Holding Corp., Ultimate Software Group of New York and New England, G.P. and certain principals named therein**

Number		Description

10.7	—	Nonqualified Stock Option Plan, as amended and restated as of December 20, 2002 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.8	—	Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and the Company, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 1999)
10.9	—	Rights Agreement, dated as of October 22, 1998, between the Company and BankBoston, N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)
10.10	—	Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 1999)
10.11	—	Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated October 21, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.12	—	Warrant issued to Aberdeen Strategic Capital LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.13	—	Software License Agreement between the Company and Ceridian Corporation dated as of March 9, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 27, 2001)
10.14	—	Letter amendment between the Company and Ceridian Corporation dated as of August 9, 2001 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.15	—	Letter amendment between the Company and Ceridian Corporation dated as of February 5, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.16	—	Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.17	—	Revolving Promissory Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.18	—	Equipment Term Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.19	—	Services Agreement between the Company and Ceridian Corporation dated as of February 10, 2003 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.20	—	Third Loan Modification Agreement by and between the Company and Silicon Valley Bank dated March 27, 2003 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.21	—	Fourth Loan Modification Agreement by and between the Company and Silicon Valley Bank dated as of April 29, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated May 14, 2003)
10.22	—	Change in Control Bonus Plan for Executive Officers, effective March 5, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 13, 2004)

Number		Description

10.23	—	Fifth Loan Modification Agreement by and between the Company and Silicon Valley Bank dated as of May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2004)
10.24	—	Silicon Valley Bank Second Amended and Restated Revolving Promissory Note by and between the Company and Silicon Valley Bank dated May 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2004)
10.25		Amended Nonqualified stock option agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 3, 2006).
10.26		Amended Director Fee Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 3, 2006).
10.27		Amended Director Fee Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, dated March 15, 2006).
10.28		Entry into a Material Definitive Agreement with executives (incorporated by reference to the Company’s Form 8-K, Item 1.01 dated February 10, 2006).
10.29		Seventh Loan Modification Agreement between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 17, 2005).
10.30		Term Note between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 17, 2005).
10.31		Notice of Termination of License Agreement and Acknowledgement of Receipt by Ceridian Corporation dated, March 9, 2006 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)
10.32		Commercial Office Lease by and between ROHO Ultimate, LTD. II, a Florida limited partnership (“Landlord”) and the Company dated May 23, 2001 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)
10.33		Agreement of Purchase and Sale by and between Parry F. Goodman and Ivy Goodman and Robert J. Manne and/or assigns dated September 22, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)
10.34		Assignment of Agreement of Purchase and Sale by and between Robert J. Manne a/k/a Robert Manne and the Company dated October 26, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)
10.35		Weston Town Center South Office Building Lease between South Office Building-DLB, LLC, a Florida Limited Liability Company, South Office Building Bagtrust, LLC, a Florida Limited Liability Company, and South Office Building-BJB, LLC, a Florida Limited Liability Company, and the Company and Weston Common Area LTD., dated August 18, 2005 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)
10.36		Galleria Atlanta office lease agreement between Galleria 600, LLC, a Delaware limited liability company, and the Company, dated April 27, 2006 (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q, dated August 8, 2006.
10.37		Lease of Office Space by and between OMERS Realty Corporation CPP Investment Board Real Estate Holdings Inc., and The Ultimate Software Group of Canada, Inc., dated August 22, 2006 (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q, dated November 8, 2006)
10.38		Indemnity Agreement between OMERS Realty Corporation, CPP Investment Board Real Estate Holdings, Inc., and the Company dated August 22, 2006 (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, dated November 8, 2006)

Number		Description

10.39		Amendment to Lease by and between ROHO Ultimate, Ltd. I (“Landlord”) and Ultimate Software Group. Inc. (“Tenant”) for Demised premises at 2000 Ultimate Way, Weston, FL 33326 (the “Premises”) dated February 15, 2000 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, dated March 16, 2007)
10.40		Lease Relating to Unit 2 Sceptre House, Hornbeam Park, Harrogate between St. James Property Management Limited (“The Landlord”) And RTIX Limited (“The Tenant”) dated May 25, 2005 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, dated March 16, 2007)
10.41		Counterpart/Underlease relating to Unit 2 Second Floor Sceptre House Hornbeam Square North Hornbeam Business Park, Harrogate between RTIX Limited (“The Landlord”) and First 4 IT Limited (“The Tenant”) dated May 25, 2005 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, dated March 16, 2007)
10.42		First Amendment to Lease between Galleria 600, LLC (“Landlord”) and the Company, dated August 18, 2006 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, dated March 16, 2007)
10.43		Amended and Restated Change in Control Bonus Plan for Executive Officers, effective July 24, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated August 8, 2007)
10.44		Amended and Restated 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated August 8, 2007)
10.45		Commercial lease between Weston Office, LLC (“Landlord”) and the Company, dated January 18, 2008*
21.1	—	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q, dated November 8, 2007)
23.1	—	Consent of Independent Registered Public Accounting Firm*
31.1	—	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	—	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	—	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995*

*	Filed herewith.

**	Incorporated by reference to the corresponding exhibit in the Company’s Registration Statement.

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Ultimate Software Group, Inc.:

Under date of March 13, 2008, we reported on the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007 which report appears in the December 31, 2007 Annual Report on Form 10-K of The Ultimate Software Group, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 3 and 18 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Also, as discussed in Note 22 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

/s/ KPMG LLP
KPMG LLP

March 13, 2008
Miami, Florida
Certified Public Accountants

SCHEDULE II

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charged to Expenses	Write-offs and	Balance at
Classification	Year	and Other	Other	End of Year

Allowance for doubtful accounts:
December 31, 2007	$500	$1,505	$(1,305)	$700
December 31, 2006	500	813	(813)	500
December 31, 2005	500	869	(869)	500

	Balance at	Charged to
	Beginning of	Expenses	Write-offs and		Balance at
	Year	and Other	Other		End of Year

Valuation allowance for deferred tax asset:
December 31, 2007	$32,455	$–	$(26,863	)(1)	$5,592
December 31, 2006	33,955	–	(1,500)		32,455
December 31, 2005	31,876	2,079	–		$33,955

(1)	Represents the decrease in the valuation allowance for the release of the reserves against deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ULTIMATE SOFTWARE GROUP, INC.

By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial
Officer and Treasurer

Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr Scott Scherr	President, Chief Executive Officer and Chairman of the Board	March 13, 2008

/s/ Mitchell K. Dauerman Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2008

/s/ Marc D. Scherr Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	March 13, 2008

/s/ James A. FitzPatrick Jr. James A. FitzPatrick,, Jr.	Director	March 13, 2008

/s/ LeRoy A. Vander Putten LeRoy A. Vander Putten	Director	March 13, 2008

/s/ Rick Wilber Rick Wilber	Director	March 13, 2008

/s/ Robert A. Yanover Robert A. Yanover	Director	March 13, 2008

/s/ Alois T. Leiter Alois T. Leiter	Director	March 13, 2008