Form 10-Q
period 2008-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2008-05-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of May 1, 2008, there were 24,602,186 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$22,594	$17,462
Short-term investments in marketable securities	10,929	17,120
Accounts receivable, net of allowance for doubtful accounts of $700 for 2008 and 2007, respectively	29,897	34,658
Prepaid expenses and other current assets	11,741	9,801
Deferred tax assets, net	3,516	3,516

Total current assets	78,677	82,557

Property and equipment, net	20,095	18,238
Capitalized software, net	3,608	3,631
Goodwill	4,063	4,063
Long-term investments in marketable securities	—	1,298
Other assets, net	10,493	9,365
Long-term deferred tax assets, net	15,803	16,004

Total assets	$132,739	$135,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,161	$3,528
Accrued expenses	8,801	11,405
Current portion of deferred revenue	43,896	43,262
Current portion of capital lease obligations	1,891	2,002
Current portion of long-term debt	488	572

Total current liabilities	62,237	60,769

Deferred revenue, net of current portion	8,384	8,446
Deferred rent	2,726	2,652
Capital lease obligations, net of current portion	1,621	1,991
Long-term debt, net of current portion	320	320

Total liabilities	75,288	74,178

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 26,353,024 and 26,219,789 shares issued in 2008 and 2007, respectively	264	262
Additional paid-in capital	149,537	143,913
Accumulated other comprehensive income/(loss)	13	(18)
Accumulated deficit	(50,081)	(50,371)

	99,733	93,786

Treasury stock, 1,786,875 and 1,452,375 shares, at cost, for 2008 and 2007, respectively	(42,282)	(32,808)

Total stockholders’ equity	57,451	60,978

Total liabilities and stockholders’ equity	$132,739	$135,156

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2008	2007
Revenues:
Recurring	$25,696	$19,471
Services	14,120	12,187
License	3,653	4,884

Total revenues	43,469	36,542

Cost of revenues:
Recurring	6,525	5,499
Services	11,299	10,292
License	428	409

Total cost of revenues	18,252	16,200

Gross profit	25,217	20,342

Operating expenses:
Sales and marketing	11,829	8,783
Research and development	8,879	7,171
General and administrative	4,296	3,447

Total operating expenses	25,004	19,401

Operating income	213	941

Other income (expense):
Interest expense and other	(79)	(47)
Other income, net	357	395

Total other income, net	278	348

Income before provision for income taxes	491	1,289
Provision for income taxes	201	30

Net income	$290	$1,259

Net income per share:
Basic	$0.01	$0.05

Diluted	$0.01	$0.05

Weighted average shares outstanding:
Basic	24,682	24,527

Diluted	26,460	27,383

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months
	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$290	$1,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,139	1,660
Provision for doubtful accounts	522	324
Non-cash stock-based compensation expense	4,575	2,819
Deferred income taxes	201	—
Changes in operating assets and liabilities:
Accounts receivable	4,239	321
Prepaid expenses and other current assets	(1,940)	(1,612)
Other assets	(1,174)	(530)
Accounts payable	3,633	966
Accrued expenses and deferred rent	(2,530)	(2,347)
Deferred revenue	572	719

Net cash provided by operating activities	10,527	3,579

Cash flows from investing activities:
Purchases of marketable securities	(642)	(6,245)
Maturities of marketable securities	8,174	4,068
Capitalized software	(167)	(395)
Payments for acquisition	—	(21)
Purchases of property and equipment	(3,657)	(2,267)

Net cash provided by/(used in) investing activities	3,708	(4,860)

Cash flows from financing activities:
Repurchases of Common Stock	(9,474)	(4,405)
Principal payments on capital lease obligations	(583)	(455)
Repayments of borrowings of long-term debt	(84)	(126)
Net proceeds from issuances of Common Stock	1,051	2,257

Net cash used in financing activities	(9,090)	(2,729)

Effect of exchange rate changes on cash	(13)	(2)

Net increase/(decrease) in cash and cash equivalents	5,132	(4,012)
Cash and cash equivalents, beginning of period	17,462	16,734

Cash and cash equivalents, end of period	$22,594	$12,722

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$25

Cash paid for income taxes	$29	$—

     Supplemental disclosure of non-cash financing activities:
-	The Company entered into capital lease obligations to acquire new equipment totaling $103 and $648 during the three months ended March 31, 2008 and 2007, respectively.
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance, December 31, 2007	26,220	$262	$143,913	$(18)	$(50,371)	1,452	$(32,808)	$60,978
Net income	—	—	—	—	290	—	—	290
Unrealized gain on investments in marketable securities available for sale				44				44
Unrealized loss on foreign currency translation	—	—	—	(13)	—	—	—	(13)

Comprehensive income	—	—	—	—	—	—	—	321

Repurchases of Common Stock	—	—	—	—	—	335	(9,474)	(9,474)
Issuances of Common Stock from exercises of stock options	133	2	1,049	—	—	—	—	1,051
Non-cash stock-based compensation	—	—	4,575	—	—	—	—	4,575

Balance, March 31, 2008	26,353	$264	$149,537	$13	$(50,081)	1,787	$(42,282)	$57,451

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
2. Basis of Presentation, Consolidation and the Use of Estimates
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 13, 2008 (the “Form 10-K”).
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of operating results for the full fiscal years or for any future periods.
     The unaudited condensed consolidated financial statements reflect the financial position and operating results of the Company and include its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
3. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
     The Company’s significant accounting policies are discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2007, included in the Form 10-K. These accounting policies have not significantly changed.
Recently Adopted Accounting Pronouncements
     In January 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”
(“SFAS No. 157”). SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP and emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. On February 6, 2008, the Financial Accounting Standards Board (“FASB”) deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The effect of the adoption of SFAS No. 157 is discussed in Note 4 — Investments in Marketable Securities and Fair Value of Financial Instruments.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities; including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and this election is irrevocable. The Company has not elected to apply the fair value option to any of its financial instruments.
Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for the Company beginning in the first quarter of 2009. Early adoption is not permitted. This will only affect the Company if the Company makes an acquisition after December 31, 2008.
4. Investments in Marketable Securities and Fair Value of Financial Instruments
     The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and FASB Staff Position (“FSP”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The Company has classified all investments as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Included in accumulated other comprehensive income (loss) is $33 thousand of unrealized gains on available-for-sale securities at March 31, 2008 and $13 thousand of unrealized losses on available-for-sale securities held at December 31, 2007.

     The amortized cost and market value of the Company’s investments in marketable securities available-for-sale at March 31, 2008 are shown in the table below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Investments in marketable securities:
Corporate debentures — bonds	$7,011	$25	$—	$7,036
Commercial paper	1,941	—	—	1,941
Certificates of deposit	649	—	—	649
Asset-backed securities	1,295	8	—	1,303

Total investments available-for-sale	$10,896	$33	$—	$10,929

     The amortized cost and market value of the fixed income securities by contractual maturity at March 31, 2008 are shown below (in thousands):

	Amortized	Market
	Cost	Value
Due in one year or less	$10,896	$10,929

	$10,896	$10,929

     The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. There was no impact upon the adoption of SFAS No. 157 to the unaudited condensed consolidated financial statements. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
     The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include most money market securities, certificates of deposit, U.S. Treasury securities and equity investments. Such instruments are generally classified within Level 1 of the fair value hierarchy.
     The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include the Company’s U.S. corporate bonds, commercial paper and asset-backed securities. Such instruments are generally classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources to value its fixed income investments.

     The following table sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value and subject to the disclosure requirements of SFAS No. 157 as of March 31, 2008 (in thousands):

		Quoted
		Prices in	Other	Un-
		Active	Observable	observable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures — bonds	$7,036	$—	$7,036	$—
Commercial paper	1,941	—	1,941	—
Certificates of deposit	649	649	—	—
Asset-backed securities	1,303	—	1,303	—

Total investments, available for sale	$10,929	$649	$10,280	$—

     Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of March 31, 2008 as short-term investments in marketable securities.
5. Property and Equipment
     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to twenty years. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease over periods ranging from two to fifteen years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

     Property and equipment consisted of the following (in thousands):

	As of	As of
	March 31, 2008	December 31, 2007
Property and equipment	$56,361	$52,611
Less: accumulated depreciation and amortization	36,266	34,373

	$20,095	$18,238

6. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist. SFAS No. 142, “Goodwill and Other Intangible Assets”, also requires that intangible assets with finite useful lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As of March 31, 2008 and December 31, 2007, the balance of acquired intangibles, net of amortization, included in other assets on the Company’s unaudited condensed consolidated balance sheets was $0.7 million and $0.8 million, respectively. The Company is currently amortizing its acquired intangible assets with finite useful lives over periods ranging from five to six years.
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
     The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the three months
	ended March 31,
	2008	2007
Basic weighted average shares outstanding	24,682	24,527
Effect of dilutive equity instruments	1,778	2,856

Dilutive weighted average shares outstanding	26,460	27,383

Other common stock equivalents (i.e., stock options, and restricted stock awards) outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	998	815

8. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes standards for the reporting and display of comprehensive income and its components in the Company’s unaudited condensed consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated balance sheets, consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, recorded net of any related income tax.

     Comprehensive income for the periods presented was as follows (in thousands):

	For the three months
	ended March 31,
	2008	2007
Net income	$290	$1,259
Other comprehensive income
Unrealized gain on investments in marketable securities available-for-sale	44	3
Unrealized loss on foreign currency translation adjustments	(13)	(2)

Comprehensive income	$321	$1,260

9. Foreign Currency
     The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while fixed assets and equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. For the three months ended March 31, 2008 and March 31, 2007, the Company had unrealized translation losses of $13 thousand and $2 thousand, respectively.
10. Stock-Based Compensation
Summary of Plans
     The Company’s Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to non-employee directors, officers and employees of the Company to purchase shares of the Company’s Common Stock. The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, and together with stock options, the “Awards”). Prior to the adoption of the Plan, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”).
     As of March 31, 2008, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,000,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,799,009 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest and become exercisable immediately on the grant date. However, certain options granted to non-employee directors for Board services during the period January 3, 2005 through July 2, 2007 first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board of Directors of the Company (the “Board”) or (iii) the effective date of a change in control of the Company.

Stock-Based Compensation
     The following table sets forth the stock-based compensation resulting from stock-based arrangements that was recorded in the Company’s unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the three months
	ended March 31,
	2008	2007
Non-cash stock-based compensation:
Cost of recurring revenues	$329	$214
Cost of service revenues	679	600
Cost of license revenues	4	2
Sales and marketing	2,053	1,201
Research and development	589	365
General and administrative	921	437

Total non-cash stock-based compensation expense	$4,575	$2,819

     No stock-based compensation was capitalized for the three months ended March 31, 2008. Included in capitalized software in the Company’s unaudited condensed consolidated balance sheet at March 31, 2008 was $82 thousand in stock-based compensation incurred in the development of UltiPro Canadian HR/Payroll from the adoption of SFAS No. 123R on January 1, 2006 through the product’s general release in the fourth quarter of 2007. The amounts capitalized would have otherwise been charged to research and development expense.
     Net cash proceeds from the exercise of stock options were $1.1 million for the three months ended March 31, 2008, and $2.3 million for the three months ended March 31, 2007. There was no income tax benefit realized from stock option exercises during the three months ended March 31, 2008 and March 31, 2007.
     The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2008 and March 31, 2007 (dollars in thousands):

	For the three months
	ended March 31,
	2008	2007
Expected term (in years)	5.0	4.9
Volatility	39%	39%
Interest rate	2.88%	4.80%
Dividend yield	—	—
Weighted average fair value at grant date	$10.93	$10.07
Restricted Stock Awards
     Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors. The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer. During the three months ended March 31, 2008, the Company did not grant Restricted Stock Awards to officers or employees. During the three months ended March 31, 2007, the Company granted Restricted Stock Awards for an aggregate of 45,000 shares of Common Stock to an officer. During the three months ended March 31, 2008, the Company granted Restricted Stock Awards for an aggregate of 2,195 shares of Common Stock to non-employee directors. There were no grants of Restricted Stock Awards during the three months ended March 31, 2007 to non-employee directors. Included in the Company’s unaudited condensed consolidated statements of income for the three months ended March 31, 2008 and March 31, 2007 was $1.5 million and $0.7 million, respectively, of stock-based compensation expense for Restricted Stock Awards.
Stock Unit Awards
     The Company may, at its discretion, make awards of stock units under the Plan (“Stock Unit Awards”) to certain officers and employees. A Stock Unit Award is a grant of a number of hypothetical share units with respect to shares of Common Stock that are subject to vesting and transfer restrictions and conditions under a stock unit award agreement. The value of each unit is equal to the fair market value of one share of Common Stock on any applicable date of determination. The payment with respect to each unit under a Stock Unit Award may be made, at the discretion of the Compensation Committee of the Board, in cash or shares of Common Stock or in a combination of both. The grantee of a Stock Unit Award does not have any rights as a stockholder with respect to the shares subject to a Stock Unit Award until such time as shares of Common Stock are delivered to the grantee pursuant to the terms of the related stock unit award agreement.
     There were no grants of Stock Unit Awards during the three months ended March 31, 2008. During the three months ended March 31, 2007, the Company granted an aggregate of 16,603 stock units, to certain officers, of which none have been forfeited as of March 31, 2008. Included in the Company’s unaudited condensed consolidated statements of income for each of the three months ended March 31, 2008 and March 31, 2007 was $19 thousand of stock-based compensation expense for Stock Unit Awards.
Stock Option and Restricted Stock Activity
     The following table summarizes stock option activity for the three months ended March 31, 2008, (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2007	4,547	$13.31	—	—
Granted	587	28.41	—	—
Exercised	(133)	7.89	—	—
Forfeited or expired	(9)	24.35	—	—

Outstanding at March 31, 2008	4,992	$15.21	6.17	$74,452

Exercisable at March 31, 2008	3,872	$12.21	5.36	$69,267

     The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount of the aggregate intrinsic value changes based on the fair value of the Company’s Common Stock. Total intrinsic value of options exercised was $2.6 million and $7.3 million for the three months ended March 31, 2008 and 2007, respectively. Total fair value of options vested during the three months ended March 31, 2008 and 2007 was $4.0 million and $2.6 million, respectively.

     As of March 31, 2008, $8.5 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2.0 years.
     The following table summarizes restricted stock activity for the three months ended March 31, 2008 (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding at December 31, 2007	911	$27.11
Granted	2	28.41
Vested	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2008	913	$27.11

     As of March 31, 2008, $10.5 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 2.7 years. As of March 31, 2008, $0.2 million of total unrecognized compensation costs related to non-vested Stock Unit Awards is expected to be recognized over a weighted average period of 2.2 years.

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
     The Company’s significant accounting policies are discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2008 (the “Form 10-K”). These accounting policies have not significantly changed.
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
     The primary sources of the Company’s recurring revenue stream are hosting services, branded “Intersourcing” and product maintenance (i.e., software updates and telephone customer support) sold in conjunction with sales of software licenses. Other recurring revenue sources include subscription revenues from third-party business service providers (“BSPs”) and recurring revenues from the Original Ceridian Agreement. (See “Original Ceridian Agreement” below).
     Ultimate Software offers hosting services at two separate data center locations—the original location in the Miami, Florida area, which began operating in 2002, and the second location in the Atlanta, Georgia area, which began operating in August 2005. Management of the data centers was provided to the Company by IBM until November 1, 2007 when the Company’s data center management contract was assigned by IBM to Quality Technology Services (“QTS”). QTS is one of the largest privately-held providers of data center facilities and management services in the United States. As a result of QTS taking over the management of the Company’s data centers, in late March 2008 the Company moved its equipment previously located at the IBM-managed Atlanta data center to a larger data center in the Atlanta area that is owned and operated by QTS. The Miami data center is owned by AT&T. With Intersourcing, Ultimate Software provides the hardware, infrastructure, ongoing maintenance and back-up services for its customers at its data centers. Intersourcing is designed to appeal to those customers that want to minimize their internal technology support requirements for the application and hardware.
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
     In connection with the Company’s business strategy, an internal financial metric used by the Company in measuring future financial performance is new annual recurring revenues. New annual recurring revenues (“ARR”) represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new license sales; and (iii) recurring revenues from additional sales to Ultimate Software’s existing client base. New annual recurring revenues attributable to sales during the three months ended March 31, 2008 were $8.5 million as compared to $6.0 million for the same period in 2007. The main contributors to the increase in new ARR were new sales from the Company’s Intersourcing offering, including sales of UltiPro and certain add-on products (including prorated one-time fees) and, to a lesser extent, an increase in annual recurring maintenance revenues related to new software license sales.

Original Ceridian Agreement
     As previously disclosed, Ultimate Software and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro software as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). Ceridian marketed that solution under the name Source Web. Although Ceridian sold its Source Web offering and related underlying customers to RSM McGladrey, a former BSP of Ultimate Software, Ceridian continued to be financially obligated to pay, and did pay, Ultimate Software minimum fees pursuant to the terms of the Original Ceridian Agreement.
     The aggregate minimum payments that Ceridian was obligated to pay Ultimate Software under the Original Ceridian Agreement over the minimum term of the agreement totaled $42.7 million. Ceridian has paid to Ultimate Software a total of $42.7 million under the Original Ceridian Agreement. Effective March 9, 2006, Ceridian provided Ultimate Software with a two years’ advance written notice of termination of the Original Ceridian Agreement, as permitted under the terms of the Agreement. Pursuant to such notice, the Original Ceridian Agreement terminated on March 9, 2008 at which time payments and the related revenue recognition ended.
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

Results of Operations
     The following table sets forth the unaudited condensed consolidated statements of income data of the Company, as a percentage of total revenues, for the periods indicated.

	For the three months
	ended March 31,
	2008	2007
Revenues:
Recurring	59.1%	53.3%
Services	32.5	33.4
License	8.4	13.3

Total revenues	100.0	100.0

Cost of revenues:
Recurring	15.0	15.0
Services	26.0	28.2
License	1.0	1.1

Total cost of revenues	42.0	44.3

Operating expenses:
Sales and marketing	27.2	24.0
Research and development	20.4	19.6
General and administrative	9.9	9.5

Total operating expenses	57.5	53.1

Operating income	0.5	2.6
Other income (expense)
Interest expense and other	(0.2)	(0.1)
Other income, net	0.8	1.0

Total other income, net	0.6	0.9

Income before income taxes	1.1	3.5
Provision for income taxes	0.4	0.1

Net income	0.7%	3.4%

Revenues
     The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).
     The Company’s significant revenue recognition policies are discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2007, included in the Form 10-K. These revenue recognition policies have not since changed.
     Recurring revenues consist of Intersourcing revenues from the Company’s hosted offering of UltiPro (including add-on products to the core product), maintenance revenues and, to a lesser extent, subscription revenues from PEPM fees generated by BSP’s.
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

     Total revenues, consisting of recurring, services and license revenues, increased 19.0% to $43.5 million for the three months ended March 31, 2008 from $36.5 million for the three months ended March 31, 2007.
     Recurring revenues for the three months ended March 31, 2008 increased 32.0% over the comparable period of the prior year to $25.7 million primarily due to increases in Intersourcing revenues and, to a lesser extent, maintenance revenues.
a)	Intersourcing revenues increased primarily due to the continued growth of the Intersourcing offering, which comprises the majority of unit sales. The increase is based on the revenue impact of incremental units that have gone Live since March 31, 2007, including both UltiPro and, to a lesser extent, add-on products such as UltiPro Time and Attendance (“UTA”) and Recruitment. Recognition of recurring revenues for Intersourcing unit sales commences upon Live date.

b)	Maintenance revenues increased due to additional maintenance fees resulting from cumulative increases in the customer base subsequent to March 31, 2007 due to incremental license sales since such date. Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.

c)	The impact on recurring revenues of units sold under the Intersourcing Offering (as compared to the typical immediate impact on license revenues of licensed units sold) is expected to be a gradual increase from one period to the next, based on the incremental effect of revenue recognition of the Intersourcing fees over the terms of the related contracts.

d)	Recurring subscription revenues decreased slightly due to the termination of the Original Ceridian Agreement on March 9, 2008, at which time the related revenue recognition ended.
     Services revenues for the three months ended March 31, 2008 increased 15.9% over the same period of the prior year to $14.1 million mainly due to an increase in implementation revenues principally attributable to additional billable hours stemming from an increase in the number of revenue-generating consultants (in response to incremental units sold) and, to a lesser extent, an increase in the blended net rate per hour.
     License revenues for the three months ended March 31, 2008 decreased 25.2% in comparison to the same period of the prior year to $3.7 million principally due to fewer new units sold, partially offset by a higher average selling price per unit.
Cost of Revenues
     Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain reimbursable out-of-pocket expenses, discussed below. Cost of license revenues primarily consists of fees payable to third parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality. The Company pays a distribution license fee to a third-party provider for report writing software used in conjunction with UltiPro. When UltiPro licenses are sold with the add-on UTA product introduced in 2006, customers pay the Company on a per user basis for the license rights to such third-party software.
     Total cost of revenues (including $1.0 million in stock-based compensation for the three months ended March 31, 2008, as compared to $0.8 million for the three months ended March 31, 2007) increased 12.7% to $18.3 million for the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007.

     Cost of recurring revenues increased 18.7% to $6.5 million for the three months ended March 31, 2008 as compared to the same period last year. The increase in cost of recurring revenues for the three months ended March 31, 2008 (which included stock-based compensation of $0.3 million as compared to $0.2 million for the three months ended March 31, 2007) was primarily due to the increases in both Intersourcing costs and maintenance costs. The increase in the Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales, including increased labor costs and higher operating costs such as increased third-party royalty fees for UTA sales and depreciation and amortization of related computer equipment supporting the hosting operations. In addition, there was increased amortization for UltiPro Canadian HR/payroll (“UltiPro Canada”) due to the general release of UltiPro Canada in the fourth quarter of 2007. The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers serviced.
     Cost of services revenues increased 9.8% to $11.3 million for the three months ended March 31, 2008 in comparison to the same period last year. The increase in cost of services revenues for the three month period ended March 31, 2008 (which included stock-based compensation of $0.7 million as compared to $0.6 million for the three months ended March 31, 2007), was primarily due to an increase in costs of implementation, mainly labor costs. To accommodate the Company’s sales unit growth and to handle the implementations of new add-on products, the Company’s professional services operations expanded the number of billable consultants. To a lesser extent, headcount was increased for several non-billable positions, including some managerial personnel responsible for managing the field consultants and some administrative support positions.
     Cost of license revenues increased 4.6% to $428 thousand for the three months ended March 31, 2008 from $409 thousand for the three months ended March 31, 2007. The slight increase in cost of license revenues for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to increased amortization for capitalized software resulting from the general release of UltiPro Canada in the fourth quarter of 2007, at which time, the related amortization began.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses for the three months ended March 31, 2008 increased 34.7% over the same period last year to $11.8 million. The increase in sales and marketing for the three-month period ended March 31, 2008 (including $2.1 million of stock-based compensation as compared to $1.2 million of stock-based compensation for the three months ended March 31, 2007) was primarily due to increased labor and related costs attributable to hiring additional direct sales force personnel (particularly for the Company’s offering, known as “Workplace” which is sold exclusively on a PEPM basis to companies with 200 to 700 employees) and higher sales commissions principally related to increased Intersourcing sales. Commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped. Commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the Intersourcing revenue recognition.
Research and Development
     Research and development expenses consist primarily of software development personnel costs. Research and development expenses for the three months ended March 31, 2008 increased 23.8% to $8.9 million in comparison to the same period of the prior year. The increase in research and development expenses for the three-month period ended March 31, 2008 (including $0.6 million of stock-based compensation versus $0.4 million for the three months ended March 31, 2007) was principally due to higher labor costs, including the impact of increased staffing related to the ongoing development of UltiPro and add-on products as well as a reduction in capitalized labor costs for UltiPro Canada (which capitalization ended in November 2007 pursuant to the related general release), and, to a lesser extent, increased third-party consulting costs.
General and Administrative
     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses for the three months ended March 31, 2008 increased 24.6% over the same period last year to $4.3 million. The increase for the three months ended March 31, 2008 (including $0.9 million of stock-based compensation expense and $0.1 million of amortization of acquired intangible assets as compared to $0.4 million of stock-based compensation expense and $0.1 million of amortization of acquired intangible assets for the three months ended March 31, 2007) was primarily due to additional labor costs (including additional personnel costs to support the Company’s growth) and an increase in the provision for doubtful accounts, partially offset by reduced professional fees.
Interest Expense and Other
     Interest and other expense of $79 thousand for the three months ended March 31, 2008 was comparable to interest and other expense of $47 thousand during the same period in the prior year.
Other Income, Net
     Other income, net of $0.4 million for the three months ended March 31, 2008 was comparable to other income, net for the three months ended March 31, 2007.
Income Taxes
     Income taxes for the three months ended March 31, 2008 included a provision of $0.2 million, resulting from the Company’s release of its valuation allowance against its deferred tax assets in the fourth quarter of 2007. Income taxes for the three months ended March 31, 2007 included $30 thousand mostly related to alternative minimum income taxes. Net operating loss carryforwards available at December 31, 2007, expiring at various times from 2011 through 2027 and which are available to offset future taxable income, approximated $71.9 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in the Company’s equity instruments.
Liquidity and Capital Resources
     In recent years, the Company has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.
     As of March 31, 2008, the Company had $33.5 million in cash, cash equivalents and total investments in marketable securities, reflecting a net decrease of $2.4 million since December 31, 2007. This $2.4 million decrease was mainly due to cash for stock repurchases of $8.4 million (net of proceeds from the issuance of Common Stock from stock option exercises) which were made pursuant to the Company’s previously announced stock repurchase plan, an increase in capital expenditures, including cash purchases of property and equipment, and principal payments on financed equipment, totaling $4.2 million, partially offset by cash generated from operations of $10.5 million.

     Net cash provided by operating activities was $10.5 million for the three months ended March 31, 2008 as compared to $3.6 million for the three months ended March 31, 2007, with the $6.9 million increase primarily due to a decrease in accounts receivable and an increase in accounts payable.
     Net cash provided by investing activities was $3.7 million for the three months ended March 31, 2008 as compared to net cash used in investing activities of $4.9 million for the three months ended March 31, 2007, reflecting an increase of $8.6 million from the comparable period in 2007 resulting from an increase in cash provided from the maturities of marketable securities (net of purchases) of $9.7 million, partially offset by an increase in cash purchases of property and equipment of $1.4 million.
     Net cash used in financing activities was $9.1 million for the three months ended March 31, 2008 as compared to $2.7 million for the three months ended March 31, 2007. The $6.4 million increase in net cash used in financing activities was primarily related to a $5.1 million increase in repurchases of Common Stock pursuant to the Company’s stock repurchase plan and a decrease of $1.2 million of proceeds from the issuance of Common Stock from stock option exercises.
     Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of March 31, 2008 and 2007, were 63 days and 64 days, respectively. The decrease in DSO’s as of March 31, 2008 was related to the decrease in accounts receivable.
     Deferred revenues were $52.3 million at March 31, 2008 as compared to $51.7 million at December 31, 2007. The increase of $0.6 million in deferred revenues for the first quarter of 2008 was primarily due to increased sales from Intersourcing operations (which originate upon contract execution for the one-time fees and PEPM fees, payment for which is included in the contract payment terms) and an increase in deferred services, partially offset by a decrease in deferred maintenance as revenues recognized in the three-month period exceeded the billings, which is consistent with the prior year same period. Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to Intersourcing.
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
Quarterly Fluctuations
     The Company’s quarterly revenues and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. The Company’s operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company’s customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A significant change in the revenue mix (between Intersourcing and perpetual license unit sales) could cause the quarterly results to differ considerably. A drop in near term demand for the Company’s products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that the Company will be able to maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.
Forward-Looking Statements
     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2007, including Exhibit 99.1 thereto, filed with the SEC on March 13, 2008. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
     In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rates. Risks that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks, are not included in the following assessment of the Company’s market risks.
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

     The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Interest on the Credit Facility is based on Prime Rate per annum. Because of the Company’s existing cash position and its expected cash flows from operations, the Company chose not to renew the Credit Facility upon its expiration. The Company was charged a weighted average interest rate of 6.5% per annum during the first quarter of 2008 under the Credit Facility. As of March 31, 2008, there was no amount outstanding under the Credit Facility’s Revolver and $0.2 million outstanding under the Credit Facility’s Equipment Loan, with no future availability to draw on the Equipment Loan and payment of the outstanding balance of such Equipment Loan due on or before December 31, 2008.
     As of March 31, 2008, total investments in available-for-sale marketable securities were $10.9 million. The Company is subject to financial market risks, including changes in interest rates and the valuations of its investment portfolio. Changes in interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.
     Interest rate risk. As of March 31, 2008, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 4.1% per annum). In addition, the Credit Facility’s Equipment Loan is based on a variable interest rate.
     To illustrate the potential impact of changes in interest rates, the Company has performed an analysis based on its March 31, 2008 unaudited condensed consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of the Company’s total portfolio of approximately $32,000 over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of the Company’s total portfolio of approximately $32,000 over the next 12 months.

ITEM 4.	Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     (b) Changes in internal control over financial reporting. In connection with the evaluation required by Exchange Act Rule 13a-15, the Company’s management, including the CEO and CFO, concluded that no changes occurred during the quarter ended March 31, 2008 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer. On October 30, 2000, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”).
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
     As of March 31, 2008, the Company had purchased 1,786,875 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 1,213,125 available for repurchase in the future. The details of Common Stock repurchases for the three months ended March 31, 2008 are as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
January 1 – 31, 2008	—	—	—	547,625
February 1 – 28, 2008	334,500	28.22	1,786,875	1,213,125	(2)
March 1 – 31, 2008	—	—	1,786,875	1,213,125

Total	334,500	$28.22	1,786,875	1,213,125

(1)	All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

(2)	On February 5, 2008, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock pursuant to the Stock Repurchase Plan.

ITEM 6. Exhibits

Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

*	Filed herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.
Date: May 8, 2008	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)