Form 10-Q
period 2008-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2008-08-11
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of August 1, 2008, there were 24,699,880 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$20,870	$17,462
Short-term investments in marketable securities	5,061	17,120
Accounts receivable, net of allowance for doubtful accounts of $700 for 2008 and 2007, respectively	32,123	34,658
Prepaid expenses and other current assets	12,020	9,801
Deferred tax assets, net	3,516	3,516

Total current assets before funds held for clients	73,590	82,557
Funds held for clients	1,875	—

Total current assets	75,465	82,557

Property and equipment, net	22,434	18,238
Capitalized software, net	5,648	3,631
Goodwill	4,063	4,063
Long-term investments in marketable securities	—	1,298
Other assets, net	10,784	9,365
Long-term deferred tax assets, net	16,378	16,004

Total assets	$134,772	$135,156

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,707	$3,528
Accrued expenses	10,822	11,405
Current portion of deferred revenue	44,839	43,262
Current portion of capital lease obligations	1,789	2,002
Current portion of long-term debt	404	572

Total current liabilities before client funds obligations	64,561	60,769
Client funds obligations	1,875	—

Total current liabilities	66,436	60,769

Deferred revenue, net of current portion	8,324	8,446
Deferred rent	3,134	2,652
Capital lease obligations, net of current portion	1,209	1,991
Long-term debt, net of current portion	320	320

Total liabilities	79,423	74,178

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 26,711,692 and 26,219,789 shares issued in 2008 and 2007, respectively	267	262
Additional paid-in capital	156,401	143,913
Accumulated other comprehensive loss	(5)	(18)
Accumulated deficit	(50,832)	(50,371)

	105,831	93,786

Treasury stock, 2,020,375 and 1,452,375 shares, at cost, for 2008 and 2007, respectively	(50,482)	(32,808)

Total stockholders’ equity	55,349	60,978

Total liabilities and stockholders’ equity	$134,772	$135,156

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Recurring	$25,377	$21,075	$51,073	$40,546
Services	13,165	11,274	27,285	23,461
License	2,957	2,608	6,610	7,492

Total revenues	41,499	34,957	84,968	71,499

Cost of revenues:
Recurring	7,002	5,480	13,527	10,979
Services	10,580	9,081	21,879	19,373
License	464	265	892	674

Total cost of revenues	18,046	14,826	36,298	31,026

Gross profit	23,453	20,131	48,670	40,473

Operating expenses:
Sales and marketing	11,236	8,442	23,065	17,225
Research and development	9,299	6,663	18,178	13,834
General and administrative	4,405	3,253	8,701	6,700

Total operating expenses	24,940	18,358	49,944	37,759

Operating income (loss)	(1,487)	1,773	(1,274)	2,714

Other income (expense):
Interest expense and other	(61)	(53)	(140)	(100)
Other income, net	222	4,774	579	5,169

Total other income, net	161	4,721	439	5,069

Income (loss) before benefit (provision) for income taxes	(1,326)	6,494	(835)	7,783
Benefit (provision) for income taxes	575	(85)	374	(115)

Net income (loss)	$(751)	$6,409	$(461)	$7,668

Net income (loss) per share:
Basic	$(0.03)	$0.26	$(0.02)	$0.31

Diluted	$(0.03)	$0.23	$(0.02)	$0.28

Weighted average shares outstanding:
Basic	24,670	24,713	24,676	24,621

Diluted	24,670	27,571	24,676	27,479

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(461)	$7,668
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,483	3,302
Provision for doubtful accounts	944	723
Non-cash stock-based compensation expense	8,033	4,737
Deferred income taxes	(374)	—
Changes in operating assets and liabilities:
Accounts receivable	1,591	492
Prepaid expenses and other current assets	(2,219)	(427)
Other assets	(1,512)	(1,260)
Accounts payable	3,179	(443)
Accrued expenses and deferred rent	(1,601)	(1,254)
Deferred revenue	1,455	823

Net cash provided by operating activities	13,518	14,361

Cash flows from investing activities:
Purchases of marketable securities	(642)	(10,636)
Maturities of marketable securities	14,022	8,845
Capitalized software	(889)	(925)
Acquisition-related expenses	—	(24)
Purchases of property and equipment	(8,111)	(3,493)

Net cash provided by (used in) investing activities	4,380	(6,233)

Cash flows from financing activities:
Repurchases of Common Stock	(17,674)	(7,706)
Principal payments on capital lease obligations	(1,098)	(922)
Repayments of borrowings of long-term debt	(168)	(251)
Net proceeds from issuances of Common Stock	4,460	4,038

Net cash used in financing activities	(14,480)	(4,841)

Effect of exchange rate changes on cash	(10)	3

Net increase in cash and cash equivalents	3,408	3,290
Cash and cash equivalents, beginning of period	17,462	16,734

Cash and cash equivalents, end of period	$20,870	$20,024

Supplemental disclosure of cash flow information:
Cash paid for interest	$39	$49

Cash paid for income taxes	$227	$—

Supplemental disclosure of non-cash financing activities:
–	The Company entered into capital lease obligations to acquire new equipment totaling $103 and $1,719 for the six months ended June 30, 2008 and 2007, respectively.
–	The Company entered into an agreement to purchase software from NOVAtime Technology, Inc., a third-party vendor, for $2.0 million, of which $0.5 million was paid during the six months ended June 30, 2008.
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE (LOSS)
(In thousands)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Shares	Amount	Equity

Balance, December 31, 2007	26,220	$262	$143,913	$(18)	$(50,371)	1,452	$(32,808)	$60,978

Net loss	—	—	—	—	(461)	—	—	(461)
Unrealized gain on investments in marketable securities available for sale				23				23
Unrealized loss on foreign currency translation	—	—	—	(10)	—	—	—	(10)

Comprehensive loss	—	—	—	—	—	—	—	(448)
Repurchases of Common Stock	—	—	—	—	—	568	(17,674)	(17,674)
Issuances of Common Stock from exercises of stock options	492	5	4,455	—	—	—	—	4,460
Non-cash stock-based compensation	—	—	8,033	—	—	—	—	8,033

Balance, June 30, 2008	26,712	$267	$156,401	$(5)	$(50,832)	2,020	$(50,482)	$55,349

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
2.	Basis of Presentation, Consolidation and the Use of Estimates
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 13, 2008 (the “Form 10-K”).
     The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of operating results for the full fiscal years or for any future periods.
     The unaudited condensed consolidated financial statements reflect the financial position and operating results of the Company and include its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
3.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
     The Company’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2007, included in the Form 10-K, have not significantly changed, except as noted below.
     During the second quarter of 2008, the Company introduced a new product, UltiPro Tax Filing, for its Workplace market, which the Company defines as businesses with 200 to 700 employees. Tax filing services provided to Workplace customers through the Company’s UltiPro Tax Filing product are being sold directly by the Company to its Workplace customers only on a per employee per month (“PEPM”) basis in conjunction with UltiPro, its core product. As a result of rolling out its new UltiPro Tax Filing product, the Company holds funds on behalf of its Workplace customers for purposes of paying the appropriate taxing authorities on behalf of such clients. These funds held for clients and the corresponding client funds obligations are included in current assets and current liabilities, respectively, in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2008. The Company has reported the cash flows related to the cash received from Workplace UltiPro Tax Filing customers and paid on behalf of such customers on a net basis in the financing section of the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2008, which, for purposes of such reporting period, netted to zero. The associated PEPM fees for UltiPro Tax Filing are included in recurring revenues in the unaudited condensed consolidated statements of operations. The Company holds Workplace customers’ tax filing deposits for the period between collection from Workplace customers and remittance to the applicable taxing authority. Currently, the Company is investing these tax filing deposits in overnight Repurchase Agreements backed by U.S. Treasury or U.S. Government Agency securities. Since UltiPro Tax Filing was introduced during the second quarter of 2008, the revenues associated therewith were not material for the three and six months ended June 30, 2008.
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
Recently Issued Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for the Company beginning in the first quarter of 2009. Early adoption is not permitted. SFAS No. 141R and SFAS No. 160 will only affect the Company if the Company makes an acquisition after December 31, 2008.
4.	Investments in Marketable Securities and Fair Value of Financial Instruments
     The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company has classified all investments in marketable securities as available-for-sale. Securities available-for-sale consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific identification method. Included in accumulated other comprehensive loss is $12 thousand of unrealized gains on securities available-for-sale at June 30, 2008 and $13 thousand of unrealized losses on securities available-for-sale held at December 31, 2007.
     The amortized cost and fair value of the Company’s investments in marketable securities available-for-sale at June 30, 2008 are shown in the table below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Corporate debentures — bonds	$3,102	$9	$(1)	$3,110
Commercial paper	650	—	—	650
Certificates of deposit	650	—	—	650
Asset-backed securities	647	4	—	651

Total investments available-for-sale	$5,049	$13	$(1)	$5,061

     The amortized cost and fair value of the fixed income securities by contractual maturity at June 30, 2008 are shown below (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$5,049	$5,061

	$5,049	$5,061

     The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. There was no impact from the adoption of SFAS No. 157 on the unaudited condensed consolidated financial statements. SFAS No. 157 requires disclosure that establishes a framework for management’s measurement of fair value and expands disclosure about fair value measurements. The statement requires fair value measurements to be classified and disclosed in one of the following three categories of the fair value hierarchy:

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
     The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit,. Such instruments are generally classified within Level 1 of the fair value hierarchy.
     The types of instruments valued by management based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include the Company’s corporate debenture bonds, commercial paper and asset-backed securities. Such instruments are generally classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.
     The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value and subject to the disclosure requirements of SFAS No. 157 as of June 30, 2008 (in thousands):

		Quoted
		Prices in	Other	Un-
		Active	Observable	observable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Corporate debentures — bonds	$3,110	$—	$3,110	$—
Commercial paper	650	—	650	—
Certificates of deposit	650	650	—	—
Asset-backed securities	651	—	651	—

Total investments available-for-sale	$5,061	$650	$4,411	$—

     Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of June 30, 2008 as short-term investments in marketable securities. There were no financial liabilities accounted for at fair value and subject to the disclosure requirements of SFAS No. 157 as of June 30, 2008.
5.	Property and Equipment
     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to twenty years. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease, which range from two to fifteen years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

     Property and equipment consisted of the following (in thousands):

	As of	As of
	June 30, 2008	December 31, 2007
Property and equipment	$60,807	$52,611
Less: accumulated depreciation and amortization	38,373	34,373

	$22,434	$18,238

6.	Goodwill and Other Intangible Assets
     Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist. SFAS No. 142, “Goodwill and Other Intangible Assets.” also requires that intangible assets with finite useful lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of June 30, 2008 and December 31, 2007, the balance of acquired intangibles, net of amortization, included in other assets on the Company’s unaudited condensed consolidated balance sheets was $0.7 million and $0.8 million, respectively. The Company is currently amortizing its acquired intangible assets with finite useful lives over periods ranging from five to six years.
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
     The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	24,670	24,713	24,676	24,621
Effect of dilutive equity instruments	—	2,858	—	2,858

Dilutive weighted average shares outstanding	24,670	27,571	24,676	27,479

Other common stock equivalents (i.e., stock options, restricted stock awards and stock units) outstanding which are not included in the calculation of diluted income (loss) per share because their impact is anti-dilutive	5,687	664	5,687	554

     Potential shares totaling 5,687,000 for the three and six month periods ended June 30, 2008 were anti-dilutive due to the net loss in the respective periods; therefore, diluted earnings per share is the same as basic earnings per share.

8.	Comprehensive Income (Loss)
     SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes standards for the reporting and display of comprehensive income (loss) and its components in the Company’s unaudited condensed consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income (loss)) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, consists of unrealized gains and losses on securities available-for-sale and foreign currency translation adjustments, recorded net of any related income tax.
     Comprehensive income (loss) for the periods presented was as follows (in thousands):

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(751)	$6,409	$(461)	$7,668
Other comprehensive income
Unrealized gain (loss) on investments in marketable securities available-for-sale	(21)	(13)	23	(14)
Unrealized gain (loss) on foreign currency translation adjustments	3	6	(10)	5

Comprehensive income (loss)	$(769)	$6,402	$(448)	$7,659

9.	Foreign Currency
     The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while fixed assets and equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated other comprehensive loss. Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2008, the Company had an unrealized translation gain of $3 thousand and for the six months ended June 30, 2008, the Company had an unrealized translation loss of $10 thousand. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, is $17 thousand of unrealized translation losses at June 30, 2008 and $7 thousand of unrealized translation losses at December 31, 2007.
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
     As of June 30, 2008, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,000,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,703,950 shares. Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25%

immediately and 25% on each of the first three anniversaries of the grant date. Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest and become exercisable immediately on the grant date. However, certain options granted to non-employee directors for services on the Board of Directors of the Company (the “Board”) during the period January 3, 2005 through July 2, 2007 first become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board or (iii) the effective date of a change in control of the Company.
Stock-Based Compensation
     The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Non-cash stock-based compensation expense:
Cost of recurring revenues	$169	$114	$498	$328
Cost of services revenues	406	312	1,086	912
Cost of license revenues	3	1	7	3
Sales and marketing	1,560	922	3,613	2,123
Research and development	352	175	941	540
General and administrative	950	394	1,870	831

Total non-cash stock-based compensation expense	$3,440	$1,918	$8,015	$4,737

     Included in capitalized software in the Company’s unaudited condensed consolidated balance sheet at June 30, 2008 was an aggregate amount of $99 thousand in stock-based compensation related to capitalized software. The amounts capitalized would have otherwise been charged to research and development expense.
     Net cash proceeds from the exercise of stock options were $3.4 million and $4.5 million for the three and six months ended June 30, 2008, respectively, and $1.8 million and $4.0 million for the three and six months ended June 30, 2007, respectively. There was no income tax benefit realized from stock option exercises during the three and six months ended June 30, 2008 and June 30, 2007.
     The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2008 and June 30, 2007 (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Expected term (in years)	5.4	5.0	5.4	4.9
Volatility	39%	39%	39%	39%
Interest rate	3.13%	4.50%	3.13%	4.65%
Dividend yield	—	—	—	—
Weighted average fair	$13.16	$11.41	$11.31	$10.24
value at grant date

Restricted Stock Awards
     Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors. The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer. During the three and six months ended June 30, 2008, the Company did not grant Restricted Stock Awards to officers or employees. The Company granted Restricted Stock Awards for 1,920 and 4,115 shares of Common Stock, respectively, for the three and six months ended June 30, 2008, to non-employee directors. During the three and six months ended June 30, 2007, the Company granted Restricted Stock Awards to officers and employees for an aggregate of 60,000 and 105,000 shares of Common Stock, respectively. There were no grants of Restricted Stock Awards during the three and six months ended June 30, 2007 to non-employee directors. Included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 was $1.5 million and $3.1 million, respectively, of stock-based compensation expense for Restricted Stock Awards. There was $0.7 million and $1.4 million of stock-based compensation expense for Restricted Stock Awards for the three and six months ended June 30, 2007, respectively.
Stock Unit Awards
     The Company may, at its discretion, make awards of stock units under the Plan (“Stock Unit Awards”) to certain officers and employees. A Stock Unit Award is a grant of a number of hypothetical share units with respect to shares of Common Stock that are subject to vesting and transfer restrictions and conditions under a stock unit award agreement. The value of each unit is equal to the fair market value of one share of Common Stock on any applicable date of determination. The payment with respect to each unit under a Stock Unit Award may be made, at the discretion of the Compensation Committee of the Board, in cash or shares of Common Stock or in a combination of both. The grantee of a Stock Unit Award does not have any rights as a stockholder with respect to the shares of Common Stock subject to a Stock Unit Award until such time as such shares of Common Stock are delivered to the grantee pursuant to the terms of the related stock unit award agreement.
     There were no grants of Stock Unit Awards during the three and six months ended June 30, 2008. There were no grants of Stock Unit Awards during the three months ended June 30, 2007. During the six months ended June 30, 2007, the Company granted an aggregate of 16,603 stock units to certain officers, of which none have been forfeited as of June 30, 2008. Included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 was $19 thousand and $38 thousand, respectively, of stock-based compensation expense for Stock Unit Awards. There was $19 thousand and $38 thousand of stock-based compensation expense for Stock Unit Awards for the three and six months ended June 30, 2007, respectively.
Stock Option and Restricted Stock Activity
     The following table summarizes stock option activity for the six months ended June 30, 2008, (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2007	4,547	$13.31	—	—
Granted	697	29.10	—	—
Exercised	(492)	9.07	—	—
Forfeited or expired	(26)	26.65	—	—

Outstanding at June 30, 2008	4,726	$16.02	6.24	$92,704

Exercisable at June 30, 2008	3,615	$12.85	5.42	$82,337

     The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The amount of the aggregate intrinsic value changes based on the fair value of the Company’s Common Stock. Total intrinsic value of options exercised was $9.3 million and $12.0 million for the three and six months ended June 30, 2008, respectively, and $5.4 million and $12.7 million for the three and six months ended June 30, 2007, respectively. Total fair value of options vested during the three and six months ended June 30, 2008 was $0.5 million and $4.5 million, respectively, and $0.5 million and $3.1 million for the three and six months ended June 30, 2007, respectively.
     As of June 30, 2008, $8.4 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.9 years.
     The following table summarizes restricted stock activity for the six months ended June 30, 2008 (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding at December 31, 2007	911	$27.11
Granted	4	30.34
Vested	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2008	915	$27.13

     As of June 30, 2008, $9.5 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 2.5 years. As of June 30, 2008, $0.1 million of total unrecognized compensation costs related to non-vested Stock Unit Awards is expected to be recognized over a weighted average period of 2.0 years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and its subsidiaries (“Ultimate Software” or the “Company”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”).
     The Company’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2008 (the “Form 10-K”) have not significantly changed.
Executive Summary
     Ultimate Software designs, markets, implements and supports human resources, payroll and talent management solutions.
     Ultimate Software’s UltiPro software (“UltiPro”) is a comprehensive Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from recruiting and hiring to compensating and managing benefits to terminating, whether the customer’s processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s end-to-end functionality includes comprehensive online recruitment and onboarding tools, human resources (“HR”)

and benefits management, a strong payroll engine, time and attendance management, workforce scheduling, on-line benefits enrollment, training management, performance and learning management, reporting and analytical decision-making tools, and a self-service Web portal for executives, managers, administrators, and employees. Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering managers and staff to analyze workforce trends for better decision making, access critical information quickly and perform routine business activities efficiently.
     Ultimate Software’s hosted offering, branded “Intersourcing” (the “Intersourcing Offering”), provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. Intersourcing is available to companies primarily on a subscription basis (priced on a per employee per month, or “PEPM”, basis) and is known in the industry as “software-as-a-service” (“SaaS”) and on-demand. Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model, Ultimate Software provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at two data centers, one located in the Miami, Florida area and the other in the Atlanta, Georgia area.
     The Company’s target market has primarily been middle-market organizations with 200 to 15,000 employees. The Company reaches its customer base and target market through its direct sales force. In late 2007, the Company began the expansion of its sales team to accommodate its new solution offering, branded “Workplace.” Workplace is an offering of UltiPro, targeted for companies with 200 to 700 employees, and is a subscription-based SaaS solution that provides these medium-sized and smaller companies nearly all the features that larger companies (which the Company refers to as “Enterprise” customers) have with UltiPro, plus a bundled service package. Workplace is designed to give these relatively smaller customers a high degree of convenience since Ultimate Software handles system setup, business rules, and other situations for customers “behind the scenes,” and many companies of this size do not have IT staff on-premises to help with system issues. Since the introduction of Workplace in late 2007, the Company has continued to invest in this solution.
     During the second quarter of 2008, the Company rolled out two new product offerings directed at its Workplace market. Ultimate Software purchased the source code for a time and attendance solution from a third party during the second quarter of 2008. The Company has rebranded this product as UltiPro Time Management for Workplace customers. In addition, Ultimate Software introduced UltiPro Tax Filing for its Workplace market. Workplace product offerings are sold only on a subscription basis.
     The Company’s main sources of revenues include sales from the Intersourcing Offering, sales of perpetual software licenses for UltiPro to customers who do not prefer a subscription-based arrangement (and the related annual maintenance) and sales of services (mostly implementation) related to both Intersourcing and license sales. Intersourcing revenues and maintenance revenues are the primary components of recurring revenues in our statements of operations.
     Since the introduction of the Intersourcing Offering in 2002, the revenue mix in the Company’s sales production has continued to favor Intersourcing. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams. Intersourcing sales include a one-time upfront fee, priced on a per-employee basis, and ongoing monthly fees, priced on a PEPM basis. Revenue recognition for Intersourcing is triggered when the related customer processes its first live payroll (or goes “Live”). When an Intersourcing client goes Live, the related upfront fees are recognized as recurring subscription revenues ratably over the term of the related contract (typically 24 months) and the Company begins recognizing the associated ongoing monthly PEPM fees.

     In connection with the Company’s business strategy, an internal financial metric used by the Company in measuring future financial performance is annual recurring revenues (“ARR”). ARR represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new software license sales; and (iii) recurring revenues from additional sales to Ultimate Software’s existing client base. New ARR attributable to sales during the three months ended June 30, 2008 were $10.1 million as compared to $7.0 million for the same period in 2007. New ARR attributable to sales during the six months ended June 30, 2008 were $18.5 million as compared to $13.0 million for the same period in 2007. The main contributors to the increase in new ARR were new sales of the Company’s Intersourcing Offering, including sales of UltiPro and complementary products (including prorated one-time fees) and, to a lesser extent, an increase in annual recurring maintenance revenues related to new software license sales.
Critical Accounting Estimates
     The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s critical accounting estimates, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the fiscal year ended December 31, 2007, have not significantly changed through the date hereof.
Results of Operations
     The following table sets forth the unaudited condensed consolidated statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Recurring	61.2%	60.3%	60.1%	56.7%
Services	31.7	32.2	32.1	32.8
License	7.1	7.5	7.8	10.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Recurring	16.9	15.7	15.9	15.4
Services	25.5	26.0	25.7	27.1
License	1.1	0.8	1.0	0.9

Total cost of revenues	43.5	42.5	42.6	43.4

Operating expenses:
Sales and marketing	27.1	24.1	27.2	24.1
Research and development	22.4	19.1	21.4	19.3
General and administrative	10.6	9.3	10.2	9.4

Total operating expenses	60.1	52.5	58.8	52.8

Operating income (loss)	(3.6)	5.0	(1.4)	3.8
Other income (expense):
Interest expense and other	(0.1)	(0.2)	(0.2)	(0.1)
Other income, net	0.5	13.7	0.7	7.2

Total other income, net	0.4	13.5	0.5	7.1

Income (loss) before income taxes	(3.2)	18.5	(0.9)	10.9

(Provision) benefit for income taxes	1.4	(0.2)	0.4	(0.2)

Net income (loss)	(1.8)%	18.3%	(0.5)%	10.7%

Revenues
     The Company’s significant revenue recognition policies, as discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2007, included in the Form 10-K, have not changed through the date hereof.
     The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).
     Recurring revenues consist of Intersourcing revenues, maintenance revenues and, to a lesser extent, subscription revenues. Intersourcing revenues are derived from the Intersourcing Offering which is a bundled offering that includes the right to use the Company’s UltiPro product (and complementary products, where applicable), hosting services and the right to upgrades for such products as well as telephone support (which represents the maintenance component of the bundled offering). Maintenance revenues (excluding the component embedded in the bundled Intersourcing Offering) are derived from license sales, representing the right to upgrades and telephone support. Subscription revenues are derived from PEPM fees generated by third-party business service providers.
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
     Total revenues, consisting of recurring, services and license revenues, increased 18.7% to $41.5 million for the three months ended June 30, 2008 from $35.0 million for the three months ended June 30, 2007, and 18.8% to $85.0 million for the six months ended June 30, 2008 from $71.5 million for the six months ended June 30, 2007.
     Recurring revenues increased 20.4% to $25.4 million for the three months ended June 30, 2008 from $21.1 million for the three months ended June 30, 2007, and 26.0% to $51.1 million for the six months ended June 30, 2008 from $40.5 million for the six months ended June 30, 2007. The increases for the three and six months ended June 30, 2008 were primarily due to increases in Intersourcing revenues and, to a lesser extent, maintenance revenues, partially offset by a decrease in subscription revenues, as described below:
a)	Intersourcing revenues increased 48.6% and 53.6% for the three and six months ended June 30, 2008, respectively, in comparison to the same periods of 2007, primarily due to the continued growth of the Intersourcing Offering, which comprises the majority of unit sales. The increase is based on the revenue impact of incremental units that have gone Live since June 30, 2007, including both UltiPro and, to a lesser extent, complementary products such as UltiPro Time and Attendance (“UTA”) and Recruitment. Intersourcing revenues from the Workplace solution in 2008 also contributed to the year-over-year growth, particularly since this solution was introduced after June 30, 2007. Recognition of recurring revenues for Intersourcing sales commences upon Live date. The Company’s retention rate of 97% for existing Intersourcing customers also contributed to the growth in Intersourcing revenues.

b)	Maintenance revenues from license sales increased 10.9% and 11.8% for the three and six months ended June 30, 2008, respectively, in comparison to the same periods of 2007, due to additional maintenance fees resulting from cumulative net increases in the customer base subsequent to June 30, 2007 due to incremental license sales since such date. Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually. The Company’s retention rate of approximately 96% for existing customers’ annual maintenance renewals in the three and six months ended June 30, 2008 combined with the annual price increases that typically accompany renewals also contributed to the increase in maintenance revenues.

c)	The impact on recurring revenues of units sold under the Intersourcing Offering (as compared to the typical immediate impact on license revenues of licensed units sold) has been and is expected to be a gradual increase from one period to the next, based on the incremental effect of revenue recognition of the Intersourcing fees over the terms of the related contracts as sales in backlog go Live.

d)	Recurring subscription revenues decreased 73.1% and 46.8% for the three and six months ended June 30, 2008, respectively, in comparison to the same periods of 2007, due to the termination of the Company’s agreement with Ceridian Corporation, as amended, on March 9, 2008, at which time the related revenue recognition ended.
     Services revenues increased 16.8% to $13.2 million for the three months ended June 30, 2008 from $11.3 million for the three months ended June 30, 2007, and 16.3% to $27.3 million for the six months ended June 30, 2008 from $23.5 million for the six months ended June 30, 2007. The increases for the three and six months ended June 30, 2008 were mainly due to an increase in implementation revenues principally attributable to additional billable hours stemming from an increase in the number of revenue-generating consultants (in response to incremental units sold), revenues recognized for the implementation of the new Workplace sales, and, to a lesser extent, an increase in the blended net rate per hour.
Cost of Revenues
     Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain reimbursable out-of-pocket expenses, discussed below. Cost of license revenues primarily consists of fees payable to third parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality. The Company pays a distribution license fee to a third-party provider for report writing software used in conjunction with UltiPro. When UltiPro licenses are sold with this software or the add-on UTA product, customers pay the Company on a per user basis for the license rights to such third-party software.
     Total cost of revenues (including $0.6 million and $1.6 million in stock-based compensation expense for the three and six months ended June 30, 2008, respectively, as compared to $0.4 million and $1.2 million for the three and six months ended June 30, 2007, respectively) increased 21.7% to $18.0 million for the three months ended June 30, 2008 from $14.8 million for the three months ended June 30, 2007, and 17.0% to $36.3 million for the six months ended June 30, 2008 from $31.0 million for the six months ended June 30, 2007.
     Cost of recurring revenues increased 27.8% to $7.0 million for the three months ended June 30, 2008 from $5.5 million for the three months ended June 30, 2007 and 23.2% to $13.5 million for the six months ended June 30, 2008 from $11.0 million for the six months ended June 30, 2007. The $1.5 million and $2.5 million increases in cost of recurring revenues for the three and six months ended June 30, 2008, respectively (which included stock-based compensation expense of $0.2 million and $0.5 million for the three and six months ended June 30, 2008, respectively, as compared to $0.1 million and

$0.3 million for the three and six months ended June 30, 2007, respectively), were primarily due to the increases in both Intersourcing costs and maintenance costs. The increase in the Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales, including increased labor costs and higher operating costs such as increased third-party royalty fees for UTA sales and depreciation and amortization of related computer equipment supporting the hosting operations. In addition, there was increased amortization for UltiPro Canadian HR/payroll (“UltiPro Canada”) due to the general release of UltiPro Canada in the fourth quarter of 2007. The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers served.
     Cost of services revenues increased 16.5% to $10.6 million for the three months ended June 30, 2008 from $9.1 million for the three months ended June 30, 2007, and 12.9% to $21.9 million for the six months ended June 30, 2008 from $19.4 million for the six months ended June 30, 2007. The increases in cost of services revenues for the three and six month periods ended June 30, 2008 (which included stock-based compensation expense of $0.4 million and $1.1 million for the three and six months ended June 30, 2008, respectively, as compared to $0.3 million and $0.9 million for the three and six months ended June 30, 2007, respectively), were primarily due to an increase in costs of implementation, mainly labor costs associated with growing the implementation infrastructure (predominantly billable consultants) to accommodate the growth in unit sales.
     Cost of license revenues increased 75.1% to $464 thousand for the three months ended June 30, 2008 from $265 thousand for the three months ended June 30, 2007, and increased 32.3% to $892 thousand for the six months ended June 30, 2008 from $674 thousand for the six months ended June 30, 2007. The increases in cost of license revenues for the three and six months ended June 30, 2008 as compared to the same periods in 2007 were primarily due to increased royalty fees due to the increased sales of UTA products and increased amortization for capitalized software resulting from the general release of UltiPro Canada in the fourth quarter of 2007 and the commencement of the related amortization.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 33.1% to $11.2 million for the three months ended June 30, 2008 from $8.4 million for the three months ended June 30, 2007 and 33.9% to $23.1 million for the six months ended June 30, 2008 from $17.2 million for the six months ended June 30, 2007. The increases in sales and marketing expenses for the three and six month periods ended June 30, 2008 (including $1.6 million and $3.6 million, respectively, of stock-based compensation expense as compared to $0.9 million and $2.1 million of stock-based compensation expense for the three and six months ended June 30, 2007, respectively) were primarily due to increased labor and related costs attributable to hiring additional direct sales force personnel (particularly for the Company’s Workplace solution) and higher sales commissions principally related to increased Intersourcing sales. Marketing expenses associated with the investment in the Workplace solution also increased from the same periods in the prior year. Commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped. Commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the Intersourcing revenue recognition.

Research and Development
     Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 39.6% to $9.3 million for the three months ended June 30, 2008 from $6.7 million for the three months ended June 30, 2007, and 31.4% to $18.2 million for the six months ended June 30, 2008 from $13.8 million for the six months ended June 30, 2007. The increases in research and development expenses for the three and six month periods ended June 30, 2008 (including $0.4 million and $0.9 million, respectively, of stock-based compensation expense as compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2007, respectively) were principally due to higher labor costs related to the ongoing development of UltiPro and complementary products, including the impact of increased staffing costs (from additional headcount) and increased third-party consulting costs, and, to a lesser extent, a net reduction in capitalized labor costs. Capitalization for UltiPro Canada ended in November 2007 upon its general release and certain labor costs were capitalized in the three and six months ended June 30, 2008 in relation to a new product offering referred to as Onboarding which is a product that handles certain human resources functionality for new hires of a company, and has an expected general release toward the end of 2008 upon its full integration with UltiPro.
General and Administrative
     General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses for the three months ended June 30, 2008 increased 35.4% to $4.4 million from $3.3 million for the three months ended June 30, 2007 and 29.9% to $8.7 million for the six months ended June 30, 2008 from $6.7 million for the six months ended June 30, 2007. The increases for the three and six months ended June 30, 2008 (including $1.0 million and $1.9 million of stock-based compensation expense, respectively, and $46 thousand and $0.1 million, of amortization of acquired intangible assets, respectively, as compared to $0.4 million and $0.8 million of stock-based compensation expense and $0.1 million and $0.1 million of amortization of acquired intangible assets for the three and six months ended June 30, 2007, respectively) were primarily due to additional labor and related costs (including additional personnel costs to support the Company’s growth) and, to a lesser extent, an increase in the provision for doubtful accounts.
Interest Expense and Other
     Interest expense and other of $61 thousand and $140 thousand for the three and six months ended June 30, 2008, respectively, was comparable to interest expense and other during the same period in the prior year ($53 thousand and $100 thousand for the three and six months ended June 30, 2007, respectively).
Other Income, Net
     Other income, net, decreased to $222 thousand for the three months ended June 30, 2008 from $4.8 million for the three months ended June 30, 2007 and to $579 thousand for the six months ended June 30, 2008 from $5.2 million for the six months ended June 30, 2007. The decreases reflect a non-recurring settlement fee of $4.4 million, net of related costs, resulting from the early termination of a multi-year business arrangement with one of our business partners that decided to exit the payroll business during the second quarter of 2007. There were also slight decreases in interest income for the three and six months ended June 30, 2008 compared to the same periods in 2007, primarily due to less cash, cash equivalents and marketable securities and, to a lesser extent, a slight decrease in interest rates.
Income Taxes
     Income taxes for the three and six months ended June 30, 2008 included a benefit of $0.6 million and $0.4 million, respectively. Income taxes for the three and six months ended June 30, 2007 were $85 thousand and $115 thousand, respectively, mostly related to alternative minimum income taxes. Net operating loss carryforwards available at December 31, 2007, expiring at various times from 2011 through 2027 and which are available to offset future taxable income, approximated $71.9 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Additionally, utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources
     In recent years, the Company has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.
     As of June 30, 2008, the Company had $25.9 million in cash, cash equivalents and total investments in marketable securities, reflecting a net decrease of $9.9 million since December 31, 2007. This $9.9 million decrease was mainly due to the use of $13.2 million in cash for Common Stock repurchases (net of proceeds from the issuance of Common Stock from stock option exercises) during the six months ended June 30, 2008 which were made pursuant to the Company’s previously announced stock repurchase plan, an increase in capital expenditures, including cash purchases of property and equipment, and principal payments on financed equipment, totaling $9.4 million and increased capitalized software costs of $0.9 million, partially offset by cash generated from operations of $13.5 million during the six months ended June 30, 2008.
     Net cash provided by operating activities was $13.5 million for the six months ended June 30, 2008 as compared to $14.4 million for the six months ended June 30, 2007. The $0.9 million decrease was primarily due to a decrease in operating results primarily attributable to a non-recurring settlement fee of $4.3 million, net of related costs and taxes, in the second quarter of 2007, resulting from the early termination of a multiyear business arrangement with one of our business partners that decided to exit the payroll business. Prepaid commissions tied to Intersourcing sales increased in correlation with increased Intersourcing unit sales. As Intersourcing customers go Live, the related commission expense is recognized over the contract term, in conjunction with the corresponding Intersourcing recurring revenues. Partially offsetting the decrease in cash from lower operating results and higher prepaid Intersourcing commissions was an increase in accounts payable of $3.6 million.
     Net cash provided by investing activities was $4.4 million for the six months ended June 30, 2008 as compared to net cash used in investing activities of $6.2 million for the six months ended June 30, 2007. The increase of $10.6 million from the comparable period in 2007 resulted from an increase in cash provided from the maturities of marketable securities (net of purchases) of $15.2 million, partially offset by an increase in cash purchases of property and equipment of $4.6 million.
     Net cash used in financing activities was $14.5 million for the six months ended June 30, 2008 as compared to $4.8 million for the six months ended June 30, 2007. The $9.7 million increase in net cash used in financing activities was primarily related to a $10.0 million increase in repurchases of Common Stock pursuant to the Company’s stock repurchase plan, partially offset by an increase of $0.4 million of proceeds from the issuance of Common Stock resulting from stock option exercises.
     Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of June 30, 2008 and December 31, 2007, were 70 days and 66 days, respectively. The increase in DSO’s of 4 days compared to December 31, 2007 was primarily related to increased Intersourcing unit sales. The increase in deferred revenues from Intersourcing unit sales creates a corresponding increase in accounts receivable in relation to contracted upfront fees and PEPM fees due within a short period of time from the contract date, which contributed to the increase in DSO’s.
     Deferred revenues were $53.2 million at June 30, 2008, as compared to $51.7 million at December 31, 2007. The increase of $1.5 million in deferred revenues for 2008 was primarily due to increased Intersourcing unit sales and an increase in deferred services, partially offset by a decrease in deferred maintenance as revenues recognized exceeded the billings, which is consistent with the prior year comparable period. Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to Intersourcing.

     The Company believes that cash and cash equivalents, investments in marketable securities and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that have a current, or are reasonably likely to have a future, material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.
Quarterly Fluctuations
     The Company’s quarterly revenues and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. The Company’s operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development and sales and marketing), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors, capital spending patterns of the Company’s customers and fluctuations in time to Live. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A significant change in the revenue mix (between Intersourcing and license unit sales) could cause the quarterly results to differ considerably. A drop in near term demand for the Company’s products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that the Company will be able to be profitable on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, period-to-period comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.
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
     Market risks. The Company manages market risks in accordance with its investment guideline objectives, including:
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
     The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Interest on the Credit Facility is based on Prime Rate per annum. Because of the Company’s existing cash position and its expected cash flows from operations, the Company chose not to renew the Credit Facility upon its expiration. The Company was charged a weighted average interest rate of 6.5% per annum during the second quarter of 2008 under the Credit Facility. As of June 30, 2008, there was no amount outstanding under the Credit Facility’s Revolver and $0.1 million outstanding under the Credit Facility’s Equipment Loan, with no future availability to draw on the Equipment Loan and payment of the outstanding balance of such Equipment Loan due on or before December 31, 2008.
     As of June 30, 2008, total investments in available-for-sale marketable securities were $5.1 million. The Company is subject to financial market risks, including changes in interest rates and in the valuations of its investment portfolio. Changes in interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.
     Interest rate risk. As of June 30, 2008, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 3.2% per annum). In addition, the Credit Facility’s Equipment Loan is based on a variable interest rate.

     To illustrate the potential impact of changes in interest rates, the Company has performed an analysis based on its June 30, 2008 unaudited condensed consolidated balance sheet and assuming no changes in its investment and borrowing structure. Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of the Company’s total portfolio of approximately $14 thousand over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of the Company’s total portfolio of approximately $14 thousand over the next 12 months.

ITEM 4.	Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
     (b) Changes in internal control over financial reporting. There have been no changes during the quarter ended June 30, 2008 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
     A description of the risk factors associated with our business is set forth below. This description supersedes the risk factors previously disclosed in Exhibit 99.1, “Risk Factors,” of the Company’s Form 10-K defined on page 15.
     This Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in the Company’s filings with the Securities and Exchange Commission. Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-Q, including the following disclosures. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We may be adversely affected by substantial quarterly fluctuations in our revenues and operating results.
     Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Our quarterly operating results may fluctuate as a result of a number of factors, including:
•	Variations in the mix of revenues;

•	Increased expenses (especially as they relate to product development and sales and marketing);

•	Timing of product releases:

•	Increased competition;

•	Announcements of new products by us or our competitors;

•	Capital spending patterns of our customers; and

•	A drop in near-term demand for our products.
     We establish our expenditure levels based upon our expectations as to future revenues. If revenue levels are below expectations, expenses can be disproportionately high. While sales production could be at our level of expectations, a variation in the mix of revenues (i.e., a shift from expected license sales to Intersourcing sales) could cause the immediate reported revenues to be lower than expected. This is based on the method of accounting for Intersourcing sales, which recognizes the revenue over the initial contract term after the first live payroll is processed by the customer (also referred to as the “Live” date) as opposed to a license sale which (if all relevant accounting requirements are met) typically recognizes the entire license fee upon delivery. Our operating results for previous fiscal quarters are not necessarily indicative of our operating results for the full fiscal years or for any future periods. We believe that, due to the underlying factors for quarterly fluctuations, quarter-to-quarter comparisons of our operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.
Due to the method of accounting for Intersourcing sales, a change in the period of the time from contract date to the Live date (“Time to Live”) could negatively impact the amount of recurring revenues recognized in a reporting period.
     Sales production, as it pertains to sales of Intersourcing units, is not reflected in recurring revenues and related variable costs in the Company’s consolidated statements of operations until the related customer goes Live (as discussed above). In its internal business model, the Company makes certain assumptions, among other things, with respect to future sales production, revenue growth, variable costs, personnel costs and other operating expenses.
     The Company’s expectations for recurring revenue growth are typically established based on combinations of actual Intersourcing sales production (for those units that have been previously sold but have not yet gone Live, or “Backlog”) and expected future Intersourcing sales production, together with expectations as to the Time to Live. Estimates for Time to Live are usually based on (i) specific estimates (for certain Backlog sales) provided by our field personnel, which estimates include factors and assumptions that are not within the control of our field personnel; and (ii) estimates for Time to Live for other Intersourcing sales (including Backlog sales without specific estimates at that point in time), as well as expected sales), which are typically based on assumptions derived from our historical Time to Live periods. Factors that could impact the Time to Live include, but are not limited to, customer size (as larger customers may have longer implementations, tend to go Live on more UltiPro features and have more interface and integration requirements), or the number of complementary products sold in addition to UltiPro to a single customer, which, in some cases involve customers’ desires to go Live on all products at once, as opposed to UltiPro first, followed by complementary products.
     To the extent there are changes in the underlying assumptions which drive the Company’s expected revenue growth from Intersourcing sales, which include, but are not limited to, actual sales production achieved, changes in Time to Live, our recurring revenues, as reported in our consolidated statements of operations, could differ materially from levels we expected to achieve.
Our quarterly revenues and operating results may be negatively impacted by seasonality, especially in the first fiscal quarter of each year.
     In past years, sales production in the first fiscal quarter has been lower than in the other fiscal quarters of those years. While we are unable to quantify the impact of seasonality on our business, particularly in the first quarter of a fiscal year, we believe that seasonality has been a contributing factor. Our business, operating results and financial condition may be affected by such trends in the future. This seasonality is expected to continue.
     We believe the impact of seasonality on our business is due to a number of factors, including the reduced availability of certain key personnel of potential customers due to their involvement in the year-end payroll process that occurs in the first fiscal quarter. The seasonal trends that we have experienced in the past are expected to continue in the foreseeable future.
Adverse changes in general economic or political conditions could adversely affect our operating results.
     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, the direction and relative strength of the U.S. economy has recently been increasingly uncertain due to softness in the housing markets, rising oil prices, difficulties in the financial services sector and continuing geopolitical uncertainties. If economic growth in the U.S. and other countries’ slows, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.
Our failure to maintain and increase acceptance of UltiPro, which accounts for substantially all of our revenues, could cause a significant decline in our revenues.
     Currently, the UltiPro product, including the core UltiPro and complementary or “add-on” products, and related services account for substantially all of our revenues. Our future success depends on maintaining and increasing acceptance of UltiPro, including Intersourcing (our hosting service through which we offer the hardware, infrastructure, ongoing maintenance and backup services for our customers), and related services. Any decrease in the demand for UltiPro would have a material adverse effect on our business, operating results and financial condition.
A systems failure or other service interruption at either of the data centers managed by Quality Technology Services (“QTS”) and used for our hosting services could result in substantial expense to us, loss of customers and claims by our customers for damages caused by any losses they incur.
     We offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers at two data centers which are owned and operated by QTS—one in Atlanta, Georgia and another one in Miami, Florida.

     These hosting services, which we refer to as Intersourcing, must be able to be reliably operated on a 24 hours per day, seven days per week basis without interruption or data loss. The success of Intersourcing depends on our ability to protect the infrastructure, equipment and customer data files against damage from:
•	Human error;

•	Natural disasters;

•	Power loss or telecommunication failures;

•	Sabotage or other intentional acts of vandalism; and

•	Unforeseen interruption or damages experienced in moving hardware to a new location.
We perform a daily backup of our customer data which is stored offsite of the data centers. However, the occurrence of one of the above listed events or other unanticipated problems at either of the data centers could:
•	Result in interruptions in the services we provide to our customers, during which time our customers may be unable to retrieve their data;

•	Require us to spend substantial amounts of money replacing existing equipment and/or purchasing services from an alternative data center;

•	Cause existing customers to cancel their contracts;

•	Cause our customers to seek damages for losses incurred; or

•	Make it more difficult for us to attract new customers.
If our direct sales force is not successful, we may be unable to achieve significant revenue growth in the future.
     We sell our products and services primarily through a direct sales force. Our ability to achieve significant revenue growth in the future will depend upon the success of our direct sales force and our ability to adapt our sales efforts to address the evolving markets for our products. If our direct sales force does not perform as expected, our revenues could suffer.
If we are not able to successfully recruit personnel, our revenues could be negatively affected.
     Our ability to achieve significant revenue growth in the future will also depend on our success in recruiting, training and retaining sufficient sales, marketing, professional services, product development and other personnel.
Rapid technological changes and the introduction of new products and enhancements by new or existing competitors could undermine our current market position.
     The market for our products is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements and changing industry standards. The life cycles of our products are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors could undermine our current market position. Our growth and future success will depend, in part, upon our ability to:

•	Enhance our current products and introduce new products in order to keep pace with products offered by our competitors;

•	Adapt to technological advancements and changing industry standards; and

•	Expand the functionality of our products to address the increasingly sophisticated requirements of our customers.
     We may not have sufficient resources to make the necessary investments and we may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products or enhancements. In addition, our products or enhancements may not meet the increasingly sophisticated customer requirements of the marketplace or achieve market acceptance at the rate we expect, or at all. Any failure by us to anticipate or respond adequately to technological advancements, customer requirements and changing industry standards, or any significant delays in the development, introduction or availability of new products or enhancements, could undermine our current market position.
Our current and future competitors include companies with greater financial, technical and marketing resources than we have and if we are unable to compete successfully with other businesses in our industry or with in-house systems developed by potential customers, our profitability will be adversely affected.
     Our future success will depend significantly upon our ability to increase our share of our target market, to maintain and increase our recurring revenues from new and existing customers and to sell additional products, product enhancements, maintenance and support services and training and consulting services to existing and new customers. The human resource management and payroll market is intensely competitive. Ultimate Software’s competitors include:
•	Large service bureaus, primarily Automatic Data Processing, Inc. (ADP) and, to a lesser extent, Ceridian Corporation;

•	A number of companies, such as PeopleSoft/Oracle, Lawson and Kronos, that offer human resource management and payroll software products for use on mainframes, client/server environments and/or Web servers; and

•	The internal payroll/human resources departments of potential customers which use custom-written software.
     Our competitors may develop products that are superior to our products or achieve greater market acceptance. Many of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. We believe that existing competitors and new market entrants will attempt to develop in-house systems that will compete with our products. We may be unable to compete successfully against current or future competitors. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.
The loss of the services of one or more of our key employees could negatively affect our ability to implement our business strategy.
     Our success depends to a significant extent upon a limited number of members of senior executive management and other key employees, including Scott Scherr, our Chairman of the Board, President and Chief Executive Officer. We do not have employment contracts with any of our key personnel other than a confidentiality agreement with Mr. Scherr. The loss of the service of one or more of our key employees could have a material adverse effect upon us. In addition, uncertainty created by turnover of our key employees could cause further turnover of our employees.

The potential growth of our business and expansion of our customer base may place a significant strain on our management and operations and we may be unable to manage that growth and expansion successfully.
     We expect to increase research and development, professional services, sales and marketing and administrative operations as and when appropriate to accommodate our growth plans. Accordingly, our future operating results will depend on the ability of our management and other key employees to continue to implement and improve our systems for operations, financial control and information management and to recruit, train, manage and retain our employee base. We cannot be certain that we will be able to manage any future growth successfully.
Our business relies heavily on the products of Microsoft, which may not always be compatible with our products, and we may be required to spend significant capital if businesses adopt alternative technologies that are incompatible with our products.
     Our software products are designed primarily to operate with Microsoft Corporation technologies and our strategy requires that our products and technology be compatible with new developments in Microsoft technology. Although we believe that Microsoft technologies are currently widely utilized by businesses of all sizes, we cannot be certain that businesses will continue to adopt such technologies as anticipated, will migrate from older Microsoft technologies to newer Microsoft technologies or will not adopt alternative technologies that are incompatible with our products. As a result, we may be required to develop new products or improve our existing products to be compatible with different technologies that may be used by our customers. We cannot be certain we will be able to adapt our product to any technologies other than Microsoft’s.
If our third-party software is not adequately maintained or updated, our sales could be materially adversely affected.
     Our products utilize certain software licensed to us by third-party software developers. Although we believe that there are alternatives for these products, any significant interruption in the availability of such third-party software could have a material adverse impact on our sales unless and until we can replace the functionality provided by these products. Additionally, we are, to a certain extent, dependent upon such third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. We may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated.
If we are unable to release annual or periodic updates on a timely basis to reflect changes in tax laws and regulations or other regulatory provisions applicable to our products, the market acceptance of our products may be adversely affected and our revenues could decline.
     Our products are affected by changes in tax laws and regulations and generally must be updated annually or periodically to maintain their accuracy and competitiveness. We cannot be certain that we will be able to release these annual or periodic updates on a timely basis in the future. Failure to do so could have a material adverse effect on market acceptance of our products. In addition, significant changes in tax laws and regulations or other regulatory provisions applicable to our products could require us to make a significant investment in product modifications, which could result in significant unexpected costs to us.

If we are unable to protect our proprietary rights against unauthorized third-party copying or use, our revenues or our methods of doing business could be negatively impacted.
     Our success is dependent in part on our ability to protect our proprietary rights. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We do not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. As a result, we cannot be certain that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. In addition, others may develop products that perform comparably to our proprietary products. Policing the unauthorized use of our products is difficult.
Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trademarks, copyrights or trade secrets or to determine the validity and scope of the proprietary rights of others; such litigation may be expensive and divert the attention of management.
     Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trademarks, copyrights or trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources and management attention.
     As is common in the software industry, from time to time we may become aware of third-party claims of infringement by our operations or products of third-party proprietary rights. While we are not currently aware of any such claim, our software products may increasingly be subject to such claims as the number of products and competitors in our industry grows, as the functionality of products overlaps and as the issuance of software patents becomes increasingly common. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.
Defects and errors in our software could affect market acceptance of our products.
     Software products such as those offered by us frequently contain undetected errors or failures when first introduced or as new versions are released. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may use these products. Despite extensive testing, from time to time we have discovered defects or errors in our products. Defects and errors may:
•	Cause delays in product introductions and shipments;

•	Result in increased costs and diversion of development resources;

•	Require design modifications; or

•	Decrease market acceptance of, or customer satisfaction with, our products.
     Despite testing by us and by current and potential customers, errors may be found after commencement of commercial shipments, which may result in loss of or delay in market acceptance.

Our software products may be vulnerable to break-ins and similar disruptive problems; addressing these issues may be expensive and require a significant amount of our resources.
     We have included security features in our products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, our software products may be vulnerable to break-ins and similar disruptive problems. Addressing these evolving security issues may be expensive and require a significant amount of our resources.
The sale and support of software products and the performance of related services by us entail the risk of product liability claims, which could significantly affect our financial results.
     Customers use our products in connection with the preparation and filing of tax returns and other regulatory reports. If any of our products contain errors that produce inaccurate results upon which users rely, or cause users to misfile or fail to file required information, we could be subject to liability claims from users. Our license agreements with our customers typically contain provisions intended to limit our exposure to such claims, but such provisions may not be effective in limiting our exposure. Contractual limitations we use may not be enforceable and may not provide us with adequate protection against product liability claims in certain jurisdictions. A successful claim for product or service liability brought against us could result in substantial cost to us and divert management’s attention from our operations.
Anti-takeover provisions in our certificate of incorporation and by-laws and under our Rights Agreement and Delaware law and our Change in Control Bonus Plans could substantially increase the cost to acquire us or prevent or delay a change in control and, as a result, negatively impact our stockholders and the price of our common stock.
     We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a Rights Agreement that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our Board of Directors. This could prevent us from being acquired. Our Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. This may prevent a stockholder from gaining control of our Board of Directors by electing members who are not supported by management.
     In addition, our certificate of incorporation grants our Board of Directors the authority to fix the rights, preferences and privileges of and issue up to 2,500,000 shares of preferred stock without stockholder approval. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third-party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock, that could have a material adverse effect on our stock price.
     We are also subject to the anti-takeover provisions of Section 203 of Delaware General Corporation Law. This section provides that a corporation may not engage in any business combination with any interested stockholder (as defined in that section) during the three-year period following the time that a stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change in control of our company.
     We have adopted two Amended and Restated Change in Control Bonus Plans. One plan provides for the payment of cash amounts to our three named executive officers, Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman, upon a “change in control” of Ultimate Software. The other plan provides for the payment of cash amounts in the event of a “change in control” to our employees, other than named executive officers, designated by the Compensation Committee of our Board of Directors. A “change in control” would occur if more than 50% of our Common Stock were acquired by a person or entity other than Ultimate Software or a subsidiary or employee benefit plan of ours. There are other conditions that could result in a change in control event such as a sale or transfer of all or substantially all of our assets or business. The aggregate amount of payment that may be made to all participants under the two Change in Control Bonus Plans may be as much as 6% of the gross consideration received by us or our stockholders in a change in control transaction. The Change in Control Bonus Plans could substantially increase the cost to acquire us.

The growth of the international operations of our business subjects us to additional risks associated with foreign operations.
     International operations are subject to risks associated with operating outside of the United States. Our international operations are new. During the fourth fiscal quarter of 2006, we began operating in the United Kingdom (through the acquisition of a foreign subsidiary) and Canada (through the formation of a wholly-owned Canadian subsidiary). The financial impact of our international operations to our overall business has been insignificant to date. However, over time, those international operations may grow and increase their significance to our business. Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad. If sales to any of our customers outside of the United States are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.
     Our international operations also increase our exposure to international laws and regulations. If we are unable to comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
     Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in our stock price and market capitalization, declining future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative impact on our results of operations.
Changes in, or interpretations of, accounting principles could result in unfavorable accounting changes.
     We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations. Changes in these rules or their interpretation could significantly change our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in accounting principles include, but are not limited to: software revenue recognition; accounting for stock-based compensation; accounting for income taxes; and accounting for business combinations and related goodwill.
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
     Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, or by changes in the valuation of our deferred tax assets and liabilities. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that these potential examinations will not have an adverse effect on our operating results and financial position.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchases of Equity Securities by the Issuer. On October 30, 2000, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of the Company’s outstanding Common Stock (the “Stock Repurchase Plan”).
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
     As of June 30, 2008, the Company had purchased 2,020,375 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 979,625 available for repurchase in the future. The details of Common Stock repurchases for the three months ended June 30, 2008 are as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
April 1- 30, 2008	—	—	1,786,875	1,213,125
May 1- 31, 2008	220,200	34.93	2,007,075	992,925
June 1- 30, 2008	13,300	37.53	2,020,375	979,625
Total	233,500	$35. 08	2,020,375	979,625

(1)	All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

ITEM 4.	Submission of Matters to a Vote of Security Holders
     The Company held its 2008 Annual Meeting of Stockholders on May 13, 2008. The principal business of the meeting was (i) to elect two directors to serve until the 2011 Annual Meeting of Stockholders or until their successors are duly elected and qualified and (ii) to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.
     The names of the nominees for directors whose terms expired at the 2008 Annual Meeting of Stockholders of the Company and who were elected to serve as directors until the 2011 Annual Meeting of Stockholders are as follows:

Nominee	For	Withheld Vote
LeRoy A. Vander Putten	21,694,703	3,841,052
Robert A. Yanover	21,694,703	3,841,052
     The names of each other director whose term of office as a director continues after the 2008 Annual Meeting of Stockholders and their respective term expirations are as follows:

Term Expires in 2009: Marc D. Scherr James A. FitzPatrick, Jr. Rick A. Wilber

Term Expires in 2010: Scott Scherr Alois T. Leiter
     The results of the vote to ratify KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 are as follows:

For	Against	Abstain	Broker Non-Votes

25,089,227	64,317	382,211	0

ITEM 6.	Exhibits

Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

*	Filed herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.
Date: August 11, 2008	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)