Form 10-Q
period 2008-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2008-11-10
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission file number:                                                      0-24347

THE ULTIMATE SOFTWARE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	65-0694077
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
or organization

2000 Ultimate Way, Weston, FL	33326
(Address of principal executive offices)	(Zip Code)

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

As of November 1, 2008, there were 24,438,838 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,278	$17,462
Short-term investments in marketable securities	8,516	17,120
Accounts receivable, net of allowance for doubtful accounts of $825 for 2008 and $700 for 2007	32,228	34,658
Prepaid expenses and other current assets	14,193	9,801
Deferred tax assets, net	3,516	3,516
Total current assets before funds held for customers	73,731	82,557
Funds held for customers	1,734	–
Total current assets	75,465	82,557
Property and equipment, net	22,694	18,238
Capitalized software, net	5,609	3,631
Goodwill	4,063	4,063
Long-term investments in marketable securities	–	1,298
Other assets, net	11,007	9,365
Long-term deferred tax assets, net	17,513	16,004
Total assets	$136,351	$135,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,034	$3,528
Accrued expenses	11,174	11,405
Current portion of deferred revenue	48,561	43,262
Current portion of capital lease obligations	1,891	2,002
Current portion of long-term debt	761	572
Total current liabilities before customer funds obligations	68,421	60,769
Customer funds obligations	1,727	–
Total current liabilities	70,148	60,769
Deferred revenue, net of current portion	8,366	8,446
Deferred rent	3,162	2,652
Capital lease obligations, net of current portion	1,234	1,991
Long-term debt, net of current portion	797	320
Total liabilities	83,707	74,178
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 26,748,771 and 26,219,789 shares issued in 2008 and 2007, respectively	267	262
Additional paid-in capital	160,821	143,913
Accumulated other comprehensive loss	(63)	(18)
Accumulated deficit	(53,883)	(50,371)
	107,142	93,786
Treasury stock, 2,175,475 and 1,452,375 shares, at cost, in 2008 and 2007, respectively	(54,498)	(32,808)
Total stockholders’ equity	52,644	60,978
Total liabilities and stockholders’ equity	$136,351	$135,156

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Recurring	$26,738	$22,174	$77,811	$62,720
Services	15,002	12,312	42,287	35,773
License	2,172	3,337	8,782	10,829
Total revenues	43,912	37,823	128,880	109,322

Cost of revenues:
Recurring	7,927	5,630	21,454	16,609
Services	12,751	10,066	34,630	29,439
License	463	352	1,355	1,026
Total cost of revenues	21,141	16,048	57,439	47,074
Gross profit	22,771	21,775	71,441	62,248
Operating expenses:
Sales and marketing	12,483	9,040	35,548	26,265
Research and development	9,912	7,107	28,090	20,941
General and administrative	4,697	3,645	13,398	10,345
Total operating expenses	27,092	19,792	77,036	57,551
Operating income (loss)	(4,321)	1,983	(5,595)	4,697

Other income (expense):
Interest expense and other	(33)	(61)	(173)	(161)
Other income, net	168	433	747	5,602
Total other income, net	135	372	574	5,441
Income (loss) before benefit (provision) for income taxes	(4,186)	2,355	(5,021)	10,138
Benefit (provision) for income taxes	1,135	–	1,509	(115)
Net income (loss)	$(3,051)	$2,355	$(3,512)	$10,023

Net income (loss) per share:
Basic	$(0.12)	$0.10	$(0.14)	$0.41
Diluted	$(0.12)	$0.09	$(0.14)	$0.36

Weighted average shares outstanding:
Basic	24,613	24,764	24,654	24,688
Diluted	24,613	27,692	24,654	27,577

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,512)	$10,023
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,108	5,070
Provision for doubtful accounts	1,325	1,075
Non-cash stock-based compensation expense	11,969	7,294
Deferred income taxes	(1,509)	–
Changes in operating assets and liabilities:
Accounts receivable	1,105	(3,555)
Prepaid expenses and other current assets	(3,197)	(1,620)
Other assets	(1,780)	(1,478)
Accounts payable	2,506	1,479
Accrued expenses and deferred rent	(721)	(1,323)
Deferred revenue	5,219	3,410
Net cash provided by operating activities	18,513	20,375

Cash flows from investing activities:
Purchases of marketable securities	(6,688)	(13,629)
Maturities of marketable securities	16,563	13,614
Net purchases of securities from customer funds	(1,734)	–
Capitalized software	(1,511)	(1,391)
Acquisition-related expenses	–	(24)
Purchases of property and equipment	(10,137)	(4,777)
Net cash used in investing activities	(3,507)	(6,207)

Cash flows from financing activities:
Repurchases of Common Stock	(21,690)	(18,962)
Principal payments on capital lease obligations	(1,598)	(1,452)
Net increase in customer fund obligations	1,727	–
Repayments of borrowings of long-term debt	(529)	(684)
Net proceeds from issuances of Common Stock	4,919	6,123
Net cash used in financing activities	(17,171)	(14,975)

Effect of exchange rate changes on cash	(19)	7
Net decrease in cash and cash equivalents	(2,184)	(800)
Cash and cash equivalents, beginning of period	17,462	16,734
Cash and cash equivalents, end of period	$15,278	$15,934

Supplemental disclosure of cash flow information:
Cash paid for interest	$57	$73
Cash paid for income taxes	$316	$–

Supplemental disclosure of non-cash financing activities:
- The Company entered into capital lease obligations to acquire new equipment totaling $730 and $2,289 for the nine months ended September 30, 2008 and 2007, respectively.
- The Company entered into an agreement to purchase certain source code from NOVAtime Technology, Inc., a third-party vendor, for $2.0 million, of which $1.0 million was paid during the nine months ended September 30, 2008.
- The Company entered into a 3 year financing agreement for hosting software maintenance with a third-party vendor for $1.2 million, of which no cash payments were made during the nine months ended September 30, 2008.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance, December 31, 2007	26,220	$262	$143,913	$(18)	$(50,371)	1,452	$(32,808)	$60,978
Net loss	–	–	–	–	(3,512)	–	–	(3,512)
Unrealized loss on investments in marketable securities available for sale	–	–	–	(26)	–	–	–	(26)
Unrealized loss on foreign currency translation	–	–	–	(19)	–	–	–	(19)
Comprehensive loss	–	–	–	–	–	–	–	(3,557)
Repurchases of Common Stock	–	–	–	–	–	723	(21,690)	(21,690)
Issuances of Common Stock from exercises of stock options	529	5	4,914	–	–	–	–	4,919
Non-cash stock-based compensation	–	–	11,994	–	–	–	–	11,994

Balance, September 30, 2008	26,749	$267	$160,821	$(63)	$(53,883)	2,175	$(54,498)	$52,644

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate Software” or the “Company”) provide end-to-end strategic human resources, payroll, and talent management solutions primarily to middle-market organizations with 200 to 15,000 employees. The Company reaches its customer base and target market through its direct sales force.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

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

During the second quarter of 2008, the Company introduced a new product, UltiPro Tax Filing, for its Workplace market, which the Company defines as businesses with 200 to 700 employees.  Tax filing services provided to Workplace customers through the Company’s UltiPro Tax Filing product are being sold directly by the Company to its Workplace customers only on a per employee per month (“PEPM”) basis in conjunction with UltiPro, its core product.  As a result of rolling out its new UltiPro Tax Filing product, the Company receives funds from its Workplace customers and holds such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  The Company holds Workplace customers’ tax filing deposits for the period between collection from Workplace customers and remittance to the applicable taxing authority.  These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2008.  The Company has reported the cash flows related to the purchases of overnight repurchase agreements backed by U.S. Treasury or U.S. Government Agency securities using funds received from Workplace UltiPro Tax Filing customers in the investing activities section of the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2008.  The Company has reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2008.  The associated PEPM fees for UltiPro Tax Filing are included in recurring revenues in the unaudited condensed consolidated statements of operations. Since UltiPro Tax Filing was introduced during the second quarter of 2008, the interest earned associated therewith was not material for the three and nine months ended September 30, 2008.

Recently Adopted Accounting Pronouncements

In January 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measures in financial statements.  SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP and emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price).  SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level.  On February 6, 2008, the Financial Accounting Standards Board (“FASB”) deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  The effect of the adoption of SFAS No. 157 is discussed in Note 4 – Investments in Marketable Securities and Fair Value of Financial Instruments.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is applied prospectively.  FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

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

4.           Investments in Marketable Securities and Fair Value of Financial Instruments

The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company has classified all investments in marketable securities as available-for-sale.  Securities available-for-sale consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Gains and losses on the sale of securities available-for-sale are determined using the specific identification method.  Included in accumulated other comprehensive loss is $37 thousand of unrealized losses on securities available-for-sale at September 30, 2008 and $11 thousand of unrealized losses on securities available-for-sale held at December 31, 2007.

The amortized cost and fair value of the Company’s investments in marketable securities available-for-sale at September 30, 2008 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Corporate debentures – bonds	$4,920	$–	$(37)	$4,883
Commercial paper	2,483	–	-	2,483
Certificates of deposit	500	–	-	500
Asset-backed securities	650	–	-	650
Total investments available-for-sale	$8,553	$–	$(37)	$8,516

The amortized cost and fair value of the fixed income securities by contractual maturity at September 30, 2008 are shown below (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$8,553	$8,516
	$8,553	$8,516

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

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value and subject to the disclosure requirements of SFAS No. 157 as of September 30, 2008 (in thousands):

		Quoted
		Prices in	Other	Un-
		Active	Observable	observable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Corporate debentures – bonds	$4,883	$—	$4,883	$—
Commercial paper	2,483	—	2,483	—
Certificates of deposit	500	500	—	—
Asset-backed securities	650	—	650	—
Total investments available-for-sale	$8,516	$500	$8,016	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of September 30, 2008 as short-term investments in marketable securities.  There were no financial liabilities accounted for at fair value and subject to the disclosure requirements of SFAS No. 157 as of September 30, 2008.

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

Property and equipment consist of the following (in thousands):

	As of	As of
	September 30, 2008	December 31, 2007
Property and equipment	$63,452	$52,611
Less: accumulated depreciation and amortization	40,758	34,373
	$22,694	$18,238

6.           Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist.  SFAS No. 142, “Goodwill and Other Intangible Assets,” also requires that intangible assets with finite useful lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As of September 30, 2008 and December 31, 2007, the balance of acquired intangibles, net of amortization, included in other assets on the Company’s unaudited condensed consolidated balance sheets was $0.6 million and $0.8 million, respectively.  The Company is currently amortizing its acquired intangible assets with finite useful lives over periods ranging from five to six years.

7.           Current and Long-term Debt

During the three months ended September 30, 2008, the Company entered into a 36 month financing agreement with a third-party vendor (“Financing Arrangement”) for the payment of annual software maintenance (covering the term of the agreement) related to hosting software used in the Company’s hosting data centers for its customers using the hosted offering for its software products (referred to as the “Intersourcing” offering).  The total obligation due under this agreement over the 36 month term is $1.2 million and is included in current and long-term debt. The first payment made under the agreement was made in the amount of $0.1 million (covering the three month period ended October 31, 2008) in October 2008, after which the Company will make 33 equal monthly installment payments until the termination of the agreement on July 31, 2011.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):
	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	24,613	24,764	24,654	24,688
Effect of dilutive equity instruments	–	2,928	–	2,889
Dilutive weighted average shares outstanding	24,613	27,692	24,654	27,577

Other common stock equivalents (i.e., stock options, restricted stock awards and stock units)
outstanding which are not included in the calculation
of diluted income (loss) per share because their impact is anti-dilutive

	5,889	179	5,889	634

Potential shares totaling 5,889,000 for the three and nine month periods ended September 30, 2008 were anti-dilutive due to the net loss in the respective periods; therefore, diluted earnings per share is the same as basic earnings per share for the respective periods.

9.           Comprehensive Income (Loss)

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

Comprehensive income (loss) for the periods presented was as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(3,051)	$2,355	$(3,512)	$10,023
Other comprehensive income (loss)
Unrealized gain (loss) on investments in
marketable securities available-for-sale	(50)	14	(26)	–
Unrealized gain (loss) on foreign currency
translation adjustments	(9)	1	(19)	6
Comprehensive income (loss)	$(3,110)	$2,370	$(3,557)	$10,029

10.           Foreign Currency

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while fixed assets and equity accounts are translated at historical rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated other comprehensive loss.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of operations. For the three months ended September 30, 2008, the Company had an unrealized translation loss of $9 thousand and for the nine months ended September 30, 2008, the Company had an unrealized translation loss of $19 thousand.  Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, is $26 thousand of unrealized translation losses at September 30, 2008 and $7 thousand of unrealized translation losses at December 31, 2007.

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

As of September 30, 2008, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,000,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,465,331 shares.  Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date.  Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest and become exercisable immediately on the grant date.  However, certain options granted to non-employee directors for services on the Board of Directors of the Company (the “Board”) during the period January 3, 2005 through July 2, 2007 are exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the 90th day after the date on which the director ceases to be a member of the Board or (iii) the effective date of a change in control of the Company.

Stock-Based Compensation

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Non-cash stock-based compensation expense:
Cost of recurring revenues	$191	$161	$689	$489
Cost of services revenues	479	330	1,565	1,242
Cost of license revenues	2	1	9	4
Sales and marketing	2,043	1,151	5,656	3,274
Research and development	316	213	1,257	753
General and administrative	924	701	2,793	1,532
Total non-cash stock-based compensation expense	$3,955	$2,557	$11,969	$7,294

Included in capitalized software in the Company’s unaudited condensed consolidated balance sheet at September 30, 2008 was an aggregate amount of $107 thousand in stock-based compensation related to capitalized software.  The amounts capitalized would have otherwise been charged to research and development expense.

Net cash proceeds from the exercise of stock options were $0.5 million and $4.9 million for the three and nine months ended September 30, 2008, respectively, and net cash proceeds from the exercise of stock options and warrants were $2.1 million and $6.1 million for the three and nine months ended September 30, 2007, respectively.  There was no income tax benefit realized from stock option exercises during the three and nine months ended September 30, 2008 and September 30, 2007.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2008 and September 30, 2007 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term (in years)	5.3	5.0	5.4	5.0
Volatility	39%	39%	39%	39%
Interest rate	3.38%	4.63%	3.21%	4.64%
Dividend yield	–	–	–	–
Weighted average fair value at grant date	$13.11	$12.67	$11.79	$10.80

Restricted Stock Awards

Under the provisions of the Plan, the Company may, at its discretion, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  The following table sets forth Restricted Stock Awards granted to officers, employees and non-employee directors for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Officers and employees	–	–	–	105,000
Non-employee directors	1,925	2,055	6,040	2,055

Included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 was $1.5 million and $4.6 million, respectively, of stock-based compensation expense for Restricted Stock Awards.  There was $0.7 million and $2.1 million of stock-based compensation expense for Restricted Stock Awards for the three and nine months ended September 30, 2007, respectively.

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

There were no grants of Stock Unit Awards during the three and nine months ended September 30, 2008.  There were no grants of Stock Unit Awards during the three months ended September 30, 2007.  During the nine months ended September 30, 2007, the Company granted an aggregate of 16,603 stock units to certain officers, of which none have been forfeited as of September 30, 2008.  Included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 was $19 thousand and $57 thousand, respectively, of stock-based compensation expense for Stock Unit Awards.  There was $19 thousand and $57 thousand of stock-based compensation expense for Stock Unit Awards for the three and nine months ended September 30, 2007, respectively.

Stock Option and Restricted Stock Activity

The following table summarizes stock option activity for the nine months ended September 30, 2008 (in thousands, except per share amounts):
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2007	4,547	$13.31	–	–
Granted	947	29.98	–	–
Exercised	(529)	9.30	–	–
Forfeited or expired	(39)	27.62	–	–
Outstanding at September 30, 2008	4,926	$16.84	6.21	$53,758

Exercisable at September 30, 2008	3,752	$13.49	5.36	$52,133

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008.  The amount of the aggregate intrinsic value changes based on the fair value of the Company’s Common Stock.  Total intrinsic value of options exercised was $0.6 million and $12.6 million for the three and nine months ended September 30, 2008, respectively, and $5.9 million and $18.5 million for the three and nine months ended September 30, 2007, respectively.  Total fair value of options vested during the three and nine months ended September 30, 2008 was $2.1 million and $6.6 million, respectively, and $1.0 million and $4.1 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, $9.1 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes restricted stock activity for the nine months ended September 30, 2008 (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding at December 31, 2007	911	$27.11
Granted	6	30.99
Vested	–	–
Forfeited or expired	–	–
Outstanding at September 30, 2008	917	$27.14

As of September 30, 2008, $8.6 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 2.2 years.  As of September 30, 2008, $0.1 million of total unrecognized compensation costs related to non-vested Stock Unit Awards is expected to be recognized over a weighted average period of 1.7 years.

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

The Company’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2008 (the “2007 Form 10-K”), have not significantly changed, except as noted in Part I, Item 1, Note 3 above in the Company’s Notes to Unaudited Condensed Financial Statements.

Executive Summary

Ultimate Software provides end-to-end strategic human resources, payroll, and talent management solutions primarily to middle-market organizations with 200 to 15,000 employees.

Ultimate Software’s UltiPro software (“UltiPro”) is a comprehensive Web-based solution designed to deliver the functionality businesses need to manage the employee life cycle, from recruiting and hiring to compensating and managing benefits to terminating, whether the customer’s processes are centralized at headquarters or distributed across multiple divisions or branch offices. UltiPro’s end-to-end functionality includes comprehensive online recruitment and onboarding tools, human resources (“HR”) and benefits management, a strong payroll engine, time and attendance management, workforce scheduling, on-line benefits enrollment, training management, performance and learning management, reporting and analytical decision-making tools, and a self-service Web portal for executives, managers, administrators, and employees.  Ultimate Software believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering managers and staff to analyze workforce trends for better decision making, to access critical information quickly and to perform routine business activities efficiently.

Ultimate Software’s software-as-a-service, branded “Intersourcing” (the “Intersourcing Offering”), provides Web access to comprehensive workforce management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. Intersourcing is available to companies primarily on a subscription basis (priced on a per employee per month, or “PEPM” basis) and is known in the industry as “software-as-a-service” (“SaaS”) and on-demand.  Ultimate Software believes that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing model, Ultimate Software provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at two data centers, one located in the Miami, Florida area and the other in the Atlanta, Georgia area.

The Company’s target market has primarily been middle-market organizations with 200 to 15,000 employees. The Company reaches its customer base and target market through its direct sales force. In late 2007, the Company began the expansion of its sales team to accommodate its new solution offering, branded “Workplace.”  Workplace is an offering of UltiPro, targeted for companies with 200 to 700 employees, and is a subscription-based SaaS solution that provides these medium-sized and smaller companies with nearly all the features that larger companies (which the Company refers to as “Enterprise” customers) have with UltiPro, plus a bundled service package.  Workplace is designed to give these relatively smaller customers a high degree of convenience since Ultimate Software handles system setup, business rules, and other situations for customers “behind the scenes,” and many companies of this size do not have IT staff on-premises to help with system issues.  Since the introduction of Workplace in late 2007, the Company has continued to invest in this solution. The Company’s sales force is segregated between sales associates who sell to Workplace customers (or the Workplace sales team) and sales associates who sell to the Company’s Enterprise customers (or the Enterprise sales team).

During the second quarter of 2008, the Company rolled out two new product offerings directed at its Workplace market.  Ultimate Software purchased the source code for a time and attendance solution from a third party during the second quarter of 2008.  The Company has rebranded this product as UltiPro Time Management for Workplace customers. In addition, Ultimate Software introduced UltiPro Tax Filing for its Workplace market (“Tax Filing” offering). Workplace product offerings are sold only on a subscription basis.

The Company’s main sources of revenues include sales from the Intersourcing Offering, sales of perpetual software licenses for UltiPro to customers who do not prefer a subscription-based arrangement (and the related annual maintenance) and sales of services (mostly implementation) related to both Intersourcing and license sales. Intersourcing revenues and maintenance revenues are the primary components of recurring revenues in the Company’s condensed consolidated statements of operations.

Since the introduction of the Intersourcing Offering in 2002, the revenue mix in the Company’s sales production has continued to favor Intersourcing. As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams.  Intersourcing sales include a one-time upfront fee, priced on a per-employee basis, and ongoing monthly fees, priced on a PEPM basis.  Revenue recognition for Intersourcing is triggered when the related customer processes its first live payroll (or goes “Live”).  When an Intersourcing customer goes Live, the related upfront fees are recognized as recurring subscription revenues ratably over the term of the related contract (typically 24 months) and the Company begins recognizing the associated ongoing monthly PEPM fees.

In connection with the Company’s business strategy, an internal financial metric used by the Company in measuring future financial performance is new annual recurring revenues (“ARR”).  ARR represent the expected one-year value from (i) new Intersourcing sales from the Company’s hosted model (including prorated one-time fees); (ii) maintenance revenues related to new software license sales; and (iii) recurring revenues from additional sales to Ultimate Software’s existing customer base.

New ARR attributable to sales during the three months ended September 30, 2008 were $10.8 million as compared to $7.1 million for the same period in 2007.  New ARR attributable to sales during the nine months ended September 30, 2008 were $29.3 million as compared to $20.1 million for the same period in 2007.  The main contributors to the increase in new ARR were new sales of the Company’s Intersourcing Offering, including sales of UltiPro (both Enterprise and Workplace) and complementary products (including prorated one-time fees).

Critical Accounting Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s critical accounting estimates, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2007 Form 10-K have not significantly changed through the date hereof.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2008		2007	2008		2007
Revenues:
Recurring	60.9%		58.6%	60.4%		57.4%
Services	34.2		32.6	32.8		32.7
License	4.9		8.8	6.8		9.9
Total revenues	100.0		100.0	100.0		100.0
Cost of revenues:
Recurring	18.1		14.9	16.6		15.2
Services	29.0		26.6	26.9		26.9
License	1.1		0.9	1.1		0.9
Total cost of revenues	48.2		42.4	44.6		43.0
Operating expenses:
Sales and marketing	28.4		23.9	27.5		24.0
Research and development	22.5		18.8	21.8		19.2
General and administrative	10.7		9.6	10.4		9.5
Total operating expenses	61.7		52.3	59.7		52.7
Operating income (loss)	(9.8)		5.3	(4.3)		4.3
Other income (expense):
Interest expense and other	(0.1)		(0.2)	(0.1)		(0.1)
Other income, net	0.4		1.1	0.5		5.1
Total other income, net	0.3		0.9	0.4		5.0
Income (loss) before income taxes	(9.5)		6.2	(3.9)		9.3
Benefit (provision) for income taxes	2.6		–	1.2		(0.1)
Net income (loss)	(6.9	) %	6.2%	(2.7	) %	9.2%

Revenues

The Company’s significant revenue recognition policies, as discussed in Note 3 to its 2007 Form 10-K, have not changed through the date hereof.

The Company’s revenues are derived from three principal sources: recurring revenues, services revenues and software licenses (“license revenues”).

Recurring revenues consist of Intersourcing revenues, maintenance revenues and, to a lesser extent, subscription revenues. Intersourcing revenues are derived from the Intersourcing Offering which is a bundled offering that includes the right to use the Company’s UltiPro product (and complementary products, where applicable), hosting services and the right to upgrades for such products as well as telephone support (which represents the maintenance component of the bundled offering). Both the Enterprise and Workplace sales teams contribute to Intersourcing sales production. Maintenance revenues (excluding the component embedded in the bundled Intersourcing Offering) are derived from license sales, representing the right to upgrades and telephone support. Subscription revenues are derived from PEPM fees generated by third party business service providers. License sales are generated by the Enterprise sales team only.

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

Total revenues, consisting of recurring, services and license revenues, increased 16.1% to $43.9 million for the three months ended September 30, 2008 from $37.8 million for the three months ended September 30, 2007, and 17.9% to $128.9 million for the nine months ended September 30, 2008 from $109.3 million for the nine months ended September 30, 2007.

Recurring revenues increased 20.6% to $26.7 million for the three months ended September 30, 2008 from $22.2 million for the three months ended September 30, 2007, and 24.1% to $77.8 million for the nine months ended September 30, 2008 from $62.7 million for the nine months ended September 30, 2007.  The increases for the three and nine months ended September 30, 2008 were primarily due to increases in Intersourcing revenues and, to a lesser extent, maintenance revenues, partially offset by a decrease in subscription revenues, as described below:

a)
Intersourcing revenues increased 46.3% and 50.9% for the three and nine months ended September 30, 2008, respectively, in comparison to the same periods of 2007, primarily due to the continued growth of the Intersourcing Offering, which comprised the majority of unit sales. The increase in Intersourcing revenues is based on the revenue impact of incremental units that have gone Live since September 30, 2007, including both UltiPro and, to a lesser extent, complementary products such as UltiPro Time and Attendance (“UTA”) and UltiPro Recruitment.  Intersourcing revenues from the Workplace solution in 2008 also contributed to the year-over-year growth, particularly since this solution was introduced after September 30, 2007.  Recognition of recurring revenues for Intersourcing sales commences upon Live date. The Company’s rolling twelve month retention rate of 97% for existing Intersourcing customers also contributed to the growth in Intersourcing revenues when combined with continued sales growth.

b)
Maintenance revenues from license sales increased 8.6% and 10.7% for the three and nine months ended September 30, 2008, respectively, in comparison to the same periods of 2007, due to additional maintenance fees resulting from cumulative net increases in the customer base subsequent to September 30, 2007 due to incremental license sales since such date.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.  The Company’s rolling twelve month retention rate of 97% for existing customers’ annual maintenance renewals in the three and nine months ended September 30, 2008, combined with the annual price increases that typically accompany annual renewals, also contributed to the increase in maintenance revenues.

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

d)
Recurring subscription revenues decreased 70.1% and 54.3% for the three and nine months ended September 30, 2008, respectively, in comparison to the same periods of 2007, due to the termination of the Company’s agreement with Ceridian Corporation effective March 9, 2008, at which time the related revenue recognition ended.

Services revenues increased 21.8% to $15.0 million for the three months ended September 30, 2008 from $12.3 million for the three months ended September 30, 2007, and 18.2% to $42.3 million for the nine months ended September 30, 2008 from $35.8 million for the nine months ended September 30, 2007. The increases for the three and nine months ended September 30, 2008 were mainly due to an increase in implementation revenues principally attributable to additional billable hours, implementation revenues recognized for the new Workplace sales, and, to a lesser extent, an increase in the blended net rate per hour.  The additional billable hours stemmed from additional hours worked by more revenue-generating consultants than in the prior year comparable period (as the Company hired more implementation personnel to accommodate the increased sales growth) as well as additional hours worked by third-party implementation partners (“IP’s”).

License revenues decreased 34.9% to $2.2 million for the three months ended September 30, 2008 from $3.3 million for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, license revenues decreased 18.9% to $8.8 million from $10.8 million for the nine months ended September 30, 2007.  The decreases in both the three and nine month periods ended September 30, 2008 were principally due to a reduced number of new license units sold as more customers chose the Company’s subscription-based Intersourcing Offering.

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

Total cost of revenues (including $0.7 million and $2.3 million in stock-based compensation expense for the three and nine months ended September 30, 2008, respectively, as compared to $0.5 million and $1.7 million for the three and nine months ended September 30, 2007, respectively) increased 31.7% to $21.1 million for the three months ended September 30, 2008 from $16.0 million for the three months ended September 30, 2007, and 22.0% to $57.4 million for the nine months ended September 30, 2008 from $47.1 million for the nine months ended September 30, 2007.

Cost of recurring revenues increased 40.8% to $7.9 million for the three months ended September 30, 2008 from $5.6 million for the three months ended September 30, 2007 and 29.2% to $21.5 million for the nine months ended September 30, 2008 from $16.6 million for the nine months ended September 30, 2007.  The $2.3 million and $4.9 million increases in cost of recurring revenues for the three and nine months ended September 30, 2008, respectively (which included stock-based compensation expense of $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, as compared to $0.2 million and $0.5 million for the three and nine months ended September 30, 2007, respectively), were primarily due to the increases in both Intersourcing costs and maintenance costs.  The increase in Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales, including increased labor costs and higher operating costs such as increased third-party royalty fees for UTA sales, depreciation and amortization of related computer equipment supporting the hosting operations and increased hosting data center costs.  In addition, there was increased amortization for UltiPro Canadian HR/payroll (“UltiPro Canada”) due to the general release of UltiPro Canada in the fourth quarter of 2007 and the resulting commencement of the amortization of the capitalized costs.  The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers in the Company’s base.

Cost of services revenues increased 26.7% to $12.8 million for the three months ended September 30, 2008 from $10.1 million for the three months ended September 30, 2007, and 17.6% to $34.6 million for the nine months ended September 30, 2008 from $29.4 million for the nine months ended September 30, 2007. The increase in cost of services revenues for the three-month period ended September 30, 2008 (which included stock-based compensation expense of $0.5 million for the three months ended September 30, 2008, as compared to $0.3 million for the three months ended September 30, 2007) was primarily due to an increase in costs of implementation.  The implementation cost increase for the three-month period was mainly attributable to labor costs associated with growing the implementation infrastructure (predominantly billable consultants) to accommodate the overall growth in unit sales and, to a lesser extent, increased costs for third-party IP’s which correlate with the increased implementation revenues generated from the work performed by IP’s.  The increase in cost of services revenues for the nine month period ended September 30, 2008 (which included stock-based compensation expense of $1.6 million for the nine months ended September 30, 2008, as compared to $1.2 million for the nine months ended September 30, 2007), was primarily due to an increase in costs of implementation and, to a lesser extent, an increase in training costs.  The increases in implementation costs and training costs were primarily labor costs associated with the growth in the Intersourcing operations (including the growth in Enterprise and Workplace unit sales).

Cost of license revenues increased 31.5% to $463 thousand for the three months ended September 30, 2008 from $352 thousand for the three months ended September 30, 2007, and increased 32.1% to $1.4 million for the nine months ended September 30, 2008 from $1.0 million for the nine months ended September 30, 2007.   The increases in cost of license revenues for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 were primarily due to increased third-party royalty fees tied to increased sales of UTA products, and increased amortization for capitalized software resulting from the general release of UltiPro Canada in the fourth quarter of 2007 and the commencement of the related amortization.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 38.1% to $12.5 million for the three months ended September 30, 2008 from $9.0 million for the three months ended September 30, 2007 and 35.3% to $35.5 million for the nine months ended September 30, 2008 from $26.3 million for the nine months ended September 30, 2007. The increases in sales and marketing expenses for the three and nine month periods ended September 30, 2008 (including $2.0 million and $5.7 million, respectively, of stock-based compensation expense as compared to $1.2 million and $3.3 million of stock-based compensation expense for the three and nine months ended September 30, 2007, respectively) were primarily due to increased labor and related costs attributable to hiring additional direct sales force personnel (particularly for the Company’s Workplace solution) and higher sales commissions principally related to increased Intersourcing sales. Marketing expenses associated with the investment in the Workplace solution also increased from the same periods in the prior year.  Commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped.  Commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the Intersourcing revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 39.5% to $9.9 million for the three months ended September 30, 2008 from $7.1 million for the three months ended September 30, 2007, and 34.1% to $28.1 million for the nine months ended September 30, 2008 from $20.9 million for the nine months ended September 30, 2007.  The increases in research and development expenses for the three and nine month periods ended September 30, 2008 (including $0.3 million and $1.3 million, respectively, of stock-based compensation expense as compared to $0.2 million and $0.8 million for the three and nine months ended September 30, 2007, respectively) were principally due to higher labor costs related to the ongoing development of UltiPro and complementary products, including the impact of increased staffing costs (from additional headcount) and increased third-party consulting costs, and, to a lesser extent, a net reduction in capitalized labor costs. Capitalization of costs for UltiPro Canada ended in November 2007 (upon its general release) and certain labor costs were capitalized in the three and nine months ended September 30, 2008 in relation to a new product offering referred to as Onboarding which is a product that handles certain human resources functionality for new hires of a company, and has an expected general release toward the end of 2008 upon its full integration with UltiPro.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses for the three months ended September 30, 2008 increased 28.9% to $4.7 million from $3.6 million for the three months ended September 30, 2007 and 29.5% to $13.4 million for the nine months ended September 30, 2008 from $10.3 million for the nine months ended September 30, 2007.  The increases for the three and nine months ended September 30, 2008 (including $0.9 million and $2.8 million of stock-based compensation expense, respectively, and $46 thousand and $0.1 million, of amortization of acquired intangible assets, respectively, as compared to $0.7 million and $1.5 million of stock-based compensation expense and $0.1 million and $0.2 million of amortization of acquired intangible assets for the three and nine months ended September 30, 2007, respectively) were primarily due to additional labor and related costs (including additional personnel costs to support the Company’s growth) and, to a lesser extent, an increase in the provision for doubtful accounts.

Interest Expense and Other

Interest expense and other of $33 thousand and $173 thousand for the three and nine months ended September 30, 2008, respectively, was comparable to interest expense and other during the same period in the prior year ($61 thousand and $161 thousand for the three and nine months ended September 30, 2007, respectively).

Other Income, Net

Other income, net, decreased to $168 thousand for the three months ended September 30, 2008 from $433 thousand for the three months ended September 30, 2007 and to $747 thousand for the nine months ended September 30, 2008 from $5.6 million for the nine months ended September 30, 2007.  The decrease in the three month period ended September 30, 2008 was related to decreases in interest income primarily due to less cash, cash equivalents and marketable securities and a decrease in interest rates.  The decrease of $4.9 million for the nine month period ended September 30, 2008 reflects a non-recurring settlement fee of $4.4 million, net of related costs, resulting from the early termination of a multi-year business arrangement with one of the Company’s business partners that decided to exit the payroll business during the second quarter of 2007. There was also a decrease in interest income for the nine month period ended September 30, 2008 compared to the same period in 2007, due to less cash, cash equivalents and marketable securities and a decrease in interest rates.

Income Taxes

Income taxes for the three and nine months ended September 30, 2008 included a benefit of $1.1 million and $1.5 million, respectively.  There was no income tax provision for the three months ended September 30, 2007.  Income taxes for the nine months ended September 30, 2007 were $115 thousand, mostly related to alternative minimum income taxes.  Net operating loss carryforwards available at December 31, 2007, expiring at various times from 2011 through 2027 and which are available to offset future taxable income, approximated $71.9 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.  Additionally, utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources

In recent years, the Company has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of September 30, 2008, the Company had $23.8 million in cash, cash equivalents and total investments in marketable securities, reflecting a net decrease of $12.1 million since December 31, 2007.  This $12.1 million decrease was mainly due to the use of $16.8 million in cash for Common Stock repurchases (net of proceeds from the issuance of Common Stock from stock option exercises) during the nine months ended September 30, 2008 which were made pursuant to the Company’s previously announced stock repurchase plan, an increase in capital expenditures, including cash purchases of property and equipment, and principal payments on financed equipment, totaling $12.3 million and increased capitalized software costs of $1.5 million, partially offset by cash generated from operations of $18.5 million during the nine months ended September 30, 2008.

Net cash provided by operating activities was $18.5 million for the nine months ended September 30, 2008 as compared to $20.4 million for the nine months ended September 30, 2007.  Included in the 2007 nine-month period was a non-recurring settlement fee of $4.3 million, net of related costs and income taxes,  resulting from the early termination of a multiyear business arrangement with one of the Company’s business partners that decided to exit the payroll business.

Net cash used in investing activities was $3.5 million for the nine months ended September 30, 2008 as compared to $6.2 million for the nine months ended September 30, 2007.  The decrease of $2.7 million from the comparable period in 2007 was primarily attributable to an increase in cash provided from the maturities of marketable securities (net of purchases) of $8.1 million, partially offset by an increase in cash purchases of property and equipment of $5.4 million and, to a lesser extent, an increase in capitalized software costs of $0.1 million.

Net cash used in financing activities was $17.2 million for the nine months ended September 30, 2008 as compared to $15.0 million for the nine months ended September 30, 2007. The $2.2 million increase in net cash used in financing activities was primarily related to a $3.9 million increase in repurchases of Common Stock pursuant to the Company’s stock repurchase plan (including a decrease in proceeds from the issuance of Common Stock from stock option exercises), partially offset by an increase of $1.7 million of customer fund obligations from the Company’s UltiPro Tax Filing offering.

Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of September 30, 2008 and December 31, 2007, were 68 days and 76 days, respectively.  The decrease in DSO’s of 8 days compared to December 31, 2007 was primarily related to the decrease in accounts receivable.

Deferred revenues were $56.9 million at September 30, 2008, as compared to $51.7 million at December 31, 2007.  The increase of $5.2 million in deferred revenues for 2008 was primarily due to increased Intersourcing unit sales and an increase in deferred services, partially offset by a decrease in deferred maintenance as revenues recognized exceeded the billings, which is consistent with the prior year comparable period.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to Intersourcing.

The Company believes that cash and cash equivalents, investments in marketable securities, equipment financing and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

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

Forward-Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by the Company’s customers with the terms of their contracts with the Company, and other factors disclosed in this Quarterly Report on Form 10-Q and the 2007 Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Interest on the Equipment Loan under the Credit Facility is based on Prime Rate per annum. Because of the Company’s existing cash position and its expected cash flows from operations, the Company chose not to renew the Credit Facility upon its expiration.  The Company was charged a weighted average interest rate of 6.5% per annum during the third quarter of 2008 under the Credit Facility.  As of September 30, 2008, there was no amount outstanding under the Credit Facility’s Revolver and $40 thousand outstanding under the Credit Facility’s Equipment Loan, with no future availability to draw on the Equipment Loan and payment of the outstanding balance of such Equipment Loan due on or before December 31, 2008.

As of September 30, 2008, total investments in available-for-sale marketable securities were $8.5 million.  The Company is subject to financial market risks, including changes in interest rates and in the valuations of its investment portfolio.  Changes in interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities, as well as interest expense on borrowings under the Credit Facility.

Interest rate risk.  As of September 30, 2008, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 2.8% per annum).  In addition, the Credit Facility’s Equipment Loan is based on a variable interest rate.

To illustrate the potential impact of changes in interest rates, the Company has performed an analysis based on its September 30, 2008 unaudited condensed consolidated balance sheet and assuming no changes in its investment and borrowing structure.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of the Company’s total portfolio of approximately $31 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of the Company’s total portfolio of approximately $31 thousand over the next 12 months.

ITEM 4.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 and Rule 15d-15 promulgated under the Exchange Act.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended September 30, 2008 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.                      Risk Factors

A description of the risk factors associated with our business is set forth below. This description supersedes the risk factors previously disclosed in “Risk Factors,” Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2008.

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

Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Our quarterly operating results may fluctuate as a result of a number of factors, including:

▪	Variations in the mix of revenues;

▪	Increased expenses (especially as they relate to product development and sales and marketing);

▪	Timing of product releases:

▪	Increased competition;

▪	Announcements of new products by us or our competitors;

▪	Capital spending patterns of our customers; and

▪	A drop in near-term demand for our products.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions.  For example, the U.S. economy has recently been weakened due to softness in the housing and commercial real estate markets, difficulties in the financial services sector and other industry sectors and continuing geopolitical uncertainties.  If weakness in the economies of the U.S. and other countries persists, many customers may delay or reduce technology purchases.  This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.  Any of these events would likely harm our business, results of operations and financial condition.

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

We offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers at two data centers both owned and operated by QTS—one in the Atlanta, Georgia area and another one in the Miami, Florida area.

These hosting services, which we refer to as Intersourcing, must be able to be reliably operated on a 24 hours per day, seven days per week basis without interruption or data loss. The success of Intersourcing depends on our ability to protect the infrastructure, equipment and customer data files against damage from:

▪	Human error;

▪	Natural disasters;

▪	Power loss or telecommunication failures;

▪	Sabotage or other intentional acts of vandalism; and

▪	Unforeseen interruption or damages experienced in moving hardware to a new location.

We perform a daily backup of our customer data which is stored offsite of the data centers. However, the occurrence of one of the above listed events or other unanticipated problems at either of the data centers could:

▪	Result in interruptions in the services we provide to our customers, during which time our customers may be unable to retrieve their data;

▪	Require us to spend substantial amounts of money replacing existing equipment and/or purchasing services from an alternative data center;

▪	Cause existing customers to cancel their contracts;

▪	Cause our customers to seek damages for losses incurred; or

▪	Make it more difficult for us to attract new customers.

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

The market for our products is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements and changing industry standards. The life cycles of our products are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors could undermine our current market position. Our growth and future success will depend, in part, upon our ability to:

▪	Enhance our current products and introduce new products in order to keep pace with products offered by our competitors;

▪	Adapt to technological advancements and changing industry standards; and

▪	Expand the functionality of our products to address the increasingly sophisticated requirements of our customers.

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

Our future success will depend significantly upon our ability to increase our share of our target market, to maintain and increase our recurring revenues from new and existing customers and to sell additional products, product enhancements, maintenance and support services and training and consulting services to existing and new customers. The human resource management and payroll market is intensely competitive. Ultimate Software’s competitors include:

▪	Large service bureaus, primarily Automatic Data Processing, Inc. (ADP) and, to a lesser extent, Ceridian Corporation;

▪
A number of companies, such as PeopleSoft/Oracle, Lawson and Kronos, that offer human resource management and payroll software products for use on mainframes, client/server environments and/or Web servers; and

▪	The internal payroll/human resources departments of potential customers which use custom-written software.

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

Our success depends to a significant extent upon a limited number of members of senior executive management and other key employees, including Scott Scherr, our Chairman of the Board of Directors, President and Chief Executive Officer. We do not have employment contracts with any of our key personnel other than a confidentiality agreement with Mr. Scherr. The loss of the service of one or more of our key employees could have a material adverse effect upon us. In addition, uncertainty created by turnover of our key employees could cause further turnover of our employees.

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

Software products such as those offered by us frequently contain undetected errors or failures when first introduced or as new versions are released. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may use these products. Despite extensive testing, from time to time we have discovered defects or errors in our products. Defects and errors may:

▪	Cause delays in product introductions and shipments;

▪	Result in increased costs and diversion of development resources;

▪	Require design modifications; or

▪	Decrease market acceptance of, or customer satisfaction with, our products.

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

Anti-takeover provisions in our certificate of incorporation and by-laws and under our Amended and Restated Rights Agreement and Delaware law and our Change in Control Bonus Plans could substantially increase the cost to acquire us or prevent or delay a change in control and, as a result, negatively impact our stockholders and the price of our Common Stock.

We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted an Amended and Restated Rights Agreement that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our Board of Directors. This could prevent us from being acquired. Our Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. This may prevent a stockholder from gaining control of our Board of Directors by electing members who are not supported by management.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill is required to be tested for impairment at least annually.  Factors that may be considered in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a reduction in our market capitalization (as a result of a decline in our stock price) to a level below our consolidated stockholders’ equity as of the applicable balance sheet date, declining future cash flows, and slower growth rates in our industry.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative impact on our results of operations.

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

 As of September 30, 2008, the Company had purchased 2,175,475 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 824,525 shares available for repurchase in the future.  The details of Common Stock repurchases for the three months ended September 30, 2008 are as follows:

			Total Number of Shares	Maximum Number of
			Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
July 1- 31, 2008	–	–	2,020,375	979,625
August 1- 31, 2008	155,100	25.90	2,175,475	824,525
September 1- 30, 2008	–	–	2,175,475	824,525
Total	155,100	$25. 90	2,175,475	824,525

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

ITEM 6.                      Exhibits

Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
____________________

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date: November 10, 2008	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)