Form 10-K
period 2008-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2009-03-02
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

⁭	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-24347

_______________

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

Large accelerated filer  ☑                                                                                                             Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2008 was approximately $879.8 million.

As of February 18, 2009, there were 24,292,397 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate” or the “Company”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in the Company’s filings with the Securities and Exchange Commission.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including the risk factors set forth in Item 1A. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UltiPro® and Intersourcing® and their related designs are registered trademarks of Ultimate in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate.

PART I

Item 1.  Business

Overview

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate” or the “Company”) designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States and Canada.

Ultimate’s UltiPro software (“UltiPro”) is a comprehensive Internet-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting, reporting and analytical decision-making tools, time and attendance, and a self-service Web portal for executives, managers, administrators, and employees.

Ultimate believes that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering them to manage the talent in their workforce more strategically.  Designed for the Internet, UltiPro enables users of its customers to analyze workforce trends for better decision making, find critical information quickly and perform routine business activities efficiently.

UltiPro is available as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of large and very large companies (700 or more employees and including companies as large as 15,000 employees and larger) and is delivered either through software-as-a-service (“SaaS”) or an on-premise solution.  UltiPro Workplace (“Workplace”) was developed for companies in the mid-market (200 to 700 employees) and is delivered exclusively through SaaS.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have information technology (“IT”) staff on their premises to help with system issues, UltiPro Workplace is designed to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”

Ultimate’s SaaS offering of UltiPro, branded “Intersourcing” (the “Intersourcing Offering”), provides on-line access to comprehensive human capital management functionality for organizations that need to simplify the IT support requirements of their business applications. Ultimate has found that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing Offering, Ultimate supplies and manages the hardware, infrastructure, ongoing maintenance and backup services for its customers.  Customer systems are managed at two data centers, one located in the Miami, Florida area and the other in the Atlanta, Georgia area.

As part of its comprehensive HR, payroll and talent management solutions, Ultimate provides implementation and training services to its customers as well as support services, which have been certified by the Support Center Practices Certification program for ten consecutive annual evaluations.  UltiPro leverages the Microsoft technology platform, which is recognized in the industry as a cost-effective, reliable and scalable platform.

UltiPro is marketed primarily through the Company’s Enterprise and Workplace direct sales teams.  Ultimate had more than 1,700 customers as of the end of 2008.  Based on December 2008 market data from Dun & Bradstreet, Ultimate estimates its approximate market share to be 6 percent in the over 700 employee space, and 2 percent in the 200 to 700 employee space.

Ultimate is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, the Company formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., to accommodate future operations in Canada.  In October 2006, the Company acquired 100% of the common stock of a United Kingdom (“UK”) company and its wholly-owned U.S. subsidiary (collectively,  “RTIX”), now known as The Ultimate Software Group UK Limited. As a result of this acquisition (the “RTIX Acquisition”), the Company expanded its business operations to the UK, principally with respect to research and development activities and support for the acquired customer base of RTIX.  There were no material assets or revenues in either Canada or the UK as of or for the year ended December 31, 2008.  Ultimate’s headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (954) 331-7000.

Revenue Sources

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  In addition, Ultimate has marketed UltiPro on a perpetual license basis since its inception, through which it has recognized license revenues.  For 2006, 2007 and 2008, license revenues, as a percentage of total revenues, represented 10.7%, 9.6% and 6.3%, respectively.  Ultimate has made the business decision to cease selling its on-site UltiPro solutions on a perpetual license basis effective April 1, 2009, although the Company will continue to sell on-site UltiPro solutions on a subscription basis (which is priced and billed to customers on a per-employee-per-month (“PEPM”) basis).

 Recurring revenues consist of subscription revenues recognized from the Company’s Intersourcing SaaS offerings of UltiPro and maintenance revenues.

a)
Subscription revenues are principally derived from upfront or setup fees and PEPM fees earned from the Intersourcing Offering and from sales of hosting services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”). To the extent there are upfront fees associated with the Intersourcing Offering and Base Hosting, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services, which is when the customer processes its first live payroll using UltiPro (also referred to as going “Live”).  Ongoing PEPM fees from the Intersourcing Offering and Base Hosting are recognized as subscription revenues as the services are delivered when the customer goes Live.

b)
Maintenance revenues are derived from maintaining, supporting, and providing periodic updates of the Company’s software. Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.  Maintenance revenues are recognized ratably over the service period, generally one year.  Annual maintenance renewal fees which occur subsequent to the initial contract period are also recognized ratably over the related service period. Currently, the Company’s retention rate for annual renewal maintenance contracts is 96%, which is consistent with historical experience.

Services revenues include revenues from fees charged for the implementation of the Company’s solutions and training of customers in the use of the Company’s products, fees for other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses.  Revenues from implementation services comprise the majority of total services revenues.  Revenues from implementation consulting services and training services are recognized as these services are performed, to the extent the pricing for such services is on a time and materials basis (which is principally the case).  Other services are recognized as the product is shipped or as the services are rendered, depending on the specific terms of the related arrangement.

Fees related to services sold on a fixed-fee basis (which have historically represented less than 10% of total services revenues per annum) are recognized using the percentage of completion accounting method, which involves the use of estimates.  Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete the implementation job.  If a sufficient basis to measure the progress towards completion does not exist, revenue is recognized when the project is completed or when the Company receives final acceptance from the customer.

License revenues include revenues from software license agreements for UltiPro, sold on a perpetual basis and entered into between the Company and its customers, in which the license fees are non-cancellable. In Ultimate’s financial statements, license revenues are recognized upon the delivery of the related software product when all significant contractual obligations have been satisfied.  Until such delivery, the Company records amounts received when contracts are signed as customer deposits, which are included with deferred revenues in the consolidated balance sheets.  The Company has decided to discontinue selling UltiPro on a perpetual license basis, beginning April 1, 2009.

The percentage contribution for each of the Company’s sources of revenues was as follows:

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Recurring	59.7%	57.5%	55.7%
Services	34.0	32.9	33.6
License	6.3	9.6	10.7
Total revenues	100.0%	100.0%	100.0%

Features of UltiPro

UltiPro is a comprehensive Internet-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting, reporting and analytical decision-making tools, time and attendance, and a self-service Web portal for executives, managers, administrators, and employees.  UltiPro offers the following features to its customers:

Web Portal.  UltiPro includes a Web workforce portal that can serve as a company’s communications hub and the central gateway for business activities. It provides functionality for everyone in the customer’s organization, not just the human resources department.  Ultimate believes that UltiPro’s Web portal can increase administrative efficiencies by providing immediate access to reporting, staff management processes and business intelligence to management over the Internet and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms, and paychecks.

Feature-Rich, Highly Configurable, Built-in Functionality.  Based upon UltiPro’s built-in and integrated functionality and its ability to be configured extensively to the customer’s specific business needs, the Company has found that UltiPro minimizes the need for its customers to make extensive customizations or changes to source code, facilitates streamlined management of the total employment cycle, enables organizations to minimize the time invested in burdensome HR/payroll administrative activities, and provides strategic HR management reports and tools.

Flexible, Rapid System Setup and Configuration.  UltiPro has been designed to minimize the time and effort required to set up and configure the system to address individual company needs.  UltiPro delivers an extensive amount of functionality “out-of-the-box” that can be configured to meet customers’ various business models, so that few customizations are required by the typical customer. Ultimate has a proven track record for implementing UlitPro’s feature-sets rapidly and for setting up the system for delivery as software-as-a-service for those customers who have selected that model.  The Company’s service teams for on-premise implementations of UltiPro and for SaaS setup are experienced professionals, the majority of whom are long tenured, who help companies to select the most appropriate options and configure UltiPro to align with customers’ business requirements.

Reduced Total Cost of Ownership.  Ultimate believes that the UltiPro solution provides cost saving opportunities for its customers and that UltiPro is competitively priced. In addition, the Company believes that its current practices in implementing the UltiPro solution result in a cost savings for customers when compared with implementations of other similar solutions in the industry. A customer may also reduce the administrative and information technology support costs associated with the organization’s HR, benefits and payroll functions over time. Tight integration helps to reduce administrative costs by facilitating accurate information processing and reporting, and reducing discrepancies, errors and the need for time-consuming adjustments. In addition, administrative costs can be reduced by providing an organization with greater access to information and control over reporting.

Leveraging of Leading Technologies.  Ultimate has consistently focused on identifying leading technologies and integrating them into its products. The primary characteristics of Ultimate’s technology are:

▪	Leading-edge service-oriented-architecture (“SOA”) technology platform built using Microsoft.NET 3.0 framework.

▪
Multi-tenancy (multiple companies can reside on one server).  The multi-tenant model allows each application component to run on a separate farm of load-balanced servers while still providing database isolation that customers demand. Ultimate’s multi-tenant site registry functions similar to “yellow pages” to manage tenant location and isolation within the site.

▪	Connecting UltiPro via Web Services. Through Web Services, Ultimate exposes appropriate surface areas of UltiPro to integrate with other applications and data services easily and securely.

Rich End-User Experience and Ease of Use and Navigation.  Ultimate designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the HR, payroll, and talent management areas. UltiPro uses familiar Internet navigation techniques, which the Company believes make its portal convenient and easy to use. A customer’s executives, managers, administrators and employees have Web access to manage payroll and employee functions, run reports or find answers to routine questions.  The Company refers to this easy navigation as “two clicks to anywhere.”

Comprehensive Customer Services and Industry-Specific Expertise.  Ultimate believes it provides the highest quality customer services, including on-demand hosting services, professional implementation services, knowledge management (or training) services and ongoing product and customer support services. Ultimate’s customer support center has received the Support Center Practices (“SCP”) Certification for the tenth consecutive year. The SCP program was created by the Service & Support Professionals Association (“SSPA”) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to the SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate employs a dedicated research team to track jurisdictional tax changes to the more than 12,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

UltiPro—Functionality and Optional Features

UltiPro’s core functionality includes, but is not limited to, a Web portal, human resources management, benefits administration, payroll administration, tax management, manager self-service, employee self-service, UltiPro business intelligence, and other key features such as, but not limited to, System Administration Tools and Enterprise Integration Tools that deliver the ability to interface with third-party applications and providers.

In addition to UltiPro’s core HR/payroll functionality, the Company’s customers have the option to purchase a number of additional features on a PEPM basis, which are available to enhance the functionality of UltiPro’s core features based on certain business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products; (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) tax filing; (vi) wage attachments; and (vii) other optional features (collectively, UltiPro “Optional Features”) , which are described below.

Differences between features available to UltiPro Enterprise and UltiPro Workplace are specified below.  Unless otherwise specified, features are included in both the Enterprise and Workplace offerings.

UltiPro’s Core HR/Payroll Functionality

UltiPro’s core HR/payroll functionality includes, but is not limited to, the following:

UltiPro’s Web Portal. UltiPro’s Web portal can act as the gateway to business activities for a company’s executives, management team, HR/payroll staff, administrators, and employees.  Ultimate believes that UltiPro’s portal allows its customers to improve service to their employees through better communications and to save time because managers and administrators can complete hundreds of common employee-related tasks, including administering benefits, managing staff and accessing reporting and business intelligence in real time, from one central location. UltiPro also enables companies to provide on-demand access to company and personal information for their employees over the Web.

Human Resources.  UltiPro tracks HR-related information including employment history, performance, job and salary information, career development, and health and wellness programs. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting, including under the Consolidated Omnibus Budget Reconciliation Act (COBRA), the Health Insurance Portability & Accountability Act (HIPAA), regulations implemented by the Occupational Safety & Health Administration (OSHA), workers’ compensation regulations, the Family Medical Leave Act (FMLA), and Equal Employment Opportunity (EEO) laws. UltiPro also enables compliance with HIPPA confidentiality requirements for protecting sensitive data such as employee social security numbers.

Benefits Administration. UltiPro allows companies to match all of the health, welfare, dental, vision, and other benefits that their organizations offer employees, and to set up and administer benefit plans and employee and employer contributions, and it enables employees to check benefit options and coverage from the UltiPro portal. UltiPro eliminates the need for duplicate rules, duplicate data entry, and reconciliation reporting because it stores details for deductions and benefit plans in one common table. This includes rules for coverage, premium and employer match computations, and eligibility and participation determinations.  UltiPro also allows companies to maintain and administer paid time off benefits, such as vacation (including calculating benefit accrual amounts), track leave time taken, and facilitate the response to employee leave requests.

Payroll Administration.  UltiPro’s payroll engine handles hundreds of payroll-related computations intended to minimize the customer’s need for side calculations or additional programming. For example, UltiPro delivers complex wage calculations such as average pay rates for overtime calculations, shift premiums, garnishments and levy calculations. With UltiPro, a company’s central payroll department, remote offices or multiple divisions can process payroll with specific processing steps based on the exact needs of the organization, and can manage this process through a “payroll gateway,” an easy-to-use dashboard of payroll tasks and status, within the UltiPro portal.

Manager Self-Service.  Authorized managers have self-service access to staff information such as salary, compensation history, key dates and emergency contacts, with reporting and workforce analysis tools to facilitate decision-making.  A customer’s managers can view and update staff information, manage department activities, post job openings, leverage recruiting and hiring tools, and perform queries on workforce data.  UltiPro’s document management features can be used to house and categorize employee-related documents such as drivers’ licenses, consent forms, and completed Form I-9s with required identification.  Administrators and managers have the ability to attach Microsoft Word documents, PDFs, JPEG files, spreadsheets, or any other file types supported by Microsoft Internet Explorer to employee files.  The documents can be grouped and sorted to individual requirements, as necessary.

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

UltiPro Business Intelligence.  Using UltiPro Business Intelligence tools, customers can provide their managers and executives with Web access to a library of hundreds of workforce-related reports, workforce analytics and point-in-time reporting, and role-specific dashboards of key human capital metrics, without installing reporting software on users’ personal computers or writing custom reports. With UltiPro Business Intelligence, users can run and print pre-formatted reports for the executive team or run instant queries on the Web for answers to routine questions. UltiPro Business Intelligence also delivers pre-packaged dashboards for a quick overview of relevant metrics as well as workforce analytics to enable managers to evaluate workforce trends strategically on topics such as compensation, turnover and overtime.

Other Key Features.  UltiPro includes system administration tools such as configuration options, role-based security, built-in conditional workflow, flexible business rules, and an easy-to-use content management tool. Built-in conditional workflow enables users to authorize HR/payroll staff, managers, or supervisors to make updates on the Web through more than 125 pre-defined, highly configurable workflow processes to expedite business activities such as hiring an employee or inputting a salary increase. System administration was designed for the non-technical user to administer UltiPro’s roles-based security, built-in conditional workflow, and system business rules, as well as to enable system administrators to post company communications, link to external Web sites from the UltiPro portal, and, through UltiPro’s Color Palette feature, select the colors of UltiPro’s Web pages to match the customer’s own company image. Enterprise Integration Tools are also included to provide the ability to interface with third-party applications and providers such as general ledger, tax filing services, time clocks, banks, 401(k) and benefits providers, check printing services and unemployment management services.

UltiPro’s Optional Features

UltiPro’s Optional Features include, but are not limited to, the following products, which are supplemental to UltiPro’s core HR/payroll functionality:

UltiPro Talent Management (“UTM”) is a suite of add-on products comprised of Recruitment, Onboarding, Performance Management, Salary Planning and Budgeting, and Time and Labor Management, which are sold individually or as a product suite.

a)  Recruitment. UltiPro Recruitment delivers a “one-stop shopping” solution for companies to recruit and hire the most qualified candidates. By automating the entire recruiting and applicant tracking process, UltiPro Recruitment enables hiring managers, recruiters, and HR staff to track and manage all recruitment tasks such as posting open jobs, reviewing resumes, screening candidates, and scheduling interviews from the central UltiPro portal.

b)  Onboarding.  UltiPro Onboarding, which has an expected general release in early 2009, is a comprehensive Web-based tool that provides employers the ability to automate the process of bringing a new employee into an organization. Employees can be given a “welcome” package online as part of a step-by-step process that is built into UltiPro Onboarding and is easily configurable by the customer. It includes such activities as: obtaining required government and procedural paperwork, including electronic signatures and document storage; provisioning necessary equipment and job-specific tools such as office location, computer equipment, and uniforms; ensuring enrollment in necessary training programs; and instilling the company’s core values and business objectives.

c)  Performance Management. UltiPro Performance Management helps companies maximize talent development and improve employee satisfaction by automating and enhancing the performance process and using competency-based employee development. UltiPro’s performance management streamlines the processes of evaluating performance and completing performance reviews, performing competency assessments, identifying top performers for succession planning, and tracking and executing coaching and development plans.

d)  Salary Planning and Budgeting. UltiPro Salary Planning and Budgeting facilitates salary increase administration by delivering the tools and information managers need to make effective decisions regarding future compensation for individuals and/or an entire team. Highly configurable, UltiPro Salary Planning and Budgeting makes it easy for companies to tie the salary-increase process and business rules into the solution. Working online, managers can rapidly review their salary budgets and guidelines, and determine the best way to allocate pay increases to their employees within their approved budget. Once managers decide on the allocations, they can submit pay increases for processing with no manual calculations or spreadsheets required.

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

Time, Attendance, and Scheduling (available to prospective customers in the Enterprise market). Through a strategic partnership with Infor Corporation (formerly Workbrain Corporation), Ultimate has the right to market and distribute Infor’s time and labor management product, referred to as Infor Express, to prospective customers as part of the UltiPro solution. Ultimate has rebranded Infor Express as UltiPro Time and Attendance, marketing the components as UltiPro Time and Attendance, UltiPro Leave Management, and UltiPro Workforce Scheduling (collectively, “UTA”). Ultimate is the single-source contact for customer implementations and ongoing solution support for UTA. UTA is Web-based and integrated with UltiPro’s payroll, HR, and benefits functionality. UltiPro Time and Attendance tracks time and attendance labor metrics and supports a variety of time-capture mechanisms. UltiPro Leave Management includes all of the functionality required to effectively track and manage employee leave. UltiPro Workforce Scheduling features industry-specific employee scheduling options to ensure that organizations in different environments deploy employees in an efficient and legislatively compliant manner.

Time Management (available to the Workplace market). UltiPro Time Management, a proprietary solution, delivers the functionality and flexibility needed to manage employee time and attendance efficiently and provides Web access to real-time employee time and labor information. UltiPro Time Management provides companies the tools to proactively prevent issues that negatively impact business performance, such as employee coverage gaps, labor law violations, and excess labor spending. Fully integrated scheduling, time and attendance, and leave management capabilities reduce payroll expenditures and streamline payroll and workforce management processes.

Tax Filing. UltiPro Tax Filing protects businesses against tax filing errors through the use of professionals specializing in tax filing. With UltiPro Tax Filing, companies meet all Federal, state, and local payroll tax filing obligations quickly and easily. The integrated UltiPro solution saves payroll staff time by eliminating the administrative burdens associated with tax filing. UltiPro Tax Filing deposits federal, state, and local tax payments with over 10,000 tax agencies via electronic funds transfer or check and files monthly, quarterly, and annual tax returns.

Wage Attachments. For organizations required to process third-party payments on behalf of their employees for items such as child support, tax levies, and creditor garnishments, UltiPro Wage Attachments enables these companies to effectively streamline and manage the payment process. UltiPro Wage Attachments eliminates the burden associated with payments to third parties by utilizing the information entered and calculated in UltiPro, so there is no need to manage payment processing and to analyze varying disbursement schedules for multiple jurisdictions. Ultimate ensures that each third-party payment is made according to the appropriate payment method and reaches its required destination within the designated timeframe.

Other Optional Features.  Ultimate offers a number of additional HR and payroll-related services to extend the value of UltiPro, including business continuity services, test environment services, W-2 print services, pre-employment screening, paycheck modeling, unemployment management, employment verification services, employee assistance, health and wellness, and work/life balance programs.

Technology

Ultimate seeks to provide its clients with optimum performance, user experience, advanced functionality, and ease of scalability and access to information through the use of leading Internet-standard technologies. The UltiPro solution was designed to leverage cutting-edge technologies such as Web 2.0, social software, XML standards, and Web Services that use open standards to provide customers with a cost-effective platform for performing critical business functions rapidly over the Web and allowing different systems to communicate with one another.

The use of Microsoft technology helps Ultimate deliver what it believes to be a highly deployable and manageable payroll and talent management solution that includes the following key technological features:

Microsoft.NET framework, Web 2.0 Features, and Social Networking Integration.  The newest version of UltiPro, built on the .NET development platform, allows UltiPro to leverage a contemporary Web framework that provides a common, reusable page foundation for a consistent user experience.  The .NET framework also enables Ultimate to develop and release enhanced features more rapidly. The latest version of UltiPro also takes advantage of Web 2.0 technologies for increased user interactivity, such as “sticky” personal user preferences, and social networking integration that provides value for human capital management in areas such as recruitment and mentoring.  For example, UltiPro on the .NET platform includes social networking integration to sites such as “LinkedIn,” where candidates for open positions can provide a link to their professional profile and other details relevant to job applications, enabling HR and hiring managers to more quickly identify qualified candidates.

Internet-Based Technologies and Integration.  Ultimate supports cutting-edge Web technologies and Internet/extranet connectivity to increase access to and usability of its applications. In 2002, Ultimate moved to Web services architecture that allows business logic to be called and executed over standard network protocols, such as HTTP or TCP/IP. UltiPro has an open architecture that supports open integration standards, including XML, HR-XML, SOAP, WSDL, AJAX, COM, including real-time messaging through COM-based Web services.  UltiPro’s Web Services architecture is scalable to adapt to the business needs of companies of any size. The solution includes enterprise integration tools that enable customers to exchange data with third-party providers via imports, exports or Web services.

Distributed Process Management. The technical architecture UltiPro uses to enable Web Services capabilities is called UltiPro Distributed Process Management (“DPM”). This unique platform incorporates leading technologies such as Microsoft Message Queuing (MSMQ), XML, SOAP, and WSDL to create a distributed processing framework that is Internet-enabled for performing business functions on the Web portal and allowing different enterprise systems to talk to one another over the Internet. UltiPro’s DPM was designed to automate and distribute HR and payroll processes, for example, processing payroll or generating reports, across multiple servers to reduce the amount of time and manual work required. This means that commonly requested services, such as running a report or running steps in the payroll process, can be initiated from the Web. These requests are automatically routed to a separate process application server to ensure efficient processing and load balancing. Ultimate believes that the DPM framework makes UltiPro highly scalable to accommodate a high volume of processing requests cost-effectively for companies that run hundreds or even thousands of payrolls.

Application Framework.  Ultimate has designed certain aspects of its system using a multi-tiered architecture in order to enhance the system’s speed, flexibility, scalability and maintainability. When an application’s logic resides only on a client workstation, a user’s ability to process high volume data transactions is limited. When the logic resides only on a server, the user’s interactive capabilities are reduced. To overcome such limitations, Ultimate built more separation into the application design. The UltiPro application consists of several core components in a layered architecture that leverages Microsoft technology. UltiPro’s multi-layered architecture, including an operating system layer, business logic layer, presentation layer and user interface layer, makes it easier to update and maintain UltiPro, as well as integrate UltiPro with other enterprise systems. The Company believes that UltiPro’s application framework provides a highly extensible set of services that can scale depending on the customer’s business size. In addition, UltiPro was built using a data-driven, object-oriented application framework that enhances the development and usability of the solution. Object-oriented programming features code reusability and visual form/object inheritance, which decrease the time and cost of developing and fully implementing a new system. With object-oriented programming, system updates do not overwrite prior customizations to the system because custom changes are sub-classed objects that reside “outside” the core program.

Business Intelligence Tools.  In addition to providing an extensive library of standard reports that offer flexibility and ease of use, Ultimate extends what users can do with employee data by embedding business intelligence tools from Cognos Corporation, a third-party provider (“Cognos”). In addition to offering sophisticated data query and report authoring, these tools enable users to apply on-line analytical processing to multidimensional data cubes, allowing users to explore data on employees graphically and statistically from diverse angles. Ultimate maintains a link between Cognos’ report catalog and UltiPro’s data dictionary, eliminating the necessity for users to create and maintain ad hoc reporting catalogs. A Cognos Web Package is delivered to UltiPro customers to allow users to access reports and conduct data queries from a Web browser.

Intersourcing Offering

Ultimate’s Intersourcing Offering, provides on-line access to comprehensive human capital management functionality for organizations that need to simplify the IT support requirements of their business applications. Through the Intersourcing Offering, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at two data centers located in the Miami, Florida and Atlanta, Georgia areas.  Both data centers are owned and operated by Quality Technology Services (“QTS”).  QTS is one of the largest privately held providers of data center facilities and management services in the United States.

The primary types of hosting arrangements are the sale of services as a part of the Intersourcing Offering for both the Enterprise market and the Workplace market.  Hosting services, typically available in a shared environment, provide Web access to UltiPro, including comprehensive human capital management functionality for organizations that need to simplify the IT support requirements of their business applications and are priced on a PEPM basis.  In the shared environment, Ultimate provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the related data center.

The Intersourcing Offering is designed to provide an appealing pricing structure to customers who prefer to minimize the initial cash outlay associated with typical capital expenditures.  Intersourcing customers purchase the right to use UltiPro on an ongoing basis for a specific term in a shared or dedicated hosted environment and the arrangement can typically be renewed after its initial term has expired.  The pricing for the Intersourcing Offering, including both the hosting element as well as the right to use UltiPro, is on a PEPM basis.

Significant Transaction

Ultimate and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as subsequently amended, granting Ceridian a non-exclusive license to use UltiPro as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). During December 2004, RSM McGladrey Employer Services (“RSM”), a former business service provider (“BSP”) of Ultimate, acquired Ceridian’s product and existing base of small and mid-size business customers throughout the United States (the “RSM Acquisition”).  The financial terms of the Original Ceridian Agreement did not change as a result of the RSM Acquisition. Subsequent to the RSM Acquisition, Ceridian continued to be financially obligated to pay, and did pay, Ultimate minimum fees pursuant to the terms of the Original Ceridian Agreement.  The Original Ceridian Agreement was terminated by Ceridian pursuant to its terms on March 9, 2008.  During its term, Ceridian paid the aggregate minimum $42.7 million which was due under the Original Ceridian Agreement on a cumulative basis since the inception of the arrangement.    The amount of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2008 was $1.5 million (through the effective date of the termination of the Original Ceridian Agreement) and $7.7 million for each of the years ended December 31, 2007 and 2006.

Research and Development Activities

Ultimate incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of its business.  Such research and development expenses are for enhancements and future betterments to the Company’s existing products and for the development of new products. During 2008, 2007 and 2006, the Company spent $37.5 million, $29.9 million and $24.3 million, respectively, on research and development activities.  During 2008, $0.8 million of research and development expenses were capitalized for the Onboarding product which handles certain human resources functionality for new hires of a company, and has an expected general release early in 2009.  During 2007 and 2006, $1.7 million and $1.8 million, respectively, of research and development expenses were capitalized for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality.  UltiPro Canada was built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture).  UltiPro Canada was designed to provide HR/payroll functionality, which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French).  Capitalization of software costs for UltiPro Canada extended from the fourth fiscal quarter of 2005, when technological feasibility (as defined by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”)) was attained until the fourth fiscal quarter of 2007, when UltiPro Canada was available for general release to Ultimate’s customers.

Customer Services

Ultimate believes that delivering quality customer services provides the Company with a significant opportunity to differentiate itself in the marketplace and is critical to the comprehensive solution. Ultimate provides its customers services in two broad categories: (i) professional services and (ii) customer support services and product maintenance.  Additionally, Ultimate provides hosting services as a part of the Intersourcing Offering.  These services include, but are not limited to, purchasing and supporting hardware and system software; installing new versions of UltiPro; and backing up customer data.

Professional Services.  Ultimate’s professional services include implementation, customer relationship management and knowledge management (or training) services. Ultimate believes that its implementation services are differentiated from those of other vendors by speed, predictability and completeness. The Company believes that its successful record with rapid implementations is due to its standardized methodology, long-tenured consultants, the large amount of delivered product functionality, and comprehensive conversion and integration tools.

Ultimate has an experienced team of functional and technical consultants that are dedicated to assisting customers with rapid deployments. In addition, Ultimate provides its customers with the opportunity to participate in formal training programs conducted by its knowledge management services team, as well as online and on-demand training. Training programs are designed to increase customers’ ability to use the full functionality of the product, thereby maximizing the value of customers’ investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, configuring the system and creating custom reports. The Company maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; and at its headquarters in Weston, Florida. In addition to offering classes at these facilities, the Company conducts Web-based training and on-site training at remote locations. After customers have gone Live on UltiPro and have been turned over to the Company’s customer support and maintenance program, the Company assigns a customer relationship manager (“CRM”) to the account to assist customers on an ongoing basis with special projects, including enhancing their existing systems, managing upgrades and writing custom reports. These services, like most of the Company’s professional services, are typically billed on a time and materials basis.  The CRM team also focuses a large portion of its time on customer retention, which is an important aspect of the Company’s long-term business model.

Customer Support and Maintenance.  Ultimate offers comprehensive and on-going maintenance services and technical support.  These services have historically been purchased by all of its customers, as the Company has maintained a customer retention rate of 96% since its inception. Ultimate’s customer support center has received the SCP Certification sponsored by the Service Strategies Corporation (SSC) for the tenth consecutive year. This certification recognizes companies that “deliver exceptional service and support to their customers.” Ultimate’s customer support services include: software updates that reflect tax and other legislative changes; a named customer service representative (“NSR”); telephone support 24 hours a day, 7 days a week; unlimited access to the Company’s employee tax center on the Web; seminars on year-end closing procedures; and periodic newswire emails. In addition, the Company’s customer support services team maintains a support Web site for its customers where customers can submit inquiries and service requests as well as search a knowledge base of information for instant answers to questions, holds an annual national user conference and enables Ultimate professionals to attend smaller, user-organized user group meetings on a routine basis throughout the United States.

Customers

As of December 31, 2008, Ultimate provided its UltiPro solutions to more than 1,700 customers. Ultimate’s customers represent a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services.  No customer accounted for more than 10% of total revenues in any of the years 2008, 2007 or 2006.

Sales and Marketing

Ultimate markets and sells its products and services primarily through its direct sales force.

Ultimate’s direct sales force includes business development vice presidents, directors and managers who have defined territories, typically geographic. The sales cycle begins with a sales lead generated through a national, corporate marketing campaign or a territory-based activity. In one or more on-site visits, phone-based sales calls, or Web demonstrations, sales managers work with application and technical sales consultants to analyze prospective client needs, demonstrate the Company’s UltiPro solutions and, when required, respond to requests for proposals (“RFPs”). The sale is finalized after customers complete their internal sign-off procedures and the terms of the contract are negotiated and signed.

With a sale of the Intersourcing Offering for the Enterprise market, the agreement typically requires PEPM fees based on company size, one-time upfront (or setup) fees priced on a per-employee basis, hourly charges for implementation and per-day training rates.  Typical payment terms include a deposit at the time the contract is signed for all or a portion of the setup fees and ongoing PEPM payments on specific payment dates designated in the contract, usually tied to the Live date. Payment for implementation and training services under the contract is typically made as such services are provided.

With a sale of the Intersourcing Offering for the Workplace market, the agreement generally requires PEPM fees based on company size and, typically, a one-time upfront (or setup) fee, priced on a per employee basis, to cover bundled services, which generally include implementation and training services. Typical payment terms include a deposit at the time the contract is signed for all or a portion of the upfront fees and ongoing PEPM payments on specific payment dates designated in the contract, usually tied to the Live date.

With a perpetual license sale, the terms of the Company’s sales contract typically include a license agreement for the product, an annual maintenance agreement (which is subject to annual renewal typically after a 12-month period), per-day training rates and hourly charges for implementation services. Typical payment terms include a deposit at the time the contract is signed and additional payments on specific payment dates designated in the contract. Payment for implementation and training services under the contract is typically made as such services are provided. New perpetual license sales will no longer be available after March 31, 2009.

Ultimate supports its sales force with a comprehensive marketing program that includes public relations, advertising, direct mail, trade shows, seminars and workshops, email marketing, and Web marketing. Working closely with the direct sales force, customers and strategic partners, the marketing team defines positioning strategies and develops a well-defined plan for implementing these strategies. Marketing services include market surveys and research, overall campaign management, creative development, production control, demand generation, results analysis, and communications with field offices, customers and marketing partners.

Intellectual Property Rights

Ultimate’s success is dependent, in part, on its ability to protect its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third-party copying or use, which could materially adversely affect the Company’s business, operating results and financial condition.

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

As is common in the software industry, the Company from time to time may become aware of third-party claims of infringement by the Company’s products of third-party proprietary rights. While the Company is not currently subject to any such claim, the Company’s software products may increasingly be subject to such claims as the number of products and competitors in the Company’s industry segments grows and the functionality of products overlaps and as the issuance of software patents becomes increasingly common. Any such claim, with or without merit, could result in significant litigation costs and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company’s business, operating results and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

Competition

The market for the Company’s products is highly competitive. The Company’s products compete primarily on the basis of technology, delivered functionality and price/performance.

Ultimate’s competitors in the Enterprise market include (i) large service bureaus, primarily Automatic Data Processing Inc. (“ADP”) and, to a lesser extent, Ceridian; and (ii) companies, such as PeopleSoft/Oracle, Lawson, Kronos, and Workday that offer human resource management and payroll (“HRMS/payroll”) software products for use on mainframes, client/server environments and/or Web servers.  In the Workplace market Ultimate’s competitors include payroll service providers such as Paychex that service companies on the smaller end of the mid-market.  Many of Ultimate’s competitors or potential competitors have significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s prospective customers.

Product Liability

Software products such as those offered by Ultimate frequently contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company’s products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company’s customers may deploy these products. Despite extensive testing, the Company from time to time has discovered defects or errors in products. There can be no assurance that such defects, errors or difficulties will not cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with the Company’s products or result in claims by customers against the Company. In addition, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company’s business, operating results and financial condition.

Backlog

Backlog consists of Intersourcing and Base Hosting services sold under signed contracts for which the services have not yet been delivered.  At December 31, 2008, the Company had backlog of $99.1 million compared to $77.7 million as of December 31, 2007.  The Company expects to fill approximately $85.6 million of the backlog during 2009.  The Company does not believe that backlog is a meaningful indicator of sales that can be expected for any future period.  There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

As of December 31, 2008, Ultimate employed 933 persons, including 121 in sales and marketing, 161 in research and development, 72 in product strategy, 311 in solution deployment and training, 228 in shared services including Intersourcing and customer support, and 40 in the HR, finance, and legal groups.  The Company believes that its relationships with employees are good, and that belief is validated by The Great Place to Work® Institute, Inc.’s selection of Ultimate as the #1 Best Place to Work in America among medium-sized companies in June 2008, as well as one of the 25 best medium-sized companies to work for in America in 2007, 2006, and 2005.  However, competition for qualified personnel in the Company’s industry is generally intense and the management of the Company believes that its future success will depend, in part, on its continued ability to attract, hire and retain qualified personnel.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports and any registration statements, including but not limited to registration statements on Form S-3, are available free of charge on the Company’s Internet website at www.ultimatesoftware.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). Information contained on Ultimate’s website is not part of this report.  You may record and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains the reports, proxy and information statements and other information regarding us that we file with the SEC.  You can access the SEC’s website at www.sec.gov.

Item 1A.                      Risk Factors

The Company operates in a rapidly changing and dynamic business environment that involves risk and uncertainty.  The following discussion is a description of risks and uncertainties associated with our business that could cause, or contribute to causing, actual results to differ materially from expectations.  These are not all of the risks we face.  We may be adversely affected by risks not currently known or that we currently consider to be immaterial.

We may be adversely affected by substantial quarterly fluctuations in our revenues and operating results.

Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Our quarterly operating results may fluctuate as a result of a number of factors, including:

•            Increased expenses from one quarter to another (especially as they relate to product development, sales and marketing or the use of third-party consultants);

•            Spending patterns of our customers;

•            Timing of our product releases:

•            Increased competition;

•            A drop in the near-term demand for our products, particularly in relation to implementation consulting services; and

•            Announcements of new products by Ultimate or by our competitors.

We establish our expenditure levels based upon our expectations as to future revenues, which, subsequent to March 31, 2009, will be comprised primarily of recurring revenues and services revenues.  If revenue levels are below expectations, particularly services revenues which are more subject to variations between periods than recurring revenues, expenses can be disproportionately high in a particular period. For example, while sales production could be at our level of expectations, depending on the spending patterns of our customers including the timing in which they begin the implementation of UltiPro and the extent to which they use Ultimate’s resources, the immediate reported total revenues could be lower than expected.

In addition, for the first fiscal quarter of 2009, which includes the period through which the Company will continue to sell perpetual licenses, a variation in the mix of revenues (i.e., a shift from expected license unit sales to Intersourcing unit sales), could cause reported total revenues to be lower than expected and expenses to be disproportionately high. This is based on the method of accounting for Intersourcing sales, which recognizes the revenue over the initial contract term when the customer goes Live as compared to a license sale, for which (if all relevant accounting requirements are met) we typically recognize the entire license fee upon delivery.

Our operating results for previous fiscal quarters are not necessarily indicative of our operating results for the full fiscal years or for any future periods, particularly in light of the expected elimination of license revenues after March 31, 2009. We believe that, due to the underlying factors for quarterly fluctuations, quarter-to-quarter comparisons of our operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

Due to the method of accounting for Intersourcing sales, a change in the period of the time from contract date to the Live date (“Time to Live”) could negatively impact the amount of recurring revenues recognized in a reporting period.

Sales production, as it pertains to sales of Intersourcing units, is not reflected in recurring revenues and related variable costs in the Company’s consolidated statements of operations until the related customer goes Live. In its internal business model, the Company makes certain assumptions, among other things, with respect to future sales production, revenue growth, variable costs, personnel costs and other operating expenses.

The Company’s expectations for recurring revenue growth are typically established based on combinations of actual Intersourcing sales production (for those units that have been previously sold but have not yet gone Live, or Backlog) and expected future Intersourcing sales production, together with expectations as to the Time to Live. Estimates for Time to Live are usually based on (i) specific estimates (for certain Backlog sales) provided by our field personnel, which estimates include factors and assumptions that are not within the control of our field personnel; and (ii) estimates for Time to Live for other Intersourcing sales (including Backlog sales without specific estimates at that point in time), as well as expected sales which are typically based on assumptions derived from our historical Time to Live periods, which were adjusted in July 2008, and prospectively, based on management’s assessment of Time to Live for Backlog sales at that point in time. Factors that could impact the Time to Live include, but are not limited to, customer size (as larger customers may have longer implementations, tend to go Live on more UltiPro features and have more interface and integration requirements), or the number of complementary products sold in addition to UltiPro to a single customer, which in some cases involve customers’ desires to go Live on all products at once, as compared to UltiPro first, followed by complementary products.

To the extent there are changes in the underlying assumptions which drive the Company’s expected revenue growth from Intersourcing sales, which include, but are not limited to, actual sales production achieved and changes in Time to Live, our recurring revenues, as reported in our consolidated statements of operations, could differ materially from levels we expected to achieve.

Our stock price has experienced high volatility, may continue to be volatile and may decline.

The trading price of our Common Stock has fluctuated widely in the past and may do so in the future, as a result of a number of factors, many of which are outside our control, such as:

▪	The volatility inherent in stock prices within the sector within which we conduct business;
▪	The volume of trading in our Common Stock, including sales upon exercise of outstanding options;
▪	Failure to achieve earnings expectations;
▪	Changes in our earnings estimates by analysts;
▪	Variations in our actual and anticipated operating results, including, but not limited to, prospective financial guidance provided by Ultimate to our investors and research analysts; and
▪	The announcement of a merger or acquisition.

Stock markets have experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our Common Stock.

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

We have incurred operating losses in the past and may incur operating losses in the future.

We have incurred operating losses in the past and we may incur operating losses in the future. As of December 31, 2008, our accumulated deficit is approximately $53.3 million.  If our future total revenues do not grow at a higher rate than that of our total expenses, our future operating results could be negatively impacted.  Recent revenue growth should not be considered as indicative of our future performance, particularly with respect to the recent economic environment and the potential impact on our revenue streams, as our subscription revenues from our Intersourcing Offering are largely impacted by the employee growth or contraction of our existing customer base and customer spending patterns have a significant impact on our services revenues with respect to both the timing and extent of our services they purchase, combined with the Company’s business decision to eliminate sales of perpetual license agreements for the UltiPro on-site solutions after March 31, 2009 (and thereby eliminate prospective license revenues derived from any such agreements that may have been entered into after such date).

Adverse changes in general economic or political conditions could adversely affect our operating results.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions.  For example, the U.S. economy has recently been weakened due to many factors, including the credit market crisis, reduced credit availability, bank failures, slower economic activity, bankruptcies, increased unemployment, adverse business conditions, concerns about inflation and fear of a recession.  If weakness in the economies of the U.S. and other countries persists, many customers may delay or reduce technology purchases.  This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, customers purchasing fewer services or Optional Features than they have in the past, customers requesting longer payment terms, customers failing to pay amounts due and slower collections of accounts receivable.  In addition, increased unemployment could result in decreases to our recurring revenues from our existing customer base as we price our ongoing recurring revenues on a PEPM basis. Any of these events would likely harm our business, results of operations, financial condition and cash flow from operations.

Our failure to maintain and increase acceptance of UltiPro, which accounts for substantially all of our revenues, could cause a significant decline in our revenues.

Currently, the UltiPro solutions, including the UltiPro core product and Optional Features and related services account for substantially all of our revenues. Our future success depends on maintaining and increasing acceptance of UltiPro, particularly the Intersourcing Offering and related services. Any decrease in the demand for UltiPro would have a material adverse effect on our business, operating results and financial condition.

A systems failure or other service interruption at either of the data centers managed by QTS and used for our hosting services could result in substantial expense to us, loss of customers and claims by our customers for damages caused by any losses they incur.

We offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers at two data centers both owned and operated by QTS—one in the Atlanta, Georgia area and another one in the Miami, Florida area.

These hosting services, which are provided as part of our Intersourcing Offering, must be able to be reliably operated on a 24 hours per day, seven days per week basis without interruption or data loss. The success of the Intersourcing Offering depends on our ability to protect the infrastructure, equipment and customer data files against damage from:

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

Our future success will depend significantly upon our ability to increase our share of our target market, to maintain and increase our recurring revenues from new and existing customers and to sell additional products, product enhancements, maintenance and support services and training and consulting services to existing and new customers. The human resource management and payroll market is intensely competitive. Our competitors include:

▪	Large service bureaus, primarily ADP and, to a lesser extent, Ceridian;

▪
A number of companies, such as PeopleSoft/Oracle, Lawson, Kronos, and Workday that offer HRMS/payroll software products for use on mainframes, client/server environments and/or Web servers; and, in the UltiPro Workplace market, (iii) payroll service providers such as Paychex that service companies on the smaller end of the mid-market; and

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

Our success depends to a significant extent upon a limited number of members of senior executive management and other key employees, including Scott Scherr, our Chairman of the Board of Directors, President and Chief Executive Officer. We do not have employment contracts with any of our key personnel other than a confidentiality agreement with Mr. Scherr. The loss of the services of one or more of our key employees could have a material adverse effect upon us. In addition, uncertainty created by turnover of our key employees could cause further turnover of our employees.

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

Our software products are designed primarily to operate with Microsoft Corporation (“Microsoft”) technologies and our strategy requires that our products and technology be compatible with new developments in Microsoft technology. Although we believe that Microsoft technologies are currently widely utilized by businesses of all sizes, we cannot be certain that businesses will continue to adopt such technologies as anticipated, will migrate from older Microsoft technologies to newer Microsoft technologies or will not adopt alternative technologies that are incompatible with our products. As a result, we may be required to develop new products or improve our existing products to be compatible with different technologies that may be used by our customers. We cannot be certain we will be able to adapt our product to any technologies other than Microsoft’s.

If our third-party software is not adequately maintained or updated, our sales could be materially adversely affected.

Our products utilize certain software of third-party software developers from whom we have either purchased a perpetual license or the underlying source code of such software. Although we believe that there are alternatives for these products, any significant interruption in the availability of such third-party software could have a material adverse impact on our sales unless and until we can replace the functionality provided by these products. Additionally, we are, to a certain extent, dependent upon such third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. We may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated.

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

We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted an Amended and Restated Rights Agreement that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our Board of Directors. This could prevent us from being acquired. Our Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. This may prevent a stockholder from gaining control of our Board of Directors quickly.

In addition, our certificate of incorporation grants our Board of Directors the authority to fix the rights, preferences and privileges of and issue up to 2,500,000 shares of preferred stock without stockholder approval. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third-party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock, which could have a material adverse effect on our stock price.

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

We have adopted two Amended and Restated Change in Control Bonus Plans. One plan provides for the payment of cash amounts to our three named executive officers, Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman, upon a “change in control” of Ultimate. The other plan provides for the payment of cash amounts in the event of a “change in control” to our employees, other than named executive officers, designated by the Compensation Committee of our Board of Directors. A “change in control” would occur if more than 50% of our Common Stock were acquired by a person or entity other than Ultimate or a subsidiary or employee benefit plan of ours. There are other conditions that could result in a change in control event such as a sale or transfer of all or substantially all of our assets or business. The aggregate amount of payment that may be made to all participants under the two Amended and Restated Change in Control Bonus Plans may be as much as 6% of the gross consideration received by us or our stockholders in a change in control transaction. The Change in Control Bonus Plans could substantially increase the cost to acquire us.

The growth of the international operations of our business subjects us to additional risks associated with foreign operations.

International operations are subject to risks associated with operating outside of the United States.  Our international operations are new.  During the fourth fiscal quarter of 2006, we began operating in the UK (through the acquisition of a foreign subsidiary) and Canada (through the formation of a wholly-owned Canadian subsidiary).  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, those international operations may grow and increase their significance to our business.  Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad.  If sales to any of our customers outside of the United States are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                      Properties

As of December 31, 2008, Ultimate’s corporate headquarters, and its principal administrative, development, customer support, finance, marketing and information technology operations were located in Weston, Florida.  The Company’s principal facilities are described below:

	Size	Lease
Location	(sq. ft.)	Termination	General Use
Weston, FL – HQ	39,872	1/31/2017	Research and Development
Weston, FL – HQ	21,392	1/31/2018	Executive Management and Customer Support
Atlanta, GA (1)	24,609	7/31/2013	Professional Services and Customer Support
Weston, FL – HQ (2)	5,000	Owned	Information Technology and Hosting Services
Weston, FL – HQ (3)	9,000	12/31/2008	Professional Services and Research and Development
Weston, FL – HQ (4)	30,000	5/31/2015	Sales Administration, Marketing, Professional Services and Finance
Schaumburg, Illinois (5)	7,861	6/30/2014	Administration and Training

Toronto, Ontario (6)	2,251	9/30/2009	Professional Services and Customer Support
Harrogate, North Yorkshire, England (7)	5,063	2/20/2010	UK Operations, primarily Research and Development, and Customer Support

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

(3)
In August 2005, the Company entered into a five-year lease agreement for a fourth headquarters building located in Weston, Florida near the other three locations. The Company moved a portion of its operations into this building in April 2006 and terminated this lease in December 2008.

(4)
In January 2008, the Company entered into an 84-month lease agreement for a fifth headquarters building located in Weston, Florida within a short distance of the other four headquarters locations.  The Company moved a portion of its operations into this building in June 2008. After this move, the Company modified the general use of the remaining four headquarters locations.

(5)	During the fourth quarter of 2008, the Company entered into a 65 month lease agreement for office space in Schaumburg, Illinois to accommodate general office space and training facilities.
(6)	During the third fiscal quarter of 2006, the Company entered into a three-year lease agreement for office space in Toronto, Ontario, to accommodate future growth into Canada.
(7)	As part of the RTIX Acquisition in the fourth fiscal quarter of 2006, the Company assumed a five-year lease for office space used for the UK operations.

In addition, the Company presently leases office space for its sales operations in Albany, New York; Atlanta, Georgia; Dallas, Texas; Detroit, Michigan; Millburn, New Jersey; Nashville, Tennessee; Ridgeland, Mississippi; Lee’s Summit, Missouri; Troy, Michigan; Ann Arbor, Michigan; and Overland Park, Kansas. Sales operations in other locations are not supported by leased office space.  The Company believes that its existing facilities are suitable and adequate for its current operations for the next 12 months. The Company further believes that suitable space will be available as needed to accommodate any expansion of its operations on commercially reasonable terms.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.                      Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Common Stock, as quoted on the NASDAQ Global Select Market (“NASDAQ”).

	2008		2007
	High	Low	High	Low
First Quarter	$32.40	$25.20	$28.30	$21.79
Second Quarter	41.68	29.73	30.27	25.68
Third Quarter	37.25	23.12	36.50	26.56
Fourth Quarter	26.82	10.70	36.63	30.50

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

	( a )		( c )
	Number of		Number of Securities
	Securities to be	( b )	Remaining Available for
	Issued upon	Weighted – Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
Plan Category	and Rights	and Rights	Column ( a )

Equity compensation plans approved
by security holders	5,009,935	$ 16.86	934,921
Equity compensation plans not approved
by security holders	–	–	–
Total	5,009,935	$ 16.86	934,921

Performance Graph.  The following graph compares the cumulative total stockholder returns on the Company’s Common Stock for the five year period covering December 31, 2003-December 31, 2008, on an annual basis, with the cumulative total return of The Nasdaq Composite Index and the RDG Software Composite Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Ultimate Software Group, Inc., The NASDAQ Composite Index
And The RDG Software Composite Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/03
12/04
12/05
12/06
12/07
12/08
The Ultimate Software Group, Inc.
NASDAQ Composite
RDG Software Composite

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

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

 As of December 31, 2008, the Company had purchased 2,533,575 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 466,425 shares available for repurchase in the future.  The details of Common Stock repurchases for the twelve months ended December 31, 2008 are as follows:

			Total Cumulative Number of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
January 1 – 31, 2008	–	–	–	547,625
February 1 – 29, 2008	334,500	28.32	1,786,875	1,213,125 (2)
March 1 – 31, 2008	–	–	1,786,875	1,213,125
April 1 – 30, 2008	–	–	1,786,875	1,213,125
May 1 – 31, 2008	220,200	34.97	2,007,075	992,925
June 1 – 30, 2008	13,300	37.50	2,020,375	979,625
July 1 – 31, 2008	–	–	2,020,375	979,625
August 1 – 31, 2008	155,100	25.90	2,175,475	824,525
September 1 – 30, 2008	–	–	2,175,475	824,525
October 1 – 31, 2008	–	–	2,175,475	824,525
November 1 – 30, 2008	358,100	13.97	2,533,575	466,425
December 1 – 31, 2008	–	–	2,533,575	466,425
Total	1,081,200	$ 23.48	2,533,575	466,425

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.
(2) On February 5, 2008, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock pursuant to the Stock Repurchase Plan.

Item 6.                      Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statements of operations data presented below for each of the years in the three-year period ended December 31, 2008 and the balance sheet data as of December 31, 2008 and 2007 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Recurring	$106,681	$87,017	$63,935	$50,259	$39,049
Services	60,627	49,857	38,617	27,894	24,924
License	11,264	14,590	12,259	10,450	8,055
Total revenues	178,572	151,464	114,811	88,603	72,028
Cost of revenues:
Recurring	29,754	22,798	17,875	13,740	11,961
Services	50,106	40,327	30,256	21,410	18,448
License	1,795	1,659	1,389	709	993
Total cost of revenues	81,655	64,784	49,520	35,859	31,402
Gross profit	96,917	86,680	65,291	52,744	40,626
Operating expenses:
Sales and marketing	47,193	36,479	29,382	21,783	20,630
Research and development	36,738	28,162	22,471	19,999	18,317
General and administrative	17,623	14,434	10,648	8,131	6,806
Total operating expenses	101,554	79,075	62,501	49,913	45,753
Operating income (loss)	(4,637)	7,605	2,790	2,831	(5,127)
Other income (expense):
Interest expense	(279)	(214)	(195)	(225)	(182)
Interest and other income	860	6,002	1,538	819	285
Total other income (expense), net	581	5,788	1,343	594	103
Income (loss) before income taxes	(4,056)	13,393	4,133	3,425	(5,024)
Income tax benefit, net	1,159	19,736	–	–	–
Net income (loss)	$(2,897)	$33,129	$4,133	$3,425	$(5,024)
Net income (loss) per share – Basic (1)	$(0.12)	$1.34	$0.17	$0.15	$(0.23)
Net income (loss) per share – Diluted (1)	$(0.12)	$1.24	$0.15	$0.13	$(0.23)
Weighted average number of shares outstanding:
Basic (1)	24,588	24,701	23,853	23,040	21,743
Diluted (1)	24,588	26,722	26,978	26,288	21,743

Balance Sheet Data:	As of December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$17,200	$17,462	$16,734	$17,731	$14,766
Investments in marketable securities	5,805	18,418	16,286	15,035	10,544
Total assets	147,257	135,156	93,530	69,581	52,546
Deferred revenue	63,494	51,708	42,969	33,031	28,476
Long-term borrowings, including capital lease obligations	1,519	2,311	1,610	1,828	1,231
Stockholders’ equity	51,072	60,978	31,022	23,546	13,524
(1)	See Note 8 of the Notes to Consolidated Financial Statements for information regarding the computation of net income (loss) per share.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition.  This discussion should be read in conjunction with our Consolidated Financial Statements and Notes that are included in this Form 10-K.  Also, the discussion of Critical Accounting Estimates in this section is an integral part of the analysis of our results of operations and financial condition.

Executive Summary

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate” or the “Company”) designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States and Canada.

Ultimate’s UltiPro software (“UltiPro”) is a comprehensive Internet-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature-sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting, reporting and analytical decision-making tools, time and attendance, and a self-service Web portal for executives, managers, administrators, and employees.

Ultimate’s software-as-a-service (“SaaS”) offering, branded “Intersourcing” (the “Intersourcing Offering”), provides on-line access to comprehensive human capital management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. Through the Intersourcing Offering, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at two data centers located in the Miami, Florida and Atlanta, Georgia areas.  Both data centers are owned and operated by a third-party, Quality Technology Services (“QTS”). QTS is one of the largest privately-held providers of data center facilities and management services in the United States.

UltiPro is available as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of large and very large companies (700 or more employees and including companies as large as 15,000 employees and larger) and is delivered as either SaaS or an on-premise solution.  UltiPro Workplace (“Workplace”) was developed for companies in the mid-market (200 to 700 employees) and is delivered exclusively as SaaS.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled service package. Since many companies in this market do not have IT staff on their premises to help with system issues, UltiPro Workplace is designed to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”  UltiPro is marketed primarily through the Company’s Enterprise and Workplace direct sales teams.

In addition to UltiPro’s core HR/payroll functionality, the Company’s customers have the option to purchase a number of additional features on a per-employee-per-month (or “PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features based on certain business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products; (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management, (v) tax filing; (vi) wage attachments; and (vii) other optional features (collectively, UltiPro “Optional Features”). All Optional Features are individually priced solely on a subscription basis with some of the Optional Features available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, based on the needs of the respective customers, including their employee size and the complexity of their HR/payroll environment.

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Intersourcing revenues and maintenance revenues are the primary components of recurring revenues in the Company’s audited consolidated statements of operations.  The majority of services revenues are derived from implementation services and, to a lesser extent, training services. In addition to recurring revenues and services revenues, Ultimate has marketed UltiPro on a perpetual license basis since its inception, through which it has recognized license revenues.  For 2006, 2007 and 2008, license revenues, as a percentage of total revenues, represented 10.7%, 9.6% and 6.3%, respectively.

Effective April 1, 2009, Ultimate will discontinue selling its on-site UltiPro solutions on a perpetual license basis, although the Company will continue to sell on-site UltiPro solutions on a subscription basis (which is priced and billed to customers on a PEPM basis). After the elimination of new sales of perpetual licenses, the variable costs associated with licenses, such as sales commissions, will also be eliminated. However, there will remain certain fixed third-party costs that were formerly allocated to costs of license revenues (in proportion to their contribution to the total sales mix) which will be shifted to costs of recurring revenues. As perpetual license agreements are sold, annual maintenance contracts (priced as a percentage of the related license fee) accompany those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter.  The Company has historically maintained a customer retention rate for its renewal maintenance agreements of 96% and does not foresee its decision to discontinue new sales of perpetual license agreements to materially affect its future maintenance revenues (as they relate to existing license customers).

As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams.  Intersourcing sales include a one-time upfront (or setup) fee, priced on a per-employee basis, and ongoing monthly fees, priced on a PEPM basis.  Revenue recognition for Intersourcing is triggered when the related customer processes its first payroll (or goes “Live”).  When an Intersourcing customer goes Live, the related upfront fees are recognized as recurring subscription revenues ratably over the term of the related contract (typically 24 months) and the Company begins recognizing the associated ongoing monthly PEPM fees.

In connection with the Company’s business strategy, an internal financial metric used by the Company in measuring financial performance is new annual recurring revenues (“ARR”).  ARR represent the expected one-year value from (i) new Intersourcing sales (including prorated one-time fees); (ii) maintenance revenues related to new software license sales; and (iii) recurring revenues from additional sales to Ultimate’s existing customer base.

New ARR attributable to sales during 2008 were $41.3 million as compared to $31.1 million for 2007.  The main contributors to the increase in new ARR were new sales of the Company’s Intersourcing Offering, including sales of UltiPro Enterprise and UltiPro Workplace (including prorated one-time fees).

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

Revenue Recognition

Sources of revenue for the Company are as follows:

1)	Recurring revenues, which include:

o	Subscription revenues generated from sales of the right to use UltiPro through Intersourcing, which includes Hosting Services (defined below), with the relevant elements as follows:

▪	Upfront one-time fees priced on a per-employee basis; and

▪	Monthly subscription revenues, priced on a PEPM basis.

o	Maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s UltiPro solutions sold under software license agreements:

▪	Renewal maintenance associated with perpetual license agreements sold in prior periods and related to an existing customer base;

▪
First year maintenance associated with new perpetual license agreements or those which are still in the initial contract period (see discussion below regarding the cessation of future perpetual license sales effective April 1, 2009);

o	Subscription revenues generated from sales of services to host the UltiPro application (“Hosting Services”) in conjunction with sales of perpetual licenses of UltiPro;

o	Subscription revenues generated from sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”);

o
Subscription revenues generated from the Original Ceridian Agreement (an agreement signed in 2001, subsequently amended and terminated on March 9, 2008, granting Ceridian Corporation a non-exclusive license to use UltiPro as part of an on-line offering to market primarily to businesses with less than 500 employees); and, to a lesser extent;

o	Subscription revenues generated from PEPM fees related to sales of UltiPro by independent business service providers (“BSP’s”).

2)
Sales of services including implementation of the Company’s UltiPro solutions (representing the majority of services revenues), training (also known as knowledge management) and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers;

3)	Sales of perpetual licenses for UltiPro:

o
Effective April 1, 2009, Ultimate will discontinue selling its on-site UltiPro solutions on a perpetual license basis, although the Company will continue to sell on-site UltiPro solutions on a subscription basis (or on a PEPM basis).

Recurring Revenues

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

The Company believes that applying EITF No. 00-21 to Intersourcing arrangements as opposed to applying American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.

Sales of Base Hosting Services

           Subscription revenues generated from Base Hosting are recognized in accordance with EITF No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (“EITF No. 00-3”), which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software.  The elements that typically exist for Base Hosting arrangements include Hosting Services and implementation services.  Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license and is subsequently adding Hosting Services or is purchasing a perpetual license for UltiPro together with Hosting Services, whereas, with Intersourcing, the customer is purchasing the right to use (not license) UltiPro together with Hosting Services.  Implementation services provided for Base Hosting arrangements, whereby the customer already owns a perpetual license, are less than those provided for Intersourcing arrangements since UltiPro is already implemented in these Base Hosting arrangements and only needs to be transitioned to a hosted environment.  Fair value for Hosting Services is based on the Hosting Valuation (defined below). The fair value for implementation services is based on the Implementation Valuation in accordance with guidelines provided by SOP 97-2.

Revenue Recognition for Elements included in Recurring Revenues

Recurring revenues include subscription revenues and maintenance revenues.

Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting and, to a lesser extent, the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement (which terminated March 9, 2008).

To the extent there are upfront (or setup) fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services.  In the cases of Intersourcing and Base Hosting sales, delivery of the services is when the customer processes its first payroll (or goes “Live”), at which time amortization of the upfront fees commences and extends until the end of the initial contract period.  In the case of BSP channel sales, amortization of the upfront fee typically commences when the contract is signed, which is when the BSP’s rights under the agreement begin, continuing until the initial contract term ends.  Ongoing PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered, typically on a monthly basis.

Subscription revenues from the Original Ceridian Agreement of $1.5 million were recognized in 2008 through the agreement’s termination date on March 8, 2008.  For each of the years ended December 31, 2007 and 2006, $642,000 per month (or $7.7 million per year) of subscription revenues was recognized.

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

 Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software.  Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.  Maintenance services provided to customers include product updates and technical support services.  Product updates are included in general releases to the Company’s customers and are distributed on a periodic basis.  Such updates may include, but are not limited to, product enhancements, payroll tax updates, additional security features or bug fixes. All features provided in general releases are unspecified upgrade rights. To the extent specified upgrade rights or entitlements to future products are included in a multi-element arrangement, revenue is recognized upon delivery provided fair value for the elements exists.  In multi-element arrangements that include a specified upgrade right or entitlement to a future product, if fair value does not exist for all undelivered elements, revenue for the entire arrangement is deferred until all elements are delivered or when fair value can be established. Maintenance revenues are recognized ratably over the service period, generally one year.  Annual maintenance renewal fees which occur subsequent to the initial contract period are also recognized ratably over the related service period.

Services Revenues

Sales of Services, including Implementation and Training Services, and Related Revenue Recognition

Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including services provided to BSP’s, the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses.  Revenues for implementation consulting and training services are recognized as services are performed to the extent the pricing for such services is on a time and materials basis. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement.

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

The Company recognizes revenue in accordance with the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) and the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). Management believes the Company is currently in compliance in all material aspects with the current provisions set forth in SOP 97-2, SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), EITF No. 00-21, EITF No. 00-3, SAB No. 101 and SAB No. 104.

License Revenues

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

For multiple-element software arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on vendor-specific objective evidence of fair value of the element (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value for the elements of multiple-element software arrangements is considered to be the price a customer would be required to pay when the element is sold separately.

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

Effective April 1, 2009, Ultimate will discontinue selling its on-site UltiPro solutions on a perpetual license basis, although the Company will continue to sell on-site UltiPro solutions on a subscription basis (which is priced and billed to customers on a PEPM basis).

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Company assesses the likelihood that it will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of income, expiration of net operating loss carryforwards, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2008 included, among other factors, three years of cumulative historical operating profits and a projection of future financial and taxable income.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2008, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required.

As of December 31, 2008, the Company believes it is more likely than not that the amount of the deferred tax assets recorded on the balance sheet will ultimately be recovered.  However, should there be a change in the Company’s ability to recover the deferred tax assets, the tax provision would increase in the period in which it is determined that recovery is not probable.

Stock-Based Compensation

The Company’s Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to non-employee directors, officers and employees of the Company to purchase shares of the Company’s Common Stock (“Options”).  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, the “Awards”).  Prior to the adoption of the Plan, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”).

The Plan provides broad discretion to the Compensation Committee of the Board of Directors to create appropriate equity incentives for directors, officers and employees of the Company.  The Plan is intended to attract and retain talented employees and align employee and stockholder interests.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, compensation was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Share-Based Payment”, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R (revised 2004), “Share-Based Payment”.  In accordance with SFAS No. 123R, the Company capitalizes the portion of stock-based compensation attributed to internally developed software.

For purposes of calculating and accounting for stock-based compensation expense in accordance with SFAS No. 123R, the Company makes a computation of expected volatility, based upon historical volatility and the expected term of the option.  The expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding.  The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. Pursuant to implementing SFAS No. 123R effective January 1, 2006, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rate is based on historical data.

The following table sets forth the stock-based compensation (“SBC”) expense resulting from share-based arrangements that is recorded in the Company’s consolidated statements of operations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Cost of recurring revenues	$871	$635	$394
Cost of services revenues	1,988	1,542	874
Cost of license revenues	12	5	6
Sales and marketing	7,389	4,617	2,967
Research and development	1,570	985	620
General and administrative	3,626	2,388	1,385
Total SBC	$15,456	$10,172	$6,246

Included in capitalized software in the Company’s consolidated balance sheet at December 31, 2008 and 2007 was $30 thousand and $42 thousand, respectively, in stock-based compensation expense related to capitalized software during the fiscal years then ended.  This amount would have otherwise been charged to research and development expense for the years ended December 31, 2008 and 2007.

Results of Operations

The following table sets forth the consolidated statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Recurring	59.7%	57.5%	55.7%
Services	34.0	32.9	33.6
License	6.3	9.6	10.7
Total revenues	100.0	100.0	100.0
Cost of revenues:
Recurring	16.7	15.1	15.6
Services	28.0	26.6	26.4
License	1.0	1.1	1.2
Total cost of revenues	45.7	42.8	43.2
Gross profit	54.3	57.2	56.8
Operating expenses:
Sales and marketing	26.4	24.1	25.5
Research and development	20.6	18.6	19.6
General and administrative	9.9	9.5	9.3
Total operating expenses	56.9	52.2	54.4
Operating income (loss)	(2.6)	5.0	2.4
Other income (expense), net
Interest expense and other	(0.1)	(0.1)	(0.1)
Other income, net	0.5	4.0	1.3
Total other income, net	0.4	3.9	1.2
Income (loss) before income tax	(2.2)	8.9	3.6
Benefit (provision) for income taxes	0.6	13.0	–
Net income (loss)	(1.6)%	21.9%	3.6%

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Revenues

The Company’s revenues are derived from recurring revenues, services revenues and, to a lesser extent, license revenues.  See “Revenue Recognition” (above) for further discussion of the Company’s revenue sources and its method of accounting for each of them.

Total revenues, consisting of recurring, services and license revenues, increased 17.9% to $178.6 million for 2008 from $151.5 million for 2007.

Recurring revenues increased 22.6% to $106.7 million for 2008 from $87.0 million for 2007.  The increases in recurring revenues for 2008 were primarily due to increases in subscription revenues from the Intersourcing Offering and, to a lesser extent, maintenance revenues, partially offset by a decrease in subscription revenues from the Original Ceridian Agreement, as described below:

a)
Intersourcing revenues increased 48.5% for 2008, primarily due to the continued growth of the Intersourcing Offering, which comprised the majority of unit sales. The increase in Intersourcing revenues is based on the revenue impact of incremental units that have gone Live since December 31, 2007, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Intersourcing revenues from the UltiPro Workplace solution in 2008 also contributed to the year-over-year growth, particularly since this solution was introduced after September 30, 2007.  Recognition of recurring revenues for Intersourcing sales commences upon the Live date. The Company’s twelve month retention rate of 97% for existing Intersourcing customers also contributed to the growth in Intersourcing revenues when combined with incremental revenues resulting from additional customers going Live in 2008 as compared to 2007.

b)
Maintenance revenues from license sales increased 9.0% due to cumulative net increases in the customer base subsequent to December 31, 2007 due to incremental license sales since such date.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.  The Company’s twelve month retention rate of 96% for existing customers’ annual maintenance renewals during 2008, combined with the annual price increases, also contributed to the increase in maintenance revenues.

c)
The impact on recurring revenues of units sold under the Intersourcing Offering has been a gradual increase from one period to the next, based on the incremental effect of revenue recognition of the Intersourcing fees over the terms of the related contracts as sales in backlog go Live.

d)
Subscription revenues decreased 58.0% in 2008.  This decrease was primarily due to the termination of the Original Ceridian Agreement effective March 9, 2008, at which time the related revenue recognition ended. In 2008, revenue recognized under Original Ceridian Agreement, amounted to $1.5 million as compared to $7.7 million in 2007.

Services revenues increased 21.6% to $60.6 million for 2008 from $49.9 million for 2007 primarily as a result of an increase in implementation revenues, which was primarily due to additional billable hours, a higher net rate per hour and, to a lesser extent, increased implementation revenues recognized for the new Workplace sales.  The additional billable hours stemmed from an increase in the number of revenue-generating consultants (as the Company hired more implementation personnel to accommodate the increased sales growth) as well as additional hours worked by third-party implementation partners (or “IPs”).  The net rate per hour for 2008 was higher than that for 2007 as the blended rate on a time and materials basis increased. Implementation revenues from UltiPro Workplace increased primarily as a result of the increased volume in UltiPro Workplace sales (as compared to 2007 which did not have a full year of Workplace unit sales).

License revenues decreased 22.8% to $11.3 million for 2008 from $14.6 million for 2007.  The decrease in 2008 was principally due to a lower number of units sold with more unit sales concentrated in the Intersourcing Offering.

Cost of Revenues

Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms, costs associated with certain reimbursable out-of-pocket expenses, discussed below, and costs to support additional services provided to BSPs.  Cost of license revenues primarily consists of fees payable to third parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality (“UTA”).  When UltiPro units are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software and for the add-on product, UTA.

Cost of recurring revenues increased 30.5% to $29.8 million for 2008 from $22.8 million for 2007.  The $7.0 million increase in cost of recurring revenues for the year (which included SBC expense of $0.9 million in 2008 as compared to $0.6 million in 2007), was primarily due to increases in both Intersourcing costs and maintenance costs as described below:

a)  The increase in Intersourcing costs was principally due to the growth in Intersourcing operations associated with increased sales, including higher operating costs such as depreciation and amortization of related computer equipment supporting the hosting operations, increased third-party royalty fees for UTA sales, increased labor costs and increased hosting data center costs.  In addition, there was increased amortization for UltiPro Canadian HR/payroll (“UltiPro Canada”) due to the general release of UltiPro Canada in the fourth quarter of 2007 and the resulting commencement of the amortization of the capitalized costs at that time as compared to a full year’s amortization in 2008.

b) The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the number of customers served.

Cost of services revenues increased 24.2% to $50.1 million for 2008 from $40.3 million for 2007.  The $9.8 million increase in costs of services revenues (which included stock-based compensation expense of $2.0 million in 2008 as compared to $1.5 million in 2007) was primarily due to increased implementation costs.  The increase in implementation costs was mainly attributable to labor costs associated with growing the implementation infrastructure (predominantly billable consultants) to accommodate the overall growth in unit sales and, to a lesser extent, increased costs for third-party IP’s which correlate with the increased implementation revenues generated from the work performed by IP’s.

Cost of license revenues increased by $0.1 million, or 8.2% to $1.8 million for 2008 from $1.7 million in 2007.  This slight increase was principally due to increased amortization for UltiPro Canada due to the general release of UltiPro Canada in the fourth quarter of 2007 and the resulting commencement of the amortization of the capitalized costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 29.4% to $47.2 million for 2008 from $36.5 million for 2007.  The $10.7 million increase for the year (which included stock-based compensation expense of $7.4 million in 2008 as compared to $4.6 million for 2007) was primarily due to increased labor and related costs attributable to hiring additional direct sales force personnel (particularly for the Company’s Workplace sales organization) and higher sales commissions principally related to increased Intersourcing sales. Marketing expenses associated with the investment in the Workplace solution also increased in comparison to 2007.  The overall increase was partially offset by lower commissions on license sales which correlate to the decrease in license revenues.  Commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped.  Commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the commencement of Intersourcing revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 30.5% to $36.7 million in 2008 from $28.2 million in 2007.  The increases in research and development expenses during 2008 (including $1.6 million in 2008 as compared to $1.0 million in 2007 of SBC expense) was principally due to higher labor costs related to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount) and increased third-party consulting costs, and, to a lesser extent, a net reduction in capitalized labor costs. Capitalization of costs for UltiPro Canada ended in November 2007 (upon its general release) and certain labor costs were capitalized in 2008 in relation to a new product offering referred to as Onboarding which is a product that handles certain human resources functionality for new hires of a company, and has an expected general release in the first quarter of 2009.

General and administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased 22.1% to $17.6 million for 2008 from $14.4 million for 2007.  The increase for 2008 (which included SBC expense of $3.6 million in 2008 as compared to $2.4 million in 2007 and $0.2 million of amortization of acquired intangibles in both 2008 and 2007) was primarily due to increased labor and related costs (resulting from additional personnel costs to support the Company’s growth).

Interest and Other Expense

Interest and other expense increased $65 thousand, or 30.4%, to $279 thousand for 2008 from $214 thousand for 2007.

Interest and Other Income, net

Interest and other income, net, decreased to $0.8 million for 2008 from $6.0 million for 2007 primarily because in 2007, the Company received a non-recurring cash settlement fee of $4.4 million, net of related costs, resulting from the early termination in 2007 of a multi-year business arrangement with one of our BSP’s that decided to exit the payroll business (the “Non-Recurring Settlement”).  In addition, in 2008, the Company had a decrease in interest income due to less cash, cash equivalents and marketable securities and a decrease in interest rates.

Income Tax Benefit, net

The income tax benefit decreased by 94.1% during the year ended December 31, 2008 due to the fact that in 2007, the Company recorded an income tax benefit of $19.9 million primarily related to the release of the valuation allowance against deferred tax assets, partially offset by a provision for income tax of $115 thousand.  Net operating loss carryforwards available at December 31, 2008, expiring at various times from 2011 through the year 2028 and which are available to offset future taxable income, approximated $73.9 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

The Company recognized $20.9 million of deferred tax assets, net of deferred tax liabilities as of December 31, 2008.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Revenues

Total revenues, consisting of recurring, services and license revenues, increased 31.9% to $151.5 million for 2007 from $114.8 million for 2006.

Recurring revenues increased 36.1% to $87.0 million for 2007 from $63.9 million for 2006.  The increases in recurring revenues for 2007 were primarily due to increases in Intersourcing revenues and maintenance revenues.

a)
Intersourcing revenues increased 69.1% primarily due to the continued growth of the recurring revenues generated from previously sold Intersourcing units which went Live after December 31, 2006.  Recognition of recurring revenues for Intersourcing unit sales commences upon Live date.

b)
Maintenance revenues increased 15.1% due to additional maintenance generated from incremental license sales since December 31, 2006.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a recurring basis thereafter (on a monthly basis ratably over the term of the respective renewal period).  The Company’s high retention rate of approximately 96% for existing customers’ annual maintenance renewals in 2007 combined with the annual price increases that typically accompany renewals also contributed to the increase in maintenance revenues.

Services revenues increased 29.1% to $49.9 million for 2007 from $38.6 million for 2006 primarily as a result of an increase of $10.4 million in implementation revenues and a $1.2 million increase in training revenues.  The increase in implementation revenues in 2007 was primarily due to more billable hours generated from our billable consultants (including the impact of hiring additional billable consultants during the year) and, to a lesser extent, from the increased use of IP’s. These additional billable hours stemmed from an increase in unit sales (particularly Intersourcing and certain add-on products), partially offset by a lower net rate per hour. The increase in training revenues was attributable to increased classroom attendance and Web-based training, also tied to increased unit sales.

License revenues increased 19.0% to $14.6 million for 2007 from $12.3 million for 2006.  The increase in 2007 was principally due to a higher average selling price due to increased sales of UTA, an add-on product introduced in 2006.

Cost of Revenues

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

Research and Development

Research and development expenses increased 25.3% to $28.2 million in 2007 from $22.5 million in 2006.  Excluding the impact of capitalized labor costs associated with the development of UltiPro Canada, which totaled $1.7 million for 2007, research and development expenses increased $5.6 million in comparison to 2006, principally due to higher labor costs, related to an increase in headcount and, to a lesser extent, an increase in third-party consulting costs.  Included in research and development expenses was stock-based compensation expense of $1.0 million in 2007 as compared to $0.6 million in 2006.

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), the Company began capitalizing certain research and development personnel costs for the development of UltiPro Canada functionality in November 2005, when technological feasibility was attained.  UltiPro Canada was built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture).  UltiPro Canada provides HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French).  The Company has capitalized additional research and development costs relative to the UltiPro Canada project through its general release, which occurred during the fourth quarter of 2007, at which time capitalization ceased under SFAS No. 86 guidelines. The Company capitalized a total of $1.7 million in 2007, as compared to $1.8 million in 2006, relative to UltiPro Canada. The amortization of UltiPro Canada, as well as other capitalized software that has reached the general release stage, is charged to the related cost of revenues (or primarily cost of recurring revenues).

General and Administrative

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

Interest and Other Income, net

Interest and other income, net, increased significantly to $6.0 million for 2007 from $1.5 million for 2006 primarily due to the Non-Recurring Settlement, a non-recurring cash settlement fee of $4.4 million, net of related costs, resulting from the early termination of a multi-year business arrangement with one of our BSP’s that decided to exit the payroll business.

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

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2008 and 2007. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K.

The Company’s quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company’s operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development, sales and marketing and the use of third-party consultants), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company’s customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for the Company’s products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that the Company will be able to maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, quarter-to-quarter comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

Quarters Ended	Dec. 31, 2008	Sep. 30, 2008		Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
(In thousand, except per share amount)
					(Unaudited)

Revenues:
Recurring	$28,870		$26,738	$25,377	$25,696	$24,297	$22,174	$21,075	$19,471
Services	18,340		15,002	13,165	14,120	14,084	12,312	11,274	12,187
License	2,482		2,172	2,957	3,653	3,761	3,337	2,608	4,884
Total revenues	49,692		43,912	41,499	43,469	42,142	37,823	34,957	36,542
Cost of revenues:
Recurring	8,300		7,927	7,002	6,525	6,189	5,630	5,480	5,499
Services	15,476		12,751	10,580	11,299	10,888	10,066	9,081	10,292
License	440		463	464	428	633	352	265	409
Total cost of revenues	24,216		21,141	18,046	18,252	17,710	16,048	14,826	16,200
Gross profit	25,476		22,771	23,453	25,217	24,432	21,775	20,131	20,342
Operating expenses:
Sales and marketing	11,645		12,483	11,236	11,829	10,214	9,040	8,442	8,783
Research and development	8,648		9,912	9,299	8,879	7,221	7,107	6,663	7,171
General and administrative	4,225		4,697	4,405	4,296	4,089	3,645	3,253	3,447
Total operating expenses	24,518		27,092	24,940	25,004	21,524	19,792	18,358	19,401
Operating income (loss)	958		(4,321)	(1,487)	213	2,908	1,983	1,773	941
Interest expense and other	(97)		(42)	(61)	(79)	(53)	(61)	(53)	(47)
Other income, net	104		177	222	357	400	433	4,774	395
Total other income, net	7		135	161	278	347	372	4,721	348
Income (loss) before provision for income taxes	965		(4,186)	(1,326)	491	3,255	2,355	6,494	1,289
Income tax benefit (expense), net	(350)		1,135	575	(201)	19,851	–	(85)	(30)
Net income (loss)	$615		$(3,051)	$(751)	$290	$23,106	$2,355	$6,409	$1,259

Weighted average shares outstanding:
Basic	24,389		24,613	24,670	24,682	24,742	24,764	24,713	24,527
Diluted	25,567		24,613	24,670	26,460	26,803	27,692	27,571	27,383

Net earnings (loss) per share
Basic	$0.03	$	(0.12)	$(0.03)	$0.12	$0.93	$0.10	$0.26	$0.05
Diluted	$0.02		$(0.12)	$(0.03)	$0.11	$0.86	$0.09	$0.23	$0.05

Liquidity and Capital Resources

In recent years, the Company has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of December 31, 2008, the Company had $23.0 million in cash, cash equivalents and total investments in marketable securities, reflecting a net decrease of $12.9 million since December 31, 2007.  This $12.9 million decrease was mainly due to the use of $21.5 million in cash for Common Stock repurchases (net of proceeds from the issuance of Common Stock from stock option exercises) during 2008 which were made pursuant to the Company’s previously announced Stock Repurchase Plan, an increase in capital expenditures, including cash purchases of property and equipment, and principal payments on financed equipment, totaling $14.9 million and increased capitalized software costs of $2.2 million, partially offset by cash generated from operations of $25.8 million during 2008.

Net cash provided by operating activities was $25.8 million for 2008 as compared to $29.1 million for 2007.  The $3.3 million decrease was primarily due to less cash generated from operations, increased accounts receivable and increased prepaid expenses, partially offset by increased accounts payable.  Included in the 2007 cash generated from operations, was a non-recurring settlement fee of $4.3 million, net of related costs and income taxes, resulting from the early termination of a multiyear business arrangement with one of the Company’s business partners that decided to exit the payroll business.

Net cash used in investing activities was $7.7 million for 2008 as compared to $11.3 million for 2007.  The $3.6 million decrease from 2007 was primarily attributable to an increase in cash provided from the maturities of marketable securities (net of purchases) of $14.8 million, partially offset by an increase in purchases of client fund securities (from the Company’s UltiPro Tax Filing offering) of $5.9 million, an increase in cash purchases of property and equipment of $4.8 million and, to a lesser extent, an increase in capitalized software costs of $0.6 million.

Net cash used in financing activities was $18.4 million for 2008 as compared to $17.2 million for 2007. The $1.2 million increase in net cash used in financing activities was primarily related to a $7.2 million increase in repurchases of Common Stock pursuant to the Company’s Stock Repurchase Plan (including a decrease in proceeds from the issuance of Common Stock from stock option exercises), partially offset by an increase of $5.9 million of customer fund obligations from the Company’s UltiPro Tax Filing offering.

Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of December 31, 2008 and December 31, 2007, were 71 days and 76 days, respectively.  The decrease in DSO’s of 5 days compared to December 31, 2007 was primarily a function of increased revenues and stronger accounts receivable collections.

Deferred revenues were $63.5 million at December 31, 2008, as compared to $51.7 million at December 31, 2007.  The increase of $11.8 million in deferred revenues for 2008 was primarily due to increased Intersourcing unit sales and, to a lesser extent, increases in deferred services and deferred maintenance.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to Intersourcing.

The Company had a credit facility (the “Credit Facility”) with Silicon Valley Bank, which was secured by the Company’s eligible accounts receivable. The Credit Facility was comprised of a revolving line of credit (the “Revolver”) and an equipment term loan (the “Equipment Loan”). The Credit Facility’s Revolver expired on May 27, 2006. Based upon the strength and consistency of the cash flow position as well as management’s expectations for the next twelve months, the Company chose not to renew the Credit Facility upon its expiration.  The Credit Facility’s Equipment Loan did not have any future borrowing capacity after May 27, 2006. The balance under the Equipment Loan as of December 31, 2007, $0.3 million, was paid in full by December 31, 2008.

The Company believes that cash and cash equivalents, investments in marketable securities and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

The Company did not have any material commitments for capital expenditures as of December 31, 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2008, the Company’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Capital lease obligations (1)	$3,711	$2,133	$1,578	$—	$—
Other long-term obligations (2)	23,991	3,713	7,093	5,950	7,235
Purchase obligations (3)	—	—	—	—	—
Other long-term liabilities (4)	320	320	—	—	—
Total contractual cash obligations	$28,022	$6,166	$8,671	$5,950	$7,235
_________________________

(1)
The Company leases certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2010. See Note 15 of the Notes to Consolidated Financial Statements for information regarding capital lease obligations.

(2)
Included in other long-term obligations were the Company’s leases for corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates and a software maintenance agreement.  See Note 18 of the Notes to Consolidated Financial Statements for information regarding operating lease obligations.  The software maintenance agreement is a 36-month agreement beginning July 21, 2008 and ending on August 1, 2011 with 36 monthly payments.

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

(4)
As of December 31, 2008, the Company had an outstanding balance related to the long-term installment loan agreement that was entered into during 2007 with a third-party vendor to acquire computer software, of which, $0.3 million is payable on or before September 1, 2009.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rate risks, foreign currency risk and risks that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks, are not included in the following assessment of the Company’s market risks.

Interest Rate Risk. The Company is subject to financial market risks, including changes in interest rates and in the valuations of its investment portfolio.  Changes in interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities.  The Company manages market risks, including interest rate risks, in accordance with its investment guideline objectives, including:

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

As of December 31, 2008, total investments in available-for-sale marketable securities were $5.8 million.

As of December 31, 2008, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 2.3% per annum).

To illustrate the potential impact of changes in interest rates, the Company has performed an analysis based on its December 31, 2008 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of the Company’s total portfolio of approximately $14 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of the Company’s total portfolio of approximately $14 thousand over the next 12 months.

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

Item 8.                      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 21 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

March 2, 2009
Miami, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007

(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$17,200	$17,462
Short-term investments in marketable securities	5,805	17,120
Accounts receivable, net of allowance for doubtful accounts of $700
for 2008 and 2007	38,302	34,658
Prepaid expenses and other current assets	16,011	9,801
Deferred tax assets, net	3,533	3,516
Total current assets before funds held for customers	80,851	82,557
Funds held for customers	5,863	–
Total current assets	86,714	82,557
Property and equipment, net	22,984	18,238
Capitalized software, net	5,642	3,631
Goodwill	2,906	4,063
Long-term investments in marketable securities	–	1,298
Other assets, net	11,668	9,365
Long-term deferred tax assets, net	17,343	16,004
Total assets	$147,257	$135,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,200	$3,528
Accrued expenses	12,701	11,405
Current portion of deferred revenue	54,687	43,262
Current portion of capital lease obligations	2,034	2,002
Current portion of long-term debt	320	572
Total current liabilities before customer funds obligations	76,942	60,769
Customer funds obligations	5,863	–
Total current liabilities	82,805	60,769
Deferred revenue, net of current portion	8,807	8,446
Deferred rent	3,054	2,652
Capital lease obligations, net of current portion	1,519	1,991
Long-term debt, net of current portion	–	320
Total liabilities	96,185	74,178

Commitments and contingencies (Note 18)	–	–

Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	–	–
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 26,796,169 and 26,219,789 shares issued in 2008 and 2007, respectively	268	262
Additional paid-in capital	164,574	143,913
Accumulated other comprehensive loss	(1,002)	(18)
Accumulated deficit	(53,268)	(50,371)
	110,572	93,786
Treasury stock, at cost, 2,533,575 and 1,452,375 shares in 2008 and 2007, respectively	(59,500)	(32,808)
Total stockholders’ equity	51,072	60,978
Total liabilities and stockholders’ equity	$147,257	$135,156
The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenues:

Recurring	$106,681	$87,017	$63,935
Services	60,627	49,857	38,617
License	11,264	14,590	12,259
Total revenues	178,572	151,464	114,811

Cost of revenues:

Recurring	29,754	22,798	17,875
Services	50,106	40,327	30,256
License	1,795	1,659	1,389
Total cost of revenues	81,655	64,784	49,520
Gross profit	96,917	86,680	65,291

Operating expenses:
Sales and marketing	47,193	36,479	29,382
Research and development	36,738	28,162	22,471
General and administrative	17,623	14,434	10,648
Total operating expenses	101,554	79,075	62,501

Operating income (loss)	(4,637)	7,605	2,790

Other income (expense):
Interest expense and other	(279)	(214)	(195)
Interest and other income, net	860	6,002	1,538
Total other income, net	581	5,788	1,343

Income (loss) before benefit for income taxes	(4,056)	13,393	4,133
Benefit for income taxes	1,159	19,736	–
Net income (loss)	$(2,897)	$33,129	$4,133

Net income (loss) per share:
Basic	$(0.12)	$1.34	$0.17
Diluted	$(0.12)	$1.24	$0.15

Weighted average shares outstanding:
Basic	24,588	24,701	23,853
Diluted	24,588	26,722	26,978

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount

Balance, December 31, 2005	23,786	$238	$110,245	$(31)	$(85,852)	258	$(1,054)	$23,546
SAB 108 cumulative adjustment (Note 21)					(1,781)			(1,781)
Adjusted balance, January 1, 2006					(87,633)			21,765
Net income	–	–	–	–	4,133	–	–	4,133
Unrealized gain on investments in marketable securities available-for-sale	–	–	–	33	–	–	–	33
Unrealized loss on foreign exchange				(1)				(1)
Comprehensive income	–	–	–	–	–	–	–	4,165
Repurchase of Common Stock	–	–	–	–	–	451	(9,797)	(9,797)
Issuances of Common Stock from exercises of stock options and warrants	1,317	13	8,589	–	–	–	–	8,602
Non-cash stock-based compensation expense for stock options and restricted stock	–	–	6,287	–	–	–	–	6,287
Balance, December 31, 2006	25,103	251	125,121	1	(83,500)	709	(10,851)	31,022
Net income	–	–	–	–	33,129	–	–	33,129
Unrealized loss on investments in marketable securities available-for-sale	–	–	–	(13)	–	–	–	(13)
Unrealized loss on foreign exchange				(6)				(6)
Comprehensive income	–	–	–	–	–	–	–	33,110
Repurchase of Common Stock	–	–	–	–	–	743	(21,957)	(21,957)
Issuances of Common Stock from exercises of stock options and warrants	1,117	11	8,578	–	–	–	–	8,589
Non-cash stock-based compensation expense for stock options and restricted stock	_______	_______	10,214	–	–	–	–	10,214
Balance, December 31, 2007	26,220	262	143,913	(18)	(50,371)	1,452	(32,808)	60,978
Net loss	–	–	–	–	(2,897)	–	–	(2,897)
Unrealized gain on investments in marketable securities available-for-sale	–	–	–	15	–	–	–	15
Unrealized gain on foreign exchange				(999)				(999)
Comprehensive loss	–	–	–	–	–	–	–	(3,881)
Repurchase of Common Stock	–	–	–	–	–	1,082	(26,692)	(26,692)
Issuances of Common Stock from exercises of stock options and warrants	576	6	5,175	–	–	–	–	5,181
Non-cash stock-based compensation expense for stock options and restricted stock	_____–_	______–	15,486	–	–	–	–	15,486
Balance, December 31, 2008	26,796	$268	$164,574	$(1,002)	$(53,268)	2,534	$(59,500)	$51,072
The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,897)	$33,129	$4,133
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects from business combination:
Depreciation and amortization	10,106	7,068	5,371
Provision for doubtful accounts	1,546	1,505	813
Non-cash expense for stock based compensation	15,456	10,172	6,246
Deferred income taxes	(1,205)	(19,851)	–
Changes in operating assets and liabilities:
Accounts receivable	(5,190)	(9,588)	(8,940)
Prepaid expenses and other current assets	(6,210)	(1,190)	(2,712)
Other assets, net	(2,488)	(2,517)	(3,484)
Accounts payable	3,672	(366)	1,021
Accrued expenses	1,199	2,039	3,365
Deferred revenue	11,786	8,739	9,617
Net cash provided by operating activities	25,775	29,140	15,430
Cash flows from investing activities:
Purchases of marketable securities	(6,688)	(20,036)	(22,208)
Maturities of marketable securities	19,315	17,890	20,990
Net purchases of client funds securities	(5,863)	–	–
Purchases of property and equipment	(12,206)	(7,429)	(6,367)
Capitalized software	(2,230)	(1,653)	(1,801)
Payments for acquisition	–	(24)	(3,627)
Net cash used in investing activities	(7,672)	(11,252)	(13,013)
Cash flows from financing activities:
Repurchases of Common Stock	(26,692)	(21,957)	(9,797)
Principal payments on capital lease obligations	(2,152)	(2,045)	(1,717)
Net increase in client fund obligations	5,863	–	–
Net proceeds from issuances of Common Stock	5,182	7,617	8,602
Repayments of borrowings of long-term debt	(572)	(768)	(501)
Net cash used in financing activities	(18,371)	(17,153)	(3,413)
Effect of exchange rate changes on cash	6	(7)	(1)
Net (decrease) increase in cash and cash equivalents	(262)	728	(997)
Cash and cash equivalents, beginning of year	17,462	16,734	17,731
Cash and cash equivalents, end of year	$17,200	$17,462	$16,734

Supplemental disclosure of cash flow information:
Cash paid for interest	$85	$96	$102
Cash paid for income taxes	$332	$75	$–

Supplemental disclosure of non-cash investing and financing activities (in thousands):
- The Company entered into capital lease obligations to acquire new equipment totaling $1,712, $3,109 and $2,285 in 2008, 2007 and 2006, respectively.
- The Company included in capitalized software on the Company’s consolidated balance sheet a total of $30, $42 and $41 in stock-based compensation related to capitalized software at December 31, 2008, 2007 and 2006, respectively.

- The Company entered into a long-term installment loan agreement with a third-party vendor to acquire computer software totaling $961 during the year ended December 31, 2007.
- The Company satisfied its agreement for the 2006 purchase of RTIX during 2007 with a stock consideration payment valued at $972.
- The Company entered into an agreement to purchase source code from a third-party vendor, for $2.0 million, of which $1.5 million was paid during 2008.

- The Company had a $1,005 adjustment between goodwill and other comprehensive loss (related to foreign currency translation) during 2008.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate” or the “Company”) designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States and Canada.  Ultimate solutions are available as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of large and very large companies (700 or more employees and including companies as large as 15,000 employees and larger) and UltiPro Workplace (“Workplace”) was developed for companies in the mid-market (200 to 700 employees).  UltiPro is marketed primarily through the Company’s Enterprise and Workplace direct sales teams.

2.  Basis of Presentation, Consolidation and the Use of Estimates

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The consolidated financial statements included herein reflect all adjustments, which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Funds Held for Customers and Customers Funds Obligations

During the second quarter of 2008, the Company introduced a new product, UltiPro Tax Filing, for its Workplace market.  Tax filing services provided to Workplace customers through the Company’s UltiPro Tax Filing product are being sold directly by the Company to its Workplace customers only on a per-employee-per-month (“PEPM”) basis in conjunction with UltiPro, its core product.  As a result of rolling out its new UltiPro Tax Filing product, the Company receives funds from its Workplace customers and holds such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  The Company holds Workplace customers’ tax filing deposits for the period between collection from Workplace customers and remittance to the applicable taxing authority.  These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in the Company’s consolidated balance sheet as of December 31, 2008.  The Company has reported the cash flows related to the purchases of overnight repurchase agreements backed by U.S. Treasury or U.S. Government Agency securities using funds received from Workplace UltiPro Tax Filing customers in the investing activities section of the unaudited condensed consolidated statement of cash flows for the year ended December 31, 2008.  The Company has reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statement of cash flows for the year ended December 31, 2008.  The associated PEPM fees for UltiPro Tax Filing are included in recurring revenues in the audited consolidated statements of operations for the year ended December 31, 2008. Since UltiPro Tax Filing was introduced during the second quarter of 2008, the interest earned associated therewith was not material for the year ended December 31, 2008.

Fair Value of Financial Instruments

The Company’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customer and the related obligations, accounts receivable, accounts payable, and capital lease obligations, approximated fair value as of December 31, 2008 and 2007.

Fair Value of a Conditional Asset Retirement Obligation

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligation, an interpretation of FASB Statement No. 143” (“FIN No. 47”).  FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  The adoption of FIN No. 47 did not have an impact on the Company’s consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization, but is subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist.  The Company completed its annual impairment analysis of goodwill and determined goodwill had not been impaired as of December 31, 2008.  Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144 (defined below).  The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from five to six years.  See Note 10 for further discussion.

Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  The Company evaluates the carrying value of long-lived assets when indicators of impairment exist.  For the year ended December 31, 2008, no such events or circumstances were identified.  The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value.  In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the years ended December 31, 2008, 2007 and 2006, the Company made no material adjustments to its long-lived assets.

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

Deferred Revenue

Deferred revenue is primarily comprised of deferrals for recurring revenues for Intersourcing services which are recognized over the term of the related contract as the services are performed, typically two years; maintenance services which have not yet been rendered; implementation consulting services for which the services have not yet been rendered; and subscription revenues which are recognized ratably over the minimum term of the related contract upon the delivery of the product and services.

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

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise’s business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment.

Revenue Recognition

Sources of revenue for the Company are as follows:

1)  Recurring revenues, which include:

o	Subscription revenues generated from sales of the right to use UltiPro through Intersourcing, which includes Hosting Services (defined below), with the relevant elements as follows:

▪	Upfront one-time fees priced on a per-employee basis; and

▪	Monthly subscription revenues, priced on a PEPM basis.

o	Maintenance revenues generated from maintaining, supporting and providing periodic updates for the Company’s UltiPro solutions sold under software license agreements:

▪	Renewal maintenance associated with perpetual license agreements sold in prior periods and related to an existing customer base;

▪
First year maintenance associated with new perpetual license agreements or those which are still in the initial contract period (see discussion below regarding the cessation of future perpetual license sales effective April 1, 2009);

o	Subscription revenues generated from sales of services to host the UltiPro application (“Hosting Services”) in conjunction with sales of perpetual licenses of UltiPro;

o	Subscription revenues generated from sales of Hosting Services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”);

o
Subscription revenues generated from the Original Ceridian Agreement (an agreement signed in 2001, subsequently amended and terminated on March 9, 2008, granting Ceridian Corporation a non-exclusive license to use UltiPro as part of an on-line offering to market primarily to businesses with less than 500 employees); and, to a lesser extent;

o	Subscription revenues generated from PEPM fees related to sales of UltiPro by independent business service providers (“BSP’s”).

2)  Sales of services including implementation of the Company’s UltiPro solutions (representing the majority of services revenues), training (also known as knowledge management) and other services, including the provision of payroll-related forms and the printing of Form W-2’s for certain customers;

3)  Sales of perpetual licenses for UltiPro:

o
Effective April 1, 2009, Ultimate will discontinue selling its on-site UltiPro solutions on a perpetual license basis, although the Company will continue to sell on-site UltiPro solutions on a subscription basis (which is priced and billed to customers on a PEPM basis).

Recurring Revenues

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

The Company believes that applying EITF No. 00-21 to Intersourcing arrangements, as opposed to applying American Institute of Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), is appropriate given the nature of the arrangements whereby the customer has no right to the UltiPro license.

Sales of Base Hosting Services

           Subscription revenues generated from Base Hosting are recognized in accordance with EITF No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” (“EITF No. 00-3”) which provides guidance as to the application of SOP 97-2 to hosting arrangements that include a license right to the software.  The elements that typically exist for Base Hosting arrangements include Hosting Services and implementation services.  Base Hosting is different than Intersourcing arrangements in that the customer already owns a perpetual license and is subsequently adding Hosting Services or is purchasing a perpetual license for UltiPro together with Hosting Services, whereas, with Intersourcing, the customer is purchasing the right to use (not license) UltiPro together with Hosting Services.  Implementation services provided for Base Hosting arrangements, whereby the customer already owns a perpetual license, are less than those provided for Intersourcing arrangements since UltiPro is already implemented in these Base Hosting arrangements and only needs to be transitioned to a hosted environment.  Fair value for Hosting Services is based on the Hosting Valuation (defined below). The fair value for implementation services is based on the Implementation Valuation in accordance with guidelines provided by SOP 97-2.

Revenue Recognition for Elements included in Recurring Revenues

Recurring revenues include subscription revenues and maintenance revenues.

Subscription revenues are principally derived from PEPM fees earned through the Intersourcing Offering, Base Hosting and, to a lesser extent, the BSP sales channel, as well as revenues generated from the Original Ceridian Agreement (which terminated March 9, 2008).

To the extent there are upfront (or setup) fees associated with the Intersourcing Offering, Base Hosting or the BSP sales channel, subscription revenues are recognized ratably over the minimum term of the related contract upon the delivery of the product and services.  In the cases of Intersourcing and Base Hosting sales, delivery of the services is when the customer processes its first payroll (or goes “Live”), at which time amortization of the upfront fees commences and extends until the end of the initial contract period.  In the case of BSP channel sales, amortization of the upfront fee typically commences when the contract is signed, which is when the BSP’s rights under the agreement begin, continuing until the initial contract term ends.  Ongoing PEPM fees from the Intersourcing Offering, Base Hosting and the BSP sales channel are recognized as subscription revenue as the services are delivered, typically on a monthly basis.

Subscription revenues from the Original Ceridian Agreement of $1.5 million were recognized in 2008 through the agreement’s termination date on March 9, 2008.  For each of the years ended December 31, 2007 and 2006, $642,000 per month (or $7.7 million per year) of subscription revenues was recognized.

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

 Maintenance revenues are derived from maintaining, supporting and providing periodic updates for the Company’s software.  Maintenance and support fees are generally priced as a percentage of the initial license fee for the underlying products.  Maintenance services provided to customers include product updates and technical support services.  Product updates are included in general releases to the Company’s customers and are distributed on a periodic basis.  Such updates may include, but are not limited to, product enhancements, payroll tax updates, additional security features or bug fixes. All features provided in general releases are unspecified upgrade rights. To the extent specified upgrade rights or entitlements to future products are included in a multi-element arrangement, revenue is recognized upon delivery provided fair value for the elements exists.  In multi-element arrangements that include a specified upgrade right or entitlement to a future product, if fair value does not exist for all undelivered elements, revenue for the entire arrangement is deferred until all elements are delivered or when fair value can be established. Maintenance revenues are recognized ratably over the service period, generally one year.  Annual maintenance renewal fees which occur subsequent to the initial contract period are also recognized ratably over the related service period.

Services Revenues

Sales of Services, including Implementation and Training Services, and Related Revenue Recognition

Services revenues include revenues from fees charged for the implementation of the Company’s software products and training of customers in the use of such products, fees for other services, including services provided to BSP’s, the provision of payroll-related forms and the printing of Form W-2’s for certain customers, as well as certain reimbursable out-of-pocket expenses.  Revenues for implementation consulting and training services are recognized as services are performed to the extent the pricing for such services is on a time and materials basis. Other services are recognized as the product is shipped or as the services are rendered depending on the specific terms of the arrangement.

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

The Company recognizes revenue in accordance with the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) and the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). Management believes the Company is currently in compliance in all material aspects with the current provisions set forth in SOP 97-2, SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), EITF No. 00-21, EITF No. 00-3, SAB No. 101 and SAB No. 104.

License Revenues

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

For multiple-element software arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on vendor-specific objective evidence of fair value of the element (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value for the elements of multiple-element software arrangements is considered to be the price a customer would be required to pay when the element is sold separately.

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

Effective April 1, 2009, Ultimate will discontinue selling its on-site UltiPro solutions on a perpetual license basis, although the Company will continue to sell on-site UltiPro solutions on a subscription basis (which is priced and billed to customers on a PEPM basis).

Cost of Revenues

Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms, costs associated with certain reimbursable out-of-pocket expenses, discussed below, and costs to support additional services provided to BSPs.  Cost of license revenues primarily consists of fees payable to third parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality.  When UltiPro licenses are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software and for the add-on product, UltiPro Time and Attendance (“UTA”), which was introduced in 2006.

Stock-Based Compensation

The Company’s equity compensation program provides broad discretion to the Compensation Committee of the Board of Directors to create appropriate equity incentives for non-employee directors, officers and employees of the Company.  The program is intended to attract and retain talented employees and align employee and stockholder interests.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation was recognized beginning January 1, 2006 and includes (a) compensation expense for all stock-based employee compensation arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Share-Based Payment,” and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

In accordance with SFAS No. 123R, the Company capitalizes the portion of stock-based compensation (“SBC”) expense attributed to research and development personnel whose labor costs are being capitalized pursuant to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), related to software development.  The following table summarizes SBC recognized by the Company (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

SBC – Statements of operations	$15,456	$10,172	$6,246
SBC – Capitalized software	30	42	41
SBC – Statements of stockholders’ equity	$15,486	$10,214	$6,287

During the first quarter of fiscal 2006, the Company adopted FASB Staff Position (“FSP”) FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R” (“FSP No. FAS 123R-2”).  FSP No. FAS 123R-2 provides guidance on the application of grant date as defined in SFAS No. 123R.  As a practical accommodation, a mutual understanding of the key terms and conditions of an award is approved in accordance with the relevant corporate governance requirements if certain conditions are met.  The adoption of FSP No. FAS 123R-2 did not have an impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP No. FAS 123(R)-3”). The Company has elected to adopt the alternative transition method provided in FSP No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation expense pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and non-employee director SBC expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and non-employee director stock-based awards that were outstanding upon adoption of SFAS No. 123(R).  Due to the Company’s accumulated tax net operating losses, there was no beginning balance in the APIC pool at the date of adoption of SFAS No. 123R on January 1, 2006.

The Company also adopted FSP FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP No. FAS 123R-4”) during the first quarter of fiscal year 2006.  FSP No. FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event.  FSP No. FAS 123R-4 amends SFAS No. 123R so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition to classify as a liability until it becomes probable that the event will occur.  The adoption of FSP No. FAS 123R-4 did not have an impact on the Company’s consolidated financial statements.

Rental Costs Incurred during a Construction Period

The Company adopted FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” (“FSP No. FAS 13-1”) which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period.  Rental costs incurred during and after a construction period are costs incurred for the right to control the use of a leased asset during and after construction of a leased asset.  Since there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense on a straight-line basis.

Income Taxes

The Company is subject to corporate Federal, foreign and state income taxes and accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  SFAS No. 109 provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Company assesses the likelihood that it will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2008 included, among other factors,  three years of historical operating profits and a projection of future financial and taxable income including the estimated impact of future tax deductions from the exercise of stock options sufficient to realize most of our remaining deferred tax assets.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2008, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required. See Note 16 for further discussion.

Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109.  Specifically, the interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48, and, as of December 31, 2008, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

Reimbursable Out-Of-Pocket Expenses

EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”) requires companies to characterize reimbursements received for out-of-pocket expenses incurred.   Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in the Company’s accompanying consolidated statements of operations, were $1.8 million, $1.7 million and $1.4 million for 2008, 2007 and 2006, respectively.

Recently Adopted Accounting Pronouncements

In January 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measures in financial statements.  SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP and emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price).  SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level.  On February 6, 2008, the Financial Accounting Standards Board (“FASB”) deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  The effect of the adoption of SFAS No. 157 is discussed in Note 4.

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

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

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

4.           Investments in Marketable Securities and Fair Value of Financial Instruments

The Company classifies all its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive income (loss) in stockholders’ equity until realized.  Gains and losses on the sale of securities available-for-sale are determined using the specific identification method.  Included in accumulated other comprehensive income (loss) at December 31, 2008 and 2007 are an unrealized gain of $4 thousand and an unrealized loss of $11 thousand, respectively, on available-for-sale securities held at each year end.

The amortized cost and fair value of the Company’s investments in marketable securities available-for-sale at December 31, 2008 and 2007 are shown below (in thousands):

	As of December 31, 2008			As of December 31, 2007
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain	Value	Cost	Loss	Value

Corp. debentures – bonds	$4,306	$2	$4,308	$12,055	$(4)	$12,051
Commercial paper	995	2	997	3,875	(3)	$3,872
Certificates of deposit	500	–	500	–	–	–
Asset-backed - fixed	–	–	–	2,499	(4)	2,495
Total investments	$5,801	$4	$5,805	$18,429	$(11)	$18,418

The amortized cost and fair value of the fixed income securities by contractual maturity at December 31, 2008 and 2007 are shown below (in thousands):

	As of December 31, 2008		As of December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$5,801	$5,805	$17,132	$17,120
Due after one year	–	–	1,297	1,298
Total	$5,801	$5,805	$18,429	$18,418

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis.  SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis.  There was no impact from the adoption of SFAS No. 157 on the consolidated financial statements.  SFAS No. 157 requires disclosure that establishes a framework for management’s measurement of fair value and expands disclosure about fair value measurements.  The statement requires fair value measurements to be classified and disclosed in one of the following three categories of the fair value hierarchy:

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value and subject to the disclosure requirements of SFAS No. 157 as of December 31, 2008 (in thousands):

		Quoted
		Prices in	Other	Un-
		Active	Observable	observable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Corporate debentures – bonds	$4,308	$—	$4,308	$—
Commercial paper	997	—	997	—
Certificates of deposit	500	500	—	—
Total investments available-for-sale	$5,805	$500	$5,305	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the consolidated balance sheet as of December 31, 2008 as short-term investments in marketable securities.  There were no financial liabilities accounted for at fair value and subject to the disclosure requirements of SFAS No. 157 as of December 31, 2008.

5.           Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2008	2007
Computer equipment	$53,758	$43,611
Leasehold improvements	7,420	5,094
Furniture and fixtures	3,231	2,381
Building	870	870
Land	655	655
Property and equipment	65,934	52,611
Less: accumulated depreciation and amortization	42,950	34,373
Property and equipment, net	$22,984	$18,238

Depreciation and amortization expense on property and equipment totaled $9.2 million, $6.7 million and $5.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Included in property and equipment is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2008	2007
Computer equipment	$16,447	$14,734
Less: accumulated amortization	14,489	12,300
	$1,958	$2,434

Depreciation and amortization expense on property and equipment under capital leases, totaled $2.2 million, $2.1 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.           Foreign Currency

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated other comprehensive (loss) income.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the consolidated statements of operations. For the years ended December 31, 2008 and 2007, the Company had cumulative unrealized translation losses of $1 million and $7 thousand, respectively.  There was a $1 thousand unrealized translation loss for the year ended December 31, 2006.

7.           Software Development Costs

SFAS No. 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. During 2008, a total of $0.8 million of research and development expenses were capitalized in relation to a new product offering referred to as Onboarding, which is a product that handles certain human resources functionality for new hires of a company, and has an expected general release in the first quarter of 2009.  During 2007 and 2006, $1.7 million and $1.8 million, respectively, of research and development expenses were capitalized for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality.  UltiPro Canada was built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture).  UltiPro Canada provides HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French).  Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically five years. Amortization of capitalized software was $749,000, $119,000 and $26,000 in 2008, 2007 and 2006, respectively, and is included within cost of sales in the consolidated statements of operations. Accumulated amortization of capitalized software was $5.7 million, $5.0 million and $5.6 million as of December 31, 2008, 2007 and 2006, respectively. Capitalized software, net of amortization, was $5.6 million, $3.6 million and $2.1 million as of December 31, 2008, 2007 and 2006, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Basic weighted average shares outstanding	24,588	24,701	23,853
Effect of dilutive equity instruments	–	2,021	3,125
Dilutive shares outstanding	24,588	26,722	26,978

Other common stock equivalents (i.e., stock
options, restricted stock awards and
restricted stock units) outstanding
which are not included in the calculation
of diluted income per share because their
impact is anti-dilutive	2,700	615	485

9.           Comprehensive Income

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

Comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	For the Years Ended
	December 31,
	2008	2007	2006

Net income (loss)	$(2,897)	$33,129	$4,133
Other comprehensive income (loss):
Unrealized gain (loss) on investments in
marketable securities available-for-sale	15	(13)	33
Unrealized (loss) on foreign currency
translation adjustments	(999)	(6)	(1)
Comprehensive income (loss)	$(3,881)	$33,110	$4,165

10.  Goodwill and Intangible Assets

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses.  Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition.  Goodwill consists of the following (in thousands):

As of
December 31, 2008

Goodwill, December 31, 2007	$4,063
RTIX tax-related adjustment	(152)
Impact of foreign currency translation	(1,005)
Goodwill, December 31, 2008	$2,906

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

As of December 31, 2008, the Company’s intangible assets have estimated useful lives and are classified in other assets, net, in the Company’s audited consolidated balance sheet as follows (in thousands):

	Estimated	Balance as of
	Useful Lives	December 31, 2008
Acquired intangible assets:
Developed technology	5 years	$302
Customer relationships	6 years	281

Amortization expense for the acquired intangible assets reflected above was $185 thousand, $208 thousand and $54 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.  Future amortization expense for acquired intangible assets is as follows, as of December 31, 2008 (in thousands):

Year	Amount
2009	$185
2010	185
2011	158
2012	55
Total	$583

11.  Significant Transaction

Ultimate and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). During December 2004, RSM McGladrey Employer Services (“RSM”), a former BSP of Ultimate, acquired Ceridian’s product and existing base of small and mid-size business customers throughout the United States (the “RSM Acquisition”).  The financial terms of the Original Ceridian Agreement did not change as a result of the RSM Acquisition. Subsequent to the RSM Acquisition, Ceridian continued to be financially obligated to pay, and did pay, Ultimate minimum fees pursuant to the terms of the Original Ceridian Agreement.  The Original Ceridian Agreement, was terminated pursuant to its terms on March 9, 2008.  The amount of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2008 was $1.5 million (through the effective date of the termination of the agreement) and $7.7 million for each of the years ended December 31, 2007 and 2006.

12.  Other Income, net

Other income, net, consisted of the following (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Interest income	$776	$1,413	$1,295
Other income	84	214	243
Non-recurring settlement fee, net	–	4,375	–
Total other income, net	$860	$6,002	$1,538

Included in other income, net, in the consolidated statement of operations for the year ended December 31, 2007, is a non-recurring settlement fee of $4.4 million, net of related costs, resulting from the early termination of a multi-year business arrangement with one of our business partners that decided to exit the payroll business.

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

    As of December 31, 2008, the Company had purchased 2,533,575 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 466,425 shares available for repurchase in the future.  The details of Common Stock repurchases for the year ended December 31, 2008 were as follows:

			Total Cumulative Number of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
January 1 – 31, 2008	–	–	–	547,625
February 1 – 29, 2008	334,500	28.32	1,786,875	1,213,125	(2)
March 1 – 31, 2008	–	–	1,786,875	1,213,125
April 1 – 30, 2008	–	–	1,786,875	1,213,125
May 1 – 31, 2008	220,200	34.97	2,007,075	992,925
June 1 – 30, 2008	13,300	37.50	2,020,375	979,625
July 1 – 31, 2008	–	–	2,020,375	979,625
August 1 – 31, 2008	155,100	25.90	2,175,475	824,525
September 1 – 30, 2008	–	–	2,175,475	824,525
October 1 – 31, 2008	–	–	2,175,475	824,525
November 1 – 30, 2008	358,100	13.97	2,533,575	466,425
December 1 – 31, 2008	–	–	2,533,575	466,425
Total	1,081,200	$23.48	2,533,575	466,425

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.
(2) On February 5, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock pursuant to the Stock Repurchase Plan.

14.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2008	2007
Sales commissions	$3,745	$3,811
Other items individually less than 5% of total current liabilities	8,956	7,594
	$12,701	$11,405

15.  Capital Lease Obligations

The Company leases certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2011. Interest rates on these leases range from 1.0% to 6.0%. The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2008 (in thousands):

Year	Amount
2009	$2,133
2010	1,129
2011	449
3,711
Less amount representing interest	(158)
Lease obligations reflected as current ($2,034) and non-current ($1,519)	$3,553

16.  Income Taxes

Income tax expense is based on income before income tax.  Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax benefit consists of the following (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Current taxes:
Federal	$—	$95	$—
State and Local	45	20	—
Foreign	—	—	—
Deferred taxes, net
Federal	(931)	(16,523)	—
State and Local	(337)	(2,768)	—
Foreign	64	(560)	—
Income tax benefit, net	$(1,159)	$(19,736)	$—

The income tax (benefit) provision is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Income tax provision at statutory Federal tax rate	$(1,420)	$4,687	$1,446
State and local income taxes	(169)	353	238
Non deductible expenses	380	312	282
Change in tax rates	25	1,979	—
Change in valuation allowance	65	(26,863)	(1,899)
Other, net	(40)	(204)	(67)
Income tax benefit, net	$(1,159)	$(19,736)	$—

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets are also recorded for the future tax benefit of net operating losses and tax credit carryforwards.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008, 2007 and 2006 are as follows (in thousands):

	As of December 31,
	2008	2007	2006
Deferred tax assets:
Net operating losses	$6,515	$10,251	$21,780
Tax credit carryforwards	224	222	—
Deferred revenue	7,515	6,603	5,686
Accruals not currently deductible	129	141	85
Allowance for doubtful accounts	272	272	204
Charitable contributions	251	195	312
Stock-based compensation	13,168	7,166	3,362
Deferred rent adjustment	1,188	1,029	1,135
Gross deferred tax assets	29,262	25,879	32,564
Less valuation allowance	(5,657)	(5,592)	(32,455)
Net deferred tax assets	23,605	20,287	109
Deferred tax liabilities:
Property and equipment	(1,057)	1,206	1,217
Acquired intangible assets	(227)	(299)	(398)
Software development costs	(1,417)	(1,412)	(837)
Other, net	(28)	(262)	(91)
Gross deferred tax liabilities	(2,729)	(767)	(109)
Net deferred tax assets	$20,876	$19,520	$—

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  The Company considers all available evidence, both positive and negative, including historical levels of income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies and reversal of deferred tax liabilities in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

 The available positive evidence at December 31, 2008, included, amongst other factors,  three years of historical operating profits and a projection of future financial and taxable income by jurisdiction including the estimated impact of future tax deductions from the exercise of stock options sufficient to realize most of our remaining deferred tax assets. As a result of our analysis of all available evidence, both positive and negative, we believe that is it more likely than not that a portion of the deferred tax asset as of December 31, 2008 will be realized in the future.  We continue to maintain a valuation allowance of $5.7 million which relates to stock option tax deductions claimed prior to the adoption of SFAS No. 123R, which will result in a credit to equity when the deductions reduce cash taxes payable.

The net increase in the valuation allowance for the year ended December 31, 2008 was $65 thousand and relates primarily to foreign operations.  The net decrease in the valuation allowance for the ended December 31, 2007 was $26.9 million. The principal reason for the decrease in the valuation allowance in fiscal 2007 relates to the release of the valuation allowance against deferred tax assets.

At December 31, 2008, the Company had approximately $73.9 million and $1.1 million of net operating loss carryforwards for Federal and foreign income tax reporting purposes, respectively, available to offset future taxable income. Of the total net operating loss carryforwards, approximately $71.9 million is attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options the benefit of which will be credited to paid in capital when realized.  The carryforwards expire from 2011 through 2028. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Effective January 1, 2007, the Company adopted FIN No. 48.  FIN No. 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption and as of December 31, 2008, the Company did not have any unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48, and, as of December 31, 2008, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

Tax years 1996 to 2008 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.

17.  Stock-Based Compensation and Equity

Summary of Plans

 The Company’s Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to non-employee directors, officers and employees of the Company to purchase shares of the Company’s Common Stock (“Options”).  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, the “Awards”).  Prior to the adoption of the Plan, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”).  Beginning in 2009, the Company commenced making grants to employees of restricted stock grants in lieu of Options.

As of December 31, 2008, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,000,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 934,921 shares.  Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date.  Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest and become exercisable immediately on the grant date.  However, certain Options granted to non-employee directors for board services during the period January 3, 2005 through July 2, 2007 become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the 90th day after the date on which the director ceases to be a member of the Board of Directors of the Company (the “Board”) or (iii) the effective date of a change in control of the Company.

 Prior to July 24, 2007, non-employee directors received discounted Options under the Plan and the Prior Plan as compensation for their services.  On that date, the Compensation Committee of the Board (the “Compensation Committee”) rescinded the previously approved fee schedule for service on the Board and Board Committees and replaced it with a program involving market price Options and restricted stock awards under the Plan.  Under resolutions adopted by the Compensation Committee, commencing with the third fiscal quarter of 2007, (i) each non-employee director was granted an Option to purchase 3,750 shares of the Company’s Common Stock for each regular quarterly meeting of the Board attended in 2007 and 2008, dated as of the date of such meeting, at an exercise price equal to the closing price of the Company’s Common Stock on NASDAQ on the date of such meeting, and (ii) each of the Chairman of the Audit Committee and the Chairman of the Compensation Committee of the Board was granted an Option to purchase 2,500 shares of the Company’s Common Stock for each fiscal quarter in 2007 and 2008, dated as of the date of the regularly scheduled meeting of such Committee during such quarter, at an exercise price equal to the closing price of the Company’s Common Stock on NASDAQ on the date of such meeting.  These Option grants vested immediately upon grant.

In addition to the Option grants discussed above, commencing with the third fiscal quarter of 2007, each non-employee director was granted a restricted stock award under the Plan for each fiscal quarter in 2007 and 2008, dated as of the date of the regularly scheduled meeting of the Compensation Committee during such quarter, of that number of shares of the Company’s Common Stock equal to the quotient of $12,500 divided by the closing price of the Company’s Common Stock on NASDAQ on the date of such meeting, rounded down to the nearest full number of shares.  The restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service at the end of his term or the occurrence of a change in control of the Company.

On February 4, 2009, the Compensation Committee amended the previously approved arrangement pursuant to which the non-employee directors and the Chairman of the Audit and Compensation Committees of the Board, respectively, were granted Options for each regular Board and Committee meeting attended.  Under the arrangement as amended, (i) each non-employee director shall be granted a restricted stock award of 1,000 shares of Common Stock for each regular meeting of the Board attended in 2009 and (ii) each of the Chairmen of the Audit Committee and Compensation Committee of the Board shall be granted a restricted stock award of 625 shares of Common Stock for attendance at each regular meeting of the Committee in 2009 that he chairs.  In addition, the Compensation Committee determined that in 2009, each non-employee director shall be granted, for each fiscal quarter during which he serves, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Committee for each such quarter, rounded down to the closest full number of shares.  The date of grant shall not be a date prior to the date of the Compensation Committee’s determination of the same.  Such restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service or the end of his term or the occurrence of a change of control of the Company.

Fair Value

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which requires the Company to recognize expense related to the fair value of stock-based compensation awards.  The Company elected the modified prospective transition method as permitted by SFAS No. 123R.  Under the modified prospective transition method, stock based compensation expense for the years ended December 31, 2008, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  In addition, options granted to certain members of the Board of Directors for board services recorded in accordance with SFAS No. 123R and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the years ended December 31, 2008, 2007 and 2006.  The Company recognizes compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award.

The following table sets forth the SBC resulting from share-based arrangements that is recorded in the Company’s consolidated statements of operations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Cost of recurring revenues	$871	$635	$394
Cost of service revenues	1,988	1,542	874
Cost of license revenues	12	5	6
Sales and marketing	7,389	4,617	2,967
Research and development	1,570	985	620
General and administrative	3,626	2,388	1,385
Total SBC	$15,456	$10,172	$6,246

Included in capitalized software in the Company’s consolidated balance sheet at December 31, 2008 and 2007 was $30 thousand and $42 thousand, respectively, in stock-based compensation expense related to capitalized software during the fiscal years then ended.  This amount would have otherwise been charged to research and development expense for the years ended December 31, 2008 and 2007.

Net cash proceeds from the exercise of stock options and warrants were $5.2 million, $7.6 million, and $8.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.  No income tax benefit was realized from stock option exercises during the years ended December 31, 2008, 2007 and 2006.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended
	December 31,
	2008	2007	2006
Expected term (in years)	5.2	5.0	4.6
Volatility	41%	39%	40%
Interest rate	2.78%	4.45%	4.74%
Dividend yield	–	–	–
Weighted average fair value at grant date	$11.17	$11.06	$8.55

The Company’s computation of the expected term is based on the historical exercise experience under the share-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the share-based awards are expected to be outstanding.  The Company’s computation of the expected volatility for the years ended December 31, 2008, 2007 and 2006 is based upon historical volatility and the expected term of the option.  The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. Pursuant to SFAS No. 123R, which was implemented effective January 1, 2006, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rates of 5.2%, 4.6% and 5.0% for the years ended December 31, 2008, 2007 and 2006, respectively, were based on historical data.

Restricted Stock Awards

Under the provisions of the Plan, the Company may, at the discretion of the Compensation Committee, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  During the years ended December 31, 2008 and 2007, the Company granted Restricted Stock Awards for 439,991 and 475,592 shares, respectively, of Common Stock to officers and employees and the Company granted Restricted Stock Awards for 10,285 and 3,845 shares, respectively, of Common Stock to non-employee directors.  During the year ended December 31, 2006, the Company granted Restricted Stock Awards for 263,000 shares of Common Stock to officers and employees.  There were no Restricted Stock Awards granted to non-employee directors for the year ended December 31, 2006.  Compensation expense for Restricted Stock Awards is measured based on the closing market price of the Company’s Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period.  Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto.  Each Restricted Stock Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with the Company or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, death or disability, the termination of employment by the Company without cause or, in the case of a non-employee director, at cessation of his board services at the end of his term.  Included in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006 was $6.5 million, $3.4 million, and $1.4 million, respectively, of compensation expense for Restricted Stock Awards.

Restricted Stock Unit Awards

The Company may, at the discretion of the Compensation Committee, make awards of stock units or restricted stock units under the Plan (“Restricted Stock Unit Awards”) to certain officers and employees.  A Restricted Stock Unit Award is a grant of a number of hypothetical share units with respect to shares of Common Stock that are subject to vesting and transfer restrictions and conditions under a restricted stock unit award agreement.  The value of each unit is equal to the fair value of one share of Common Stock on any applicable date of determination.  The payment with respect to each unit under a Restricted Stock Unit Award may be made, at the discretion of the Compensation Committee, (i) in a number of shares of the Company’s Common Stock equal to the number of Restricted Stock Units becoming vested, (ii) in cash, in an amount equal to the fair market value of a share of the Company’s Common Stock on the vesting date multiplied by the number of restricted stock units becoming vested on such date or (iii) in a combination of both.  The grantee of a Restricted Stock Unit Award does not have any rights as a stockholder with respect to the shares subject to a Restricted Stock Unit Award until such time as shares of Common Stock are delivered to the grantee pursuant to the terms of the related stock unit award agreement.

Beginning in 2009, the Company commenced making grants of Restricted Stock Unit Awards to employees and discontinued the grant of Options under the Plan.  Such Restricted Stock Unit Awards vest in three equal annual installments of 33-1/3% of the number of Restricted Stock Unit Awards on each of the first three anniversaries of the date of grant thereof, subject to the participant’s continued employment with the Company or any of its subsidiaries on each such vesting date, and shall be payable as described above, provided, however, that if any such anniversary is not a date on which the Company’s Common Stock is traded on NASDAQ, then the vesting date shall be the next such date; and provided further, however, that if the Chief Financial Officer (“CFO”) of the Company should determine that any such anniversary falls within a period during which the participant is prohibited from trading the Company’s Common Stock under the Company’s stock trading policy, the CFO shall so advise the participant in writing and the vesting date shall be the date as of which the CFO has determined that such period has ended.

As provided for in the Plan, the Chief Executive Officer and the Chief Operating Officer deferred receipt of one-half of their cash performance awards under the Plan for 2005 and 2006 performance in exchange for the grant of Restricted Stock Unit Awards under the Plan made in 2006 and 2007 (the “Elected Deferral”).  No such election was made for 2007 or 2008 performance.  Pursuant to the terms of the Plan, the Company provided matching contributions equal to one-half of the amount deferred for each year (the “Company Match”).  The number of restricted stock units subject to such Restricted Stock Unit Award is determined by dividing the total amount deferred (including the Company Match) by the fair value of a share of the Company’s Common Stock on the date of payment of the non-deferred portion of the cash performance awards. The Restricted Stock Unit Awards granted to the Chief Executive Officer and the Chief Operating Officer vest on the fourth anniversary of the date of grant, subject to the respective Officer’s continued employment with the Company, or any of its subsidiaries, on such vesting date and subject further to accelerated vesting in the event of a change in control of the Company, his death or disability or the termination of his employment by the Company without cause.  The vested Restricted Stock Unit Awards are payable in shares of Common Stock upon the earliest to occur of the fifth anniversary of the date of grant, the respective Officer’s death, disability or termination of employment with the Company or a change in control of the Company.  In the event that the Chief Executive Officer or the Chief Operating Officer were to terminate employment and Restricted Stock Unit Awards resulting from his Elected Deferral remain unvested, the Company would be required to refund to him a cash amount equal to the lesser of such Elected Deferral (less taxes withheld) and the fair value of such units upon termination of employment.  There were no Restricted Stock Unit Awards granted during the year ended December 31, 2008.  During the years ended December 31, 2007 and 2006, the Company granted 16,603, and 28,518 Restricted Stock Unit Awards, respectively, to the Chief Executive Officer and the Chief Operating Officer.  Included in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 was $77 thousand, $77 thousand and $0.3 million, respectively, of non-cash compensation expense from Restricted Stock Unit Awards.

Stock Option and Restricted Stock Activity

The following table summarizes Option activity for the years ended December 31, 2006, 2007 and 2008, as follows (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2005	5,490	$7.77	–	–
Granted	727	21.62	–	–
Exercised	(1,290)	6.60	–	–
Forfeited or expired	(34)	18.34	–	–
Outstanding at December 31, 2006	4,893	$10.07	5.68	$64,789

Exercisable at December 31, 2006	3,931	$8.09	4.93	$59,712

Outstanding at December 31, 2006	4,893	$10.07	–	–
Granted	759	26.48	–	–
Exercised	(1,047)	7.16	–	–
Forfeited or expired	(58)	22.92	–	–
Outstanding at December 31, 2007	4,547	$13.31	5.90	$82,771

Exercisable at December 31, 2007	3,582	$10.69	5.16	$74,550

Outstanding at December 31, 2007	4,547	$13.31	–	–
Granted	1,066	28.33	–	–
Exercised	(576)	8.97	–	–
Forfeited or expired	(72)	26.54	–	–
Outstanding at December 31, 2008	4,965	$16.86	6.02	$16,140

Exercisable at December 31, 2008	3,792	$13.73	5.17	$16,140

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  The amount of the aggregate intrinsic value changes, based on the fair value of the Company’s Common Stock.  Total intrinsic value of share options exercised during the years ended December 31, 2008, 2007 and 2006 was $13.0 million, $23.0 million and $22.3 million, respectively.  Total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $7.6 million, $4.9 million and $3.6 million, respectively.

As of December 31, 2008, $8.1 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes restricted stock and restricted stock unit activity for the year ended December 31, 2008, as follows (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Units
		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value	Shares
Outstanding at December 31, 2005	169	$16.86	–
Granted	263	23.16	29
Vested	–	–	–
Forfeited or expired	–	–	–
Outstanding at December 31, 2006	432	$20.70	29
Granted	479	32.89	16
Vested	–	–	–
Forfeited or expired	–	–	–
Outstanding at December 31, 2007	911	$27.11	45
Granted	450	14.94	–
Vested	–	–	–
Forfeited or expired	–	–	–
Outstanding at December 31, 2008	1,361	$23.09	45

As of December 31, 2008, $14.7 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 2.6 years.  As of December 31, 2008, $0.1 million of total unrecognized compensation costs related to non-vested Stock Unit Awards is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information Options outstanding under the Plan at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$0.89—$3.38	536,841	2.58	$2.86	536,841	$2.86
$3.49—$7.63	607,345	2.72	5.21	607,345	5.21
$7.75—$10.00	506,929	2.88	8.87	506,929	8.87
$10.54—$13.63	674,811	5.73	12.78	674,811	12.78
$14.32—$18.69	551,250	7.31	16.53	449,626	16.64
$21.60—$24.30	889,887	7.47	23.28	566,347	23.10
$26.72—$27.02	66,900	7.72	26.84	39,839	26.82
$28.41—$28.41	569,151	9.06	28.41	158,656	28.41
$30.34—$32.54	501,200	9.21	31.83	209,226	31.59
$34.89—$34.89	60,500	8.81	34.89	42,126	34.89
$0.89—$34.89	4,964,814	6.02	$16.86	3,791,746	$13.73

Board Compensation.  The following table summarizes information about Options to purchase the Company’s Common Stock and Restricted Stock Awards granted by the Company to non-employee directors in exchange for services rendered for 2008, 2007 and 2006:

	Exercise Price of		Market Value of	Number of
	Stock Options Granted	Number of	Restricted Stock Awards	Restricted Stock Awards
Year	(1) (2) (3) (4) (5)	Options Granted	Granted	Granted

2006	$7.80	1,728	$–	–
	5.74	2,350	–	–
	6.94	2,012	–	–
	6.86	2,351	–	–

2007	$7.82	2,120	$–	–
	8.76	1,890	–	–
	30.34	23,750	30.34	2,055
	34.89	23,750	34.89	1,790

2008	$28.41	20,000	$28.41	2,195
	32.54	23,750	32.54	1,920
	32.39	23,750	32.39	1,925
	14.72	23,750	14.72	4,245

______________________
(1)
Stock option grants to non-employee directors during 2006 and the first half of 2007 were granted at an exercise price equal to 30% of the fair value of the Company’s Common Stock on the date of grant.  In October 2006, 25,000 stock options were issued at grant date fair value to Al Leiter upon his election to the Company’s Board.

(2)	Stock option grants to non-employee directors beginning in the second half of 2007 were granted at fair value based on the closing price of the Company’s Common Stock on the date of grant.

(3)
Stock options granted during 2006 and the first half of 2007 become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board and (iii) the effective date of a change in control of the Company.  All stock options granted during 2006, 2007 and 2008 were valued on the date of grant in accordance with SFAS No. 123R.  See Note 3 of Notes to the Company’s Consolidated Financial Statements.  These options were granted in lieu of cash retainers and Board meeting fees.

(4)
Stock options granted during the second half of 2007 and 2008 became exercisable immediately.  All such stock options were valued on the date of grant in accordance with the requirements prescribed in SFAS No. 123R.  See Note 3 of Notes to the Company’s Consolidated Financial Statements.  These options were granted in lieu of cash retainers and Board meeting fees.

(5)
The non-cash compensation expense related to the Board options and Restricted Stock Awards granted in 2008, 2007 and 2006, determined pursuant to the application of SFAS No. 123R for 2008, 2007 and 2006 was $1,052,000, $767,000 and $343,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Warrants

Warrants to purchase shares of the Company’s Common Stock, all of which were exercised as of December 31, 2007, were fully vested and exercisable as of the date of issuance.  There were no warrants outstanding during the year ended December 31, 2008.  A summary of warrants as of December 31, 2007 and 2006, and changes during the years then ended, is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2006	44,550	$4.00
Granted	—	4.00
Exercised	(44,550)	4.00
Canceled	—	4.00
Outstanding at December 31, 2007	—	$–

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

Pursuant to the Stock Purchase Agreement, the Stock Consideration was subject to a downward adjustment based on the measurement (as of October 5, 2007) of RTIX’s annual recurring revenues against a target amount established in said agreement (the “Measurement”).  Based on the Measurement, the Company determined there was no downward adjustment required under the terms of the Stock Purchase Agreement and the Stock Consideration was recorded in the Company’s consolidated financial statements as of October 5, 2007 in accordance with GAAP.  The value of the Stock Consideration was $1.0 million.

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

18.  Commitments and Contingencies

Operating Leases

The Company leases corporate office space and certain equipment under non-cancellable operating lease agreements expiring at various dates. Total rent expense under these agreements was $3.9 million, $3.2 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 2008 (in thousands):

Year	Amount
2009	$3,337
2010	3,266
2011	3,232
2012	3,248
2013	2,702
Thereafter	7,235
$23,020

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

19.  Related Party Transactions

On October 23, 2006, the Company’s Board of Directors elected Al Leiter as a non-employee member of the Company’s Board of Directors.  During October 2002, Mr. Leiter entered into an agreement with the Company pursuant to which he agreed to (i) attend and participate in certain internal meetings of the Company; (ii) assist the Company’s salespeople with prospects; and (iii) act as an official spokesperson for the Company in exchange for which the Company agreed to make contributions to Leiter’s Landing, Mr. Leiter’s non-profit charitable organization benefiting children, in the amount of one tenth (1/10) of one percent, or 0.1%, of the Company’s total revenues as reported in its consolidated statements of operations.  Pursuant to this agreement, for the fiscal years ended December 31, 2008, 2007 and 2006, the Company contributed a total of approximately $179,000, $142,000, and $107,000, respectively, to Leiter’s Landing.  In February 2007, Mr. Leiter and the Company agreed that the maximum amount payable by the Company in any one year under this agreement is $200,000.

20.  Employee Benefit Plan

The Company provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401 (k) Plan”). Contributions to the 401 (k) Plan, which are made at the sole discretion of the Company, were $1.6 million, $1.1 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

21.  Staff Accounting Bulletin No. 108

During the fourth quarter of 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements.  SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

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

None.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurances as to the achievement of their objectives.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.  The Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited The Ultimate Software Group, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

March 2, 2009
Miami, Florida
Certified Public Accountants

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman) and other key employees of the Company, and their ages as of February 18, 2009, are as follows:

Name	Age	Position(s)
Scott Scherr	56	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	51	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	51	Executive Vice President, Chief Financial Officer and Treasurer
Jon Harris	44	Senior Vice President, Chief Services Officer
Robert Manne	55	Senior Vice President, General Counsel
Vivian Maza	47	Senior Vice President, People and Secretary
Jody Kaminsky	34	Senior Vice President, Marketing
Laura Johnson	44	Senior Vice President, Product Strategy
Adam Rogers	34	Senior Vice President, Chief Technology Officer
Greg Swick	45	Senior Vice President, Chief Sales Officer of Enterprise Sales
Chris Phenicie	37	Senior Vice President, Workplace Sales
Julie Dodd	39	Vice President and General Manager of Workplace Operations
Bill Hicks	43	Senior Vice President, Chief Information Officer
James A. FitzPatrick, Jr.	59	Director
LeRoy A. Vander Putten	74	Director
Rick A. Wilber	62	Director
Robert A. Yanover	72	Director
Alois T. Leiter	43	Director

Scott Scherr has served as President and a director of the Company since its inception in April 1996 and has been Chairman of the Board and Chief Executive Officer of the Company since September 1996. Mr. Scherr is also a member of the Executive Committee of the Board of Directors (the “Board”). In 1990, Mr. Scherr founded The Ultimate Software Group, Ltd. (the “Partnership”), the business and operations of which were assumed by the Company in 1998. Mr. Scherr served as President of the Partnership’s general partner from the inception of the Partnership until its dissolution in March 1998. From 1979 until 1990, he held various positions at ADP, a payroll services company, where his titles included Vice President of Operations and Sales Executive. Prior to joining ADP, Mr. Scherr operated Management Statistics, Inc., a data processing service bureau founded by his father, Reuben Scherr, in 1959. He is the brother of Marc Scherr, the Vice Chairman of the Board of the Company and the father-in-law of Adam Rogers, Senior Vice President, Chief Technology Officer.

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

Mitchell K. Dauerman has served as Executive Vice President of the Company since April 1998 and as Chief Financial Officer and Treasurer of the Company since September 1996. From 1979 to 1996, Mr. Dauerman held various positions with KPMG LLP, an accounting firm, serving as a Partner in the firm from 1988 to 1996. Mr. Dauerman is a Certified Public Accountant.

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

Jody Kaminsky has served as Vice President, Marketing since July 2008.  Ms. Kaminsky served as Vice President, Marketing Operations from July 2005 to June 2008, as Director of Strategic Marketing  from December 2002 through June 2005, and in various other Marketing and Communications positions from November 1999 through November 2002.  Prior to that, Ms. Kaminsky held various positions with General Electric's GE Information Services division from April 1997 through August 1999 including Manager of Communications and Community Relations.

Laura Johnson has served as Senior Vice President, Product Strategy since February 2004 and served as Vice President, Product Strategy from July 1998 through January 2004. From May 1996 to July 1998, Ms. Johnson served as the Director of Applications Consulting. From 1991 to 1996, Ms. Johnson held various positions with Best Software, Inc., Abra Products Division. Ms. Johnson holds a Certified Payroll Professional (CPP) certification from the American Payroll Association (APA).

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

Greg Swick has served as Senior Vice President since January 2001 and as Chief Sales Officer of Enterprise Sales since February 6, 2007. Mr. Swick served as Vice President and General Manager of the PEO Division of the Company’s sales organization from November 1999 to January 2001. From February 1998 to November 1999, Mr. Swick was Director of Sales, Northeast Division. Prior to joining the Company, Mr. Swick was President of The Ultimate Software Group of New York and New England, G.P., a reseller of the Company which was acquired by the Company in March 1998. From 1987 to 1994, Mr. Swick held various positions with ADP, where the most recent position was Area Vice President — ADP Dealer Services Division.

Chris Phenicie has served as Senior Vice President of Workplace Sales since January 2009 and as Vice President of Workplace Sales since April 2007. From January 2000 to April 2007, Mr. Phenicie served as Strategic Account Manager for Ultimate. From July 1997 to January 2000, Mr. Phenicie held various sales positions with ADP, the most recent of which position was Sales Manager.

Julie Dodd has served as Vice President and General Manager of Workplace Operations since January 2009.  From October 2007 to December 2008, Ms. Dodd served as the Director of Product Strategy, with primary focus on the UltiPro Workplace product offering.  Prior to joining Ultimate, Ms. Dodd provided consulting services for large scale implementations, operations efficiencies projects and new SaaS product launches for various service providers. From 2002 to 2005, Ms. Dodd held various executive positions with Ceridian Corporation, an information technology company, supporting their small and mid-market solutions.

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

James A. FitzPatrick, Jr. has served as a director of the Company since July 2000. Mr. FitzPatrick is a partner in the law firm Dewey & LeBoeuf LLP, which provides legal services to the Company. Mr. FitzPatrick has been a partner in Dewey & LeBoeuf LLP or its predecessor firms since January 1983 and was an associate from September 1974 until January 1983.

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

Al Leiter has served as director of the Company since October 2006.  Mr. Leiter was a three-time Major League Baseball World Champion and two-time All-Star pitcher formerly with the New York Yankees, New York Mets, Toronto Blue Jays, and Florida Marlins, and has been an official spokesperson for Ultimate since 2002.  Mr. Leiter has served as a television commentator for the Yankees Entertainment and Sports Network since 2006 and as an analyst with MLB Network since January 2009.  Mr. Leiter is president and founder of Leiter’s Landing, a charitable organization formed in 1996.  Mr. Leiter has served on the Executive Committee of New York City’s official tourism marketing organization, NYC & Company, since 2000 and is on the Board of Directors of America’s Camp, a legacy organization of the Twin Towers Fund, on which he also served as a board member.

Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal. Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting in 2009.  Messrs. Scott Scherr and Al Leiter serve on the Board in the class whose term expires at the Annual Meeting of stockholders (the “Annual Meeting”) in 2010.  Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting in 2011.

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

When considering potential director candidates, the Board considers the candidate’s independence (as mandated by the NASDAQ rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of the Company and the Board.  In 2008, the Company did not pay any fees to a third party to assist in identifying or evaluating potential nominees.

The Board will consider director candidates recommended by the Company’s stockholders in a similar manner as those recommended by members of management or other directors.

Other Information

The information set forth in the Company’s Proxy Statement for the Annual Meeting in 2009 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees of the Board-Audit Committee,” is incorporated herein by reference.

Item 11.                      Executive Compensation

The information required by this item is incorporated herein by reference to the information in the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Executive Compensation”.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in this item is incorporated herein by reference to the information in the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Security Ownership of Certain Beneficial Owners and Management”.  See page 16 of this Form 10-K for information concerning securities authorized for issuance under equity compensation plans.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “Certain Related Transactions”.

Item 14.                      Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in the Company’s Proxy Statement for the 2009 Annual Meeting under the heading “KPMG LLP Fees”.

PART IV

Item 15.                      Exhibits and Financial Statement Schedule

Documents filed as part of this Form 10-K:

(1)	Financial Statements. The following financial statements of the Company are included in Part II, Item 8, of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

        (2)               Consolidated Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm

Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the
Registration Statement on Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the “Registration Statement”)
3.2	Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)
3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the Registration Statement)
4.1	Form of Certificate for the Common Stock, par value $0.01 per share **
4.2	Form of Warrant for Common Stock (incorporated by reference to
Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-107527), initially filed July 31, 2003)
10.1	Shareholders Rights Agreement, dated June 6, 1997 among the Company and certain stockholders named therein **
10.2	Asset Purchase Agreement, dated February 2, 1998, among The Ultimate Software Group of Virginia, Inc., the Company and certain principals named therein **
10.3	Asset Purchase Agreement, dated February 2, 1998, among the Company,
The Ultimate Software Group of the Carolinas, Inc. and certain principals name therein **
10.4	Asset Acquisition Agreement, dated February 20, 1998, among the Company,
The Ultimate Software Group of Northern California, Inc. and certain principals named therein **
10.5	Asset Purchase Agreement dated March 4, 1998, among the Company, Ultimate Investors Group, Inc. and certain principals name therein **
10.6	Agreement and Plan of Merger dated February 24, 1998, among the Company, ULD Holding Corp.,
Ultimate Software Group of New York and New England, G.P. and certain principals named therein **
10.7	Nonqualified Stock Option Plan, as amended and restated as of December 20, 2002
(incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.8	Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and the Company, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 1999)
10.9	Rights Agreement, dated as of October 22, 1998, between the Company and BankBoston, N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of Designations of Series A

Junior Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 2 to the Company’s Current Report on Form 8-K dated October 23, 1998)

10.10	Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and the Company, dated December 22, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 15, 1999)
10.11	Letter Agreement between Aberdeen Strategic Capital LP and the Company, dated October 21, 1999
(incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.12	Warrant issued to Aberdeen Strategic Capital LP (incorporated by reference to Exhibit 10.2 to the
Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.13	Software License Agreement between the Company and Ceridian
Corporation dated as of March 9, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s
Annual Report on Form 10-K dated March 27, 2001)
10.14	Letter amendment between the Company and Ceridian Corporation dated as of August 9, 2001
(incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K
dated March 29, 2002)
10.15	Letter amendment between the Company and Ceridian Corporation dated as of February 5, 2002
(incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K
dated March 29, 2002)
10.16	Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s
Annual Report on Form 10-K dated March 29, 2002)
10.17	Revolving Promissory Note by and between the Company and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.17 to the Company’s
Annual Report on Form 10-K dated March 29, 2002)
10.18	Equipment Term Note by and between the Company and Silicon Valley Bank dated as of
November 29, 2001 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated March 29, 2002)
10.19	Services Agreement between the Company and Ceridian Corporation dated as of February 10, 2003
(incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.20	Third Loan Modification Agreement by and between the Company and Silicon Valley Bank dated March 27, 2003 (incorporated by reference to the corresponding exhibit in the Company’s Annual Report on Form 10-K dated March 31, 2003)
10.21	Fourth Loan Modification Agreement by and between the Company and Silicon Valley Bank dated as of April 29, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q dated May 14, 2003)
10.22	Change in Control Bonus Plan for Executive Officers, effective
March 5, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 13, 2004)
10.23	Fifth Loan Modification Agreement by and between the Company and Silicon Valley Bank dated as of May 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2004)
10.24	Silicon Valley Bank Second Amended and Restated Revolving Promissory Note by and between the Company and Silicon Valley Bank dated May 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2004)
10.25	Amended Nonqualified stock option agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 3, 2006)
10.26	Amended Director Fee Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 3, 2006)
10.27	Amended Director Fee Option Agreement for Non-Employee Directors (as incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K dated March 15, 2006)
10.28	Entry into a Material Definitive Agreement with executives (incorporated by reference to the Company’s Form 8-K, Item 1.01 dated February 10, 2006)
10.29	Seventh Loan Modification Agreement between the Company and Silicon Valley Bank
(incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 17, 2005)
10.30	Term Note between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 17, 2005)
10.31	Notice of Termination of License Agreement and Acknowledgement of Receipt by
Ceridian Corporation dated, March 9, 2006 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)
10.32
 Commercial Office Lease by and between ROHO Ultimate, LTD. II, a Florida limited partnership     (“Landlord”) and the Company  dated May 23, 2001 (incorporated by reference to Exhibit 10.32 to the  Company’s Annual Report on Form 10-K, dated March 15, 2006)

10.33
Agreement of Purchase and Sale by and between Parry F. Goodman and Ivy Goodman and Robert J. Manne and/or assigns dated September 22, 2004  (incorporated by reference to Exhibit 10.33 to the  Company’s Annual Report on Form 10-K, dated March 15, 2006)

10.34
Assignment of Agreement of Purchase and Sale by and between Robert J. Manne a/k/a Robert Manne and the Company dated October 26, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)

10.35
Weston Town Center South Office Building Lease between South Office Building-DLB, LLC, a Florida Limited Liability Company, South Office Building Bagtrust, LLC, a Florida Limited Liability Company, and South Office Building-BJB, LLC, a Florida Limited Liability Company, and the Company and Weston Common Area LTD., dated August 18, 2005 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)

10.36
Galleria Atlanta office lease agreement between Galleria 600, LLC, a Delaware limited liability company, and the Company, dated April 27, 2006  (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q, dated August 8, 2006

10.37
Lease of Office Space by and between OMERS Realty Corporation CPP Investment Board Real Estate Holdings Inc., and The Ultimate Software Group of Canada, Inc., dated August 22, 2006 (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q, dated November 8, 2006)

10.38
Indemnity Agreement between OMERS Realty Corporation, CPP Investment Board Real Estate Holdings, Inc., and the Company dated August 22, 2006 (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, dated  November 8, 2006)

10.39
Amendment to Lease by and between ROHO Ultimate, Ltd. I (“Landlord”) and Ultimate Software Group. Inc. (“Tenant”) for Demised premises at 2000 Ultimate Way, Weston, FL 33326 (the “Premises”) dated February 15, 2000 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, dated March 16, 2007)

10.40
Lease Relating to Unit 2 Sceptre House, Hornbeam Park, Harrogate between St. James Property Management Limited (“The Landlord”) And RTIX Limited (“The Tenant”) dated May 25, 2005 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, dated March 16, 2007)

10.41
Counterpart/Underlease relating to Unit 2 Second Floor Sceptre House Hornbeam Square North Hornbeam Business Park, Harrogate between RTIX Limited (“The Landlord”) and First 4 IT Limited to (“The Tenant”) dated May 25, 2005 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, dated March 16, 2007)

10.42
First Amendment to Lease between Galleria 600, LLC (“Landlord”) and the Company, dated August 18, 2006 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form      10-K, dated March 16, 2007)

10.43
Amended and Restated Change in Control Bonus Plan for Executive Officers, effective July 24, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated August 8, 2007)

10.44	Amended and Restated 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated August 8, 2007)
10.45
Commercial lease between Weston Office, LLC (“Landlord”) and the Company, dated January 18, 2008 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, dated March 13, 2008)

10.46
Amended and Restated Rights Agreement, dated as of August 26, 2008, between the Company and Computershare Trust Company, N.A., as Rights Agent.  The Rights Agreement includes the Form of Certificate Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 2, 2008).

10.47	Commercial lease between AGF Woodfield Owner, L.L.C., (“Landlord”) and the Company, dated October 31, 2008 *
21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q, dated November 8, 2007)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

* Filed herewith.
**  Incorporated by reference to the corresponding exhibit in the Company’s Registration Statement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

Under date of March 2, 2009, we reported on the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, which report appears in the December 31, 2008 Annual Report on Form 10-K of the Company.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15 of this Annual Report on Form 10-K.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 21 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

/s/ KPMG LLP
KPMG LLP

March 2, 2009
Miami, Florida
Certified Public Accountants

SCHEDULE II

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Classification	Balance at Beginning of Year	Charged to Expenses and Other		Write-offs and Other		Balance at End of Year
Allowance for doubtful accounts:

December 31, 2008	$700	$1,546		$(1,546)		$700
December 31, 2007	500	1,505		(1,305)		700
December 31, 2006	500	813		(813)		500

Valuation allowance for deferred tax asset:	Balance at Beginning of Year	Charged to Expenses and Other		Write-offs and Other		Balance at End of Year

December 31, 2008	$5,592	$65	(1)	$–		$5,657
December 31, 2007	32,455	–		(26,863	) (2)	5,592
December 31, 2006	33,955	–		(1,500)		32,455

(1) Represents an increase in the valuation allowance primarily due to foreign operations.
(2) Represents a decrease in the valuation allowance for the release of the reserves against deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE ULTIMATE SOFTWARE GROUP, INC.

                                By:/s/ Mitchell K. Dauerman
                                 Mitchell K. Dauerman
                            Executive Vice President, Chief Financial
                      Officer and Treasurer

Date:  March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scot Scherr	President, Chief Executive	March 2, 2009
Scott Scherr	Officer and Chairman of the
Board

/s/ Mitchell K. Dauerman	Executive Vice President,	March 2, 2009
Mitchell K. Dauerman	Chief Financial Officer and
Treasurer (Principal Financial
	and Accounting Officer)	March 2, 2009

/s/ Marc D. Scherr	Vice Chairman of the Board	March 2, 2009
Marc D. Scherr	and Chief Operating Officer

/s/ James A. FitzPatrick, Jr.	Director	March 2, 2009
James A. FitzPatrick, Jr.

/s/ LeRoy A. Vander Putten	Director	March 2, 2009
LeRoy A. Vander Putten

/s/ Rick Wilber	Director	March 2, 2009
Rick Wilber

/s/ Robert A. Yanover	Director	March 2, 2009
Robert A. Yanover

/s/ Alois T. Leiter	Director	March 2, 2009
Alois T. Leiter