Form 10-Q
period 2009-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2009-05-11
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of April 29, 2009, there were 24,351,153 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$21,691	$17,200
Short-term investments in marketable securities	2,801	5,805
Accounts receivable, net of allowance for doubtful accounts of $700 for 2009 and 2008	32,041	38,302
Prepaid expenses and other current assets	16,221	16,011
Deferred tax assets, net	3,533	3,533
Total current assets before funds held for customers	76,287	80,851
Funds held for customers	9,012	5,863
Total current assets	85,299	86,714
Property and equipment, net	22,594	22,984
Capitalized software, net	5,477	5,642
Goodwill	2,853	2,906
Other assets, net	11,622	11,668
Long-term deferred tax assets, net	17,383	17,343
Total assets	$145,228	$147,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,549	$7,200
Accrued expenses	7,726	12,701
Current portion of deferred revenue	52,918	54,687
Current portion of capital lease obligations	2,085	2,034
Current portion of long-term debt	320	320
Total current liabilities before customer funds obligations	68,598	76,942
Customer funds obligations	9,012	5,863
Total current liabilities	77,610	82,805
Deferred revenue, net of current portion	8,348	8,807
Deferred rent	3,305	3,054
Capital lease obligations, net of current portion	1,610	1,519
Total liabilities	90,873	96,185
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 26,862,986 and 26,796,169 shares issued in 2009 and 2008, respectively	269	268
Additional paid-in capital	168,333	164,574
Accumulated other comprehensive loss	(1,066)	(1,002)
Accumulated deficit	(53,681)	(53,268)
	113,855	110,572
Treasury stock, 2,533,575 shares, at cost, for 2009 and 2008	(59,500)	(59,500)
Total stockholders’ equity	54,355	51,072
Total liabilities and stockholders’ equity	$145,228	$147,257

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2009	2008
Revenues:
Recurring	$30,888	$25,696
Services	15,930	14,120
License	2,001	3,653
Total revenues	48,819	43,469

Cost of revenues:
Recurring	8,906	6,525
Services	12,327	11,299
License	337	428
Total cost of revenues	21,570	18,252
Gross profit	27,249	25,217
Operating expenses:
Sales and marketing	13,835	11,829
Research and development	9,338	8,879
General and administrative	4,557	4,296
Total operating expenses	27,730	25,004
Operating income (loss)	(481)	213

Other income (expense):
Interest expense and other	(44)	(79)
Other income, net	72	357
Total other income, net	28	278
Income (loss) before benefit (provision) for income taxes	(453)	491
Benefit (provision) for income taxes	40	(201)
Net income (loss)	$(413)	$290

Net income (loss) per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

Weighted average shares outstanding:
Basic	24,292	24,682
Diluted	24,292	26,460

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Three Months
	Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(413)	$290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,928	2,139
Provision for doubtful accounts	376	522
Non-cash stock-based compensation expense	3,315	4,575
Deferred income taxes	(40)	201
Changes in operating assets and liabilities:
Accounts receivable	5,885	4,239
Prepaid expenses and other current assets	(210)	(1,940)
Other assets	–	(1,174)
Accounts payable	(1,651)	3,633
Accrued expenses and deferred rent	(4,499)	(2,530)
Deferred revenue	(2,228)	572
Net cash provided by operating activities	3,463	10,527

Cash flows from investing activities:
Purchases of marketable securities	(308)	(642)
Maturities of marketable securities	3,304	8,174
Net purchases of securities from customer funds	(3,149)	–
Capitalized software	(630)	(167)
Purchases of property and equipment	(1,173)	(3,657)
Net cash (used in) provided by investing activities	(1,956)	3,708

Cash flows from financing activities:
Repurchases of Common Stock	–	(9,474)
Principal payments on capital lease obligations	(605)	(583)
Net increase in customer fund obligations	3,149	–
Repayments of borrowings of long-term debt	–	(84)
Net proceeds from issuances of Common Stock	443	1,051
Net cash provided by (used in) financing activities	2,987	(9,090)

Effect of exchange rate changes on cash	(3)	(13)
Net decrease in cash and cash equivalents	(4,491)	5,132
Cash and cash equivalents, beginning of period	17,200	17,462
Cash and cash equivalents, end of period	$21,691	$22,594

Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$22
Cash paid for income taxes	$34	$29

Supplemental disclosure of non-cash financing activities:
- The Company entered into capital lease obligations to acquire new equipment totaling $747 and $103 for the three months ended March 31, 2009 and 2008, respectively.
- The Company entered into an agreement to purchase certain source code from a third-party vendor, for $2.0 million, of which
$0.5 million was paid during the three months ended March 31, 2009. There were no cash payments during the three months ended March 31, 2008.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance, December 31, 2008	26,796	$268	$164,574	$(1,002)	$(53,268)	2,534	$(59,500)	$51,072
Net loss	–	–	–	–	(413)	–	–	(413)
Unrealized loss on investments in marketable securities available for sale	–	–	–	(3)	–	–	–	(3)
Unrealized loss on foreign currency
translation adjustments	–	–	–	(61)	–	–	–	(61)
Comprehensive loss	–	–	–	–	–	–	–	(477)
Issuances of Common Stock from exercises of stock options	67	1	442	–	–	–	–	443
Non-cash stock-based compensation	–	–	3,317	–	–	–	–	3,317

Balance, March 31, 2009	26,863	$269	$168,333	$(1,066)	$(53,681)	2,534	$(59,500)	$54,355

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate” or the “Company”) designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States and Canada.  Ultimate’s UltiPro software (“UltiPro”) is a comprehensive Internet-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.  Ultimate’s solutions are available in two suites based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of large and very large companies (700 or more employees and including companies as large as 15,000 employees and larger) and UltiPro Workplace (“Workplace”) was developed for companies in the mid-market (200 to 700 employees).  UltiPro is marketed primarily through the Company’s Enterprise and Workplace direct sales teams.

2.           Basis of Presentation, Consolidation and the Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 2, 2009 (the “Form 10-K”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of the Company and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

3.           Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

The Company’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2008, included in the Form 10-K, have not significantly changed.

Recently Adopted Accounting Pronouncements

In January 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amended the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP No. 142-3 did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In January 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 141R changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 were effective for the Company beginning in the first quarter of 2009.  SFAS No. 141R and SFAS No. 160 will only affect the Company if the Company makes an acquisition after December 31, 2008.  As of the first quarter of 2009, neither SFAS No. 141R nor SFAS No. 160 had an impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1”), which increased the frequency of fair value disclosures to a quarterly basis instead of an annual basis.  FSP No. 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009, but entities may choose to adopt it for the interim and annual periods ending after March 15, 2009.  The Company does not expect the adoption of FSP No. 107-1 to have a material impact on its unaudited condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS No. 162 is not expected to have a material impact on the Company’s unaudited consolidated financial statements.

4.           Investments in Marketable Securities and Fair Value of Financial Instruments

The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company has classified all investments in marketable securities as available-for-sale.  Securities available-for-sale consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized.  Gains and losses on the sale of securities available-for-sale are determined using the specific identification method.  Included in accumulated other comprehensive loss was $1 thousand and $4 thousand of unrealized gain on securities available-for-sale at March 31, 2009 and December 31, 2008, respectively.

The amortized cost, net unrealized gain and fair value of the Company’s investments in marketable securities available-for-sale at March 31, 2009 and December 31, 2008 are shown below (in thousands):

	As of March 31, 2009			As of December 31, 2008
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain	Value	Cost	Gain	Value

Corp. debentures – bonds	$ 2,800	$ 1	$ 2,801	$ 4,306	$ 2	$ 4,308
Commercial paper	–	–	–	995	2	997
Certificates of deposit	–	–	–	500	––	500
Total investments	$ 2,800	$ 1	$ 2,801	$ 5,801	$ 4	$ 5,805

The amortized cost and fair value of the fixed income securities by contractual maturity at March 31, 2009 and December 31, 2008 are shown below (in thousands):

	As of March 31, 2009		As of December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$ 2,800	$ 2,801	$ 5,801	$ 5,805
Total	$ 2,800	$ 2,801	$ 5,801	$ 5,805

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis.  SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis.  There was no impact from the adoption of SFAS No. 157 on the unaudited condensed consolidated financial statements.  SFAS No. 157 establishes a framework for management’s measurement of fair value and expands disclosure about fair value measurements.  The statement requires fair value measurements to be classified and disclosed in one of the following three categories of the fair value hierarchy:

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

The types of instruments valued by management based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include the Company’s corporate debentures, bonds, commercial paper and asset-backed securities.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value and subject to the disclosure requirements of SFAS No. 157 as of March 31, 2009 and December 31, 2008 (in thousands):

	As of March 31, 2009				As of December 31, 2008
		Quoted				Quoted
		Prices in	Other	Un-		Prices in	Other	Un-
		Active	Observable	Observable		Active	Observable	Observable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debenture bonds	$2,801	$–	$2,801	$–	$4,308	$–	$4,308	$–
Commercial paper	–	–	–	–	997	–	997	–
Certificates of deposit	–	–	–	–	500	500	–	–
Total	$2,801	$–	$2,801	$–	$5,805	$500	$5,305	$–

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of March 31, 2009 and in the audited consolidated balance sheet as of December 31, 2008 as short-term investments in marketable securities.  There were no financial liabilities accounted for at fair value and subject to the disclosure requirements of SFAS No. 157 as of March 31, 2009 and December 31, 2008.

5.              Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to twenty years. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease, which range from two to fifteen years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

Property and equipment consist of the following (in thousands):

	As of	As of
	March 31, 2009	December 31, 2008
Property and equipment	$68,095	$65,934
Less: accumulated depreciation and amortization	45,501	42,950
	$22,594	$22,984

6.           Earnings Per Share

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the Three Months ended March 31,
	2009	2008
Basic weighted average shares outstanding	24,292	24,682
Effect of dilutive equity instruments	–	1,778
Dilutive weighted average shares outstanding	24,292	26,460

Other common stock equivalents (i.e., stock options,
restricted stock awards and stock units) outstanding
which are not included in the calculation of diluted
income (loss) per share because their impact is anti-
dilutive	4,153	998

Potential shares totaling 4,153,000 for the three month period ended March 31, 2009 were anti-dilutive due to the net loss in that period; therefore, diluted earnings per share is the same as basic earnings per share for that period.
7.           Comprehensive Income (Loss)

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

Comprehensive income (loss) for the periods presented was as follows (in thousands):

	For the Three Months ended March 31,
	2009	2008
Net income (loss)	$(413)	$290
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments in
marketable securities available-for-sale	(3)	44
Change in unrealized (loss) on foreign currency
translation adjustments	(61)	(13)
Comprehensive income (loss)	$(477)	$321

8.           Foreign Currency

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound.  Assets and liabilities (including related goodwill) are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated other comprehensive loss.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2009 and March 31, 2008, the Company had unrealized translation losses of $61 thousand and $13 thousand, respectively. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, is $1.1 million of unrealized translation losses at March 31, 2009 and $1 million of unrealized translation losses at December 31, 2008.

9.           Stock-Based Compensation

The Company’s Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to non-employee directors, officers and employees of the Company to purchase shares of the Company’s Common Stock.  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, together with stock options, the “Awards”).  Prior to the adoption of the Plan, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”).  Beginning in 2009, the Company commenced making grants to employees of restricted stock units in lieu of stock options.

As of March 31, 2009, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,000,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 828,443 shares.

The Company proposed in its 2009 proxy statement that stockholders approve at the annual meeting of stockholders to be held on May 12, 2009 (the “Annual Meeting”) a 500,000 share increase in the number of shares of Common Stock that may be issued pursuant to Awards under the Plan (the “Proposal to Amend the Plan”).

Stock-Based Compensation

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Non-cash stock-based compensation expense:
Cost of recurring revenues	$165	$329
Cost of services revenues	344	679
Cost of license revenues	-	4
Sales and marketing	1,788	2,053
Research and development	302	589
General and administrative	716	921
Total non-cash stock-based compensation expense	$3,315	$4,575

Included in capitalized software in the Company’s unaudited condensed consolidated balance sheet at March 31, 2009 was an aggregate amount of $2 thousand in stock-based compensation for the three months ended March 31, 2009 related to capitalized software.  The amounts capitalized would have otherwise been charged to research and development expense.

Net cash proceeds from the exercise of stock options were $0.4 million and $1.1 million for the three months ended March 31, 2009 and March 31, 2008, respectively. There was no income tax benefit realized from stock option exercises during the three months ended March 31, 2009 and March 31, 2008.

Stock Option and Restricted Stock Activity

There were no stock options granted during the three months ended March 31, 2009.  The following table summarizes stock option activity (for previously granted stock options) for the three months ended March 31, 2009 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2008	4,965	$16.86	6.02	$16,140
Granted	–	–	–	–
Exercised	(67)	6.63	–	–
Forfeited or expired	(63)	23.10	–	–
Outstanding at March 31, 2009	4,835	$16.92	5.80	$22,166

Exercisable at March 31, 2009	4,014	$14.72	5.21	$22,009

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009.  The amount of the aggregate intrinsic value changes based on the fair value of the Company’s Common Stock.  Total intrinsic value of options exercised was $0.6 million for the three months ended March 31, 2009 and $2.6 million for the three months ended March 31, 2008.  Total fair value of options vested during the three months ended March 31, 2009 was $3.2 million and was $4.0 million for the three months ended March 31, 2008.

As of March 31, 2009, $6.7 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes restricted stock and restricted stock unit activity for the three months ended March 31, 2009 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
		Weighted
		Average
		Grant Date
	Shares	Fair Value	Shares
Outstanding at December 31, 2008	1,361	$23.09	45
Granted	11	14.43	159
Vested	–	–	–
Forfeited or expired	–	–	(2)
Outstanding at March 31, 2009	1,372	$23.02	202

As of March 31, 2009, $18.1 million of total unrecognized compensation costs related to non-vested restricted stock Awards is expected to be recognized over a weighted average period of 2.4 years.  As of March 31, 2009, $2.1 million of total unrecognized compensation costs related to non-vested restricted stock unit Awards is expected to be recognized over a weighted average period of 2.5 years.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and its subsidiaries (“Ultimate” or the “Company”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009 (the “Form 10-K”), have not significantly changed.

Executive Summary

Ultimate designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States and Canada.

Ultimate’s UltiPro software (“UltiPro”) is a comprehensive Internet-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.

Ultimate’s software-as-a-service (“SaaS”) offering, branded “Intersourcing” (the “Intersourcing Offering”), provides on-line access to comprehensive human capital management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. Through the Intersourcing Offering, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at two data centers located in the Miami, Florida and Atlanta, Georgia areas.  Both data centers are owned and operated by a third party, Quality Technology Services (“QTS”). QTS is one of the largest privately-held providers of data center facilities and management services in the United States.

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

In addition to UltiPro’s core HR/payroll functionality, the Company’s customers have the option to purchase a number of additional features on a per-employee-per-month (or “PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features based on certain business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products; (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management, (v) tax filing; (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”). All Optional Features are individually priced solely on a subscription basis with some of the Optional Features available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, based on the needs of the respective customers, including their employee size and the complexity of their HR/payroll environment.

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Intersourcing revenues and maintenance revenues are the primary components of recurring revenues in the Company’s audited consolidated statements of operations.  For its recurring revenue customer base, Ultimate’s annualized retention rate for such customers was 97% as of March 31, 2009. The majority of services revenues are derived from implementation services and, to a lesser extent, training services. In addition to recurring revenues and services revenues, Ultimate has marketed UltiPro on a perpetual license basis since its inception, through which it has recognized license revenues.  For the three months ended March 31, 2009 and for the three months ended March 31, 2008, license revenues, as a percentage of total revenues, represented 4.1% and 8.4%, respectively.

On February 5, 2009, Ultimate announced that after April 1, 2009 it would discontinue selling its on-site UltiPro solutions on a perpetual license basis.  However, the Company will continue to sell on-site UltiPro solutions on a subscription basis (priced and billed to customers on a PEPM basis) and the Company may have additional license revenues attributable to contractual arrangements in process with new customers as of March 31, 2009, as well as from contractual arrangements with existing license customers. After the elimination of sales of perpetual licenses to new customers, the variable costs associated with new customer licenses, such as sales commissions, will also be eliminated. However, there will remain certain fixed third-party costs that were formerly allocated to costs of license revenues (in proportion to their contribution to the total sales mix) which will be shifted to costs of recurring revenues. As perpetual license agreements are sold, annual maintenance contracts (priced as a percentage of the related license fee) accompany those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter.  The Company has historically maintained a strong customer retention rate for its renewal maintenance agreements and does not foresee its decision to discontinue new sales of perpetual license agreements to materially affect its future maintenance revenues (as they relate to existing license customers).

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

Critical Accounting Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s critical accounting estimates, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Form 10-K, have not significantly changed.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months
	Ended March 31,
	2009	2008
Revenues:
Recurring	63.3%	59.1%
Services	32.6	32.5
License	4.1	8.4
Total revenues	100.0	100.0
Cost of revenues:
Recurring	18.2	15.0
Services	25.3	26.0
License	0.7	1.0
Total cost of revenues	44.2	42.0
Operating expenses:
Sales and marketing	28.4	27.2
Research and development	19.1	20.4
General and administrative	9.3	9.9
Total operating expenses	56.8	57.5
Operating income (loss)	(1.0)	0.5
Other income (expense):
Interest expense and other	–	(0.2)
Other income, net	0.1	0.8
Total other income, net	0.1	0.6
Income (loss) before income taxes	(0.9)	1.1
Benefit (provision) for income taxes	–	(0.4)
Net income (loss)	(0.9)%	0.7%

The following table sets forth the stock-based compensation expense (excluding the income tax effect) resulting from share-based arrangements and the amortization of acquired intangibles that are recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Stock-based compensation:
Cost of recurring revenues	$165	$329
Cost of service revenues	344	679
Cost of license revenues	–	4
Sales and marketing	1,788	2,053
Research and development	302	589
General and administrative	716	921
Total non-cash stock-based compensation expense	$3,315	$4,575

Amortization of acquired intangibles:
General and administrative	$46	$46

Revenues

The Company’s revenues are derived from recurring revenues, services revenues and, to a lesser extent, license revenues.  The Company’s significant revenue recognition policies, as discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2008, included in the Form 10-K, have not changed.

Total revenues, consisting of recurring, services and license revenues, increased 12.3% to $48.8 million for the three months ended March 31, 2009 from $43.5 million for the three months ended March 31, 2008.

Recurring revenues increased 20.2% to $30.9 million for the three months ended March 31, 2009 from $25.7 million for the three months ended March 31, 2008. The increase for the three months ended March 31, 2009 was primarily due to increases in Intersourcing revenues and, to a lesser extent, maintenance revenues, partially offset by a decrease in subscription revenues.  Ultimate’s annualized retention rate of 97% for existing recurring revenue customers as of March 31, 2009 contributed to the year-over-year growth for both Intersourcing revenues (due to continued sales growth, which allows for an increased customer base to which the annualized retention rate applies) and maintenance revenues (due to the annual price increases that typically accompany annual renewals).

a)
Intersourcing revenues increased 39.4% for the three months ended March 31, 2009 in comparison to the same period in 2008, primarily due to the continued growth of the Intersourcing Offering, which comprised the majority of unit sales. The increase in Intersourcing revenues is based on the revenue impact of incremental units that have gone Live since March 31, 2008, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Intersourcing revenues from the Workplace solution in 2009 also contributed to the year-over-year growth, particularly since this solution was introduced late in 2007.  Recognition of recurring revenues for Intersourcing sales commences upon Live date.

b)
Maintenance revenues from license sales increased 3.6% for the three months ended March 31, 2009, in comparison to the same period of 2008, due to additional maintenance fees resulting from cumulative net increases in the customer base subsequent to March 31, 2008 due to incremental license sales since such date.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.

c)
Subscription revenues decreased 65.2% for the three months ended March 31, 2009, in comparison to the same period of 2008, primarily due to the termination of the Company’s agreement with Ceridian Corporation (“Ceridian”), pursuant to which Ceridian was granted a non-exclusive license to use UltiPro as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees.  This agreement was terminated effective March 9, 2008, at which time the related revenue recognition ended. During the three months ended March 31, 2008, revenue recognized under the Ceridian agreement amounted to $1.5 million as compared to zero for the same period in 2009.

Services revenues increased 12.8% to $15.9 million for the three months ended March 31, 2009 from $14.1 million for the three months ended March 31, 2008. The increase for the three months ended March 31, 2009 was mainly due to an increase in implementation revenues principally attributable to additional billable hours, an increase in the blended net rate per hour and, to a lesser extent, implementation revenues recognized for Workplace sales.  The additional billable hours stemmed from additional hours worked by more revenue-generating consultants (employed by the Company) than in the prior year comparable period (as the Company hired more implementation personnel subsequent to March 31, 2008 to accommodate the increased sales growth), partially offset by fewer hours worked by third-party (or independent) implementation partners (“IP’s”).

License revenues decreased 45.2% to $2.0 million for the three months ended March 31, 2009 from $3.7 million for the three months ended March 31, 2008.   The decrease in the three month period ended March 31, 2009 was principally due to a lower average selling price per unit.

Cost of Revenues

Cost of revenues consists of the cost of recurring, services and license revenues. Cost of recurring revenues primarily consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms, costs associated with certain client reimbursable out-of-pocket expenses.  Cost of license revenues primarily consists of fees payable to third parties for software products distributed by the Company. UltiPro includes third-party software for enhanced report writing purposes and for time and attendance functionality (“UTA”).  When UltiPro units are sold, customers pay the Company on a per user basis for the license rights to the third-party report writing software and for the add-on product, UTA.

Total cost of revenues increased 18.2% to $21.6 million for the three months ended March 31, 2009 from $18.3 million for the three months ended March 31, 2008.

Cost of recurring revenues increased 36.5% to $8.9 million for the three months ended March 31, 2009 from $6.5 million for the three months ended March 31, 2008.  The $2.4 million increase in cost of recurring revenues for the three months ended March 31, 2009 was primarily due to increases in both Intersourcing costs and maintenance costs.  The increase in Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales, including higher depreciation and amortization of related computer equipment supporting the hosting operations, increased hosting data center costs and, to a lesser extent, increased labor costs and increased third-party royalty fees for UTA sales.  The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the Company’s customer base.

Cost of services revenues increased 9.1% to $12.3 million for the three months ended March 31, 2009 from $11.3 million for the three months ended March 31, 2008. The increase in cost of services revenues for the three-month period ended March 31, 2009 was primarily due to an increase in costs of implementation.  The increase in implementation costs for the three-month period was mainly attributable to labor costs associated with growing the implementation infrastructure (predominantly billable consultants) to accommodate the overall growth in unit sales, partially offset by decreased costs for third-party IP’s, which correlates with the decreased implementation revenues generated from the work performed by IP’s.

Cost of license revenues decreased 21.3% to $337 thousand for the three months ended March 31, 2009 from $428 thousand for the three months ended March 31, 2008.  The decrease in cost of license revenues for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to decreased third-party royalty fees tied to decreased sales of UTA license products.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 17.0% to $13.8 million for the three months ended March 31, 2009 from $11.8 million for the three months ended March 31, 2008. The increase in sales and marketing expenses for the three month period ended March 31, 2009 was primarily due to increased labor and related costs attributable to hiring additional direct sales force personnel (particularly for the Company’s Workplace solution) and higher sales commissions principally related to increased Intersourcing sales. Commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the revenue recognition for Intersourcing sales.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 5.2% to $9.3 million for the three months ended March 31, 2009 from $8.9 million for the three months ended March 31, 2008.  The increase in research and development expenses for the three month period ended March 31, 2009 was principally due to higher labor costs related to the ongoing development of UltiPro and complementary products.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses for the three months ended March 31, 2009 increased 6.1% to $4.6 million from $4.3 million for the three months ended March 31, 2008. The increase for the three months ended March 31, 2009 was primarily due to additional labor and related costs (including additional personnel costs to support the Company’s growth).

Interest Expense and Other

Interest expense and other of $44 thousand for the three months ended March 31, 2009 decreased from $79 thousand for the same period in the prior year.

Other Income, Net

Other income, net, decreased to $72 thousand for the three months ended March 31, 2009 from $357 thousand for the three months ended March 31, 2008. The decrease in the three month period ended March 31, 2009 was related to decreases in interest income primarily due to lower balances of cash, cash equivalents and marketable securities combined with lower interest rates.

Income Taxes

An income tax benefit of $40 thousand during the three months ended March 31, 2009 was recorded relating to the loss for the same period.  An income tax provision of $201 thousand was recorded for the three months ended March 31, 2008 relating to the income for the same period.  Net operating loss carryforwards available at December 31, 2008, expiring at various times from 2011 through the year 2028 and which are available to offset future taxable income, approximated $73.9 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources

In recent years, the Company has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of March 31, 2009, the Company had $24.5 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $1.5 million since December 31, 2008.  This $1.5 million increase was mainly due to cash provided by operating activities of $3.5 million and, to a lesser extent, proceeds from the issuance of Common Stock from stock option exercises during the three months ended March 31, 2009 of $0.4 million, partially offset by an increase in cash purchases of property and equipment and principal payments on financed equipment totaling $1.8 million and increased capitalized software costs of $0.6 million.

Net cash provided by operating activities was $3.5 million for the three months ended March 31, 2009 as compared to $10.5 million for the three months ended March 31, 2008. The $7.0 million decrease was primarily due to decreased accrued expenses and decreased accounts payable and, to a lesser extent, due to a net operating loss in the current period.

Net cash used in investing activities was $2.0 million for the three months ended March 31, 2009 as compared to net cash provided by investing activities of $3.7 million for the three months ended March 31, 2008.  The decrease of $5.7 million from the comparable period in 2008 was primarily attributable to a decrease in cash provided from the maturities of marketable securities (net of purchases) of $4.5 million, and an increase of $3.1 million in funds received from and held on behalf of Ultimate’s customers using the UltiPro tax filing offering (“UltiPro Tax Filing Customer Funds”), with such funds being invested by the Company in overnight repurchase agreements and, to a lesser extent, an increase in capitalized software costs of $0.5 million, partially offset by a decrease in cash purchases of property and equipment of $2.5 million.

Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2009 as compared to net cash used in financing activities of $9.1 million for the three months ended March 31, 2008. The $12.1 million increase in net cash provided by financing activities was primarily related to a $9.5 million decrease in repurchases of Common Stock pursuant to the Company’s stock repurchase plan and an increase of $3.1 million in UltiPro Tax Filing Customer Funds received, partially offset by a $0.4 million decrease in proceeds from the issuance of Common Stock from stock option exercises.

Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of March 31, 2009 and March 31, 2008, were 60 days and 63 days, respectively.

Deferred revenues were $61.3 million at March 31, 2009, as compared to $63.5 million at December 31, 2008.  The decrease of $2.2 million in deferred revenues for the 2009 period was primarily due to decreased deferred maintenance as revenues recognized exceeded the billings, which is consistent with prior year comparable periods and decreased deferred services including the timing of contractual obligations (if any).  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to Intersourcing.

The Company believes that cash and cash equivalents, investments in marketable securities, equipment financing and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

 The Company did not have any material commitments for capital expenditures as of March 31, 2009.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that have a current, or are reasonably likely to have a future, material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Quarterly Fluctuations

The Company’s quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company’s operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development, sales and marketing and the use of third-party consultants), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by the Company or its competitors and capital spending patterns of the Company’s customers. The Company establishes its expenditure levels based upon its expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for the Company’s products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that the Company will be able to achieve and, if achieved in future periods, maintain profitability on a quarterly basis. The Company believes that, due to the underlying factors for quarterly fluctuations, quarter-to-quarter comparisons of its operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

Forward-Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning the Company’s operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. The Company’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in the Company’s quarterly operating results, concentration of the Company’s product offerings, development risks involved with new products and technologies, competition, the Company’s relationships with third parties, contract renewals with business partners, compliance by the Company’s customers with the terms of their contracts with the Company, and other factors disclosed in this Form 10-Q and the Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of its operations, the Company is exposed to certain market risks, primarily interest rate risk and foreign currency risk.  Risks that are either non-financial or non-quantifiable, such as political, economic, tax, or regulatory risks, are not included in the following assessment of the Company’s market risks.

Interest Rate Risk. The Company is subject to financial market risks, including changes in interest rates and in the valuations of its investment portfolio.  Changes in interest rates could impact the Company’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities.  The Company manages financial market risks, including interest rate risks, in accordance with its investment guideline objectives, including:

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

Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments include obligations of U.S. government agencies and corporate debt securities.  Corporate debt securities include commercial paper which according to the Company’s investment guidelines must carry minimum short-term ratings of P-1 by Moody’s Investor Service, Inc. (“Moody’s”) and A-1 by Standard & Poor’s Ratings Service, a Division of The McGraw-Hill Companies, Inc. (“S&P”).  Other corporate debt obligations must carry a minimum rating of A-2 by Moody’s or A by S&P.  Asset-backed securities must carry a minimum AAA rating by Moody’s and S&P with a maximum average life of two years at the time of purchase.

As of March 31, 2009, total investments in available-for-sale marketable securities were $2.8 million.

As of March 31, 2009, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 1.0% per annum).

To illustrate the potential impact of changes in interest rates, the Company has performed an analysis based on its March 31, 2009 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of the Company’s total portfolio of approximately $6 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of the Company’s total portfolio of approximately $6 thousand over the next 12 months.

Foreign Currency Risk.  The Company has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which the Company transacts business will significantly affect future net income.

ITEM 4.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended March 31, 2009 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.                      Risk Factors

The risk factors associated with the Company’s business, as disclosed in Item 1A. “Risk Factors,” in the Form 10-K, have not significantly changed.

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

 As of March 31, 2009, the Company had purchased 2,533,575 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 466,425 shares available for repurchase in the future.  There was no activity under the Stock Repurchase Plan during the three months ended March 31, 2009.

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

The Ultimate Software Group, Inc.

Date: May 11, 2009	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)