Form 10-Q
period 2009-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2009-08-10
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of July 31, 2009, there were 24,612,901 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$29,723	$17,200
Short-term investments in marketable securities	1,598	5,805
Accounts receivable, net of allowance for doubtful accounts of $700 for 2009 and 2008	33,816	38,302
Prepaid expenses and other current assets	15,435	16,011
Deferred tax assets, net	3,533	3,533
Total current assets before funds held for customers	84,105	80,851
Funds held for customers	7,437	5,863
Total current assets	91,542	86,714
Property and equipment, net	21,358	22,984
Capitalized software, net	5,139	5,642
Goodwill	3,316	2,906
Other assets, net	11,477	11,668
Long-term deferred tax assets, net	17,483	17,343
Total assets	$150,315	$147,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,422	$7,200
Accrued expenses	10,832	12,701
Current portion of deferred revenue	54,414	54,687
Current portion of capital lease obligations	1,987	2,034
Current portion of long-term debt	320	320
Total current liabilities before customer funds obligations	70,975	76,942
Customer funds obligations	7,437	5,863
Total current liabilities	78,412	82,805
Deferred revenue, net of current portion	8,075	8,807
Deferred rent	3,280	3,054
Capital lease obligations, net of current portion	1,516	1,519
Total liabilities	91,283	96,185
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 27,034,837 and 26,796,169 shares issued in 2009 and 2008, respectively	270	268
Additional paid-in capital	172,881	164,574
Accumulated other comprehensive loss	(608)	(1,002)
Accumulated deficit	(54,011)	(53,268)
	118,532	110,572
Treasury stock, 2,533,575 shares, at cost, for 2009 and 2008	(59,500)	(59,500)
Total stockholders’ equity	59,032	51,072
Total liabilities and stockholders’ equity	$150,315	$147,257

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Recurring	$32,623	$25,377	$63,511	$51,073
Services	13,409	13,165	29,339	27,285
License	1,274	2,957	3,275	6,610
Total revenues	47,306	41,499	96,125	84,968

Cost of revenues:
Recurring	9,567	7,002	18,473	13,527
Services	11,112	10,580	23,439	21,879
License	261	464	598	892
Total cost of revenues	20,940	18,046	42,510	36,298
Gross profit	26,366	23,453	53,615	48,670
Operating expenses:
Sales and marketing	12,884	11,236	26,719	23,065
Research and development	9,582	9,299	18,920	18,178
General and administrative	4,331	4,405	8,888	8,701
Total operating expenses	26,797	24,940	54,527	49,944
Operating loss	(431)	(1,487)	(912)	(1,274)

Other income (expense):
Interest expense and other	(38)	(61)	(82)	(140)
Other income, net	39	222	111	579
Total other income, net	1	161	29	439
Loss before benefit for income taxes	(430)	(1,326)	(883)	(835)
Benefit for income taxes	100	575	140	374
Net loss	$(330)	$(751)	$(743)	$(461)

Net loss per share:
Basic	$(0.01)	$(0.03)	$(0.03)	$(0.02)
Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic	24,414	24,670	24,354	24,676
Diluted	24,414	24,670	24,354	24,676

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(743)	$(461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,914	4,483
Provision for doubtful accounts	528	944
Non-cash stock-based compensation expense	6,590	8,033
Deferred income taxes	(140)	(374)
Changes in operating assets and liabilities:
Accounts receivable	3,958	1,591
Prepaid expenses and other current assets	576	(2,219)
Other assets	98	(1,512)
Accounts payable	(3,778)	3,179
Accrued expenses and deferred rent	(1,418)	(1,601)
Deferred revenue	(1,005)	1,455
Net cash provided by operating activities	10,580	13,518

Cash flows from investing activities:
Purchases of property and equipment	(2,109)	(8,111)
Purchases of marketable securities	(1,090)	(642)
Maturities of marketable securities	5,295	14,022
Net purchases of securities with customer funds	(1,574)	(1,876)
Capitalized software	(631)	(889)
Net cash (used in) provided by investing activities	(109)	2,504

Cash flows from financing activities:
Repurchases of common stock	–	(17,674)
Principal payments on capital lease obligations	(1,226)	(1,098)
Net increase in customer fund obligations	1,574	1,876
Repayments of borrowings of long-term debt	–	(168)
Net proceeds from issuances of common stock	1,719	4,460
Net cash provided by (used in) financing activities	2,067	(12,604)

Effect of exchange rate changes on cash	(15)	(10)
Net increase in cash and cash equivalents	12,523	3,408
Cash and cash equivalents, beginning of period	17,200	17,462
Cash and cash equivalents, end of period	$29,723	$20,870

Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$39
Cash paid for income taxes	$128	$227

Supplemental disclosure of non-cash financing activities:
- The Company entered into capital lease obligations to acquire new equipment totaling $1.2 million and $0.1 million for the six months ended June 30, 2009 and June 30, 2008, respectively.
- The Company entered into an agreement to purchase certain source code from a third-party vendor for $2.0 million, of which
$0.5 million was paid during each of the six months ended June 30, 2009 and June 30, 2008.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance, December 31, 2008	26,796	$268	$164,574	$(1,002)	$(53,268)	2,534	$(59,500)	$51,072
Net loss	–	–	–	–	(743)	–	–	(743)
Unrealized loss on investments in marketable securities available for sale	–	–	–	(1)	–	–	–	(1)
Unrealized gain on foreign currency translation adjustments	–	–	–	395	–	–	–	395
Comprehensive loss	–	–	–	–	–	–	–	(349)
Issuances of Common Stock from exercises of stock options	239	2	1,717	–	–	–	–	1,719
Non-cash stock-based compensation	–	–	6,590	–	–	–	–	6,590

Balance, June 30, 2009	27,035	$270	$172,881	$(608)	$(54,011)	2,534	$(59,500)	$59,032

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate” or the “Company”) designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States and Canada.  Ultimate’s UltiPro software (“UltiPro”) is a comprehensive Internet-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.  Ultimate’s solutions are available in two suites based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of large and very large companies (700 or more employees and including companies as large as 15,000 employees and larger) and UltiPro Workplace (“Workplace”) was developed for medium-sized and smaller companies (200 to 700 employees).  UltiPro is marketed primarily through the Company’s Enterprise and Workplace direct sales teams.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended June 30, 2009 and June 30, 2008 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of the Company and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements reflect certain reclassifications from cash flows from financing activities to cash flows from investing activities for net purchases of securities from customer funds to conform to the 2009 presentation.

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

Recently Adopted Accounting Pronouncements

In June 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”), which increased the frequency of fair value disclosures to a quarterly basis instead of an annual basis.  FSP No. 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  FSP No. 107-1 was effective for interim reporting periods ending after June 15, 2009.  The Company’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customer and the related obligations, accounts receivable, accounts payable, and capital lease obligations, approximated fair value as of June 30, 2009 and December 31, 2008.
.
In June 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 was effective for interim or annual reporting periods ending after June 15, 2009.  The Company evaluated events that occurred subsequent to June 30, 2009, through the financial statement issue date of August 10, 2009, and determined that there were no recordable or reportable subsequent events.

In June 2009, the Company adopted FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”).  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate.  FSP No. 157-4 did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In June 2009, the Company adopted FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS No. 115-2” and “SFAS No. 124-2”).  FSP No. SFAS 115-2 and SFAS No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired.  FSP SFAS No. 115-2 and SFAS No. 124-2 did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In January 2009, the Company adopted FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amended the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP No. 142-3 did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In January 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 141R changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 were effective for the Company beginning in the first quarter of 2009.  SFAS No. 141R and SFAS No. 160 will only affect the Company if the Company makes an acquisition after December 31, 2008.  For the six months ended June 30, 2009, neither SFAS No. 141R nor SFAS No. 160 had an impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement FASB Statement No. 162” (“SFAS No. 168” or the “Codification”).  SFAS No. 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non SEC accounting and reporting standards.  All other non-grandfathered non –SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods after September 15, 2009.  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly.  Once the Codification is in effect, all of its content will carry the same level of authority.  The GAAP hierarchy will be modified to include only two levels of GAAP:  authoritative and non-authoritative.  As a result, SFAS No. 168 replaces SFAS No. 162 to indicate this change to the GAAP hierarchy.  The Company is reviewing the Codification and will implement it as required, in the Company’s Form 10-Q for the three-month period ended September 30, 2009.

4.           Investments in Marketable Securities and Fair Value of Financial Instruments

The Company classifies its investments in marketable securities with readily determinable fair values as securities available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company has classified all investments in marketable securities as available-for-sale.  Securities available-for-sale consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized.  Gains and losses on the sale of securities available-for-sale are determined using the specific identification method.  Included in accumulated other comprehensive loss were $3 thousand and $4 thousand of unrealized gain on securities available-for-sale at June 30, 2009 and December 31, 2008, respectively.

The amortized cost, net unrealized gain and fair value of the Company’s investments in marketable securities available-for-sale at June 30, 2009 and December 31, 2008 are shown below (in thousands):

	As of June 30, 2009			As of December 31, 2008
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain	Value	Cost	Gain	Value

Corporate debentures – bonds	$805	$3	$808	$4,306	$2	$4,308
Commercial paper	300	–	300	995	2	997
Certificates of deposit	490	–	490	500	––	500
Total investments	$1,595	$3	$1,598	$5,801	$4	$5,805

The amortized cost and fair value of the fixed income securities by contractual maturity at June 30, 2009 and December 31, 2008 are shown below (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,595	$1,598	$5,801	$5,805
Total	$1,595	$1,598	$5,801	$5,805

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

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value and subject to the disclosure requirements of SFAS No. 157 as of June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009				As of December 31, 2008
		Quoted				Quoted
		Prices in	Other	Un-		Prices in	Other	Un-
		Active	Observable	Observable		Active	Observable	Observable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debenture bonds	$808	$–	$808	$–	$4,308	$–	$4,308	$–
Commercial paper	300	–	300	–	997	–	997	–
Certificates of deposit	490	490	–	–	500	500	–	–
Total	$1,598	$490	$1,108	$–	$5,805	$500	$5,305	$–

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of June 30, 2009 and in the audited consolidated balance sheet as of December 31, 2008 as short-term investments in marketable securities.  There were no financial liabilities accounted for at fair value and subject to the disclosure requirements of SFAS No. 157 as of June 30, 2009 and December 31, 2008.

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

Property and equipment consist of the following (in thousands):

	As of	As of
	June 30, 2009	December 31, 2008
Property and equipment	$69,477	$65,934
Less: accumulated depreciation and amortization	48,119	42,950
	$21,358	$22,984

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	24,414	24,670	24,354	24,676
Effect of dilutive equity instruments	–	–	–	–
Dilutive weighted average shares outstanding	24,414	24,670	24,354	24,676

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income (loss) per share because their impact is anti-dilutive

	6,317	5,804	6,361	5,802

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

Comprehensive income (loss) for the periods presented was as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2009	2008	2009	2008
Net loss	$(330)	$(751)	(743)	$(461)
Other comprehensive income (loss)
Unrealized gain (loss) on investments in
marketable securities available-for-sale	2	(21)	(1)	23
Unrealized gain (loss) on foreign currency
translation adjustments	456	3	395	(10)
Comprehensive income (loss)	$128	$(769)	$(349)	$(448)

8.           Foreign Currency

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound.  Assets and liabilities (including related goodwill) are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated other comprehensive loss.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2009, the Company had unrealized translation gains of $456 thousand and $395 thousand, respectively.  For the three months ended June 30, 2008, the Company had an unrealized translation gain of $3 thousand and for the six months ended June 30, 2008, the Company had an unrealized translation loss of $10 thousand. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, is $0.6 million of unrealized translation losses at June 30, 2009 and $1 million of unrealized translation losses at December 31, 2008.

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

At the 2009 Annual Meeting of Stockholders, held on May 12, 2009 (the “2009 Annual Meeting”), the stockholders of the Company approved the Plan, as proposed to be amended to increase the number of shares of the Company’s Common Stock authorized for issuance pursuant to Awards granted under the Plan by 500,000 shares.  The aggregate number of shares of Common Stock previously authorized for issuance under all Awards granted under the Plan and Prior Plan was 12,000,000 shares.  As of June 30, 2009, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,500,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,349,451 shares.  A complete copy of the Plan is contained in the Company’s Form 8-K that was filed with the SEC on May 18, 2009.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Non-cash stock-based compensation expense:
Cost of recurring revenues	$171	$169	$336	$498
Cost of services revenues	324	406	668	1,086
Cost of license revenues	–	3	–	7
Sales and marketing	1,747	1,560	3,534	3,613
Research and development	308	352	610	941
General and administrative	724	950	1,439	1,870
Total non-cash stock-based compensation expense	$3,274	$3,440	$6,587	$8,015

Included in capitalized software in the Company’s unaudited condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 was $3 thousand and $30 thousand, respectively, in stock-based compensation expense related to capitalized software during the periods then ended.  The amounts capitalized would have otherwise been charged to research and development expense.

Net cash proceeds from the exercise of stock options were $1.3 million and $1.7 million for the three and six months ended June 30, 2009, respectively, and $3.4 million and $4.5 million for the three and six months ended June 30, 2008, respectively. There was no income tax benefit realized from stock option exercises during the three and six months ended June 30, 2009 and June 30, 2008.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the six months ended June 30, 2009.  The following table summarizes stock option activity (for previously granted stock options) for the six months ended June 30, 2009 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2008	4,965	$16.86	6.02	$16,140
Granted	–	–
Exercised	(204)	8.44
Forfeited or expired	(100)	24.14
Outstanding at June 30, 2009	4,661	$17.07	5.67	$40,211

Exercisable at June 30, 2009	3,893	$14.99	5.11	$39,481

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2009.  The amount of the aggregate intrinsic value changes based on the fair value of the Company’s Common Stock.  Total intrinsic value of options exercised was $1.6 million and $2.2 million for the three and six months ended June 30, 2009, respectively, and $9.3 million and $ 12.0 million for the three and six months ended June 30, 2008, respectively.  Total fair value of options vested during the three and six months ended June 30, 2009 was $0.5 million and $3.7 million, respectively, and $0.5 million and $ 4.5 million for the six months ended June 30, 2008, respectively.

As of June 30, 2009, $5.5 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.47 years.

The following table summarizes restricted stock and restricted stock unit activity for the six months ended June 30, 2009 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
		Weighted
		Average
		Grant Date
	Shares	Fair Value	Shares
Outstanding at December 31, 2008	1,361	$23.09	45
Granted	20	16.48	169
Vested	–	–	–
Released	(35)	15.90
Forfeited or expired	–	–	(4)
Outstanding at June 30, 2009	1,346	$23.18	210

As of June 30, 2009, $16.3 million of total unrecognized compensation costs related to non-vested restricted stock Awards is expected to be recognized over a weighted average period of 2.2 years.  As of June 30, 2009, $2.1 million of total unrecognized compensation costs related to non-vested restricted stock unit Awards is expected to be recognized over a weighted average period of 2.3 years.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and its subsidiaries (“Ultimate” or the “Company”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”).

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

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Intersourcing revenues and maintenance revenues are the primary components of the Company’s recurring revenues.  Ultimate’s annualized retention rate for its existing recurring revenue customer base was 97% as of June 30, 2009. The majority of services revenues are derived from implementation services and, to a lesser extent, training services. In addition to recurring revenues and services revenues, Ultimate has marketed UltiPro on a perpetual license basis since its inception, through which it has recognized license revenues.  For the three and six months ended June 30, 2009, license revenues, as a percentage of total revenues, represented 2.7% and 3.4%, respectively, as compared to 7.1% and 7.8% for the three and six months ended June 30, 2008, respectively.

On February 5, 2009, Ultimate announced that after April 1, 2009 it no longer intended to sell its on-site UltiPro solutions on a perpetual license basis.  However, the Company continues to sell on-site UltiPro solutions on a subscription basis (priced and billed to customers on a PEPM basis). The Company may have additional license revenues attributable to contractual arrangements with existing license customers which primarily relate to growth provisions for the underlying employee base and/or the contractual rights of existing license customers to purchase Optional Features of UltiPro. After the elimination of sales of perpetual licenses to new customers, the variable costs associated with new customer licenses, such as sales commissions, are also eliminated. As a result of the discontinued sales of perpetual licenses to new customers, certain fixed third-party costs that were formerly allocated to costs of license revenues (in proportion to their contribution to the total sales mix) were shifted to costs of recurring revenues. When perpetual license agreements were sold, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter.  The Company has historically maintained a strong customer retention rate for its renewal maintenance agreements and does not foresee its decision to discontinue sales of perpetual license agreements to new customers to materially affect its future maintenance revenues (as they relate to existing license customers).

As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams.  Intersourcing sales include a one-time upfront (or setup) fee, priced on a per-employee basis, and ongoing monthly fees, priced on a PEPM basis.  Revenue recognition for Intersourcing is triggered when the related customer processes its first payroll (or goes “Live”).  When an Intersourcing customer goes Live, the related upfront fees are recognized as recurring subscription revenues ratably over the term of the related contract (typically 24 months) and the Company begins recognizing the associated ongoing monthly PEPM fees as recurring subscription revenues.

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

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2009		2008		2009		2008
Revenues:
Recurring	69.0%		61.2%		66.1%		60.1%
Services	28.3		31.7		30.5		32.1
License	2.7		7.1		3.4		7.8
Total revenues	100.0		100.0		100.0		100.0
Cost of revenues:
Recurring	20.2		16.9		19.2		15.9
Services	23.5		25.5		24.4		25.7
License	0.6		1.1		0.6		1.0
Total cost of revenues	44.3		43.5		44.2		42.6
Operating expenses:
Sales and marketing	27.2		27.1		27.8		27.2
Research and development	20.3		22.4		19.7		21.4
General and administrative	9.1		10.6		9.2		10.2
Total operating expenses	56.6		60.1		56.7		58.8
Operating loss	(0.9)		(3.6)		(0.9)		(1.4)
Other income (expense):
Interest expense and other	(0.1)		(0.1)		(0.1)		(0.2)
Other income, net	0.1		0.5		0.1		0.7
Total other income, net	0.0		0.4		0.0		0.5
Loss before income taxes	(0.9)		(3.2)		(0.9)		(0.9)
Benefit for income taxes	0.2		1.4		0.1		0.4
Net loss	(0.7	) %	(1.8	) %	(0.8	) %	(0.5	) %

The following table sets forth the non-cash stock-based compensation expense (excluding the income tax effect) resulting from the stock based arrangements and the amortization of acquired intangibles that are recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation:
Cost of recurring revenues	171	169	336	498
Cost of services revenues	324	406	668	1,086
Cost of license revenues	–	3	–	7
Sales and marketing	1,747	1,560	3,534	3,613
Research and development	308	352	610	941
General and administrative	724	950	1,439	1,870
Total non-cash stock-based compensation expense	$3,274	$3,440	$6,587	$8,015

Amortization of acquired intangibles:
General and administrative	$46	$46	$93	$93

Revenues

The Company’s revenues are derived from recurring revenues, services revenues and, to a lesser extent, license revenues.  The Company’s significant revenue recognition policies, as discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2008, included in the Form 10-K, have not changed.

Total revenues, consisting of recurring, services and license revenues, increased 14.0% to $47.3 million for the three months ended June 30, 2009 from $41.5 million for the three months ended June 30, 2008, and 13.1% to $96.1 million for the six months ended June 30, 2009 from $85.0 million for the six months ended June 30, 2008.

Recurring revenues increased 28.6 % to $32.6 million for the three months ended June 30, 2009 from $25.4 million for the three months ended June 30, 2008, and 24.4% to $63.5 million for the six months ended June 30, 2009 from $51.1 million for the six months ended June 30, 2008. The increases for the three and six months ended June 30, 2009 were primarily due to increases in Intersourcing revenues and, to a lesser extent, maintenance revenues (discussed below).

a)
Intersourcing revenues increased 41.6% and 40.5% for the three and six months ended June 30, 2009, respectively, in comparison to the same periods in 2008. The increase in Intersourcing revenues is based on the revenue impact of incremental units sold that have gone Live since June 30, 2008, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Intersourcing revenues from the Workplace solution in 2009 also contributed to the year-over-year growth, particularly since this solution was introduced late in 2007 and was ramping up in 2008.  Recognition of recurring revenues for Intersourcing sales commences upon Live date.

b)
Maintenance revenues from past license sales increased 1.4% and 2.9% for the three and six months ended June 30, 2009, in comparison to the same periods of 2008, due to additional maintenance fees resulting from cumulative net increases in the customer base subsequent to June 30, 2008 due to incremental license sales since such date.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.

Services revenues increased 1.9% to $13.4 million for the three months ended June 30, 2009 from $13.2 million for the three months ended June 30, 2008, and 7.5% to $29.3 million for the six months ended June 30, 2009 from $27.3 million for the six months ended June 30, 2008. The increases for the three and six months ended June 30, 2009 were mainly due to an increase in implementation revenues principally attributable to additional billable hours from Ultimate’s  revenue-generating consultants for Enterprise sales, an increase in the blended net rate per hour and, to a lesser extent, higher implementation revenues recognized for Workplace sales.

 License revenues decreased 56.9% to $1.3 million for the three months ended June 30, 2009 from $3.0 million for the three months ended June 30, 2008.  For the six months ended June 30, 2009, license revenues decreased 50.5% to $3.3 million from $6.6 million for the six months ended June 30, 2008.  The decreases in the three and six month periods ended June 30, 2009 were principally due to the Company’s decision not to sell perpetual licenses to new customers after April 1, 2009.

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide maintenance and technical support to the Company’s customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to the Company’s customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain client reimbursable out-of-pocket expenses.

Total cost of revenues increased 16% to $20.9 million for the three months ended June 30, 2009 from $18.0 million for the three months ended June 30, 2008, and 17.1% to $42.5 million for the six months ended June 30, 2009 from $36.3 million for the six months ended June 30, 2008.

Cost of recurring revenues increased 36.6% to $9.6 million for the three months ended June 30, 2009 from $7.0 million for the three months ended June 30, 2008 and 36.6% to $18.5 million for the six months ended June 30, 2009 from $13.5 million for the six months ended June 30, 2008.  The $2.6 million and $4.9 million increases in cost of recurring revenues for the three and six months ended June 30, 2009 was primarily due to increases in both Intersourcing costs and maintenance costs.  The increase in Intersourcing costs was principally due to the growth in Intersourcing operations and increased sales, including higher depreciation and amortization of related computer equipment supporting the hosting operations, increased hosting data center costs and, to a lesser extent, increased labor costs, amortization of capitalized software and increased third-party royalty fees for UltiPro time, attendance and scheduling sales.  The increase in maintenance costs was primarily related to increased labor costs commensurate with the growth in the Company’s customer base.

Cost of services revenues increased 5.0% to $11.1 million for the three months ended June 30, 2009 from $10.6 million for the three months ended June 30, 2008, and 7.1% to $23.4 million for the six months ended June 30, 2009 from $21.9 million for the six months ended June 30, 2008.  The increases in cost of services revenues for the three and six months ended June 30, 2009 were primarily due to an increase in costs of implementation, mainly attributable to labor costs associated with building the Workplace implementation infrastructure.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 14.7% to $12.9 million for the three months ended June 30, 2009 from $11.2 million for the three months ended June 30, 2008, and 15.8% to $26.7 million for the six months ended June 30, 2009 from $23.1 million for the six months ended June 30, 2008. The increase in sales and marketing expenses for the three and six month periods ended June 30, 2009 was primarily due to increased labor and related costs attributable to hiring additional direct sales force personnel (particularly for the Company’s Workplace solution) and higher sales commissions principally related to increased Intersourcing sales. Commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the revenue recognition for Intersourcing sales.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 3.0% to $9.6 million for the three months ended June 30, 2009 from $9.3 million for the three months ended June 30, 2008, and 4.1% to $18.9 million for the six months ended June 30, 2009 from $18.2 million for the six months ended June 30, 2008 principally due to higher labor costs related to the ongoing development of UltiPro and Optional Features, partially offset by lower third-party consulting costs.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses for the three months ended June 30, 2009 was comparable to the three months ended June 30, 2008.  General and administrative expenses increased 2.1% to $8.9 million for the six months ended June 30, 2009 from $8.7 million for the six months ended June 30, 2008.  The increase for the six months ended June 30, 2009 was primarily due to higher professional fees and labor and related costs (including additional personnel costs to support the Company’s growth), partially offset by lower bad debt expense.

Income Taxes

Income taxes for each of the three and six months ended June 30, 2009 included a benefit of $0.1 million. Income taxes for the three and six months ended June 30, 2008 included a benefit of $0.6 million and $0.4 million, respectively.  Net operating loss carryforwards available at December 31, 2008, expiring at various times from 2011 through 2028 and which are available to offset future taxable income, approximated $73.9 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources

In recent years, the Company has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of June 30, 2009, the Company had $31.3 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $8.3 million since December 31, 2008.  This $8.3 million increase was mainly due to cash provided by operating activities of $10.6 million and, to a lesser extent, proceeds from the issuance of Common Stock from stock option exercises during the six months ended June 30, 2009 of $1.7 million, partially offset by cash purchases of property and equipment and principal payments on financed equipment totaling $3.3 million.

Net cash provided by operating activities was $10.6 million for the six months ended June 30, 2009 as compared to $13.5 million for the six months ended June 30, 2008. This $2.9 million decrease was primarily due to decreased accounts payable, partially offset by lower prepaid expenses and other current assets and lower other assets.

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2009 as compared to net cash provided by investing activities of $2.5 million for the six months ended June 30, 2008.  The decrease of $2.6 million from the comparable period in 2008 was primarily attributable to a decrease in cash provided from the maturities of marketable securities (net of purchases) of $9.2 million, partially offset by a decrease in cash purchases of property and equipment of $6.0 million (including the impact of increased equipment financing).

Net cash provided by financing activities was $2.1 million for the six months ended June 30, 2009 as compared to net cash used in financing activities of $12.6 million for the six months ended June 30, 2008. The $14.7 million increase in net cash provided by financing activities was primarily related to a $17.7 million decrease in repurchases of Common Stock pursuant to the Company’s stock repurchase plan, partially offset by a $2.7 million decrease in proceeds from the issuance of Common Stock from stock option exercises.

Days sales outstanding, calculated on a trailing three-month basis, as of June 30, 2009 and June 30, 2008, were 65 days and 70 days, respectively.

Deferred revenues were $62.5 million at June 30, 2009, as compared to $63.5 million at December 31, 2008.  The decrease of $1.0 million in deferred revenues for the 2009 period was primarily due to decreased deferred maintenance as revenues recognized exceeded the billings, partially offset by increased deferred Intersourcing revenues and higher deferred services revenues.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to Intersourcing.

The Company believes that cash and cash equivalents, investments in marketable securities, equipment financing and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

 The Company did not have any material commitments for capital expenditures as of June 30, 2009.

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

As of June 30, 2009, total investments in available-for-sale marketable securities were $1.6 million.

As of June 30, 2009, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 0.5% per annum).

To illustrate the potential impact of changes in interest rates, the Company has performed an analysis based on its June 30, 2009 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of the Company’s total portfolio of approximately $4 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of the Company’s total portfolio of approximately $4 thousand over the next 12 months.

Foreign Currency Risk.  The Company has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which the Company transacts business will significantly affect future net income.

ITEM 4.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended June 30, 2009 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 As of June 30, 2009, the Company had purchased 2,533,575 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 466,425 shares available for repurchase in the future.  There was no activity under the Stock Repurchase Plan during the three and six months ended June 30, 2009.

ITEM 4.                      Submission of Matters to a Vote of Security Holders

The Company held its 2009 Annual Meeting of Stockholders on May 12, 2009.  The principal business of the meeting was (i) to elect three directors to serve until the 2012 Annual Meeting of Stockholders or until their successors are duly elected and qualified, (ii) to approve the Amended and Restated 2005 Equity and Incentive Plan, as proposed to be amended, and (iii) to ratify KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The names of the nominees for directors whose term expired at the 2009 Annual Meeting of Stockholders of the Company and who were elected to serve as directors until the 2012 Annual Meeting of Stockholders are as follows:

Nominee	For	Withheld Vote
Marc D. Scherr	15,170,654	9,524,948
James A. FitzPatrick, Jr.	15,778,363	8,917,239
Rick A. Wilber	15,653,808	9,041,794

The names of each other director whose term of office as a director continues after the 2009 Annual Meeting of Stockholders and their respective term expirations are as follows:

Term Expires in 2010:
Scott Scherr
Alois T. Leiter

Term Expires in 2011:
LeRoy A. Vander Putten
Robert A. Yanover

The results of the vote to approve the amendment of the Amended and Restated 2005 Equity and Incentive Plan, as proposed to be amended, are as follows:

For	Against	Abstain	Broker Non Votes
12,337,836	9,635,593	4,540	2,717,633

The results of the vote to ratify KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 are as follows:

For	Against	Abstain	Broker Non Votes
24,480,745	61,430	153,427	0

ITEM 6.                      Exhibits

Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
____________________

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date: August 10, 2009	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)