Form 10-Q
period 2009-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2009-11-09
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 2, 2009, there were 24,664,733 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$22,934	$17,200
Short-term investments in marketable securities	6,781	5,805
Accounts receivable, net of allowance for doubtful accounts of $650 for 2009 and $700 for 2008	35,258	38,302
Prepaid expenses and other current assets	15,669	16,011
Deferred tax assets, net	3,533	3,533
Total current assets before funds held for customers	84,175	80,851
Funds held for customers	11,230	5,863
Total current assets	95,405	86,714
Property and equipment, net	20,290	22,984
Capitalized software, net	4,801	5,642
Goodwill	3,196	2,906
Long-term investments in marketable securities	937	–
Other assets, net	11,929	11,668
Long-term deferred tax assets, net	17,708	17,343
Total assets	$154,266	$147,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,903	$7,200
Accrued expenses	9,754	12,701
Current portion of deferred revenue	56,569	54,687
Current portion of capital lease obligations	1,856	2,034
Current portion of long-term debt	–	320
Total current liabilities before customer funds obligations	73,082	76,942
Customer funds obligations	11,230	5,863
Total current liabilities	84,312	82,805
Deferred revenue, net of current portion	7,797	8,807
Deferred rent	3,248	3,054
Capital lease obligations, net of current portion	1,451	1,519
Total liabilities	96,808	96,185
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 27,347,107 and 26,796,169 shares issued in 2009 and 2008, respectively	273	268
Additional paid-in capital	179,050	164,574
Accumulated other comprehensive loss	(728)	(1,002)
Accumulated deficit	(54,480)	(53,268)
	124,115	110,572
Treasury stock, 2,796,825 and 2,533,575 shares, at cost, for 2009 and 2008, respectively	(66,657)	(59,500)
Total stockholders’ equity	57,458	51,072
Total liabilities and stockholders’ equity	$154,266	$147,257

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Recurring	$34,153	$26,738	$97,664	$77,811
Services	13,792	15,002	43,131	42,287
License	252	2,172	3,527	8,782
Total revenues	48,197	43,912	144,322	128,880

Cost of revenues:
Recurring	9,959	7,927	28,432	21,454
Services	11,593	12,751	35,032	34,630
License	–	463	598	1,355
Total cost of revenues	21,552	21,141	64,062	57,439
Gross profit	26,645	22,771	80,260	71,441
Operating expenses:
Sales and marketing	13,049	12,483	39,768	35,548
Research and development	9,940	9,912	28,860	28,090
General and administrative	4,351	4,697	13,239	13,398
Total operating expenses	27,340	27,092	81,867	77,036
Operating loss	(695)	(4,321)	(1,607)	(5,595)

Other income (expense):
Interest expense and other	(29)	(33)	(111)	(173)
Other income, net	30	168	141	747
Total other income, net	1	135	30	574
Loss before benefit for income taxes	(694)	(4,186)	(1,577)	(5,021)
Benefit for income taxes	225	1,135	365	1,509
Net loss	$(469)	$(3,051)	$(1,212)	$(3,512)

Net loss per share:
Basic	$(0.02)	$(0.12)	$(0.05)	$(0.14)
Diluted	$(0.02)	$(0.12)	$(0.05)	$(0.14)

Weighted average shares outstanding:
Basic	24,539	24,613	24,416	24,654
Diluted	24,539	24,613	24,416	24,654

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Nine Months
	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,212)	$(3,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,855	7,108
Provision for doubtful accounts	661	1,325
Non-cash stock-based compensation expense	9,912	11,969
Deferred income taxes	(365)	(1,509)
Changes in operating assets and liabilities:
Accounts receivable	2,383	1,105
Prepaid expenses and other current assets	342	(3,197)
Other assets	(409)	(1,780)
Accounts payable	(2,297)	2,506
Accrued expenses and deferred rent	(2,528)	(721)
Deferred revenue	872	5,219
Net cash provided by operating activities	16,214	18,513

Cash flows from investing activities:
Purchases of property and equipment	(3,162)	(10,137)
Purchases of marketable securities	(7,640)	(6,688)
Maturities of marketable securities	5,722	16,563
Net purchases of securities with customer funds	(5,367)	(1,734)
Capitalized software	(632)	(1,511)
Net cash used in investing activities	(11,079)	(3,507)

Cash flows from financing activities:
Repurchases of common stock	(7,157)	(21,690)
Principal payments on capital lease obligations	(1,849)	(1,598)
Net increase in customer fund obligations	5,367	1,727
Repayments of borrowings of long-term debt	(320)	(529)
Net proceeds from issuances of common stock	4,569	4,919
Net cash provided by (used in) financing activities	610	(17,171)

Effect of exchange rate changes on cash	(11)	(19)
Net increase in cash and cash equivalents	5,734	(2,184)
Cash and cash equivalents, beginning of period	17,200	17,462
Cash and cash equivalents, end of period	$22,934	$15,278

Supplemental disclosure of cash flow information:
Cash paid for interest	$109	$57
Cash paid for income taxes	$155	$316

Supplemental disclosure of non-cash financing activities:
- The Company entered into capital lease obligations to acquire new equipment totaling $1.6 million and $0.7 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.
- The Company entered into an agreement to purchase certain source code from a third-party vendor for $2.0 million, of which
$0.5 million and $1.0 million were paid during each of the nine months ended September 30, 2009 and September 30, 2008, respectively, and $0.5 million was paid during the three months ended December 31, 2008.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance, December 31, 2008	26,796	$268	$164,574	$(1,002)	$(53,268)	2,534	$(59,500)	$51,072
Net loss	–	–	–	–	(1,212)	–	–	(1,212)
Unrealized loss on investments in marketable securities available for sale	–	–	–	(4)	–	–	–	(4)
Unrealized gain on foreign currency translation
adjustments	–	–	–	278	–	–	–	278
Comprehensive loss	–	–	–	–	–	–	–	(938)
Issuances of Common Stock from exercises of stock options	551	5	4,564	–	–	–	–	4,569
Repurchases of Common Stock	–	–	–	–	–	263	(7,157)	(7,157)
Non-cash stock-based compensation	–	–	9,912	–	–	–	–	9,912

Balance, September 30, 2009	27,347	$273	$179,050	$(728)	$(54,480)	2,797	$(66,657)	$57,458

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate” or the “Company”) designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States and Canada.  Ultimate’s UltiPro software (“UltiPro”) is a comprehensive Internet-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.  Ultimate’s solutions are available in two suites, based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of large and very large companies (700 or more employees and including companies as large as 15,000 employees and larger) and UltiPro Workplace (“Workplace”) was developed for medium-sized and smaller companies (200 to 700 employees).  UltiPro is marketed primarily through the Company’s Enterprise and Workplace direct sales teams.

2.           Basis of Presentation, Consolidation and the Use of Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 2, 2009 (the “Form 10-K”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2009 and September 30, 2008 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of the Company and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

3.           Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2008, included in the Form 10-K, have not significantly changed.

Recently Adopted Accounting Pronouncements

In September 2009, the Company adopted Accounting Standards Update No. 2009-01, “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168–the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“ASU 2009-01”).   The FASB Accounting Standards Codification is the source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) to be applied by non-governmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  As of September 30, 2009, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative.  The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of non-governmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly.  As of September 30, 2009, all of the Hierarchy’s content carries the same level of authority with only two levels of GAAP:  authoritative and non-authoritative.  ASU 2009-01 was effective for interim or annual reporting periods ending after September 15, 2009.

In June 2009, the Company adopted Accounting Standards Codification (“ASC”) 825, “Financial Instruments” (“ASC 825”), which increased the frequency of fair value disclosures to a quarterly basis from an annual basis.  ASC 825 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  ASC 825 was effective for interim reporting periods ending after June 15, 2009.  The Company’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, and capital lease obligations, approximated fair value as of September 30, 2009 and December 31, 2008.

In June 2009, the Company adopted ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855 was effective for interim or annual reporting periods ending after June 15, 2009.  The Company evaluated events that occurred subsequent to September 30, 2009, through the financial statement issue date of November 9, 2009, and determined that there were no recordable or reportable subsequent events.

In June 2009, the Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and re-emphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate.  ASC 820 did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In June 2009, the Company adopted ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”).  ASC 320 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired.  ASC 320 did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In January 2009, the Company adopted ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”) and ASC 275, “Risks and Uncertainties” (“ASC 275”).  ASC 350 and ASC 275 amended the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under ASC 350 and ASC 275.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  ASC 350 and ASC 275 did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In January 2009, the Company adopted ASC 805, “Business Combinations” (“ASC 805”) and ASC 810, “Consolidation” (“ASC 810”).  ASC 805 changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  ASC 810 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  ASC 805 and ASC 810 were effective for the Company beginning in the first quarter of 2009.  ASC 805 and ASC 810 will only affect the Company if the Company makes an acquisition after December 31, 2008.  For the nine months ended September 30, 2009, neither ASC 805 nor ASC 810 had an impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

During the third calendar quarter of 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13 (EITF 08-1), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13 (EITF 08-1)”).  ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements (EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”) (“ASC Subtopic 605-25”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”).

ASU 2009-13 (EITF 08-1) amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13 (EITF 08-1).  Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. The Company is evaluating the impact of ASU 2009-13 (EITF08-1) on its unaudited condensed consolidated financial statements.

During the third quarter of 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)-Measuring Liabilities at Fair Value (“ASU 2009-05”).  ASU 2009-05, that amends ASC Topic 820, Fair Value Measurements (FASB Statement No. 157, Fair Value Measurements), allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset.  The update addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place.  The new guidance is effective for the Company for its fiscal year ending December 31, 2009.  ASU 2009-05 is not expected to have an impact on the Company’s consolidated financial statements.

4.           Investments in Marketable Securities and Fair Value of Financial Instruments

The Company classifies its investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive loss were $0 of unrealized gains or losses on available-for-sale securities and $4 thousand of unrealized gains on available-for-sale securities at September 30, 2009 and December 31, 2008, respectively.

The amortized cost, net unrealized gain (loss) and fair value of the Company’s investments in marketable available-for-sale securities at September 30, 2009 and December 31, 2008 are shown below (in thousands):

	As of September 30, 2009			As of December 31, 2008
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain/(Loss)	Value	Cost	Gain	Value

Corporate debentures – bonds	$3,029	$(3)	$3,026	$4,306	$2	$4,308
Commercial paper	1,198	(1)	1,197	995	2	997
Agency bonds	1,009	1	1,010	––	––	––
U.S. Treasury bills	1,993	2	1,995	––	––	––
Certificates of deposit	490	–	490	500	––	500
Total investments	$7,719	$(1)	$7,718	$5,801	$4	$5,805

The amortized cost and fair value of the fixed income securities by contractual maturity at September 30, 2009 and December 31, 2008 are shown below (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$6,780	$6,781	$5,801	$5,805
Due after one year	939	937	—	—
Total	$7,719	$7,718	$5,801	$5,805

The Company classifies and discloses fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

The types of instruments valued by management based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include the Company’s corporate debentures - bonds, commercial paper, U.S. Treasury bills and asset-backed securities.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of September 30, 2009 and December 31, 2008 (in thousands):

	As of September 30, 2009				As of December 31, 2008
		Quoted				Quoted
		Prices in	Other	Un-		Prices in	Other	Un-
		Active	Observable	Observable		Active	Observable	Observable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures – bonds	$3,026	$–	$3,026	$–	$4,308	$–	$4,308	$–
Commercial paper	1,197	–	1,197	–	997	–	997	–
Agency bonds	1,010	–	1,010		–	–	–	–
U.S. Treasury bills	1,995	–	1,995		–	–	–	–
Certificates of deposit	490	490	–	–	500	500	–	–
Total	$7,718	$490	$7,228	$–	$5,805	$500	$5,305	$–

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of September 30, 2009 and in the audited consolidated balance sheet as of December 31, 2008 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of September 30, 2009 and December 31, 2008.

5.              Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to twenty years. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease, which range from three to fifteen years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

Property and equipment consist of the following (in thousands):

	As of	As of
	September 30, 2009	December 31, 2008
Property and equipment	$70,951	$65,934
Less: accumulated depreciation and amortization	50,661	42,950
	$20,290	$22,984

6.           Earnings Per Share

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	24,539	24,613	24,416	24,654
Effect of dilutive equity instruments	–	–	–	–
Dilutive weighted average shares outstanding	24,539	24,613	24,416	24,654

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income (loss) per share because their impact is anti-dilutive

	6,074	5,843	6,264	5,816

7.           Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in equity that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, recorded net of any related income tax.

Comprehensive income (loss) for the periods presented was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(469)	$(3,051)	(1,212)	$(3,512)
Other comprehensive income (loss)
Unrealized loss on investments in
marketable available-for-sale securities	(3)	(50)	(4)	(26)
Unrealized gain (loss) on foreign currency
translation adjustments	(117)	(9)	278	(19)
Comprehensive loss	$(589)	$(3,110)	$(938)	$(3,557)

8.           Foreign Currency

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound.  Assets and liabilities (including related goodwill) are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the applicable reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated other comprehensive loss.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of operations. For the three months ended September 30, 2009, the Company had an unrealized translation loss of $117 thousand.  For the nine months ended September 30, 2009, the Company had an unrealized translation gain of $278 thousand.  For the three and nine months ended September 30, 2008, the Company had unrealized translation losses of $9 thousand and $19 thousand, respectively.  Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, is $0.7 million of unrealized translation losses at September 30, 2009 and $1.0 million of unrealized translation losses at December 31, 2008.

9.           Stock-Based Compensation

The Company’s Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to non-employee directors, officers and employees of the Company to purchase shares of the Company’s Common Stock.  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, together with stock options, the “Awards”).  Prior to the adoption of the Plan, options to purchase shares of Common Stock were issued under the Company’s Nonqualified Stock Option Plan (the “Prior Plan”).  Beginning in 2009, the Company began making grants to employees of restricted stock units in lieu of stock options.

At the 2009 Annual Meeting of Stockholders, held on May 12, 2009 (the “2009 Annual Meeting”), the stockholders of the Company approved the Plan, as amended to increase the number of shares of the Company’s Common Stock authorized for issuance pursuant to Awards granted under the Plan by 500,000 shares.  The aggregate number of shares of Common Stock previously authorized for issuance under all Awards granted under the Plan and Prior Plan was 12,000,000 shares.  As of September 30, 2009, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,500,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,331,686 shares.  A complete copy of the Plan is contained in the Company’s Form 8-K that was filed with the SEC on May 18, 2009.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Non-cash stock-based compensation expense:
Cost of recurring revenues	$170	$191	$506	$689
Cost of services revenues	326	479	994	1,565
Cost of license revenues	–	2	–	9
Sales and marketing	1,776	2,043	5,311	5,656
Research and development	316	316	926	1,257
General and administrative	735	924	2,175	2,793
Total non-cash stock-based compensation expense	$3,323	$3,955	$9,912	$11,969

Included in capitalized software in the Company’s unaudited condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 was $2 thousand and $30 thousand, respectively, in stock-based compensation expense related to capitalized software during the periods then ended.  The amounts capitalized would have otherwise been charged to research and development expense.

Net cash proceeds from the exercise of stock options were $2.9 million and $4.6 million for the three and nine months ended September 30, 2009, respectively, and $0.5 million and $4.9 million for the three and nine months ended September 30, 2008, respectively. There was no income tax benefit realized from stock option exercises during any of these periods.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the nine months ended September 30, 2009.  The following table summarizes stock option activity (for previously granted stock options) for the nine months ended September 30, 2009 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2008	4,964	$16.85
Granted	–	–
Exercised	(516)	8.86
Forfeited or expired	(116)	24.57
Outstanding at September 30, 2009	4,332	$17.60	5.69	$50,021

Exercisable at September 30, 2009	3,685	$15.86	5.28	$48,559

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of the Company’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2009.  The amount of the aggregate intrinsic value changes based on the fair value of the Company’s Common Stock.  Total intrinsic value of options exercised was $5.4 million and $7.6 million for the three and nine months ended September 30, 2009, respectively, and $0.6 million and $ 12.6 million for the three and nine months ended September 30, 2008, respectively.  Total fair value of options vested during the three and nine months ended September 30, 2009 was $1.5 million and $5.2 million, respectively, and $2.1 million and $6.6 million for the three and nine months ended September 30, 2008, respectively.

As of September 30, 2009, $4.4 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.25 years.

The following table summarizes restricted stock and restricted stock unit activity for the nine months ended September 30, 2009 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
		Weighted
		Average
		Grant Date
	Shares	Fair Value	Shares
Outstanding at December 31, 2008	1,361	$23.09	45
Granted	29	19.61	198
Vested	–	–	–
Released	(35)	15.90	–
Forfeited or expired	–	–	(6)
Outstanding at September 30, 2009	1,355	$23.20	237

As of September 30, 2009, $14.6 million of total unrecognized compensation costs related to non-vested restricted stock Awards is expected to be recognized over a weighted average period of 1.9 years.  As of September 30, 2009, $2.9 million of total unrecognized compensation costs related to non-vested restricted stock unit Awards is expected to be recognized over a weighted average period of 2.1 years.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and its subsidiaries (“Ultimate” or the “Company”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009 (the “Form 10-K”).

The Company’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2008, included in the Form 10-K have not significantly changed.

Executive Summary

Ultimate designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States and Canada.

Ultimate’s UltiPro software (“UltiPro” or “Core UltiPro”) is a comprehensive Internet-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.

Ultimate’s software-as-a-service (“SaaS”) offering, branded “Intersourcing” (the “Intersourcing Offering”), provides on-line access to comprehensive human capital management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. Through the Intersourcing Offering, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at two data centers located in the Miami, Florida and Atlanta, Georgia areas.  Both data centers are owned and operated by a third party, Quality Technology Services (“QTS”). QTS is one of the largest privately-held providers of data center facilities and management services in the United States.  During the three months ended September 30, 2009, Ultimate opened a third data center in Toronto, Canada, which is owned and operated by Verizon Communications Inc.  This new data center is for the Company’s customers with employees exclusively based in Canada.

UltiPro is available as two solution suites, based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of large and very large companies (700 or more employees and including companies as large as 15,000 employees and larger) and is delivered as either a SaaS solution or an on-premise solution.  UltiPro Workplace (“Workplace”) was developed for companies in the mid-market (200 to 700 employees) and is delivered exclusively as SaaS.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled service package. Since many companies in this market do not have IT staff on their premises to help with system issues, UltiPro Workplace is designed to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”  UltiPro is marketed primarily through the Company’s Enterprise and Workplace direct sales teams.

In addition to Core UltiPro’s HR/payroll functionality, the Company’s customers have the option to purchase a number of additional features on a per-employee-per-month (or “PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features based on certain business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products; (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) tax filing; (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”). All Optional Features are individually priced solely on a subscription basis with some of the Optional Features available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, based on the needs of the respective customers, including their employee size and the complexity of their HR/payroll environment.

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Intersourcing subscription revenues and maintenance revenues are the primary components of the Company’s recurring revenues.  Ultimate’s annualized retention rate for its existing recurring revenue customer base was 97% as of September 30, 2009. The majority of services revenues are derived from implementation services and, to a lesser extent, training services.  In addition to recurring revenues and services revenues, until April 1, 2009 Ultimate marketed on-site UltiPro solutions on a perpetual license basis, through which it has recognized license revenues.  For the three and nine months ended September 30, 2009, license revenues, as a percentage of total revenues, represented 0.5% and 2.4%, respectively, as compared to 4.9% and 6.8% for the three and nine months ended September 30, 2008, respectively.

On February 5, 2009, Ultimate announced that after April 1, 2009 it no longer intended to sell its on-site UltiPro solutions on a perpetual license basis.  However, the Company continues to sell on-premise UltiPro solutions on a subscription basis (priced and billed to customers on a PEPM basis). Since April 1, 2009, the Company has had license revenues attributable to contractual arrangements with existing license customers which primarily relate to growth provisions for the underlying employee base and/or the contractual rights of existing license customers to purchase Optional Features of UltiPro. After the elimination of sales of perpetual licenses to new customers, the variable costs associated with new customer licenses, such as related sales commissions, are also eliminated. As a result of the discontinued sales of perpetual licenses to new customers, certain fixed third-party costs that were formerly allocated to costs of license revenues (in proportion to their contribution to the total sales mix) were shifted to costs of recurring revenues. When perpetual license agreements were sold, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter.  The Company has historically maintained a strong customer retention rate for its renewal maintenance agreements and does not foresee its decision to discontinue sales of perpetual license agreements to new customers to materially affect its future maintenance revenues (as they relate to existing license customers).

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

Critical Accounting Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s critical accounting estimates, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Form 10-K, have not significantly changed.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations data of the Company, as a percentage of total revenues, for the periods indicated.

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2009		2008		2009		2008
Revenues:
Recurring	70.9%		60.9%		67.7%		60.4%
Services	28.6		34.2		29.9		32.8
License	0.5		4.9		2.4		6.8
Total revenues	100.0		100.0		100.0		100.0
Cost of revenues:
Recurring	20.7		18.1		19.7		16.6
Services	24.1		29.0		24.3		26.9
License	0.0		1.1		0.4		1.1
Total cost of revenues	44.8		48.2		44.4		44.6
Operating expenses:
Sales and marketing	27.1		28.4		27.6		27.5
Research and development	20.6		22.5		20.0		21.8
General and administrative	9.0		10.7		9.2		10.4
Total operating expenses	56.7		61.7		56.8		59.7
Operating loss	(1.4)		(9.8)		(1.1)		(4.3)
Other income (expense):
Interest expense and other	(0.1)		(0.1)		(0.1)		(0.1)
Other income, net	0.1		0.4		0.1		0.5
Total other income, net	0.0		0.3		0.0		0.4
Loss before income taxes	(1.4)		(9.5)		(1.1)		(3.9)
Benefit for income taxes	0.5		2.6		0.3		1.2
Net loss	(0.9	) %	(6.9	) %	(0.8	) %	(2.7	) %

The following table sets forth the non-cash stock-based compensation expense (excluding the income tax effect) resulting from the stock-based arrangements and the amortization of acquired intangibles that are recorded in the Company’s unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation:
Cost of recurring revenues	170	191	506	689
Cost of services revenues	326	479	994	1,565
Cost of license revenues	–	2	–	9
Sales and marketing	1,776	2,043	5,311	5,656
Research and development	316	316	926	1,257
General and administrative	735	924	2,175	2,793
Total non-cash stock-based compensation expense	$3,323	$3,955	$9,912	$11,969

Amortization of acquired intangibles:
General and administrative	$55	$46	$147	$139

Revenues

The Company’s revenues are derived from recurring revenues and services revenues and, to a lesser extent, license revenues.  The Company’s significant revenue recognition policies, as discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2008, included in the Form 10-K, have not changed.

Total revenues, consisting of recurring, services and license revenues, increased 9.8% to $48.2 million for the three months ended September 30, 2009 from $43.9 million for the three months ended September 30, 2008, and 12.0% to $144.3 million for the nine months ended September 30, 2009 from $128.9 million for the nine months ended September 30, 2008.

Recurring revenues increased 27.7 % to $34.2 million for the three months ended September 30, 2009 from $26.7 million for the three months ended September 30, 2008, and 25.5% to $97.7 million for the nine months ended September 30, 2009 from $77.8 million for the nine months ended September 30, 2008. The increases for the three and nine months ended September 30, 2009 were primarily due to increases in Intersourcing revenues and, to a lesser extent, maintenance revenues (discussed below).

a)
Intersourcing revenues increased 41.8% and 41.0% for the three and nine months ended September 30, 2009, respectively, in comparison to the same periods in 2008. The increases in Intersourcing revenues were based on the revenue impact of incremental units sold that have gone Live since September 30, 2008, including Core UltiPro and, to a lesser extent, Optional Features of UltiPro.  Intersourcing revenues from the Workplace solution in 2009 also contributed to the year-over-year growth, particularly since this solution was introduced late in 2007 and was ramping up in 2008.  Recognition of recurring subscription revenues for Intersourcing sales begins when the related customer goes Live.

b)
Maintenance revenues from past license sales increased 1.7% and 2.5% for the three and nine months ended September 30, 2009, in comparison to the same periods of 2008, due to additional maintenance fees resulting from cumulative net increases in the customer base subsequent to September 30, 2008 resulting from incremental license sales since such date.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.

Services revenues decreased 8.1% to $13.8 million for the three months ended September 30, 2009 from $15.0 million for the three months ended September 30, 2008, and increased 2.0% to $43.1 million for the nine months ended September 30, 2009 from $42.3 million for the nine months ended September 30, 2008. The decrease for the three months ended September 30, 2009 was mainly due to (i) less billable hours from the reduced use of third party implementation partners (“IP’s”) and, to a lesser extent, from fewer Ultimate revenue-generating consultants for Enterprise sales, and, to a lesser extent, (ii) a decrease in the Enterprise blended net rate per hour, partially offset by (iii) higher implementation revenues recognized for Workplace sales principally resulting from incremental Workplace sales production.  The increase for the nine months ended September 30, 2009 was primarily related to (i) higher implementation revenues recognized for Workplace sales and, to a lesser extent, (ii) an increase in the blended net rate per hour for Enterprise implementations, partially offset by (iii) less billable hours from IP’s.

 License revenues decreased 88.4% to $0.3 million for the three months ended September 30, 2009 from $2.2 million for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, license revenues decreased 59.8% to $3.5 million from $8.8 million for the nine months ended September 30, 2008.  The decreases in the three and nine month periods ended September 30, 2009 were principally due to the Company’s decision not to sell perpetual licenses to new customers after April 1, 2009.

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

Total cost of revenues increased 1.9% to $21.6 million for the three months ended September 30, 2009 from $21.1 million for the three months ended September 30, 2008, and 11.5% to $64.1 million for the nine months ended September 30, 2009 from $57.4 million for the nine months ended September 30, 2008.

Cost of recurring revenues increased 25.6% to $10.0 million for the three months ended September 30, 2009 from $7.9 million for the three months ended September 30, 2008 and 32.5% to $28.4 million for the nine months ended September 30, 2009 from $21.5 million for the nine months ended September 30, 2008.  The $2.1 million and $6.9 million increases in cost of recurring revenues for the three and nine months ended September 30, 2009, respectively, were primarily due to increases in both Intersourcing costs and maintenance costs.  Intersourcing costs increased principally as a result of the growth in Intersourcing operations and increased sales, including higher depreciation and amortization of related computer equipment supporting the hosting operations, increased hosting data center costs and, to a lesser extent, increased labor costs, amortization of capitalized software and increased third-party royalty fees for UltiPro time, attendance and scheduling sales.  Maintenance costs increased primarily due to higher labor costs commensurate with the growth in the Company’s recurring revenues customer base.

Cost of services revenues decreased 9.1% to $11.6 million for the three months ended September 30, 2009 from $12.8 million for the three months ended September 30, 2008, and increased 1.2% to $35.0 million for the nine months ended September 30, 2009 from $34.6 million for the nine months ended September 30, 2008.  Cost of services revenues decreased for the three months ended September 30, 2009 primarily due to lower IP costs and lower labor and related costs (including fewer billable Enterprise consultants, partially offset by higher Workplace implementation labor costs).  Cost of services revenues increased for the nine months ended September 30, 2009 principally due to an increase in costs of implementation, mainly attributable to labor costs associated with building the Workplace implementation infrastructure, partially offset by decreased costs of IP’s.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 4.5% to $13.0 million for the three months ended September 30, 2009 from $12.5 million for the three months ended September 30, 2008, and 11.9% to $39.8 million for the nine months ended September 30, 2009 from $35.5 million for the nine months ended September 30, 2008. Sales and marketing expenses increased for the three and nine month periods ended September 30, 2009 primarily due to increased labor and related costs attributable to hiring additional personnel for the Workplace direct sales team and higher sales commissions principally related to increased recurring subscription revenues from Intersourcing for both Enterprise and Workplace. Commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the revenue recognition for Intersourcing sales.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 0.3% to $9.9 million for the three months ended September 30, 2009 from $9.9 million for the three months ended September 30, 2008, and 2.7% to $28.9 million for the nine months ended September 30, 2009 from $28.1 million for the nine months ended September 30, 2008 principally due to higher labor costs related to the ongoing development of Core UltiPro and Optional Features, partially offset by lower third-party consulting costs.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses decreased 7.4% to $4.4 million for the three months ended September 30, 2009 from $4.7 million for the three months ended September 30, 2008. General and administrative expenses decreased 1.2% to $13.2 million for the nine months ended September 30, 2009 from $13.4 million for the nine months ended September 30, 2008.  The decreases for the three and nine months ended September 30, 2009 were primarily due to lower labor-related costs and a decrease in the provision for doubtful accounts.

Income Taxes

Income taxes for each of the three and nine months ended September 30, 2009 included a benefit of $0.2 million and $0.4 million, respectively. Income taxes for the three and nine months ended September 30, 2008 included a benefit of $1.1 million and $1.5 million, respectively.  Net operating loss carryforwards available at December 31, 2008, expiring at various times from 2011 through 2028 and which are available to offset future taxable income, approximated $75.6 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.

Liquidity and Capital Resources

In recent years, the Company has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of September 30, 2009, the Company had $30.7 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $7.7 million since December 31, 2008.
This $7.7 million increase was primarily due to cash provided by operations of $16.2 million, partially offset by cash purchases of property and equipment (including principal payments on financed purchases) of $5.3 million, repurchases of Common Stock (net of proceeds from the issuance of Common Stock from employee stock option exercises) of $2.6 million and payments related to capitalized software of $0.6 million.

Net cash provided by operating activities was $16.2 million for the nine months ended September 30, 2009 as compared to $18.5 million for the nine months ended September 30, 2008. This $2.3 million decrease was primarily due to additional vendor payments made (resulting in decreases in accounts payable and accrued expenses) and a decrease from accounts receivable (net of deferred revenue).

Net cash used in investing activities was $11.1 million for the nine months ended September 30, 2009 as compared to $3.5 million for the nine months ended September 30, 2008.  The increase of $7.6 million from the comparable period in 2008 was primarily attributable to a decrease in cash provided from the maturities of marketable securities (net of purchases) of $11.8 million and an increase in funds received from and held on behalf of Ultimate’s customers using the UltiPro tax filing offering (“UltiPro Tax Filing Customer Funds”), with such funds being invested by the Company in overnight repurchase agreements backed by U.S. Treasury or U.S. Government Agency securities of $3.6 million, partially offset by a decrease in cash purchases of property and equipment of $7.0 million (including the impact of increased equipment financing) and a $0.9 million decrease in capitalized software.

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2009 as compared to net cash used in financing activities of $17.2 million for the nine months ended September 30, 2008. The $17.8 million increase in net cash provided by financing activities was primarily related to a $14.5 million decrease in repurchases of Common Stock pursuant to the Company’s stock repurchase plan, an increase of $3.6 million in UltiPro Tax Filing Customer Funds received, partially offset by a $0.3 million decrease in proceeds from the issuance of Common Stock from stock option exercises.

Days sales outstanding, calculated on a trailing three-month basis, as of September 30, 2009 and September 30, 2008, were 67 days and 68 days, respectively.

Deferred revenues were $64.4 million at September 30, 2009, as compared to $63.5 million at December 31, 2008.  The increase of $0.9 million in deferred revenues for the 2009 period was primarily due to increased deferred Intersourcing revenues and higher deferred services revenues, partially offset by decreased deferred maintenance revenues.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to Intersourcing.

The Company believes that cash and cash equivalents, investments in marketable securities, equipment financing and cash generated from operations will be sufficient to fund its operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

 The Company did not have any material commitments for capital expenditures as of September 30, 2009.

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

As of September 30, 2009, total investments in available-for-sale marketable securities were $7.7 million.

As of September 30, 2009, virtually all of the investments in the Company’s portfolio were at fixed rates (with a weighted average interest rate of 0.5% per annum).

To illustrate the potential impact of changes in interest rates, the Company has performed an analysis based on its September 30, 2009 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of the Company’s total portfolio of approximately $53 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of the Company’s total portfolio of approximately $53 thousand over the next 12 months.

Foreign Currency Risk.  The Company has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which the Company transacts business will significantly affect future net income.

ITEM 4.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended September 30, 2009 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.                      Risk Factors

The risk factors associated with the Company’s business, as disclosed in Item 1A, “Risk Factors,” in the Form 10-K, have not significantly changed.

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

 As of September 30, 2009, the Company had purchased 2,796,825 shares of the Company’s Common Stock under the Stock Repurchase Plan, with 203,175 shares available for repurchase in the future.  The detail of Common Stock repurchases for the three months ended September 30, 2009 are as follows:

			Total Cumulative Number of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
July 1 – 31, 2009………….	–	–	2,533,575	466,425
August 1 – 31, 2009………	187,600	26.57	2,721,175	278,825
September 1 – 30, 2009…..	75,650	28.73	2,796,825	203,175
Total………………………	263,250	$27.19	2,796,825	203,175

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

On October 26, 2009, the Company’s Board of Directors extended the Stock Repurchase Plan further by authorizing the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock.  As a result, an aggregate of 1,203,175 shares of Common Stock were available for repurchase under the Stock Repurchase Plan as of October 26, 2009.  Stock repurchases may be made periodically in the open market, in privately negotiated transactions or in a combination of both. The extent and timing of repurchase transactions will depend on market conditions and other business considerations.

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

The Ultimate Software Group, Inc.

Date: November 9, 2009	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)