Form 10-K
period 2009-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2010-03-05
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐                                                                                                             Accelerated filer  ☑

Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2009 was approximately $569.0 million.

As of February 18, 2010, there were 24,825,084 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE ULTIMATE SOFTWARE GROUP, INC.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (this “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the Securities and Exchange Commission.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including the risk factors set forth in Item 1A. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UltiPro® and Intersourcing® and their related designs are registered trademarks of Ultimate in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate.

PART I

Item 1.  Business

Overview

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States and Canada.

Ultimate’s UltiPro software (“UltiPro”) is a comprehensive Internet-based solution delivered primarily as an online service and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, learning management, salary planning and budgeting for compensation management, reporting and analytical decision-making tools, time and attendance, and a self-service Web portal for executives, managers, administrators, and employees.

We believe that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering them to manage the talent in their workforce more strategically.  Designed for the Internet, UltiPro enables its customers to analyze workforce trends for better decision making, find critical information quickly and perform routine business activities efficiently.

UltiPro is available as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of large and very large companies (companies with 1,000 or more employees) and is delivered either through software-as-a-service (“SaaS”) or an on-premise solution.  UltiPro Workplace (“Workplace”) was designed for companies in the mid-market (companies with under 1,000 employees) and is delivered exclusively through SaaS.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have information technology (“IT”) staff on their premises to help with system issues, UltiPro Workplace is designed to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”

Our SaaS offering of UltiPro, branded “Intersourcing” (the “Intersourcing Offering”), provides on-line access to comprehensive human capital management functionality for organizations that need to simplify the IT support requirements of their business applications. We have found that Intersourcing is attractive to companies that want to focus on their core business competencies to increase sales and profits. Through the Intersourcing Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are managed at three data centers, one located near Miami, Florida, one near Atlanta, Georgia, and another near Toronto, Canada. All data centers are owned and operated by independent third parties.

As part of our comprehensive HR, payroll and talent management solutions, we provide implementation and training services to our customers as well as support services, which have been certified by the Support Center Practices (“SCP”) Certification program for eleven consecutive annual evaluations.  UltiPro leverages the Microsoft Corporation (“Microsoft”) technology platform, which is recognized in the industry as a cost-effective, reliable and scalable platform.

UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.  Ultimate had approximately 1,900 customers as of the end of 2009.  Based on December 2009 market data from Dun & Bradstreet, we estimate our approximate market share to be 8 percent in the over 1,000 employee and larger space and 2 percent in the under 1,000 employee space.

Ultimate is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., to accommodate future operations in Canada.  In October 2006, Ultimate acquired 100% of the common stock of a United Kingdom (“UK”) company and its wholly-owned U.S. subsidiary (collectively, “RTIX”), now known as The Ultimate Software Group UK Limited.  There were no material assets or revenues in either Canada or the UK as of or for the year ended December 31, 2009.  Ultimate’s headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (954) 331-7000.

Features of UltiPro

UltiPro is a comprehensive Internet-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, learning management, salary planning and budgeting for compensation management, reporting and analytical decision-making tools, time and attendance, and a self-service Web portal for executives, managers, administrators, and employees.  UltiPro offers the following features to its customers:

Web Portal.  UltiPro includes a Web workforce portal that can serve as a company’s communications hub and the central gateway for business activities. It provides functionality for everyone in the customer’s organization, not just the HR department.  We believe that UltiPro’s Web portal can increase administrative efficiencies by providing immediate access to reporting, staff management processes and business intelligence to management over the Internet and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms, and paychecks.

Feature-Rich, Highly Configurable, Built-in Functionality.  Based upon UltiPro’s built-in and unified functionality and its ability to be configured extensively to the customer’s specific business needs, Ultimate has found that UltiPro minimizes the need for its customers to make extensive customizations or changes to source code, facilitates streamlined management of the total employment cycle, enables organizations to minimize the time invested in burdensome HR/payroll administrative activities, and provides strategic HR management reports and tools.

Flexible, Rapid System Setup and Configuration.  UltiPro has been designed to minimize the time and effort required to set up and configure the system to address individual company needs.  UltiPro delivers an extensive amount of functionality “out-of-the-box” that can be configured to meet customers’ various business models, so that few customizations are required by the typical customer. Ultimate has a proven track record for implementing UlitPro’s feature-sets rapidly and for setting up the system for delivery as software-as-a-service.  Our service teams for on-premise implementations of UltiPro and for SaaS setup are experienced professionals, the majority of whom are long tenured, who help companies to select the most appropriate options and configure UltiPro to align with customers’ business requirements.

Reduced Total Cost of Ownership.  We believe that the UltiPro solution provides cost saving opportunities for its customers and that UltiPro is competitively priced. In addition, we believe that our current practices in setting up the UltiPro solution result in a cost savings for customers when compared with implementations of other similar solutions in the industry. A customer may also reduce the administrative and information technology support costs associated with the organization’s HR, benefits and payroll functions over time. Tight integration helps to reduce administrative costs by facilitating accurate information processing and reporting, and reducing discrepancies, errors and the need for time-consuming adjustments. In addition, administrative costs can be reduced by providing an organization with greater access to information and control over reporting.

Leveraging of Leading Technologies.  Ultimate has consistently focused on identifying leading technologies and integrating them into its products. The primary characteristics of Ultimate’s technology are:

▪	Leading-edge service-oriented-architecture technology platform built using Microsoft.NET 3.0 framework.

▪
Multi-tenancy (multiple companies can reside on one server).  The multi-tenant model allows each application component to run on a separate farm, or cluster, of load-balanced servers while still providing database isolation that customers demand. Ultimate’s multi-tenant site registry functions similar to “yellow pages” to manage tenant location and isolation within the site.

▪
Connecting UltiPro via Web services (a set of platform-neutral and vendor-independent protocols that enable application interactions over the Internet using Extensible Markup Language, or XML, and other Web-based technologies).  Through Web services, Ultimate exposes appropriate surface areas of UltiPro to integrate with other applications and data services easily and securely.

Rich End-User Experience and Ease of Use and Navigation.  Ultimate designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the HR, payroll, and talent management areas. UltiPro uses familiar Internet navigation techniques, which we believe make its portal convenient and easy to use. A customer’s executives, managers, administrators and employees have Web access to manage payroll and employee functions, run reports or find answers to routine questions.

Comprehensive Customer Services and Industry-Specific Expertise.  Ultimate believes it provides the highest quality customer services, including on-demand hosting services, professional implementation services, knowledge management (or training) services and ongoing product and customer support services. Ultimate’s customer support center has received the SCP Certification for the eleventh consecutive year. The SCP program was created by the Service & Support Professionals Association (“SSPA”) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to the SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate employs a dedicated research team to track jurisdictional tax changes for more than 13,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

UltiPro—Functionality and Optional Features

UltiPro’s core functionality includes, but is not limited to, a Web portal, human resources management, benefits administration, payroll administration, manager self-service, employee self-service, UltiPro business intelligence, and other key features such as, System Administration Tools and Enterprise Integration Tools that deliver the ability to interface with third-party applications and providers.

In addition to UltiPro’s core HR/payroll functionality, our customers have the option to purchase a number of additional features on a per-employee-per-month (“PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features based on certain business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, learning management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession planning); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) tax filing; (vi) wage attachments; and (vii) other optional features (collectively, UltiPro “Optional Features”) , which are described below.

Differences between features available to UltiPro Enterprise and UltiPro Workplace are specified below.  Unless otherwise specified, features are included in both the Enterprise and Workplace offerings.

UltiPro’s Core HR/Payroll Functionality

UltiPro’s core HR/payroll functionality includes, but is not limited to, the following:

UltiPro’s Web Portal. UltiPro’s Web portal can act as the gateway to business activities for a company’s executives, management team, HR/payroll staff, administrators, and employees.  UltiPro is highly configurable and offers configuration options that enable a customer’s workforce to launch the portal from multiple Web browsers, including Microsoft Internet Explorer and Mozilla Firefox, view information and perform tasks in a language of their choice (English, Spanish, or French), set their preferences for the order and placement of home-page content, and access any available page in one click.  Ultimate believes that UltiPro’s Web portal allows its customers to improve service to their employees through better communications and to save time because managers and administrators can complete hundreds of common employee-related tasks, including administering benefits, managing staff and accessing reporting and business intelligence in real time, from one central location. UltiPro also enables companies to provide on-demand access to company and personal information for their employees over the Web.

Human Resources Management.  UltiPro tracks HR-related information including employment history, performance, job and salary information, career development, and health and wellness programs. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting, including under the Consolidated Omnibus Budget Reconciliation Act (COBRA), the Health Insurance Portability & Accountability Act (HIPAA), regulations implemented by the Occupational Safety & Health Administration (OSHA), workers’ compensation regulations, the Family Medical Leave Act (FMLA), and Equal Employment Opportunity (EEO) laws. UltiPro also enables compliance with HIPPA confidentiality requirements for protecting sensitive data such as employee social security numbers.
UltiPro also allows customers to track HR information of employees working outside the U.S. and Canada, providing a global view of their workforces and enabling consolidation of global HR/employee information into one central system for HR reporting and analytics by individual country or the entire company as a whole.

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

UltiPro Business Intelligence.  UltiPro Business Intelligence uses the IBM Cognos 8 business intelligence platform for HR, payroll, and talent management reporting and analysis. Accessed through the Web portal, UltiPro Business Intelligence gives users the ability to pull data across the UltiPro solution – from human resources, payroll, benefits administration and enrollment, compensation, talent acquisition and development, compensation, compliance, year-end data, and more – and enables them to create, modify, and distribute workforce-related reports and notifications. UltiPro includes a pre-configured data mapping library and pre-authored reports and analytics.  Everyone in a customer’s organization who has security clearance – from line managers to executives – can have immediate access to key workforce metrics on their desktops through the UltiPro Web portal, and they can personalize their own portal views to show the reports they want to see and how they want to see them. We believe that UltiPro Business Intelligence gives its customers significant strategic value for managing their workforce-related functions and saves them labor time and money by eliminating or reducing the need for internal technology people to generate hundreds of individual reports for disparate executive and management needs.

Other Key Features.  UltiPro includes system administration tools such as configuration options, role-based security, built-in conditional workflow, flexible business rules, and an easy-to-use content management tool. Built-in conditional workflow enables users to authorize HR/payroll staff, managers, or supervisors to make updates on the Web through more than 125 pre-defined, highly configurable workflow processes to expedite business activities such as hiring an employee or inputting a salary increase. System administration was designed for the non-technical user to administer UltiPro’s roles-based security, built-in conditional workflow, and system business rules, as well as to enable system administrators to post company communications, link to external Web sites from the UltiPro portal, and, through UltiPro’s Color Palette feature, select the colors of UltiPro’s Web pages to reflect the customer’s own company branding. Enterprise Integration Tools are also included to provide the ability to interface with third-party applications and providers such as general ledger, tax filing services, time clocks, banks, 401(k) and benefits providers, check printing services and unemployment management services.

UltiPro’s Optional Features

UltiPro Talent Management (“UTM”) is a suite of add-on products comprised of Recruitment, Onboarding, Performance Management, Learning Management, Salary Planning and Budgeting, and Employee Relations.

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

b)  Onboarding.  UltiPro Onboarding is a comprehensive Web-based tool that provides employers the ability to automate the process of bringing a new employee into an organization. Employees can be given a “welcome” package online as part of a step-by-step process that is built into UltiPro Onboarding and is easily configurable by the customer. It includes such activities as: obtaining required government and procedural paperwork, including electronic signatures and document storage; provisioning necessary equipment and job-specific tools such as office location, computer equipment, and uniforms; ensuring enrollment in necessary training programs; and instilling Ultimate’s core values and business objectives.

c)  Performance Management and Learning Management. UltiPro Performance Management helps companies maximize talent development and improve employee satisfaction by automating and enhancing the performance process and using competency-based employee development. UltiPro’s performance management streamlines the processes of evaluating performance and completing performance reviews, performing competency assessments, identifying top performers for succession planning, and tracking and executing coaching and development plans.  Learning Management enables businesses to tie performance objectives and weaknesses to employee development plans that drive individual learning programs. Companies can list or link to educational programs and track attendance, program status, certifications, and other results.

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

e)  Employee Relations.  UltiPro Employee Relations allows customers to track employee information that is important to a particular industry such as disciplinary actions and employee grievances.  In addition, career planning features in the Employee Relations feature-set help companies of all types with succession planning by building a pipeline of future leaders from their workforce pool to fill key positions.

Other Optional Features include, but are not limited to, the following products, which are supplemental to UlitPro’s core HR/payroll functionality:

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

Time Management (designed for the Workplace market). UltiPro Time Management, a proprietary solution, delivers the functionality and flexibility needed to manage employee time and attendance efficiently and provides Web access to real-time employee time and labor information. UltiPro Time Management provides companies the tools to proactively prevent issues that negatively impact business performance, such as employee coverage gaps, labor law violations, and excess labor spending. Fully integrated scheduling, time and attendance, and leave management capabilities reduce payroll expenditures and streamline payroll and workforce management processes.

Tax Filing. UltiPro Tax Filing protects businesses against tax filing errors through the use of professionals specializing in tax filing. With UltiPro Tax Filing, companies are able to meet all Federal, state, and local payroll tax filing obligations quickly and easily. The UltiPro solution saves payroll staff time by eliminating the administrative burdens associated with tax filing. UltiPro Tax Filing enables businesses to deposit federal, state, and local tax payments for more than 13,000 tax codes via electronic funds transfer or check and automates filing for monthly, quarterly, and annual tax returns.

Wage Attachments. For organizations required to process third-party payments on behalf of their employees for items such as child support, tax levies, and creditor garnishments, UltiPro Wage Attachments enables these companies to effectively streamline and manage the payment process. UltiPro Wage Attachments eliminates the burden associated with payments to third parties by using information entered and calculated in UltiPro, so there is no need to manage payment processing or analyze varying disbursement schedules for multiple jurisdictions. Ultimate ensures that each third-party payment is made according to the designated payment method and reaches its required destination within the assigned timeframe.

Other Optional Features.  Ultimate offers a number of additional HR and payroll-related services to extend the value of UltiPro, including business continuity services, test environment services, W-2 print services, pre-employment screening, paycheck modeling, pay cards, unemployment tax management, employment verification services, employee assistance, health and wellness, and work/life balance programs.  In addition, Ultimate offers UltiPro Federated Single Sign-On for standards-based identity management by leveraging Microsoft’s Active Directory Federated Services (“ADFS”) infrastructure.  The solution helps improve and simplify data security by enabling individuals to use a single login credential (such as a network login) to seamlessly access the UltiPro Web portal.

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

Internet-Based Technologies and Integration.  Ultimate supports cutting-edge Web technologies and Internet/extranet connectivity to increase access to and usability of its applications. In 2002, Ultimate moved to Web services architecture that allows business logic to be called and executed over standard network protocols, such as HTTP or TCP/IP. UltiPro has an open architecture that supports open integration standards, including XML, HR-XML, SOAP, WSDL, AJAX, COM, including real-time messaging through Web services.  UltiPro’s Web services architecture is scalable to adapt to the business needs of companies of any size. The solution includes enterprise integration tools that enable customers to exchange data with third-party providers via imports, exports or Web services.

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

Application Framework.  Ultimate has designed certain aspects of its system using a multi-tiered architecture in order to enhance the system’s speed, flexibility, scalability and maintainability. When an application’s logic resides only on a client workstation, a user’s ability to process high volume data transactions is limited. When the logic resides only on a server, the user’s interactive capabilities are reduced. To overcome such limitations, Ultimate built more separation into the application design. The UltiPro application consists of several core components in a layered architecture that leverages Microsoft technology. UltiPro’s multi-layered architecture, including an operating system layer, business logic layer, presentation layer and user interface layer, makes it easier to update and maintain UltiPro, as well as integrate UltiPro with other enterprise systems. Ultimate believes that UltiPro’s application framework provides a highly extensible set of services that can scale depending on the customer’s business size. In addition, UltiPro was built using a data-driven, object-oriented application framework that enhances the development and usability of the solution. Object-oriented programming features code reusability and visual form/object inheritance, which decrease the time and cost of developing and fully implementing a new system. With object-oriented programming, system updates do not overwrite prior customizations to the system because custom changes are sub-classed objects that reside “outside” the core program.

Business Intelligence Tools.  In addition to providing an extensive library of standard reports that offer flexibility and ease of use, Ultimate extends what users can do with employee data by embedding business intelligence tools from Cognos Corporation, a third-party provider (“Cognos”). In addition to offering sophisticated data query and report authoring, these tools enable users to apply on-line analytical processing to multidimensional data cubes, allowing users to explore data on employees graphically and statistically from diverse angles. Ultimate maintains a link between Cognos’ report catalog and UltiPro’s data dictionary, eliminating the necessity for users to create and maintain ad hoc reporting catalogs. In addition, for security purposes and ease of use, Ultimate has integrated security for the data elements and provided single sign-on for users.  A Cognos Web Package is delivered to UltiPro customers to allow users to access reports and conduct data queries from a Web browser.

Intersourcing Offering

Ultimate’s Intersourcing Offering is comprised of hosted arrangements that provide on-line access to comprehensive human capital management functionality for organizations that need to simplify the IT support requirements of their business applications. Through the Intersourcing Offering, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at three data centers.  Data centers located near Miami, Florida and Atlanta, Georgia, are owned and operated by Quality Technology Services (“QTS”) and the data center located near Toronto, Canada is owned and operated by Verizon.

The Intersourcing Offering is designed to provide an appealing pricing structure to customers who prefer to minimize the initial cash outlay associated with typical capital expenditures.  Intersourcing customers purchase the right to use UltiPro on an ongoing basis for a specific term in a shared or dedicated hosted environment and the arrangement can typically be renewed after its initial term has expired.  In the shared environment, Ultimate provides an infrastructure with applicable servers shared among many customers who use a Web browser to access the application software through the related data center.  In the dedicated environment, the customer does not share servers with other customers but rather has its own set.  The pricing for the Intersourcing Offering, including both the hosting element as well as the right to use UltiPro, is on a PEPM basis.

Significant Transaction

Ultimate and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as subsequently amended, granting Ceridian a non-exclusive license to use UltiPro as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). During December 2004, RSM McGladrey Employer Services (“RSM”), a former business service provider (“BSP”) of Ultimate, acquired Ceridian’s product and existing base of small and mid-size business customers throughout the United States (the “RSM Acquisition”).  The financial terms of the Original Ceridian Agreement did not change as a result of the RSM Acquisition. Subsequent to the RSM Acquisition, Ceridian continued to be financially obligated to pay, and did pay, Ultimate minimum fees pursuant to the terms of the Original Ceridian Agreement.  The Original Ceridian Agreement was terminated by Ceridian pursuant to its terms on March 9, 2008.  During its term, Ceridian paid the aggregate minimum $42.7 million which was due under the Original Ceridian Agreement on a cumulative basis since the inception of the arrangement.    The amount of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2008 was $1.5 million (through the effective date of the termination of the Original Ceridian Agreement) and $7.7 million for the year ended December 31, 2007.  No revenue was recognized under the Original Ceridian Agreement during the year ended December 31, 2009.

Research and Development Activities

Ultimate incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of its business.  Such research and development expenses are for enhancements and future betterments to our existing products and for the development of new products. During 2009, 2008 and 2007, we spent $38.6 million, $37.5 million and $29.9 million, respectively, on research and development activities.  During 2009 and 2008, $0.1 million and $0.8 million, respectively, of research and development expenses were capitalized for the Onboarding product which handles certain HR functionality for new hires of a company, and became available for general release to our customers during the spring of  2009.  In addition, in 2009, $0.1 million of research and development expenses were capitalized for certain third-party costs related to our Time Management product.  There were no research and development expenses capitalized in 2008 and 2007 in relation to our Time Management product.  During 2007, $1.7 million of research and development expenses were capitalized for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality.  UltiPro Canada was built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture).  UltiPro Canada was designed to provide HR/payroll functionality, which includes the availability of Canadian tax rules, as well as Canadian HR functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French).  Capitalization of software costs for UltiPro Canada extended from the fourth fiscal quarter of 2005, when technological feasibility (as defined by Accounting Standards Codification (“ASC”) 985, “Software” (“ASC 985”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”)) was attained until the fourth fiscal quarter of 2007, when UltiPro Canada became available for general release to our customers.

Customer Services

We believe that delivering quality customer services provides us with a significant opportunity to differentiate Ultimate in the marketplace and is critical to the quality of Ultimate’s comprehensive service solution. Ultimate provides its customers services in two broad categories: (i) professional services and (ii) customer support services and product maintenance.  Additionally, Ultimate provides hosting services as a part of the Intersourcing Offering.  These services include, but are not limited to, purchasing and supporting hardware and system software; installing new versions of UltiPro; and backing up customer data.

Professional Services.  Ultimate’s professional services include implementation, customer relationship management and knowledge management (or training) services. Ultimate believes that its implementation consulting services are differentiated from those of other vendors by speed, predictability and completeness. Ultimate believes that its successful record with rapid implementations is due to its standardized methodology, long-tenured consultants, the large amount of delivered product functionality, and comprehensive conversion and integration tools.

Ultimate has an experienced team of functional and technical consultants that are dedicated to assisting customers with rapid deployments. In addition, Ultimate provides its customers with the opportunity to participate in formal training programs conducted by its knowledge management services team, as well as online and on-demand training. Training programs are designed to increase customers’ ability to use the full functionality of the product, thereby maximizing the value of customers’ investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, configuring the system and creating custom reports. Ultimate maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; and at its headquarters in Weston, Florida. In addition to offering classes at these facilities, we conduct Web-based training and on-site training at remote locations. After customers have processed their first live payroll using UltiPro (referred to as going “Live”) and have been turned over to our customer support and maintenance program, we assign a customer relationship manager (“CRM”) to the account to assist customers on an ongoing basis with special projects, including enhancing their existing systems, managing upgrades and writing custom reports. These services, like most of our professional services, are typically billed on a time and materials basis.  The CRM team also focuses a large portion of its time on customer retention, which is an important aspect of Ultimate’s long-term business model.

Customer Support and Maintenance.  Ultimate offers comprehensive and on-going maintenance services and technical support.  These services have historically been purchased by all of our customers, and Ultimate currently has a recurring revenue retention rate of 97% . Ultimate’s customer support center has received the SCP Certification sponsored by the Service Strategies Corporation (“SSC”) for the eleventh consecutive year. This certification recognizes companies that “deliver exceptional service and support to their customers.” Ultimate’s customer support services include: software updates that reflect tax and other legislative changes; a named customer service representative (“NSR”); telephone support 24 hours a day, 7 days a week; unlimited access to Ultimate’s employee tax center on the Web; seminars on year-end closing procedures; and periodic newswire emails. In addition, our customer support services team maintains a support Web site for our customers where customers can submit inquiries and service requests as well as search a knowledge base of information for instant answers to questions, holds an annual national user conference and enables Ultimate professionals to attend smaller, user-organized user group meetings on a routine basis throughout the United States.

Customers

As of December 31, 2009, Ultimate provided its UltiPro solutions to approximately 1,900 customers. Ultimate’s customers represent a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services.  No customer accounted for more than 10% of total revenues in any of the years 2009, 2008 or 2007.

Sales and Marketing

Ultimate markets and sells its products and services primarily through its direct sales force.

Ultimate’s direct sales force includes business development vice presidents, directors and managers who have defined territories, typically geographic. The sales cycle begins with a sales lead generated through a national, corporate marketing campaign or a territory-based activity. In one or more on-site visits, phone-based sales calls, or Web demonstrations, sales managers work with application and technical sales consultants to analyze prospective client needs, demonstrate Ultimate’s UltiPro solutions and, when required, respond to requests for proposals (“RFPs”). The sale is finalized after customers complete their internal sign-off procedures and the terms of the contract are negotiated and signed.

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

With a perpetual license sale, the terms of our sales contract typically include a license agreement for the product, an annual maintenance agreement (which is subject to annual renewal typically after a 12-month period), per-day training rates and hourly charges for implementation services. Typical payment terms include a deposit at the time the contract is signed and additional payments on specific payment dates designated in the contract. Payment for implementation and training services under the contract is typically made as such services are provided. We stopped selling perpetual licenses to new customers on April 1, 2009.

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

Intellectual Property Rights

Ultimate’s success is dependent, in part, on its ability to protect its proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We do not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use, which could materially adversely affect our business, operating results and financial condition.

Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of Ultimate’s products or to obtain and use information that we regard as proprietary. Moreover, there can be no assurance that others will not develop products that perform comparably to our proprietary products. Policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce Ultimate’s intellectual property rights, to protect our trademarks, copyrights or trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

As is common in the software industry, from time to time we may become aware of third-party claims of infringement by Ultimate’s products of third-party proprietary rights. While we are not currently subject to any such claim, our software products may increasingly be subject to such claims as the number of products and competitors in our industry segments grows and the functionality of products overlaps and as the issuance of software patents becomes increasingly common. Any such claim, with or without merit, could result in significant litigation costs and require us to enter into royalty and licensing agreements, which could have a material adverse effect on our business, operating results and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

Competition

The market for our products is highly competitive. Our products compete primarily on the basis of technology, delivered functionality, price/performance and service.

Ultimate’s competitors in the Enterprise market include (i) large service bureaus, primarily Automatic Data Processing Inc. (“ADP”) and, to a lesser extent, Ceridian; and (ii) companies, such as PeopleSoft/Oracle, Lawson, Kronos, and Workday that offer human resource management and payroll software products for use on mainframes, client/server environments and/or Web servers.  In the Workplace market, Ultimate’s competitors include payroll service providers, such as ADP and Paychex, that service companies on the smaller end of the mid-market.  Many of Ultimate’s competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers.

Product Liability

Software products such as those offered by Ultimate frequently contain undetected errors or failures when first introduced or as new versions are released. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may deploy these products. Despite extensive testing, from time to time we have discovered defects or errors in products. There can be no assurance that such defects, errors or difficulties will not cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with our products or result in claims by customers against us. In addition, there can be no assurance that, despite testing by us and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

Backlog

Backlog consists of Intersourcing and sales of hosting services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”) under signed contracts for which the services have not yet been delivered.  At December 31, 2009, Ultimate had backlog of $98.4 million compared to $99.1 million as of December 31, 2008.  Ultimate expects to fill approximately $85.7 million of the backlog during 2010.  Ultimate does not believe that backlog is a meaningful indicator of sales that can be expected for any future period.  There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

As of December 31, 2009, Ultimate employed 989 persons, including 132 in sales and marketing, 162 in research and development, 76 in product strategy, 316 in solution deployment and training, 262 in shared services including Intersourcing and customer support, and 41 in the HR, finance, and legal groups.  Ultimate believes that its relationships with employees are good, and that belief is validated by The Great Place to Work® Institute, Inc.’s selection of Ultimate as the #1 Best Place to Work in America among medium-sized companies for both 2009 and 2008, as well as one of the 25 best medium-sized companies to work for in America in 2007, 2006, and 2005.  However, competition for qualified personnel in Ultimate’s industry is generally intense and the management of Ultimate believes that its future success will depend, in part, on its continued ability to attract, hire and retain qualified personnel.

Available Information

Ultimate’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports and any registration statements, including but not limited to registration statements on Form S-3, are available free of charge on Ultimate’s Internet website at www.ultimatesoftware.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). Information contained on Ultimate’s website is not part of this report.  You may record and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains the reports, proxy and information statements and other information regarding us that we file with the SEC.  You can access the SEC’s website at www.sec.gov.

Item 1A.                      Risk Factors

Ultimate operates in a rapidly changing and dynamic business environment that involves risk and uncertainty.  The following discussion is a description of risks and uncertainties associated with our business that could cause, or contribute to causing, actual results to differ materially from expectations.  These are not all of the risks we face.  We may be adversely affected by risks not currently known or that we currently consider immaterial.

We may be adversely affected by substantial quarterly fluctuations in our revenues and operating results.

Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Our quarterly operating results may fluctuate as a result of a number of factors, including:

•	Increased expenses from one quarter to another (especially as they relate to product development and sales and marketing);
•            Spending patterns of our customers;
•            Timing of our product releases;
•            Increased competition;
•            A drop in the near-term demand for our products, particularly in relation to implementation consulting and training services; and
•            Announcements of new products by Ultimate or by our competitors.

We establish our expenditure levels based upon our expectations as to future revenues, which are comprised primarily of recurring revenues and services revenues.   If revenue levels are below expectations, particularly services revenues which are more subject to variations between periods than recurring revenues, expenses can be disproportionately high in a particular period. For example, while sales production could be at our level of expectations, depending on the spending patterns of our customers including the timing in which they begin the implementation of UltiPro and the extent to which they use Ultimate’s resources, the immediate reported total revenues could be lower than expected.

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

Sales production, as it pertains to sales of Intersourcing units, is not reflected in recurring revenues and related variable costs in our consolidated statements of operations until the related customer goes Live. In our internal business model, we make certain assumptions, among other things, with respect to future sales production, revenue growth, variable costs, personnel costs and other operating expenses.

Our expectations for recurring revenue growth are typically established based on combinations of actual Intersourcing sales production (for those units that have been previously sold but have not yet gone Live) and expected future Intersourcing sales production, together with expectations as to the Time to Live. Estimates for Time to Live are usually based on (i) specific estimates (for certain Backlog sales) provided by our field personnel, which estimates include factors and assumptions that are not within the control of our field personnel; and (ii) estimates for Time to Live for other Intersourcing sales (including Backlog sales without specific estimates at that point in time), as well as expected sales which are typically based on assumptions derived from our historical Time to Live periods, which are adjusted periodically, and prospectively, based on management’s assessment of Time to Live for Backlog sales at that point in time. Factors that could impact the Time to Live include, but are not limited to, customer size (as larger customers may have longer implementations, tend to go Live on more UltiPro features and have more interface and integration requirements), or the number of complementary products sold in addition to UltiPro to a single customer, which in some cases involve customers’ desires to go Live on all products at once, as compared to UltiPro first, followed by complementary products.

To the extent there are changes in the underlying assumptions which drive Ultimate’s expected revenue growth from Intersourcing sales, which include, but are not limited to, actual sales production achieved and changes in Time to Live, our recurring revenues, as reported in our consolidated statements of operations, could differ materially from levels we expected to achieve.

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

We have incurred operating losses in the past and we may incur operating losses in the future. As of December 31, 2009, our accumulated deficit was approximately $54.4 million.  If our future total revenues do not grow at a higher rate than that of our total expenses, our future operating results could be negatively impacted.  Recent revenue growth should not be considered as indicative of our future performance, particularly with respect to the recent economic environment and the potential impact on our revenue streams, as our subscription revenues from our Intersourcing Offering are largely impacted by the employee growth or contraction of our existing customer base and customer spending patterns have a significant impact on our services revenues with respect to both the timing and extent of our services they purchase, combined with our business decision to eliminate sales of perpetual license agreements for the UltiPro on-site solutions for new customers (and thereby eliminate prospective license revenues derived from any such agreements).

Adverse changes in general economic or political conditions could adversely affect our operating results.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions.  The state of the economy and the rate of employment, which deteriorated in the recent broad recession, may deteriorate more in the future.  If weakness in the economies of the U.S. and other countries persists, many customers may delay or reduce technology purchases.  This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, customers purchasing fewer services or Optional Features than they have in the past, customers requesting longer payment terms, customers failing to pay amounts due and slower collections of accounts receivable.  In addition, increased unemployment could result in significant decreases to our recurring revenues from our existing customer base as we price our ongoing recurring revenues on a PEPM basis. Any of these events would likely harm our business, results of operations, financial condition and cash flow from operations.

Our failure to maintain and increase acceptance of UltiPro, which accounts for substantially all of our revenues, could cause a significant decline in our revenues.

Currently, the UltiPro solutions, including the UltiPro core product and Optional Features and related services, account for substantially all of our revenues. Our future success depends on maintaining and increasing acceptance of UltiPro, particularly the Intersourcing Offering and related services. Any decrease in the demand for UltiPro would have a material adverse effect on our business, operating results and financial condition.

A systems failure or other service interruption at either of the data centers owned and managed by QTS or at the data center owned and managed by Verizon and used for our hosting services could result in substantial expense to us, loss of customers and claims by our customers for damages caused by any losses they incur.

We offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers in the United States at two data centers owned and operated by QTS—one near Atlanta, Georgia and another one near Miami, Florida.  We also offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers with employees exclusively in Canada at a data center owned and operated by Verizon near Toronto, Canada.

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

We perform a daily backup of our customer data which is stored offsite of the data centers. However, the occurrence of one of the above listed events or other unanticipated problems at any of the data centers could:

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

Our future success will depend significantly upon our ability to increase our share of our target market, to maintain and increase our recurring revenues from new and existing customers and to sell additional products, product enhancements, maintenance and support services and training and consulting services to existing and new customers. The HRMS/payroll (“HRMS/payroll”) market is intensely competitive. Our competitors include:

▪	Large service bureaus, primarily ADP and, to a lesser extent, Ceridian;

▪
A number of companies, such as PeopleSoft/Oracle, Lawson, Kronos, and Workday that offer HRMS/payroll software products for use on mainframes, client/server environments and/or Web servers; and, in the UltiPro Workplace market, (iii) payroll service providers such as ADP and Paychex that service companies on the smaller end of the mid-market; and

▪	The internal HRMS/payroll departments of potential customers which use custom-written software.

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

Our products utilize certain software of third-party software developers from whom we have either purchased a license or the underlying source code of such software. Although we believe that there are alternatives for these products, any significant interruption in the availability of such third-party software could have a material adverse impact on our sales unless and until we can replace the functionality provided by these products. Additionally, we are, to a certain extent, dependent upon such third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. We may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated.

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

International operations are subject to risks associated with operating outside of the United States.  Our international operations are new.  During the fourth fiscal quarter of 2006, we began operating in the UK (through the acquisition of a foreign subsidiary) and Canada (through the formation of a wholly-owned Canadian subsidiary).  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, our international operations may grow and increase their significance to our business.  Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad.  If sales to any of our customers outside of the United States are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

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

Privacy concerns could result in regulatory changes that may harm our business.

Personal privacy has become a significant issue in the United States and in many other countries where our customers operate.  The United States and many other countries have imposed restrictions and requirements on the use of personal information by those collecting such information.  Changes to law or regulations affecting privacy, if applicable to our business or product, could impose additional costs and potential liability on us and could limit our use and disclosure of such information.  If we were required to change our business activities or revise or eliminate services, our business could be harmed.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.              Properties

As of December 31, 2009, Ultimate’s corporate headquarters, and its principal administrative, development, customer support, finance, marketing and information technology operations were located in Weston, Florida.  Ultimate’s principal facilities are described below:

	Size	Lease
Location	(sq. ft.)	Termination	General Use
Weston, FL – HQ	39,872	1/31/2017	Research and Development
Weston, FL – HQ	21,392	1/31/2018	Executive Management and Customer Support
Atlanta, GA (1)	24,609	7/31/2013	Professional Services and Customer Support
Atlanta, GA (2)	5,263	9/30/2011	Professional Services and Customer Support
Weston, FL – HQ (3)	5,000	Owned	Information Technology and Hosting Services
Weston, FL – HQ (4)	30,000	5/31/2015	Sales Administration, Marketing, Professional Services and Finance
Schaumburg, Illinois (5)	7,861	6/30/2014	Administration and Training
Toronto, Ontario (6)	2,251	9/30/2009	Professional Services and Customer Support
Toronto, Ontario (7)	2,115	12/31/2015	Professional Services and Customer Support
Harrogate, North Yorkshire, England (8)	5,063	2/20/2010	UK Operations, primarily Research and Development, and Customer Support
_____________________

(1)
During the second fiscal quarter of 2006, Ultimate entered into a 79-month lease agreement with Galleria 600 LLC, in Atlanta, Georgia.  Ultimate moved a portion of its service and support operations into this building in August 2006.  In August 2006, Ultimate amended the lease to expand the premises by 10,300 square feet, extend the lease term to 2013 and increase the monthly rental amount.

(2)
During the third fiscal quarter of 2009, Ultimate entered into a 24-month lease agreement with 300 Galleria Parkway Associates, L.P., a Texas limited partnership, in Atlanta, Georgia in a building within a short distance of the other Atlanta, Georgia location.

(3)
In December 2004, Ultimate purchased, with available cash, all the available square footage of a building adjacent to its main headquarters buildings that serves as an extension of Ultimate’s corporate headquarters.

(4)
In January 2008, Ultimate entered into an 84-month lease agreement for a fourth headquarters building located in Weston, Florida within a short distance of the other three headquarters locations.  Ultimate moved a portion of its operations into this building in June 2008. After this move, we modified the general use of the remaining three headquarters locations.

(5)	During the fourth quarter of 2008, Ultimate entered into a 65-month lease agreement for office space in Schaumburg, Illinois to accommodate general office space and training facilities.
(6)
During the third fiscal quarter of 2006, Ultimate entered into a three-year lease agreement for office space in Toronto, Ontario, to accommodate future growth into Canada.  This lease terminated September 30, 2009.

(7)
After the termination of the lease in Toronto, Ontario (discussed in (6) above), during the third fiscal quarter of 2009, Ultimate entered into a 64-month lease agreement for new office space in Toronto, Ontario with RT Twenty-Sixth Pension Properties Limited to accommodate continued growth in Canada.

(8)
As part of the RTIX Acquisition in the fourth fiscal quarter of 2006, Ultimate assumed a five-year lease for office space used for the UK operations.  Upon expiration, we did not replace the lease arrangement as our employees in the UK will work on a virtual basis.

Currently, we also lease office space for our sales operations in Albany, New York; Atlanta, Georgia; Dallas, Texas; Detroit, Michigan; Millburn, New Jersey; Nashville, Tennessee; Lee’s Summit, Missouri; Troy, Michigan; Ann Arbor, Michigan; Overland Park, Kansas; Jacksonville, Florida; Omaha, Nebraska; and Prairie Village, Kansas. Sales operations in other locations are not supported by leased office space.  We believe that our existing facilities are suitable and adequate for our current operations for the next 12 months. We further believe that suitable space will be available as needed to accommodate any expansion of our operations on commercially reasonable terms.

Item 3.              Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our operating results or financial condition.

Item 4.              Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.              Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The following table sets forth, for the periods indicated, the high and low sales prices of Ultimate’s Common Stock, as quoted on the NASDAQ Global Select Market (“NASDAQ”).

	2009		2008
	High	Low	High	Low
First Quarter	$18.96	$12.40	$32.40	$25.20
Second Quarter	26.92	16.49	41.68	29.73
Third Quarter	29.50	20.17	37.25	23.12
Fourth Quarter	31.66	24.73	26.82	10.70

As of February 16, 2010, we had approximately 121 holders of record, representing approximately 2,176 stockholder accounts.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. The payment of dividends in the future, if any, will be at the discretion of our Board of Directors.

Equity Compensation Plan Information.

The following table summarizes information related to Ultimate’s equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column ( a )

Equity compensation plans approved
by security holders	4,412,444	$17.79	1,164,962
Equity compensation plans not approved
by security holders	–	–	–
Total	4,412,444	$17.79	1,164,962

Performance Graph.  The following graph compares the cumulative total stockholder returns on Ultimate’s Common Stock for the five year period covering December 31, 2004-December 31, 2009, on an annual basis, with the cumulative total return of The Nasdaq Composite Index and the RDG Software Composite Index for the same period.

Purchases of Equity Securities by the Issuer. On October 30, 2000, Ultimate announced that our Board of Directors authorized the repurchase of up to 1,000,000 shares of our outstanding Common Stock (the “Stock Repurchase Plan”).

On February 6, 2007, Ultimate’s Board of Directors extended the Stock Repurchase Plan by authorizing the repurchase of up to 1,000,000 additional shares of our issued and outstanding Common Stock.

On February 5, 2008, Ultimate’s Board of Directors extended the Stock Repurchase Plan further by authorizing the repurchase of up to 1,000,000 additional shares of our Common Stock.

On October 26, 2009, Ultimate’s Board of Directors extended the Stock Repurchase Plan further by authorizing the repurchase of up to 1,000,000 additional shares of our Common Stock.

 As of December 31, 2009, Ultimate had purchased 2,985,425 shares of our Common Stock under the Stock Repurchase Plan, with 1,014,575 shares available for repurchase in the future.  The details of Common Stock repurchases for the three months ended December 31, 2009 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2009	33,000	25.95	2,829,825	1,170,175	(2)
November 1 – 30, 2009	155,600	26.77	2,985,425	1,014,575
December 1 – 31, 2009	–	–	2,985,425	1,014,575
Total	188,600	$26.68	2,985,425	1,014,575

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.
(2) On October 26, 2009, Ultimate announced that its Board of Directors authorized the repurchase of up to 1,000,000 additional shares of our Common Stock pursuant to the Stock Repurchase Plan.

Item 6.                      Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statements of operations data presented below for each of the years in the three-year period ended December 31, 2009 and the balance sheet data as of December 31, 2009 and 2008 have been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Recurring	$133,411	$106,681	$87,017	$63,935	$50,259
Services	59,043	60,627	49,857	38,617	27,894
License	4,125	11,264	14,590	12,259	10,450
Total revenues	196,579	178,572	151,464	114,811	88,603
Cost of revenues:
Recurring	38,910	29,754	22,798	17,875	13,740
Services	48,346	50,106	40,327	30,256	21,410
License	750	1,795	1,659	1,389	709
Total cost of revenues	88,006	81,655	64,784	49,520	35,859
Gross profit	108,573	96,917	86,680	65,291	52,744
Operating expenses:
Sales and marketing	52,810	47,193	36,479	29,382	21,783
Research and development	38,475	36,738	28,162	22,471	19,999
General and administrative	17,874	17,623	14,434	10,648	8,131
Total operating expenses	109,159	101,554	79,075	62,501	49,913
Operating (loss) income	(586)	(4,637)	7,605	2,790	2,831
Other income (expense):
Interest and other expense	(133)	(279)	(214)	(195)	(225)
Other income, net	162	860	6,002	1,538	819
Total other income, net	29	581	5,788	1,343	594
Income (loss) before income taxes	(557)	(4,056)	13,393	4,133	3,425
(Expense) benefit for income taxes	(585)	1,159	19,736	–	–
Net (loss) income	$(1,142)	$(2,897)	$33,129	$4,133	$3,425
Net (loss) income per share – Basic (1)	$(0.05)	$(0.12)	$1.34	$0.17	$0.15
Net (loss) income per share – Diluted (1)	$(0.05)	$(0.12)	$1.24	$0.15	$0.13
Weighted average number of shares outstanding:
Basic (1)	24,463	24,588	24,701	23,853	23,040
Diluted (1)	24,463	24,588	26,722	26,978	26,288

Balance Sheet Data:	As of December 31,
	2009	2008	2007	2006	2005
Cash and cash equivalents	$23,684	$17,200	$17,462	$16,734	$17,731
Investments in marketable securities	9,523	5,805	18,418	16,286	15,035
Total assets	171,130	147,257	135,156	93,530	69,581
Deferred revenue	68,559	63,494	51,708	42,969	33,031
Long-term borrowings, including capital lease obligations	1,710	1,519	2,311	1,610	1,828
Stockholders’ equity	$57,770	$51,072	$60,978	$31,022	$23,546

(1)	See Note 8 of the Notes to Consolidated Financial Statements for information regarding the computation of net (loss) income per share.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition.  This discussion should be read in conjunction with our Consolidated Financial Statements and Notes that are included in this Form 10-K.  Also, the discussion of Critical Accounting Policies and Estimates in this section is an integral part of the analysis of our results of operations and financial condition.

Executive Summary

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” the “Company,” “we,” “our,” or “us”) designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States and Canada.

Ultimate’s UltiPro software (“UltiPro”) is a comprehensive Internet-based solution delivered primarily as an online service and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting for compensation management, reporting and analytical decision-making tools, time and attendance, and a self-service Web portal for executives, managers, administrators, and employees.

Our software-as-a-service (“SaaS”) offering of UltiPro, branded “Intersourcing” (the “Intersourcing Offering”), provides on-line access to comprehensive human capital management functionality for organizations that need to simplify the information technology (“IT”) support requirements of their business applications. We have found that Intersourcing is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Intersourcing Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are managed at three data centers, one located in the Miami, Florida area, one in the Atlanta, Georgia area, and another in Toronto, Canada. All data centers are owned and operated by independent third parties.

UltiPro is available as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of large and very large companies (companies with 1,000 or more employees) and is delivered either through SaaS or an on-premise solution.  UltiPro Workplace (“Workplace”) was designed for companies in the mid-market (companies with under 1,000 employees) and is delivered exclusively through SaaS.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have IT staff on their premises to help with system issues, UltiPro Workplace is designed to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”  UltiPro is marketed primarily through Ultimate’s Enterprise and Workplace direct sales teams.

In addition to UltiPro’s core HR/payroll functionality, Ultimate’s customers have the option to purchase a number of additional features on a per-employee-per-month (or “PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features based on certain business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, and salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession planning); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management, (v) tax filing; (vi) wage attachments; and (vii) other optional features (collectively, UltiPro “Optional Features”). All Optional Features are individually priced solely on a subscription basis with some of the Optional Features available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, based on the needs of the respective customers, including their employee size and the complexity of their HR/payroll environment.

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Intersourcing revenues and maintenance revenues are the primary components of recurring revenues in Ultimate’s audited consolidated statements of operations.  The majority of services revenues are derived from implementation services and, to a lesser extent, training services. In addition to recurring revenues and services revenues, Ultimate has marketed UltiPro on a perpetual license basis since its inception, through which it has recognized license revenues.  For 2007, 2008 and 2009, license revenues, as a percentage of total revenues, represented 9.6%, 6.3% and 2.1%, respectively.

Effective April 1, 2009, Ultimate discontinued selling its on-site UltiPro solutions to new customers on a perpetual license basis, although we continue to sell on-site UltiPro solutions on a subscription basis (priced and billed to customers on a PEPM basis). We do sell licenses to existing license customers but only in relation to the customer’s employee growth or for products complementary to UltiPro for which they already have a perpetual license.  After the elimination of new sales of perpetual licenses, the variable costs associated with licenses, such as sales commissions, have also been eliminated. However, there remain certain fixed third-party costs that were formerly allocated to costs of license revenues (in proportion to their contribution to the total sales mix) which have been shifted to costs of recurring revenues. As perpetual license agreements were sold, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter.  We have historically maintained a steady customer retention rate for our renewal maintenance agreements and do not believe our decision to discontinue new sales of perpetual license agreements will materially affect our future maintenance revenues (as they relate to existing license customers).

As Intersourcing units are sold, the recurring revenue backlog associated with Intersourcing grows, enhancing the predictability of future revenue streams.  Intersourcing sales include a one-time upfront (or setup) fee, priced on a per-employee basis, and ongoing monthly fees, priced on a PEPM basis.  Revenue recognition for Intersourcing is triggered when the related customer processes its first payroll (or goes “Live”).  When an Intersourcing customer goes Live, the related upfront fees are recognized as recurring subscription revenues ratably over the term of the related contract (typically 24 months) and we begin recognizing the associated ongoing monthly PEPM fees.

Significant Transaction

Ultimate and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as subsequently amended, granting Ceridian a non-exclusive license to use UltiPro as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). During December 2004, RSM McGladrey Employer Services (“RSM”), a former business service provider (“BSP”) of Ultimate, acquired Ceridian’s product and existing base of small and mid-size business customers throughout the United States (the “RSM Acquisition”).  The financial terms of the Original Ceridian Agreement did not change as a result of the RSM Acquisition. Subsequent to the RSM Acquisition, Ceridian continued to be financially obligated to pay, and did pay, Ultimate minimum fees pursuant to the terms of the Original Ceridian Agreement.  The Original Ceridian Agreement was terminated by Ceridian pursuant to its terms on March 9, 2008.  During its term, Ceridian paid the aggregate minimum $42.7 million which was due under the Original Ceridian Agreement on a cumulative basis since the inception of the arrangement.    The amount of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2008 was $1.5 million (through the effective date of the termination of the Original Ceridian Agreement) and $7.7 million for the year ended December 31, 2007.  No revenue was recognized under the Original Ceridian Agreement during the year ended December 31, 2009.

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

Revenue Recognition

Our revenues are generated from the delivery of subscription services (including the right to use UltiPro and software maintenance services), professional services and, to a much lesser degree, the sale of software licenses.

We recognize revenues when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fees are fixed and determinable; and

•	collection is considered probable.

If collection is not considered probable, we recognize revenues when the fees are collected. If the fees are not fixed and determinable, we recognize revenues when the fees become due from the customer. If non-standard acceptance periods or non-standard performance criteria are required, we recognize revenue when the acceptance period expires or upon the satisfaction of the acceptance/performance criteria, as applicable.

Under subscriptions, our customers do not have the right to take possession of our software and, in accordance with Accounting Standards Codification (“ASC”) 985, “Software” (“ASC 985”), (formerly Emerging Issues Task Force (“EITF”) Issue 00-3, “Application of AICPA Statement of Position (“SOP”) 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” (“EITF 00-3”), these arrangements are considered service contracts which are outside the scope of ASC 985 (formerly SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”). Therefore, we account for subscription services under ASC 605, “Revenue Recognition” (“ASC 605”) (formerly Staff Accounting Bulletin 104, “Revenue Recognition” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”)). Subscription revenues are recognized ratably over the length of the agreement, commencing upon the delivery of the product and services, which is when the customer processes its first live payroll using UltiPro (also referred to as going “Live”). Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by ASC 605 (formerly ETIF 00-21). The elements that typically exist in Intersourcing arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of UltiPro).  The pricing for hosting services, the right to use UltiPro and maintenance of UltiPro is bundled.  Since these three bundled elements are components of recurring revenues in the consolidated statements of operations, allocation of fair values to each of the three elements is not necessary and they are not reported separately.  Fair value for the bundled elements, as a whole, is based upon evidence provided by our pricing for Intersourcing arrangements sold separately.  These bundled elements are provided on an ongoing basis and represent undelivered elements under ASC 605 (formerly ETIF 00-21); they are recognized on a monthly basis as the services are performed, once the customer goes Live. If evidence of the fair value of one or more undelivered elements does not exist, the revenue for the total arrangement is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Recurring revenues consist of subscription revenues recognized from Ultimate’s Intersourcing SaaS offerings of UltiPro, as well as maintenance revenues.

a)
Subscription revenues are principally derived from upfront or setup fees and PEPM fees earned from the Intersourcing Offering and from sales of hosting services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”). To the extent there are upfront or setup fees associated with the Intersourcing Offering and Base Hosting, subscription revenues are recognized ratably over the minimum term of the related contract commencing upon the related Live date.  Ongoing PEPM fees from the Intersourcing Offering and Base Hosting are recognized as subscription revenues as the services are delivered when the customer goes Live.

b)
Maintenance revenues are derived from maintaining, supporting, and providing periodic updates of our software. Maintenance and support fees are generally priced as a percentage of the initial perpetual license fee for the underlying products.  Maintenance revenues are recognized ratably over the service period, generally one year.  Annual maintenance renewal fees which occur subsequent to the initial contract period are also recognized ratably over the related service period.

Services revenues include revenues from fees charged for the implementation of Ultimate’s product solutions and training of customers in the use of our products, fees for other services, including the provision of payroll-related forms and the printing of Forms W-2 for certain customers, as well as certain reimbursable out-of-pocket expenses.  Revenues from implementation services comprise the majority of total services revenues.  Revenues from implementation consulting services and training services are recognized as these services are performed based on their relative fair values.  Under ASC 605 (formerly EITF 00-21), fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis.  Other services are recognized as the product is shipped or as the services are rendered, depending on the specific terms of the related arrangement.

Fees related to services sold on a fixed-fee basis are recognized using the percentage of completion accounting method, which involves the use of estimates.  Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete the implementation job.  If a sufficient basis to measure the progress towards completion does not exist, revenue is recognized when the project is completed or when Ultimate receives final acceptance from the customer.

From our inception through March 31, 2009, we sold perpetual licenses of UltiPro which resulted in license revenues recognized pursuant to ASC 985-605 (formerly SOP 97-2) for that period of time.  While we still sell on-site licenses of UltiPro, sales to new customers are only on a subscription basis (priced and billed to our customers on a PEPM basis).  Effective April 1, 2009, we no longer sell our on-site UltiPro solutions to new customers on a perpetual license basis. We do sell licenses to existing license customers but only in relation to the customer’s employee growth or for products complementary to UltiPro for which they already have a perpetual license. Any such licenses are recognized as license revenues in our financial statements upon the delivery of the related software product when all significant contractual obligations have been satisfied, in accordance with ASC 985-605 (formerly SOP 97-2).

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Ultimate assesses the likelihood that it will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of income, expiration of net operating loss carryforwards, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2009 included, among other factors, three years of cumulative historical operating profits and a projection of future financial and taxable income.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2009, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required.

As of December 31, 2009, we believe it is more likely than not that the amount of the deferred tax assets recorded on the consolidated balance sheet will ultimately be recovered.  However, should there be a change in our ability to recover the deferred tax assets, the tax provision would increase in the period in which it is determined that recovery is not probable.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation,” (“ASC 718”) (formerly SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”)), using the modified-prospective transition method. Under this transition method, compensation was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Share-Based Payment”, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  In accordance with ASC 718, we capitalize the portion of stock-based compensation attributed to internally developed software.  Under the provisions of ASC 718, we recognize the fair value of stock-based compensation in the financial statements on a straight-line basis over the requisite service period of the individual grants.  See Note 3 “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” and Note 16 “Stock Based Compensation and Equity” in the Notes to Consolidated Financial Statements for further disclosure.  Estimates are used in determining the fair value of such awards.  Changes in these estimates could result in changes to our compensation charges.

Results of Operations

The following table sets forth the consolidated statements of operations data of Ultimate, as a percentage of total revenues, for the periods indicated.

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Recurring	67.9%	59.7%	57.5%
Services	30.0	34.0	32.9
License	2.1	6.3	9.6
Total revenues	100.0	100.0	100.0
Cost of revenues:
Recurring	19.8	16.7	15.1
Services	24.5	28.0	26.6
License	0.4	1.0	1.1
Total cost of revenues	44.7	45.7	42.8
Gross profit	55.3	54.3	57.2
Operating expenses:
Sales and marketing	26.9	26.4	24.1
Research and development	19.6	20.6	18.6
General and administrative	9.1	9.9	9.5
Total operating expenses	55.6	56.9	52.2
Operating (loss) income	(0.3)	(2.6)	5.0
Other income (expense):
Interest and other expense	(0.1)	(0.1)	(0.1)
Other income, net	0.1	0.5	4.0
Total other income, net	–	0.4	3.9
(Loss) income before income taxes	(0.3)	(2.2)	8.9
(Expense) benefit for income taxes	(0.3)	0.6	13.0
Net (loss) income	(0.6)%	(1.6)%	21.9%

Comparison of Fiscal Years Ended December 31, 2009 and 2008

Revenues

Our revenues are derived from recurring revenues, services revenues and, to a lesser extent, license revenues.  See “Revenue Recognition” (above) for further discussion of Ultimate’s revenue sources and its method of accounting for each of them.

Total revenues, consisting of recurring, services and license revenues, increased 10.1% to $196.6 million for 2009 from $178.6 million for 2008.

Recurring revenues increased 25.1% to $133.4 million for 2009 from $106.7 million for 2008.  The increases in recurring revenues for 2009 were primarily due to increases in Intersourcing revenues and, to a lesser extent, maintenance revenues, partially offset by a decrease in subscription revenues from the Original Ceridian Agreement, as described below:

a)
Intersourcing revenues increased 39.6% for 2009, primarily due to the continued growth of the Intersourcing Offering, which comprised the majority of unit sales. The increase in Intersourcing revenues is based on the revenue impact of incremental units that have gone Live since December 31, 2008, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Intersourcing revenues from the UltiPro Workplace solution in 2009 also contributed to the year-over-year growth, particularly since this solution was introduced late in 2007 and was ramping up in 2008.  Recognition of recurring revenues for Intersourcing sales commences upon the Live date. Our 2009 twelve month recurring revenue retention rate of 97% for existing Intersourcing customers also contributed to the growth in Intersourcing revenues when combined with incremental revenues resulting from additional customers going Live in 2009 as compared to 2008.

b)
Maintenance revenues from license sales increased 1.1% primarily due to annual price increases to existing customers combined with our current twelve month recurring revenue retention rate of 97%.  We also converted some of our existing maintenance customers to Intersourcing, which contributed to the marginal increase in maintenance revenues.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.  Since we stopped selling licenses on a perpetual basis to new customers effective April 1, 2009, we do not expect to have significant increases in our maintenance revenues.

c)
The impact on recurring revenues of units sold under the Intersourcing Offering has been a gradual increase from one period to the next, based on the incremental effect of revenue recognition of the Intersourcing fees over the terms of the related contracts as sales in backlog go Live.

d)
Subscription revenues decreased 40.4% in 2009.  This decrease was primarily due to the termination of the Original Ceridian Agreement effective March 9, 2008, at which time the related revenue recognition ended. There was no revenue recognized in 2009 under the Original Ceridian Agreement.  In 2008, revenue recognized under the Original Ceridian Agreement amounted to $1.5 million.

Services revenues decreased 2.6% to $59.0 million for 2009 from $60.6 million for 2008 primarily as a result of a decrease in training revenues mainly attributable to decreased classroom attendance, lower virtual training revenues and lower revenues from on-site training.  Implementation revenues were comparable to those of the prior year due to higher billable hours from increased utilization of our revenue-generating consultants offset by fewer hours from third-party implementation partners (or “IPs”).

License revenues decreased 63.4% to $4.1 million for 2009 from $11.3 million for 2008.  The decrease in 2009 was principally due to Ultimate’s decision not to sell perpetual licenses to new customers after April 1, 2009.

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide maintenance and technical support to our customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to our customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain client reimbursable out-of-pocket expenses.

Cost of recurring revenues increased 30.8% to $38.9 million for 2009 from $29.8 million for 2008.  The $9.1 million increase in cost of recurring revenues for the year was primarily due to increases in both Intersourcing costs and maintenance costs as described below:

a)  The increase in Intersourcing costs was principally as a result of the growth in Intersourcing operations and increased sales, including higher depreciation and amortization of related computer equipment supporting the hosting operations, increased Microsoft licenses for our customer base, increased hosting data center costs and, to a lesser extent, increased labor costs, amortization of capitalized software and increased third-party royalty fees for UltiPro time, attendance and scheduling sales.

b) The increase in maintenance costs was primarily due to higher labor costs commensurate with the growth in the number of customers serviced.

Cost of services revenues decreased 3.5% to $48.3 million for 2009 from $50.1 million for 2008.  The $1.8 million decrease in costs of services revenues was primarily due to a decrease in implementation costs, which was mainly attributable to lower costs for third-party IPs as we had fewer hours worked by third-party IPs in 2009, partially offset by an increase in labor costs associated with building the Workplace implementation infrastructure.

Cost of license revenues decreased by $1.0 million, or 58.2%, to $0.8 million for 2009 from $1.8 million in 2008.  This decrease was principally due to fewer units sold due to our decision not to sell perpetual licenses to new customers effective April 1, 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 11.9% to $52.8 million for 2009 from $47.2 million for 2008.  The $5.6 million increase for the year was primarily due to increased labor and related costs attributable to hiring additional direct sales force personnel (particularly for our Workplace sales organization) and higher sales commissions principally related to increased Intersourcing sales.  The overall increase was partially offset by lower commissions on license sales which correlate to the decrease in license revenues.  Commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped.  Commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the commencement of Intersourcing revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 4.7% to $38.5 million in 2009 from $36.7 million in 2008.  The increase in research and development expenses during 2009 was principally due to higher labor costs related to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount), partially offset by decreased third-party consulting costs.

General and administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 1.4% to $17.9 million for 2009 from $17.6 million for 2008.  The increase for 2009 was primarily due to increased professional fees and, to a lesser extent, increased third-party consulting fees, partially offset by lower bad debt expense.

Interest and Other Expense

Interest and other expense decreased $146 thousand, or 52.3%, to $133 thousand for 2009 from $279 thousand for 2008.

Interest and Other Income, net

Interest and other income, net, decreased by 81.2% to $0.2 million for 2009 from $0.8 million for 2008 primarily due to a decrease in interest rates.

(Expense) Benefit for Income Tax

In 2009, we had income tax expense of $0.6 million as compared to an income tax benefit of $1.2 million in 2008.  The increase in income tax expense of $1.8 million is primarily due to increased pre-tax book income, non-deductible expenses and our foreign valuation allowance.  Net operating loss carryforwards available at December 31, 2009, expiring at various times from 2011 through 2029 and which are available to offset future U.S. taxable income, approximated $82.1 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in our equity instruments.

We recognized $20.9 million of deferred tax assets, net of deferred tax liabilities, as of December 31, 2009.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Revenues

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

a)
Intersourcing revenues increased 48.5% for 2008, primarily due to the continued growth of the Intersourcing Offering, which comprised the majority of unit sales. The increase in Intersourcing revenues was based on the revenue impact of incremental units that have gone Live since December 31, 2007, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Intersourcing revenues from the UltiPro Workplace solution in 2008 also contributed to the year-over-year growth, particularly since this solution was introduced after September 30, 2007.  Recognition of recurring revenues for Intersourcing sales commences upon the Live date. Our twelve month retention rate of 97% for existing Intersourcing customers also contributed to the growth in Intersourcing revenues when combined with incremental revenues resulting from additional customers going Live in 2008 as compared to 2007.

b)
Maintenance revenues from license sales increased 9.0% due to cumulative net increases in the customer base subsequent to December 31, 2007 due to incremental license sales since such date.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.  Our twelve month retention rate of 96% for existing customers’ annual maintenance renewals during 2008, combined with the annual price increases, also contributed to the increase in maintenance revenues.

c)
The impact on recurring revenues of units sold under the Intersourcing Offering has been a gradual increase from one period to the next, based on the incremental effect of revenue recognition of the Intersourcing fees over the terms of the related contracts as sales in backlog go Live.

d)
Subscription revenues decreased 58.0% in 2008.  This decrease was primarily due to the termination of the Original Ceridian Agreement effective March 9, 2008, at which time the related revenue recognition ended. In 2008, revenue recognized under the Original Ceridian Agreement, amounted to $1.5 million as compared to $7.7 million in 2007.

Services revenues increased 21.6% to $60.6 million for 2008 from $49.9 million for 2007 primarily as a result of an increase in implementation revenues, which was primarily due to additional billable hours, a higher net rate per hour and, to a lesser extent, increased implementation revenues recognized for the new Workplace sales.  The additional billable hours stemmed from an increase in the number of revenue-generating consultants (as we hired more implementation personnel to accommodate the increased sales growth) as well as additional hours worked by third-party IPs.  The net rate per hour for 2008 was higher than that for 2007 as the blended rate on a time and materials basis increased. Implementation revenues from UltiPro Workplace increased primarily as a result of the increased volume in UltiPro Workplace sales (as compared to 2007 which did not have a full year of Workplace unit sales).

License revenues decreased 22.8% to $11.3 million for 2008 from $14.6 million for 2007.  The decrease in 2008 was principally due to a lower number of units sold with more unit sales concentrated in the Intersourcing Offering.

Cost of Revenues

Cost of recurring revenues increased 30.5% to $29.8 million for 2008 from $22.8 million for 2007.  The $7.0 million increase in cost of recurring revenues for the year was primarily due to increases in both Intersourcing costs and maintenance costs as described below:

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

Cost of services revenues increased 24.2% to $50.1 million for 2008 from $40.3 million for 2007.  The $9.8 million increase in costs of services revenues was primarily due to increased implementation costs.  The increase in implementation costs was mainly attributable to labor costs associated with growing the implementation infrastructure (predominantly billable consultants) to accommodate the overall growth in unit sales and, to a lesser extent, increased costs for third-party IPs which correlate with the increased implementation revenues generated from the work performed by IPs.

Cost of license revenues increased by $0.1 million, or 8.2%, to $1.8 million for 2008 from $1.7 million in 2007.  This slight increase was principally due to increased amortization for UltiPro Canada due to the general release of UltiPro Canada in the fourth quarter of 2007 and the resulting commencement of the amortization of the capitalized costs.

Sales and Marketing

Sales and marketing expenses increased 29.4% to $47.2 million for 2008 from $36.5 million for 2007.  The $10.7 million increase for the year was primarily due to increased labor and related costs attributable to hiring additional direct sales force personnel (particularly for Ultimate’s Workplace sales organization) and higher sales commissions principally related to increased Intersourcing sales. Marketing expenses associated with the investment in the Workplace solution also increased in comparison to 2007.  The overall increase was partially offset by lower commissions on license sales which correlate to the decrease in license revenues.  Commissions on license sales are recognized when the license revenues are recognized, which is typically when the product is shipped.  Commissions on Intersourcing sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the commencement of Intersourcing revenue recognition.

Research and Development

Research and development expenses increased 30.5% to $36.7 million in 2008 from $28.2 million in 2007.  The increases in research and development expenses during 2008 was principally due to higher labor costs related to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount) and increased third-party consulting costs, and, to a lesser extent, a net reduction in capitalized labor costs. Capitalization of costs for UltiPro Canada ended in November 2007 (upon its general release) and certain labor costs were capitalized in 2008 in relation to Onboarding which had its general release in the first quarter of 2009.

General and administrative

General and administrative expenses increased 22.1% to $17.6 million for 2008 from $14.4 million for 2007.  The increase for 2008 was primarily due to increased labor and related costs (resulting from additional personnel costs to support our growth).

Interest and Other Expense

Interest and other expense increased $65 thousand, or 30.4%, to $279 thousand for 2008 from $214 thousand for 2007.

Interest and Other Income, net

Interest and other income, net, decreased to $0.8 million for 2008 from $6.0 million for 2007 primarily because in 2007, we received a non-recurring cash settlement fee of $4.4 million, net of related costs, resulting from the early termination in 2007 of a multi-year business arrangement with one of our BSP’s that decided to exit the payroll business.  In addition, in 2008, we had a decrease in interest income due to less cash, cash equivalents and marketable securities and a decrease in interest rates.

Income Tax Benefit, net

The income tax benefit decreased by 94.1% during the year ended December 31, 2008 due to the fact that in 2007 we recorded an income tax benefit of $19.9 million primarily related to the release of the valuation allowance against deferred tax assets, partially offset by a provision for income tax of $115 thousand.  Net operating loss carryforwards available at December 31, 2008, expiring at various times from 2011 through 2028 and which are available to offset future taxable income, approximated $73.9 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in our equity instruments.

We recognized $20.9 million of deferred tax assets, net of deferred tax liabilities, as of December 31, 2008.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2009 and 2008. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with Ultimate’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K.

    Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Our operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development, sales and marketing and the use of third-party consultants), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by us or our competitors and capital spending patterns of our customers. We establish our expenditure levels based upon our expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for our products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that we will be able to achieve or maintain profitability on a quarterly basis. We believe that, due to the underlying factors for quarterly fluctuations, quarter-to-quarter comparisons of Ultimate’s operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

Quarters Ended	Dec. 31, 2009	Sep. 30, 2009		Jun. 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008		Jun. 30, 2008	Mar. 31, 2008
(In thousands, except per share amount)
					(Unaudited)

Revenues:
Recurring	$35,747		$34,153	$32,623	$30,888	$28,870		$26,738	$25,377	$25,696
Services	15,912		13,792	13,409	15,930	18,340		15,002	13,165	14,120
License	598		252	1,274	2,001	2,482		2,172	2,957	3,653
Total revenues	52,257		48,197	47,306	48,819	49,692		43,912	41,499	43,469
Cost of revenues:
Recurring	10,478		9,959	9,567	8,906	8,300		7,927	7,002	6,525
Services	13,314		11,593	11,112	12,327	15,476		12,751	10,580	11,299
License	152		–	261	337	440		463	464	428
Total cost of revenues	23,944		21,552	20,940	21,570	24,216		21,141	18,046	18,252
Gross profit	28,313		26,645	26,366	27,249	25,476		22,771	23,453	25,217
Operating expenses:
Sales and marketing	13,042		13,049	12,884	13,835	11,645		12,483	11,236	11,829
Research and development	9,615		9,940	9,582	9,338	8,648		9,912	9,299	8,879
General and administrative	4,635		4,351	4,331	4,557	4,225		4,697	4,405	4,296
Total operating expenses	27,292		27,340	26,797	27,730	24,518		27,092	24,940	25,004
Operating income (loss)	1,021		(695)	(431)	(481)	958		(4,321)	(1,487)	213
Interest and other expense	(22)		(29)	(38)	(44)	(97)		(42)	(61)	(79)
Other income, net	21		30	39	72	104		177	222	357
Total other income, net	(1)		1	1	28	7		135	161	278
Income (loss) before income taxes	1,020		(694)	(430)	(453)	965		(4,186)	(1,326)	491
Income tax benefit (expense), net	(950)		225	100	40	(350)		1,135	575	(201)
Net income (loss)	$70		$(469)	$(330)	$(413)	$615		$(3,051)	$(751)	$290

Weighted average shares outstanding:
Basic	24,604		24,539	24,414	24,292	24,389		24,613	24,670	24,682
Diluted	26,590		24,539	24,414	24,292	25,567		24,613	24,670	26,460

Net earnings (loss) per share
Basic	$–	$	(0.02)	$(0.01)	$(0.02)	$0.03	$	(0.12)	$(0.03)	$0.01
Diluted	$–		$(0.02)	$(0.01)	$(0.02)	$0.02		$(0.12)	$(0.03)	$0.01

Liquidity and Capital Resources

In recent years, we have funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of December 31, 2009, we had $33.2 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $10.2 million since December 31, 2008.  This $10.2 million increase was primarily due to cash provided by operations of $23.5 million, partially offset by cash purchases of property and equipment of (including principal payments on financed equipment) of $6.8 million, repurchase of Common Stock (net of proceeds from the issuance of Common Stock from employee stock option exercises) of $5.9 million, and payments related to capitalized software of $0.6 million.

Net cash provided by operating activities was $23.5 million for 2009 as compared to $25.8 million for 2008.  The $2.3 million decrease resulted from additional vendor payments made (resulting in decreases in accounts payable and accrued expenses) and increased deferred revenue, net of increased accounts receivable, partially offset by additional cash generated from operations.

Net cash used in investing activities was $26.1 million for 2009 as compared to $7.7 million for 2008.  The $18.4 million increase from 2008 was primarily attributable to an increase of $11.8 million in funds received from and held on behalf of Ultimate’s customers using the UltiPro tax filing offering (“UltiPro Tax Filing Customer Funds”), with such funds being invested by Ultimate in overnight repurchase agreements backed by U.S. Treasury or U.S. Government Agency securities, a decrease in cash from maturities of marketable securities of $13.0 million and an increase in cash purchases of marketable securities of $3.4 million, partially offset by a decrease in cash purchases of property and equipment of $8.2 million and, to a lesser extent, a decrease in capitalized software costs of $1.6 million.

Net cash provided by financing activities was $9.1 million for 2009 as compared to cash used in financing activities of $18.4 million for 2008. The $27.5 million increase in net cash provided by financing activities was primarily related to a $14.5 million decrease in repurchases of Common Stock pursuant to Ultimate’s stock repurchase plan, an increase of $11.8 million in UltiPro Tax Filing Customer Funds received and, to a lesser extent, an increase of $1.1 million in proceeds from the issuance of Common Stock from stock option exercises.

Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of December 31, 2009 and December 31, 2008, were 68 days and 71 days, respectively.  The decrease in DSOs of 4 days compared to December 31, 2008 was primarily a function of increased revenues and stronger accounts receivable collections.

Deferred revenues were $68.6 million at December 31, 2009, as compared to $63.5 million at December 31, 2008.  The increase of $5.1 million in deferred revenues for 2009 was primarily due to increased deferred Intersourcing revenues and higher deferred services revenues, partially offset by decreased subscription revenues and decreased deferred maintenance revenues.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to Intersourcing.

Ultimate believes that cash and cash equivalents, investments in marketable securities and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of December 31, 2009.

Off-Balance Sheet Arrangements

We do not, and as of December 31, 2009 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2009, Ultimate’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Capital lease obligations (1)	$3,784	$2,018	$1,766	$—	$—
Other long-term obligations (2)	21,289	3,937	7,162	5,523	4,667
Purchase obligations (3)	—	—	—	—	—
Other long-term liabilities (4)	—	—	—	—	—
Total contractual cash obligations	$25,073	$5,955	$8,928	$5,523	$4,667
_________________________

(1)
We lease certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2012. See Note 14 of the Notes to Consolidated Financial Statements for information regarding capital lease obligations.

(2)
Included in other long-term obligations were Ultimate’s leases for corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates and a software maintenance agreement.  See Note 17 of the Notes to Consolidated Financial Statements for information regarding operating lease obligations.  The software maintenance agreement is a 36-month agreement beginning July 21, 2008 and ending on August 1, 2011 with 36 monthly payments.

(3)
Purchase orders or contracts for the purchase of goods and services are not included in the table above.  Ultimate is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.  Ultimate does not have significant agreements for the purchase of goods or services specifying minimum quantities or set prices.

(4)	Ultimate does not have any other long-term liabilities as of December 31, 2009.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of its operations, Ultimate is exposed to certain market risks, primarily interest rate risk and foreign currency risk.  Risks that are either non-financial or non-quantifiable, such as political, economic, tax, or regulatory risks, are not included in the following assessment of our market risks.

Interest Rate Risk. We are subject to financial market risks, including changes in interest rates and in the valuations of our investment portfolio.  Changes in interest rates could impact our anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities.  We manage financial market risks, including interest rate risks, in accordance with our investment guideline objectives, including:

•	Maximum safety of principal;
•	Maintenance of appropriate liquidity for regular cash needs;
•	Maximum yields in relationship to guidelines and market conditions;
•	Diversification of risks; and
•	Fiduciary control of all investments.

We target our fixed income investment portfolio to have maturities of 24 months or less.  Investments are held to enhance the preservation of capital and not for trading purposes.

Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments include obligations of U.S. government agencies and corporate debt securities.  Corporate debt securities include commercial paper which according to our investment guidelines must carry minimum short-term ratings of P-1 by Moody’s Investor Service, Inc. (“Moody’s”) and A-1 by Standard & Poor’s Ratings Service, a Division of The McGraw-Hill Companies, Inc. (“S&P”).  Other corporate debt obligations must carry a minimum rating of A-2 by Moody’s or A by S&P.  Asset-backed securities must carry a minimum AAA rating by Moody’s and S&P with a maximum average life of two years at the time of purchase.

As of December 31, 2009, total investments in available-for-sale marketable securities were $9.5 million.

As of December 31, 2009, virtually all of the investments in our portfolio were at fixed rates (with a weighted average interest rate of 0.5% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its December 31, 2009 consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $53 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of Ultimate’s total portfolio of approximately $53 thousand over the next 12 months.

Foreign Currency Risk.  We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which we transact business will significantly affect future net income.

Item 8.              Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
March 5, 2010
Miami, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,684	$17,200
Short-term investments in marketable securities	8,079	5,805
Accounts receivable, net of allowance for doubtful accounts of $600 and $700
for 2009 and 2008	38,450	38,302
Prepaid expenses and other current assets	15,594	16,011
Deferred tax assets, net	1,128	3,533
Total current assets before funds held for customers	86,935	80,851
Funds held for customers	23,560	5,863
Total current assets	110,495	86,714
Property and equipment, net	19,496	22,984
Capitalized software, net	4,463	5,642
Goodwill	3,198	2,906
Long-term investments in marketable securities	1,444	–
Other assets, net	12,298	11,668
Long-term deferred tax assets, net	19,736	17,343
Total assets	$171,130	$147,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,476	$7,200
Accrued expenses	9,972	12,701
Current portion of deferred revenue	60,980	54,687
Current portion of capital lease obligations	1,897	2,034
Current portion of long-term debt	–	320
Total current liabilities before customer funds obligations	77,325	76,942
Customer funds obligations	23,560	5,863
Total current liabilities	100,885	82,805
Deferred revenue, net of current portion	7,579	8,807
Deferred rent	3,186	3,054
Capital lease obligations, net of current portion	1,710	1,519
Total liabilities	113,360	96,185

Commitments and contingencies (Note 17)	–	–
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	–	–
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 27,620,384 and 26,796,169 shares issued in 2009 and 2008, respectively	276	268
Additional paid-in capital	184,256	164,574
Accumulated other comprehensive loss	(696)	(1,002)
Accumulated deficit	(54,410)	(53,268)
	129,426	110,572
Treasury stock, at cost, 2,985,425 and 2,533,575 shares in 2009 and 2008, respectively	(71,656)	(59,500)
Total stockholders’ equity	57,770	51,072
Total liabilities and stockholders’ equity	$171,130	$147,257
The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenues:

Recurring	$133,411	$106,681	$87,017
Services	59,043	60,627	49,857
License	4,125	11,264	14,590
Total revenues	196,579	178,572	151,464

Cost of revenues:

Recurring	38,910	29,754	22,798
Services	48,346	50,106	40,327
License	750	1,795	1,659
Total cost of revenues	88,006	81,655	64,784
Gross profit	108,573	96,917	86,680

Operating expenses:
Sales and marketing	52,810	47,193	36,479
Research and development	38,475	36,738	28,162
General and administrative	17,874	17,623	14,434
Total operating expenses	109,159	101,554	79,075

Operating (loss) income	(586)	(4,637)	7,605

Other income (expense):
Interest expense and other	(133)	(279)	(214)
Interest and other income, net	162	860	6,002
Total other income, net	29	581	5,788

(Loss) income before income taxes	(557)	(4,056)	13,393
(Expense) benefit for income taxes	(585)	1,159	19,736
Net (loss) income	$(1,142)	$(2,897)	$33,129

Net (loss) income per share:
Basic	$(0.05)	$(0.12)	$1.34
Diluted	$(0.05)	$(0.12)	$1.24

Weighted average shares outstanding:
Basic	24,463	24,588	24,701
Diluted	24,463	24,588	26,722

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount

Balance, December 31, 2006	25,103	$251	$125,121	$1	$(83,500)	709	$(10,851)	$31,022
Net income	–	–	–	–	33,129	–	–	33,129
Unrealized loss on investments in marketable securities available-for-sale	–	–	–	(13)	–	–	–	(13)
Unrealized loss on foreign exchange				(6)				(6)
Comprehensive income	–	–	–	–	–	–	–	33,110
Repurchase of Common Stock	–	–	–	–	–	743	(21,957)	(21,957)
Issuances of Common Stock from exercises of stock options and warrants	1,117	11	8,578	–	–	–	–	8,589
Non-cash stock-based compensation expense for stock options and restricted stock			10,214	–	–	–	–	10,214
Balance, December 31, 2007	26,220	$262	$143,913	$(18)	$(50,371)	1,452	$(32,808)	$60,978
Net loss	–	–	–	–	(2,897)	–	–	(2,897)
Unrealized gain on investments in marketable securities available-for-sale	–	–	–	15	–	–	–	15
Unrealized loss on foreign exchange				(999)				(999)
Comprehensive loss	–	–	–	–	–	–	–	(3,881)
Repurchase of Common Stock	–	–	–	–	–	1,082	(26,692)	(26,692)
Issuances of Common Stock from exercises of stock options and warrants	576	6	5,175	–	–	–	–	5,181
Non-cash stock-based compensation expense for stock options and restricted stock	–	–	15,486	–	–	–	–	15,486
Balance, December 31, 2008	26,796	$268	$164,574	$(1,002)	$(53,268)	2,534	$(59,500)	$51,072
Net loss	–	–	–	–	(1,142)	–	–	(1,142)
Unrealized gain on investments in marketable securities available-for-sale	–	–	–	1	–	–	–	1
Unrealized gain on foreign exchange				305				305
Comprehensive loss	–	–	–	–	–	–	–	(836)
Tax charge from equity awards	–	–	(373)	–	–	–	–	(373)
Realized excess share-based payment deductions	–	–	549	–	–	–	–	549
Repurchase of Common Stock	–	–	–	–	–	451	(12,156)	(12,156)
Issuances of Common Stock from exercises of stock options and warrants	824	8	6,270	–	–	–	–	6,278
Non-cash stock-based compensation expense for stock options and restricted stock	–	–	13,236	–	–	–	–	13,236
Balance, December 31, 2009	27,620	$276	$184,256	$(696)	$(54,410)	2,985	$(71,656)	$57,770
The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,142)	$(2,897)	$33,129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,806	10,106	7,068
Provision for doubtful accounts	972	1,546	1,505
Tax charge for equity awards	(373)	–	–
Non-cash expense for stock based compensation	13,234	15,456	10,172
Deferred income taxes	561	(1,205)	(19,851)
Changes in operating assets and liabilities:
Accounts receivable	(1,120)	(5,190)	(9,588)
Prepaid expenses and other current assets	417	(6,210)	(1,190)
Other assets, net	(851)	(2,488)	(2,517)
Accounts payable	(2,724)	3,672	(366)
Accrued expenses	(2,372)	1,199	2,039
Deferred revenue	5,065	11,786	8,739
Net cash provided by operating activities	23,473	25,775	29,140
Cash flows from investing activities:
Purchases of marketable securities	(10,040)	(6,688)	(20,036)
Maturities of marketable securities	6,323	19,315	17,890
Net purchases of client funds securities	(17,697)	(5,863)	–
Purchases of property and equipment	(4,011)	(12,206)	(7,429)
Capitalized software	(630)	(2,230)	(1,653)
Payments for acquisition	–	–	(24)
Net cash used in investing activities	(26,055)	(7,672)	(11,252)
Cash flows from financing activities:
Repurchases of Common Stock	(12,156)	(26,692)	(21,957)
Principal payments on capital lease obligations	(2,445)	(2,152)	(2,045)
Net increase in client fund obligations	17,697	5,863	–
Net proceeds from issuances of Common Stock	6,278	5,182	7,617
Repayments of borrowings of long-term debt	(320)	(572)	(768)
Net cash provided by (used in) financing activities	9,054	(18,371)	(17,153)
Effect of exchange rate changes on cash	12	6	(7)
Net increase (decrease) in cash and cash equivalents	6,484	(262)	728
Cash and cash equivalents, beginning of year	17,200	17,462	16,734
Cash and cash equivalents, end of year	$23,684	$17,200	$17,462

Supplemental disclosure of cash flow information:
Cash paid for interest	$149	$85	$96
Cash paid for income taxes	$175	$332	$75

Supplemental disclosure of non-cash investing and financing activities (in thousands):
- The Company entered into capital lease obligations to acquire new equipment totaling $2,499, $1,712 and $3,109 in 2009, 2008 and 2007, respectively.
- The Company included in capitalized software on the Company’s consolidated balance sheet a total of $2, $30 and $42 in stock-based compensation related to capitalized software at December 31, 2009, 2008 and 2007, respectively.

- The Company entered into an agreement to purchase source code from a third-party vendor for $2.0 million, of which $0.5 million was paid during 2009 and $1.5 million was paid during 2008.
- The Company had adjustments of $701 and $1,005 between goodwill and other comprehensive loss (related to foreign currency translation) during 2009 and 2008, respectively.
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

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate”, the “Company,” “we,” “us,” or “our”) designs, markets, implements and supports human resources (“HR”), payroll and talent management solutions principally in the United States and Canada.  Ultimate solutions are available as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of large and very large companies (1,000 or more employees) and UltiPro Workplace (“Workplace”) was developed for companies in the mid-market (less than 1,000 employees).  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

2.  Basis of Presentation, Consolidation and the Use of Estimates

The accompanying consolidated financial statements of Ultimate have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The consolidated financial statements included herein reflect all adjustments, which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation of deferred tax assets and long-lived assets and the fair value of stock-based compensation.  Actual results could differ from those estimates.

The consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

3.  Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less when acquired are considered cash equivalents and are comprised of interest-bearing accounts.

Accounts Receivable

Accounts receivable are principally from end-users of Ultimate’s products. We perform credit evaluations of our customers and have recorded allowances for estimated losses. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on accounts receivable. A considerable amount of judgment is required when the realization of receivables is assessed, including assessing the probability of collection and current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Funds Held for Customers and Customers Funds Obligations

During the first quarter of 2009, Ultimate introduced its UltiPro Tax Filing product to its Enterprise customers.  This product was introduced to our Workplace customers during the second quarter of 2008.  Tax filing services provided to our customers through our UltiPro Tax Filing product are being sold directly by us to our customers only on a per-employee-per-month (“PEPM”) basis in conjunction with UltiPro, our core product.  As a result of rolling out our new UltiPro Tax Filing product, we receive funds from our customers and hold such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  We hold our customers’ tax filing deposits for the period between collection from our customers and remittance to the applicable taxing authority.  These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in our consolidated balance sheets as of December 31, 2009 and 2008.  We have reported the cash flows related to the purchases of overnight repurchase agreements backed by U.S. Treasury or U.S. Government Agency securities using funds received from UltiPro Tax Filing customers in the investing activities section of the consolidated statements of cash flows for the years ended December 31, 2009 and 2008.  We have reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statements of cash flows for the years ended December 31, 2009 and 2008.  The associated PEPM fees for UltiPro Tax Filing are included in recurring revenues in the consolidated statements of operations for the years ended December 31, 2009 and 2008.  There were no PEPM fees for UltiPro Tax Filing recognized for the year ended December 31, 2007.  Since the initial introduction of UltiPro Tax Filing during 2008, the associated interest earned was not material for the years ended December 31, 2009 and 2008.

Fair Value of Financial Instruments

Ultimate’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customer and the related obligations, accounts receivable, accounts payable, and capital lease obligations, approximated fair value as of December 31, 2009 and 2008.

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization, but is subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist.  We completed our annual impairment analysis of goodwill as of December 31, 2009 and determined goodwill had not been impaired as of December 31, 2009.  ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”)) also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”) (formerly SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”).  We are currently amortizing our acquired intangible assets with finite lives over periods ranging from five to six years.  See Note 10 for further discussion.

Long-Lived Assets

We evaluate the carrying value of long-lived assets when indicators of impairment exist.  For the year ended December 31, 2009, no such events or circumstances were identified.  The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value.  In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the years ended December 31, 2009, 2008 and 2007, we recorded no impairment of our long-lived assets.

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

Guarantees

We adopted ASC 460, “Guarantees” (“ASC 460”) and ASC 850, “Related Party Disclosures” (“ASC 850”) (formerly FIN No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”)).  The provision for initial recognition and measurement of liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. ASC 460 and ASC 850 expand previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee.  The standard commercial terms in our sales contracts for UltiPro, include an indemnification clause that indemnifies the customer against certain liabilities and damages arising from any claims of patent, copyright, or other proprietary rights of any third party. Due to the nature of the intellectual property indemnification provided to our customers, we cannot estimate the fair value, or determine the total nominal amount, of the indemnification until such time as a claim for such indemnification is made.  In the event of a claim made against us under such provision, we evaluate estimated losses for such indemnification under ASC 450, “Contingencies” (“ASC 450”) (formerly SFAS No. 5, “Accounting for Contingencies”) as interpreted by ASC 460 and ASC 850 considering such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, Ultimate has not had any claims made against it under such provision and, accordingly, has not accrued any liabilities related to such indemnifications in its consolidated financial statements.

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”) (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise’s business segments, products, services, geographic areas and major customers. Ultimate operates its business as a single segment.

Revenue Recognition

Our revenues are generated from the delivery of subscription services (including the right to use UltiPro and software maintenance services), professional services and, to a much lesser degree, the sale of software licenses.

We recognize revenues when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred;
•	the fees are fixed and determinable; and
•	collection is considered probable.

If collection is not considered probable, we recognize revenues when the fees are collected. If the fees are not fixed and determinable, we recognize revenues when the fees become due from the customer. If non-standard acceptance periods or non-standard performance criteria are required, we recognize revenue when the acceptance period expires or upon the satisfaction of the acceptance/performance criteria, as applicable.

Under subscriptions, our customers do not have the right to take possession of our software and, in accordance with Accounting Standards Codification (“ASC”) 985, “Software” (“ASC 985”), (formerly Emerging Issues Task Force (“EITF”) Issue 00-3, “Application of AICPA Statement of Position (“SOP”) 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” (“EITF 00-3”), these arrangements are considered service contracts which are outside the scope of ASC 985 (formerly SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”). Therefore, we account for subscription services under ASC 605, “Revenue Recognition” (“ASC 605”) (formerly Staff Accounting Bulletin 104, “Revenue Recognition” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”)). Subscription revenues are recognized ratably over the length of the agreement, commencing upon the delivery of the product and services, which is when the customer processes its first live payroll using UltiPro (also referred to as going “Live”). Fair value of multiple elements in Intersourcing arrangements is assigned to each element based on the guidance provided by ASC 605 (formerly EITF 00-21). The elements that typically exist in Intersourcing arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and customer support) and professional services (i.e., implementation services and training in the use of UltiPro).  The pricing for hosting services, the right to use UltiPro and maintenance of UltiPro is bundled.  Since these three bundled elements are components of recurring revenues in the consolidated statements of operations, allocation of fair values to each of the three elements is not necessary and they are not reported separately.  Fair value for the bundled elements, as a whole, is based upon evidence provided by our pricing for Intersourcing arrangements sold separately.  These bundled elements are provided on an ongoing basis and represent undelivered elements under ASC 605 (formerly EITF 00-21); they are recognized on a monthly basis as the services are performed, once the customer goes Live. If evidence of the fair value of one or more undelivered elements does not exist, the revenue for the total arrangement is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Recurring revenues consist of subscription revenues recognized from Ultimate’s Intersourcing SaaS offerings of UltiPro, as well as maintenance revenues.

a)
Subscription revenues are principally derived from upfront or setup fees and PEPM fees earned from the Intersourcing Offering and from sales of hosting services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”). To the extent there are upfront or setup fees associated with the Intersourcing Offering and Base Hosting, subscription revenues are recognized ratably over the minimum term of the related contract commencing upon the related Live date.  Ongoing PEPM fees from the Intersourcing Offering and Base Hosting are recognized as subscription revenues as the services are delivered when the customer goes Live.

b)
Maintenance revenues are derived from maintaining, supporting, and providing periodic updates of our software. Maintenance and support fees are generally priced as a percentage of the initial perpetual license fee for the underlying products.  Maintenance revenues are recognized ratably over the service period, generally one year.  Annual maintenance renewal fees which occur subsequent to the initial contract period are also recognized ratably over the related service period.

Services revenues include revenues from fees charged for the implementation of Ultimate’s product solutions and training of customers in the use of our products, fees for other services, including the provision of payroll-related forms and the printing of Forms W-2 for certain customers, as well as certain reimbursable out-of-pocket expenses.  Revenues from implementation services comprise the majority of total services revenues.  Revenues from implementation consulting services and training services are recognized as these services are performed based on their relative fair values.  Under ASC 605 (formerly EITF 00-21), fair value is assigned to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis.  Other services are recognized as the product is shipped or as the services are rendered, depending on the specific terms of the related arrangement.

Fees related to services sold on a fixed-fee basis are recognized using the percentage of completion accounting method, which involves the use of estimates.  Percentage of completion is measured at each reporting date based on hours incurred to date compared to total estimated hours to complete the implementation job.  If a sufficient basis to measure the progress towards completion does not exist, revenue is recognized when the project is completed or when Ultimate receives final acceptance from the customer.

From our inception through March 31, 2009, we sold perpetual licenses of UltiPro which resulted in license revenues recognized pursuant to ASC 605 (formerly SOP 97-2) for that period of time.  While we still sell on-site licenses of UltiPro, sales to new customers are only on a subscription basis (priced and billed to our customers on a PEPM basis).  Effective April 1, 2009, we no longer sell our on-site UltiPro solutions to new customers on a perpetual license basis. We do sell licenses to existing license customers but only in relation to the customer’s employee growth or for products complementary to UltiPro for which they already have a perpetual license. Any such licenses are recognized as license revenues in our consolidated financial statements upon the delivery of the related software product when all significant contractual obligations have been satisfied, in accordance with ASC 605 (formerly SOP 97-2).

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide maintenance and technical support to our customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to our customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain client reimbursable out-of-pocket expenses.

Stock-Based Compensation

Our Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to non-employee directors, officers and employees of Ultimate to purchase shares of the Ultimate’s Common Stock.  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, together with stock options, the “Awards”).  Prior to the adoption of the Plan, options to purchase shares of Common Stock were issued under our Nonqualified Stock Option Plan (the “Prior Plan”).  Beginning in 2009, we began making grants to employees of restricted stock units in lieu of stock options..

At the 2009 Annual Meeting of Stockholders, held on May 12, 2009 (the “2009 Annual Meeting”), the stockholders of Ultimate approved the Plan, as amended to increase the number of shares of Ultimate’s Common Stock authorized for issuance pursuant to Awards granted under the Plan by 500,000 shares.  The aggregate number of shares of Common Stock previously authorized for issuance under all Awards granted under the Plan and Prior Plan was 12,000,000 shares.  As of December 31, 2009, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,500,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,164,962 shares.  A complete copy of the Plan is contained in Ultimate’s Form 8-K that was filed with the SEC on May 18, 2009.

The Plan provides broad discretion to the Compensation Committee of the Board of Directors to create appropriate equity incentives for directors, officers and employees of Ultimate.  The Plan is intended to attract and retain talented employees and align employee and stockholder interests.  Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”), (formerly SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, compensation was recognized beginning January 1, 2006 and includes (a) compensation expense for all stock-based employee compensation arrangements granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordanc with SFAS No. 123, “Accounting for Stock-Based Compensation” and (b) compensation expense for all stock-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  In accordance with ASC 718, we capitalize the portion of stock-based compensation attributed to internally developed software.

For purposes of calculating and accounting for stock-based compensation expense in accordance with ASC 718 for stock options, Ultimate makes a computation of expected volatility, based upon historical volatility and the expected term of the option.  The expected term is based on the historical exercise experience under the stock-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the stock-based awards are expected to be outstanding.  The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. Pursuant to implementing ASC 718 effective January 1, 2006, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rate is based on historical data.

In accordance with ASC 718, we capitalize the portion of stock-based compensation (“SBC”) expense attributed to research and development personnel whose labor costs are being capitalized pursuant to ASC 985, “Software” (“ASC 985”) and ASC 730, “Research and Development” (“ASC 730”), related to software development. The following table summarizes SBC recognized by Ultimate (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

SBC – Statements of operations	$13,234	$15,456	$10,172
SBC – Capitalized software	2	30	42
SBC – Statements of stockholders’ equity	$13,236	$15,486	$10,214

In accordance with ASC 718, we elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation expense pursuant to ASC 718. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and non-employee director SBC expense, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee and non-employee director stock-based awards that were outstanding upon adoption of ASC 718.  Due to our accumulated tax net operating losses, there was no beginning balance in the APIC pool at the date of adoption of ASC 718 on January 1, 2006.

Rental Costs Incurred during a Construction Period

We adopted ASC 840, “Leases,” (“ASC 840”) (formerly FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”)), which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period.  Rental costs incurred during and after a construction period are costs incurred for the right to control the use of a leased asset during and after construction of a leased asset.  Since there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense on a straight-line basis.

Income Taxes

We are subject to corporate Federal, foreign and state income taxes.  We account for income taxes under the provisions of ASC 740, “Income Taxes” (“ASC 740”) (formerly SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  ASC 740 provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

We make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that Ultimate will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2009 included, among other factors,  three years of historical operating profits and a projection of future financial and taxable income including the estimated impact of future tax deductions from the exercise of stock options sufficient to realize most of our remaining deferred tax assets.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2009, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required. See Note 15 for further discussion.

Effective January 1, 2007, ASC 740 (formerly FIN 48), clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Specifically, ASC 740 prescribed a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2009, we did not have any interest and penalties accrued related to unrecognized tax benefits.

Reimbursable Out-Of-Pocket Expenses

ASC 605, “Revenue Recognition” (“ASC 605”), (formerly Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14)), requires companies to characterize reimbursements received for out-of-pocket expenses incurred.   Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in our accompanying consolidated statements of operations, were $1.3 million, $1.8 million and $1.7 million for 2009, 2008 and 2007, respectively.

Recently Adopted Accounting Pronouncements

In January 2010, we adopted ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)-Measuring Liabilities at Fair Value” (“ASU 2009-05”).  ASU 2009-05, which amends ASC Topic 820, Fair Value Measurements (FASB Statement No. 157, Fair Value Measurements), allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset.  The update addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place.  The adoption of ASU 2009-05 did not have an impact on our consolidated financial statements.

In September 2009, we adopted Accounting Standards Update No. 2009-01, “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168–the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“ASU 2009-01”).   The FASB Accounting Standards Codification is the source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) to be applied by non-governmental entities.  Rules and interpretive releases of the SEC under authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants.  As of September 30, 2009, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative.  The Hierarchy of Generally Accepted Accounting Principles (the “Hierarchy”), which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of non-governmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly.  As of September 30, 2009, all of the Hierarchy’s content carries the same level of authority with only two levels of GAAP:  authoritative and non-authoritative.  ASU 2009-01 was effective for interim or annual reporting periods ending after September 15, 2009.

In June 2009, we adopted Accounting Standards Codification (“ASC”) 825, “Financial Instruments” (“ASC 825”), which increased the frequency of fair value disclosures to a quarterly basis from an annual basis.  ASC 825 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  ASC 825 was effective for interim reporting periods ending after June 15, 2009.  Ultimate’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, and capital lease obligations, approximated fair value as of December 31, 2009 and December 31, 2008.

In June 2009, we adopted ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855 was effective for interim or annual reporting periods ending after June 15, 2009.  We evaluated events that occurred subsequent to December 31, 2009, and determined that there were no recordable or reportable subsequent events.

In June 2009, we adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and re-emphasizes that the objective of a fair value measurement remains the determination of an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate.  ASC 820 did not have an impact on our consolidated financial statements.

In June 2009, we adopted ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”).  ASC 320 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired.  ASC 320 did not have an impact on our consolidated financial statements.

In January 2009, we adopted ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”) and ASC 275, “Risks and Uncertainties” (“ASC 275”).  ASC 350 and ASC 275 amended the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under ASC 350 and ASC 275.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  ASC 350 and ASC 275 did not have an impact on our consolidated financial statements.

In January 2009, we adopted ASC 805, “Business Combinations” (“ASC 805”) and ASC 810, “Consolidation” (“ASC 810”).  ASC 805 changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  ASC 810 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  ASC 805 and ASC 810 were effective for Ultimate beginning in the first quarter of 2009.  ASC 805 and ASC 810 will only affect Ultimate if we make an acquisition after the effective date of our adoption of ASC 805 and ASC 810.  For the year ended December 31, 2009, neither ASC 805 nor ASC 810 had an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

During October 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements.  ASU 2009-14 also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software.  ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We do not believe ASU 2009-14 will have an impact on our consolidated financial statements.

During the third calendar quarter of 2009, the FASB issued ASU 2009-13 (EITF 08-1), “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13 (EITF 08-1)”).  ASC Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” (EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”) (“ASC Subtopic 605-25”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  One of those current requirements is that there be objective and reliable evidence of the stand-alone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”).

ASU 2009-13 (EITF 08-1) amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the stand-alone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13 (EITF 08-1).  Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. We are evaluating the impact of ASU 2009-13 (EITF 08-1) on our consolidated financial statements.

4.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive loss were $6 thousand of unrealized gains on available-for-sale securities and $4 thousand of unrealized gains on available-for-sale securities at December 31, 2009 and December 31, 2008, respectively.

The amortized cost, net unrealized gain (loss) and fair value of the Company’s investments in marketable available-for-sale securities at December 31, 2009 and December 31, 2008 are shown below (in thousands):

	As of December 31, 2009			As of December 31, 2008
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain	Value	Cost	Gain	Value

Corporate debentures – bonds	$3,025	$3	$3,028	$4,306	$2	$4,308
Commercial paper	1,499	–	1,499	995	2	997
Agency bonds	1,407	1	1,408	––	––	––
U.S. Treasury bills	1,995	2	1,997	––	––	––
U.S. Treasury bonds	501	–	501	––	––	––
Certificates of deposit	1,090	–	1,090	500	––	500
Total investments	$9,517	$6	$9,523	$5,801	$4	$5,805

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity at December 31, 2009 is shown below (in thousands):

	As of December 31, 2009
	Amortized	Fair
	Cost	Value

Due in one year or less	$8,071	$8,079
Due after one year	1,446	1,444
Total	$9,517	$9,523

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued by management based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, agency bonds, and U.S. Treasury bills and bonds.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate  uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of December 31, 2009 and December 31, 2008 (in thousands):

	As of December 31, 2009				As of December 31, 2008
		Quoted				Quoted
		Prices in	Other	Un-		Prices in	Other	Un-
		Active	Observable	Observable		Active	Observable	Observable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$ 3,028	$ –	$ 3,028	$ –	$4,308	$ –	$4,308	$ –
Commercial paper	1,499	–	1,499	–	997	–	997	–
Agency bonds	1,408	–	1,408		–	–	–	–
U.S. Treasury bills	1,997	–	1,997		–	–	–	–
U.S.Treasury bonds	501	–	501		–	–	–	–
Certificates of deposit	1,090	1,090	–	–	500	500	–	–
Total	$9,523	$ 1,090	$8,433	$ –	$5,805	$500	$5,305	$ –

Assets and liabilities measured at fair value on a recurring basis were presented in the consolidated balance sheets as of December 31, 2009 and as of December 31, 2008 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of December 31, 2009 and December 31, 2008.

5.           Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2009	2008
Computer equipment	$59,234	$53,758
Leasehold improvements	8,307	7,420
Furniture and fixtures	3,592	3,231
Building	929	870
Land	655	655
Property and equipment	72,717	65,934
Less: accumulated depreciation and amortization	53,221	42,950
Property and equipment, net	$19,496	$22,984

Depreciation and amortization expense on property and equipment totaled $10.8 million, $9.2 million and $6.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Included in property and equipment is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2009	2008
Computer equipment	$18,946	$16,447
Less: accumulated amortization	16,936	14,489
	$2,010	$1,958

Depreciation and amortization expense on property and equipment under capital leases, totaled $2.4 million, $2.2 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

6.           Foreign Currency

The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in stockholders’ equity as a component of accumulated other comprehensive (loss) income.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the consolidated statements of operations. For the years ended December 31, 2009 and 2008, Ultimate had cumulative unrealized translation losses of $0.7 million and $1.0 million, respectively.  There was a $6 thousand unrealized translation loss for the year ended December 31, 2007.

7.           Software Development Costs

ASC 985 (formerly SFAS No. 86), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Ultimate’s product development process, technological feasibility is established upon completion of a working model. During 2009 and 2008, a total of $0.1 million and $0.8 million, respectively, of research and development expenses were capitalized in relation to Onboarding, which is a product that handles certain human resources functionality for new hires of a company, and had its general release in the first quarter of 2009.  During 2007 $1.7 million of research and development expenses were capitalized for the development of UltiPro Canadian HR/payroll (“UltiPro Canada”) functionality.  UltiPro Canada was built from the existing product infrastructure of UltiPro (e.g., using UltiPro’s source code and architecture).  UltiPro Canada provides HR/payroll functionality which includes the availability of Canadian tax rules, as well as Canadian human resources functionality, taking into consideration labor laws in Canada and including changes to the language where necessary (i.e., English to French).  Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically five years. Amortization of capitalized software was $1.3 million, $0.7 million and $0.1 million in 2009, 2008 and 2007, respectively, and is included within cost of sales in the consolidated statements of operations. Accumulated amortization of capitalized software was $6.9 million, $5.7 million and $5.0 million as of December 31, 2009, 2008 and 2007, respectively. Capitalized software, net of amortization, was $4.5 million, $5.6 million and $3.6 million as of December 31, 2009, 2008 and 2007, respectively.

Ultimate evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support.  If Ultimate’s gross revenues were to be significantly less than its estimates, the net realizable value of Ultimate’s capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

8.           Earnings Per Share

ASC 260, “Earnings Per Share” (“ASC 260”) (formerly SFAS No. 128, “Earnings Per Share”), requires dual presentation of earnings per share — “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Basic weighted average shares outstanding	24,463	24,588	24,701
Effect of dilutive equity instruments	–	–	2,021
Dilutive shares outstanding	24,463	24,588	26,722

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted
income (loss) per share because their impact is anti-dilutive	6,161	5,927	615

9.           Comprehensive Income

ASC 220, “Comprehensive Income, (“ASC 220”) (formerly SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”)), establishes standards for the reporting and display of comprehensive income and its components in Ultimate’s consolidated financial statements. The objective of ASC 220 is to report a measure (comprehensive income), of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive (loss) income, as presented on the consolidated balance sheets, consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, recorded net of any related tax.

Comprehensive (loss) income for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Net (loss) income	$(1,142)	$(2,897)	$33,129
Other comprehensive (loss) income:
Unrealized gain (loss) on investments in
marketable securities available-for-sale	1	15	(13)
Unrealized gain (loss) on foreign currency
translation adjustments	305	(999)	(6)
Comprehensive (loss) income	$(836)	$(3,881)	$33,110

10.  Goodwill and Intangible Assets

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses.  Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition.  Goodwill consists of the following (in thousands):

	As of December 31,
	2009	2008

Goodwill, beginning balance	$2,906	$4,063
RTIX tax-related adjustment	–	(152)
Impact of foreign currency translation	292	(1,005)
Goodwill, ending balance	$3,198	$2,906

On October 5, 2006, Ultimate acquired 100% of the common stock of RTIX Limited, a United Kingdom company, now known as The Ultimate Software Group UK Limited, and its wholly-owned U.S. subsidiary, RTIX Americas, Inc. (collectively, “RTIX”).  The results of RTIX’s operations have been included in Ultimate’s consolidated financial statements since that date.  RTIX developed the performance management/appraisals solution that Ultimate has offered its customers since February 2006, which has been incorporated into Ultimate’s UltiPro Talent Management product suite that it markets and sells to its customers in the U.S.

The values assigned to each of the intangible assets included in the RTIX valuation were based on an income approach valuation methodology.  The income approach presumes that the value of an asset can be estimated by the net economic benefit (i.e., cash flows) to be received over the life of the asset, discounted to present value.

As of December 31, 2009, Ultimate’s intangible assets have estimated useful lives and are classified in other assets, net, in our consolidated balance sheet as follows (in thousands):

		As of December 31,
	Estimated Useful Lives	2009	2008
Acquired intangible assets:
Developed technology	5 years	$192	$302
Customer relationships	6 years	170	281

Amortization expense for the acquired intangible assets reflected above was $221 thousand, $185 thousand and $208 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.  Future amortization expense for acquired intangible assets is as follows, as of December 31, 2009 (in thousands):

Year	Amount
2010	$172
2011	144
2012	46
Total	$362

11.  Significant Transaction

Ultimate and Ceridian Corporation (“Ceridian”) signed an agreement in 2001, as amended, granting Ceridian a non-exclusive license to use UltiPro as part of an on-line offering for Ceridian to market primarily to businesses with less than 500 employees (the “Original Ceridian Agreement”). During December 2004, RSM McGladrey Employer Services (“RSM”), a former business service provider (“BSP”) of Ultimate, acquired Ceridian’s product and existing base of small and mid-size business customers throughout the United States (the “RSM Acquisition”).  The financial terms of the Original Ceridian Agreement did not change as a result of the RSM Acquisition. Subsequent to the RSM Acquisition, Ceridian continued to be financially obligated to pay, and did pay, Ultimate minimum fees pursuant to the terms of the Original Ceridian Agreement.  The Original Ceridian Agreement, was terminated pursuant to its terms on March 9, 2008.  The amount of subscription revenues recognized under the Original Ceridian Agreement during the year ended December 31, 2008 was $1.5 million (through the effective date of the termination of the agreement) and $7.7 million for the year ended December 31, 2007.  There were no revenues recognized under the Original Ceridian Agreement in 2009.

12.  Other Income, net

Other income, net, consisted of the following (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Interest income	$195	$776	$1,413
Other income, net	(33)	84	214
Non-recurring settlement fee, net	–	–	4,375
Total other income, net	$162	$860	$6,002

Included in other income, net, in the consolidated statement of operations for the year ended December 31, 2007, is a non-recurring settlement fee of $4.4 million, net of related costs, resulting from the early termination of a multi-year business arrangement with one of our business partners that decided to exit the payroll business.

13.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2009	2008
Sales commissions	$2,974	$3,745
Other items individually less than 5% of total current liabilities	6,998	8,956
	$9,972	$12,701

14.  Capital Lease Obligations

We lease certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2012. Interest rates on these leases range from 1.0% to 6.0%. The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2009 (in thousands):

Year	Amount
2010	$2,018
2011	1,338
2012	428
3,784
Less amount representing interest	(177)
Lease obligations reflected as current ($1,897) and non-current ($1,710)	$3,607

15.  Income Taxes

Income tax (expense) benefit is based on a loss before income taxes of $557 thousand, comprised of a domestic pre-tax loss of $748 thousand net of a foreign pre-tax gain of $190 thousand.  Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax (expense) benefit consists of the following (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Current taxes:
Federal	$—	$—	$(95)
State and Local	(24)	(45)	(20)
Foreign	—	—	—
Deferred taxes, net
Federal	(369)	931	16,523
State and Local	(29)	337	2,768
Foreign	(163)	(64)	560
Income tax (expense) benefit, net	$(585)	$1,159	$19,736

The income tax (expense) benefit is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Income tax (expense) benefit at statutory Federal tax rate	$195	$1,420	$(4,687)
State and local income taxes	(20)	169	(353)
Non deductible expenses	(662)	(380)	(312)
Change in tax rates	5	(25)	(1,979)
Change in foreign valuation allowance	(103)	(65)	26,863
Other, net	–	40	204
Income tax (expense) benefit, net	$(585)	$1,159	$19,736

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets are also recorded for the future tax benefit of net operating losses and tax credit carryforwards.  Significant components of our deferred tax assets and liabilities at December 31, 2009, 2008 and 2007 were as follows (in thousands):

	As of December 31,
	2009	2008	2007
Deferred tax assets:
Net operating losses	$4,886	$6,515	$10,251
Tax credit carryforwards	224	224	222
Deferred revenue	3,849	7,515	6,603
Accruals not currently deductible	213	129	141
Allowance for doubtful accounts	233	272	272
Charitable contributions	234	251	195
Stock-based compensation	17,608	13,168	7,166
Deferred rent adjustment	1,235	1,188	1,029
Gross deferred tax assets	28,482	29,262	25,879
Less valuation allowance	(4,972)	(5,657)	(5,592)
Deferred tax assets	$23,510	$23,605	$20,287
Deferred tax liabilities:
Property and equipment	(1,391)	(1,057)	1,206
Acquired intangible assets	(141)	(227)	(299)
Software development costs	(1,099)	(1,417)	(1,412)
Other, net	(15)	(28)	(262)
Gross deferred tax liabilities	(2,646)	(2,729)	(767)
Net deferred tax assets	$20,864	$20,876	$19,520

ASC 740 “Income Taxes” (“ASC 740”), (formerly SFAS 109), provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Ultimate considers all available evidence, both positive and negative, including historical levels of income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies and reversal of deferred tax liabilities in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

 The available positive evidence at December 31, 2009, included, among other factors,  three years of historical operating profits and a projection of future financial and taxable income by jurisdiction including the estimated impact of future tax deductions from the exercise of stock options sufficient to realize most of our remaining deferred tax assets. As a result of our analysis of all available evidence, both positive and negative, we believe that is it more likely than not that a portion of the deferred tax asset as of December 31, 2009 will be realized in the future.  We continue to maintain a valuation allowance of $4.7 million which relates to stock option tax deductions claimed prior to the adoption of ASC 718, which will result in a credit to equity when the deductions reduce cash taxes payable.  We also maintain a valuation allowance of $0.3 million which relates to our foreign operations.

The net decrease in the valuation allowance for the year ended December 31, 2009 was $0.7 million, $0.8 million relating primarily to the recognition of stock-based payment deductions in stockholders’ equity and a $0.1 million increase relating to foreign operations.  The net increase in the valuation allowance for the year ended December 31, 2008 was $65 thousand relating primarily to foreign operations.

At December 31, 2009, we had approximately $82.1 million and $0.9 million of net operating loss carryforwards for Federal and foreign income tax reporting purposes, respectively, available to offset future taxable income. Of the total net operating loss carryforwards, approximately $82.1 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options the benefit of which will primarily be credited to paid-in capital and deferred tax asset when realized.  The carryforwards expire from 2011 through 2029. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments.

Effective January 1, 2007, we adopted ASC 740 (formerly FIN No. 48).  ASC 740 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption and as of December 31, 2009, Ultimate did not have any unrecognized tax benefits.

We recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2009, we did not have any interest and penalties accrued related to unrecognized tax benefits.

Tax years 1996 to 2009 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

16.  Stock-Based Compensation and Equity

Summary of Plans

Our Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to non-employee directors, officers and employees of Ultimate to purchase shares of Ultimate’s Common Stock (“Options”).  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, the “Awards”).  Prior to the adoption of the Plan, options to purchase shares of Common Stock were issued under Ultimate’s Nonqualified Stock Option Plan (the “Prior Plan”).  Beginning in 2009, we commenced making grants to employees of restricted stock grants in lieu of Options.

As of December 31, 2009, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,000,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,164,962 shares.  Options granted to officers and employees under the Plan and the Prior Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date.  Options granted to non-employee directors under the Plan and the Prior Plan generally have a 10-year term and vest and become exercisable immediately on the grant date.  However, certain Options granted to non-employee directors for board services during the period January 3, 2005 through July 2, 2007 become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the 90th day after the date on which the director ceases to be a member of the Board of Directors of Ultimate (the “Board”) or (iii) the effective date of a change in control of Ultimate.

 Prior to July 24, 2007, non-employee directors received discounted Options under the Plan and the Prior Plan as compensation for their services.  On that date, the Compensation Committee of the Board (the “Compensation Committee”) rescinded the previously approved fee schedule for service on the Board and Board Committees and replaced it with a program involving market price Options and restricted stock awards under the Plan.  Under resolutions adopted by the Compensation Committee, commencing with the third fiscal quarter of 2007, (i) each non-employee director was granted an Option to purchase 3,750 shares of Ultimate’s Common Stock for each regular quarterly meeting of the Board attended in 2007 and 2008, dated as of the date of such meeting, at an exercise price equal to the closing price of our Common Stock on NASDAQ on the date of such meeting, and (ii) each of the Chairman of the Audit Committee and the Chairman of the Compensation Committee of the Board was granted an Option to purchase 2,500 shares of Ultimate’s Common Stock for each fiscal quarter in 2007 and 2008, dated as of the date of the regularly scheduled meeting of such Committee during such quarter, at an exercise price equal to the closing price of our Common Stock on NASDAQ on the date of such meeting.  These Option grants vested immediately upon grant.

In addition to the Option grants discussed above, commencing with the third fiscal quarter of 2007, each non-employee director was granted a restricted stock award under the Plan for each fiscal quarter in 2007 and 2008, dated as of the date of the regularly scheduled meeting of the Compensation Committee during such quarter, of that number of shares of Ultimate’s Common Stock equal to the quotient of $12,500 divided by the closing price of our Common Stock on NASDAQ on the date of such meeting, rounded down to the nearest full number of shares.  The restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service at the end of his term or the occurrence of a change in control of Ultimate.

On February 4, 2009, the Compensation Committee amended the previously approved arrangement pursuant to which the non-employee directors and the Chairman of the Audit and Compensation Committees of the Board, respectively, were granted Options for each regular Board and Committee meeting attended.  Under the arrangement as amended, (i) each non-employee director was granted a restricted stock award of 1,000 shares of Common Stock for each regular meeting of the Board attended in 2009 and (ii) each of the Chairmen of the Audit Committee and Compensation Committee of the Board was granted a restricted stock award of 625 shares of Common Stock for attendance at each regular meeting of the Committee in 2009 that he chaired.  In addition, in 2009, each non-employee director was granted, for each fiscal quarter during which he served, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Board for each such quarter, rounded down to the closest full number of shares.  The date of grant shall not be a date prior to the date of the Board’s determination of the same.  Such restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service or the end of his term or the occurrence of a change of control of Ultimate.

Stock-Based Compensation

The following table sets forth the SBC resulting from stock-based arrangements that is recorded in our consolidated statements of operations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Cost of recurring revenues	$689	$871	$635
Cost of service revenues	1,316	1,988	1,542
Cost of license revenues	-	12	5
Sales and marketing	7,059	7,389	4,617
Research and development	1,228	1,570	985
General and administrative	2,942	3,626	2,388
Total SBC	$13,234	$15,456	$10,172

Included in capitalized software in our consolidated balance sheet at December 31, 2009 and 2008 was $2 thousand and $30 thousand, respectively, in stock-based compensation expense related to capitalized software during the fiscal years then ended.  This amount would have otherwise been charged to research and development expense for the years ended December 31, 2009 and 2008.

Net cash proceeds from the exercise of stock options and warrants were $6.3 million, $5.2 million, and $7.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.  There was a $0.5 million income tax benefit recognized in additional paid in capital from the realization of excess share-based payment deductions during the year ended December 31, 2009.  There was no income tax benefit realized from stock option exercises during the years ended December 31, 2008 and 2007.

Fair Value

On January 1, 2006, we adopted the provisions of ASC 718, which requires us to recognize expense related to the fair value of stock-based compensation awards.  We elected the modified prospective transition method as permitted by ASC 718.  Under the modified prospective transition method, stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718 and compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.  In addition, options granted to certain members of the Board for board services recorded in accordance with ASC 718 and the issuance of restricted stock awards and stock units are also included in stock-based compensation for the years ended December 31, 2009, 2008 and 2007.  We recognize compensation expense for restricted stock awards and restricted stock units on a straight-line basis over the requisite service period of the award.

There were no Options granted during the year ended December 31, 2009.  The fair value of stock options granted for the years ended December 31, 2008 and 2007 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2008	2007
Expected term (in years)	5.2	5.0
Volatility	41%	39%
Interest rate	2.78%	4.45%
Dividend yield	–	–
Weighted average fair value at grant date	$11.17	$11.06

Our computation of the expected term is based on the historical exercise experience under the stock-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the stock-based awards are expected to be outstanding.  Our computation of the expected volatility for the years ended December 31, 2008 and 2007 is based upon historical volatility and the expected term of the Option.  The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. Pursuant to ASC 718, which was implemented effective January 1, 2006, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rates of 5.2% and 4.6% for the years ended December 31, 2008 and 2007, respectively, were based on historical data.

Restricted Stock Awards

Under the provisions of the Plan, Ultimate may, at the discretion of the Compensation Committee or the Board, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  During the years ended December 31, 2009 and 2008, we granted Restricted Stock Awards for 175,000 and 439,991 shares, respectively, of Common Stock to officers and employees and we granted Restricted Stock Awards for 37,235 and 10,285 shares, respectively, of Common Stock to non-employee directors.  Compensation expense for Restricted Stock Awards is measured based on the closing market price of our Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period.  Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto.  Each Restricted Stock Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with Ultimate or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of  Ultimate, death or disability, the termination of employment by Ultimate without cause or, in the case of a non-employee director, at cessation of his board services at the end of his term.  Included in our consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007 was $7.9 million, $6.5 million, and $3.4 million, respectively, of compensation expense for Restricted Stock Awards.

Restricted Stock Unit Awards

Ultimate may, at the discretion of the Compensation Committee, make awards of stock units or restricted stock units under the Plan (“Restricted Stock Unit Awards”) to certain officers and employees.  A Restricted Stock Unit Award is a grant of a number of hypothetical share units with respect to shares of Common Stock that are subject to vesting and transfer restrictions and conditions under a restricted stock unit award agreement.  The value of each unit is equal to the fair value of one share of Common Stock on any applicable date of determination.  The payment with respect to each unit under a Restricted Stock Unit Award may be made, at the discretion of the Compensation Committee, (i) in a number of shares of our Common Stock equal to the number of Restricted Stock Units becoming vested, (ii) in cash, in an amount equal to the fair market value of a share of our Common Stock on the vesting date multiplied by the number of restricted stock units becoming vested on such date or (iii) in a combination of both.  The grantee of a Restricted Stock Unit Award does not have any rights as a stockholder with respect to the shares subject to a Restricted Stock Unit Award until such time as shares of Common Stock are delivered to the grantee pursuant to the terms of the related stock unit award agreement.

Beginning in 2009, we commenced granting Restricted Stock Unit Awards to employees and discontinued the grant of Options under the Plan.  Such Restricted Stock Unit Awards vest in three equal annual installments of 33-1/3% of the number of Restricted Stock Unit Awards on each of the first three anniversaries of the date of grant thereof, subject to the participant’s continued employment with Ultimate or any of its subsidiaries on each such vesting date, and shall be payable as described above, provided, however, that if any such anniversary is not a date on which our Common Stock is traded on NASDAQ, then the vesting date shall be the next such date; and provided further, however, that if the Chief Financial Officer (“CFO”) of Ultimate should determine that any such anniversary falls within a period during which the participant is prohibited from trading Ultimate’s Common Stock under our stock trading policy, the CFO shall so advise the participant in writing and the vesting date shall be the date as of which the CFO has determined that such period has ended.

As provided for in the Plan, the Chief Executive Officer and the Chief Operating Officer deferred receipt of one-half of their cash performance awards under the Plan for 2005 and 2006 performance in exchange for the grant of Restricted Stock Unit Awards under the Plan made in 2006 and 2007 (the “Elected Deferral”).  No such election was made for 2007, 2008 or 2009 performance.  Pursuant to the terms of the Plan, Ultimate provided matching contributions equal to one-half of the amount deferred for each year (the “Company Match”).  The number of restricted stock units subject to such Restricted Stock Unit Award is determined by dividing the total amount deferred (including the Company Match) by the fair value of a share of our Common Stock on the date of payment of the non-deferred portion of the cash performance awards.  During the years ended December 31, 2007 and 2006, Ultimate granted 16,603, and 28,518 Restricted Stock Unit Awards, respectively, to the Chief Executive Officer and the Chief Operating Officer.  The Restricted Stock Unit Awards granted to the Chief Executive Officer and the Chief Operating Officer vest on the fourth anniversary of the date of grant, subject to the respective Officer’s continued employment with Ultimate, or any of its subsidiaries, on such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, his death or disability or the termination of his employment by Ultimate without cause.  The vested Restricted Stock Unit Awards are payable in shares of Common Stock upon the earliest to occur of the fifth anniversary of the date of grant, the respective Officer’s death, disability or termination of employment with Ultimate or a change in control of Ultimate.  In the event that the Chief Executive Officer or the Chief Operating Officer were to terminate employment and Restricted Stock Unit Awards resulting from his Elected Deferral remain unvested, Ultimate would be required to refund to him a cash amount equal to the lesser of such Elected Deferral (less taxes withheld) and the fair value of such units upon termination of employment.

There were 211,635 Restricted Stock Unit Awards granted to employees during the year ended December 31, 2009. There were no Restricted Stock Unit Awards granted during the year ended December 31, 2008.    Included in Ultimate’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 was $0.9 million, $77 thousand and $77 thousand, respectively, of non-cash compensation expense from Restricted Stock Unit Awards.

Stock Option and Restricted Stock Activity

The following table summarizes Option activity for the years ended December 31, 2007, 2008 and 2009, as follows (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,893	$10.07	–	–
Granted	759	26.48	–	–
Exercised	(1,047)	7.16	–	–
Forfeited or expired	(58)	22.92	–	–
Outstanding at December 31, 2007	4,547	$13.31	5.90	$82,771

Exercisable at December 31, 2007	3,582	$10.69	5.16	$74,550

Outstanding at December 31, 2007	4,547	$13.31	–	–
Granted	1,066	28.33	–	–
Exercised	(576)	8.97	–	–
Forfeited or expired	(73)	26.54	–	–
Outstanding at December 31, 2008	4,964	$16.86	6.02	$16,140

Exercisable at December 31, 2008	3,792	$13.73	5.17	$16,140

Outstanding at December 31, 2008	4,964	$16.86	–	–
Granted	–	–	–	–
Exercised	(668)	9.40	–	–
Forfeited or expired	(131)	24.94	–	–
Outstanding at December 31, 2009	4,165	$17.79	5.55	$49,687

Exercisable at December 31, 2009	3,576	$16.12	5.15	$48,360

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of our Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the Option holders had all Option holders exercised their Options on December 31, 2009.  The amount of the aggregate intrinsic value changes, based on the fair value of our Common Stock.  Total intrinsic value of Options exercised during the years ended December 31, 2009, 2008 and 2007 was $10.1 million, $13.0 million and $23.0 million, respectively.  Total fair value of Options vested during the years ended December 31, 2009, 2008 and 2007 was $5.7 million, $7.6 million and $4.9 million, respectively.

As of December 31, 2009, $3.4 million of total unrecognized compensation cost related to non-vested Options is expected to be recognized over a weighted average period of 1.0 year.

The following table summarizes restricted stock and restricted stock unit activity for the years ended December 31, 2007, 2008 and 2009, as follows (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Units
Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2006	432	$20.70	29
Granted	479	32.89	16
Vested	–	–	–
Forfeited or expired	–	–	–
Outstanding at December 31, 2007	911	$27.11	45
Granted	450	14.94	–
Vested	–	–	–
Forfeited or expired	–	–	–
Outstanding at December 31, 2008	1,361	$23.09	45
Granted	212	26.55	211
Vested	–	–	–
Released	(169)	16.86
Forfeited or expired	–	–	(9)
Outstanding at December 31, 2009	1,404	$24.36	247

As of December 31, 2009, $17.6 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 2.2 years.  As of December 31, 2009, $2.8 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information with respect to Options outstanding and Options exercisable under the Plan at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$0.89—$3.375	461,206	1.69	$2.83	461,206	$2.83
$3.38—$8.375	418,892	2.56	4.33	418,892	4.33
$8.75—$13.05	703,253	4.19	11.41	703,253	11.41
$13.63—$16.68	501,211	5.95	15.06	464,963	15.08
$17.11—$21.60	432,412	6.19	20.47	432,412	20.47
$24.20—$24.30	516,438	6.94	24.28	413,263	24.27
$26.72—$27.02	62,400	6.88	26.84	52,588	26.83
$28.41—$28.41	539,976	8.08	28.41	280,205	28.41
$30.34—$32.54	473,200	8.17	31.83	301,652	31.68
$34.89—$34.89	56,000	7.81	34.89	47,938	34.89
$0.89—$34.89	4,164,988	5.55	$17.79	3,576,372	$16.12

Board Compensation.  The following table summarizes information about Options to purchase Ultimate’s Common Stock and Restricted Stock Awards granted by us to non-employee directors in exchange for services rendered for 2009, 2008 and 2007:

Year	Exercise Price of Stock Options Granted (1) (2) (3) (4) (5)	Number of Options Granted	Market Value of Restricted Stock Awards Granted	Number of Restricted Stock Awards Granted

2007	$7.82	2,120	$–	–
	8.76	1,890	–	–
	30.34	23,750	30.34	2,055
	34.89	23,750	34.89	1,790

2008	$28.41	20,000	$28.41	2,195
	32.54	23,750	32.54	1,920
	32.39	23,750	32.39	1,925
	14.72	23,750	14.72	4,245

2009	–	–	$14.43	10,580
	–	–	18.75	9,580
	–	–	26.97	8,565
	–	–	27.63	8,510

______________________

(1)	Option grants to non-employee directors during the first half of 2007 were granted at an exercise price equal to 30% of the fair value of Ultimate’s Common Stock on the date of grant.
(2)	Option grants to non-employee directors beginning in the second half of 2007 were granted at fair value based on the closing price of Ultimate’s Common Stock on the date of grant.
(3)
Options granted during the first half of 2007 become exercisable on the earliest of (i) the fifth anniversary of the date of grant, (ii) the date on which the director ceases to be a member of the Board and (iii) the effective date of a change in control of Ultimate.  All Options granted during 2007, 2008 and 2009 were valued on the date of grant in accordance with ASC 718.  These Options were granted in lieu of cash retainers and Board meeting fees.

(4)
Options granted during the second half of 2007 and 2008 became exercisable immediately.  All such Options were valued on the date of grant in accordance with the requirements prescribed in ASC 718.  These Options were granted in lieu of cash retainers and Board meeting fees.

(5)
The non-cash compensation expense related to the Board Options and Restricted Stock Awards granted in 2009, 2008 and 2007, determined pursuant to the application of ASC 718 was $188,000, $1,052,000 and $767,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Warrants

Warrants to purchase shares of our Common Stock, all of which were exercised as of December 31, 2007, were fully vested and exercisable as of the date of issuance.  There were no warrants outstanding during the years ended December 31, 2009 and December 31, 2008.  A summary of warrants as of December 31, 2007 and changes during the year ended, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	44,550	$4.00
Granted	—	4.00
Exercised	(44,550)	4.00
Canceled	—	4.00
Outstanding at December 31, 2007	—	$–

Common Stock

The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

17.  Commitments and Contingencies

Operating Leases

We lease corporate office space and certain equipment under non-cancellable operating lease agreements expiring at various dates. Total rent expense under these agreements was $3.8 million, $3.9 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 2009 (in thousands):

Year	Amount
2010	$3,561
2011	3,511
2012	3,432
2013	2,841
2014	2,682
Thereafter	4,667
$20,694

Product Liability

Software products such as those offered by Ultimate frequently contain undetected errors or failures when first introduced or as new versions are released. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may deploy these products. Despite extensive testing, we have from time to time discovered defects or errors in products. There can be no assurance that such defects, errors or difficulties will not cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with our products. In addition, there can be no assurance that, despite testing by us and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

Litigation

From time-to-time, Ultimate is involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our operating results or financial condition.

18.  Related Party Transactions

On October 23, 2006, Ultimate’s Board elected Al Leiter as a non-employee member of Ultimate’s Board of Directors.  During October 2002, Mr. Leiter entered into an agreement with Ultimate pursuant to which he agreed to (i) attend and participate in certain internal meetings of Ultimate; (ii) assist our salespeople with prospects; and (iii) act as an official spokesperson for Ultimate in exchange for which we agreed to make contributions to Leiter’s Landing, Mr. Leiter’s non-profit charitable organization benefiting children, in the amount of one tenth (1/10) of one percent, or 0.1%, of our total revenues as reported in our consolidated statements of operations.  Pursuant to this agreement, for the fiscal years ended December 31, 2009, 2008 and 2007, Ultimate contributed a total of approximately $197,000, $179,000, and $142,000, respectively, to Leiter’s Landing.  In February 2007, Mr. Leiter and Ultimate agreed that the maximum amount payable by Ultimate in any one year under this agreement is $200,000.

19.  Employee Benefit Plan

Ultimate provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the 401(k) Plan, which are made at the sole discretion of Ultimate, were $1.8 million, $1.6 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Item 9.                       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of December 31, 2009, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on Ultimate’s internal control over financial reporting as of December 31, 2009, which is included on page 59 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2009 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited The Ultimate Software Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
March 5, 2010
Miami, Florida
Certified Public Accountants

Item 9B.  Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman) and other key employees of Ultimate, and their ages as of February 18, 2010, are as follows:

Name	Age	Position(s)
Scott Scherr	57	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	52	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	52	Executive Vice President, Chief Financial Officer and Treasurer
Jon Harris	45	Senior Vice President, Chief Services Officer
Robert Manne	56	Senior Vice President, General Counsel
Vivian Maza	48	Senior Vice President, People and Secretary
Laura Johnson	45	Senior Vice President, Product Strategy
Adam Rogers	35	Senior Vice President, Chief Technology Officer
Greg Swick	46	Senior Vice President, Chief Sales Officer of Enterprise Sales
Chris Phenicie	38	Senior Vice President, Workplace Sales
Bill Hicks	44	Senior Vice President, Chief Information Officer
Julie Dodd	40	Vice President and General Manager of Workplace Operations
Jody Kaminsky	35	Vice President, Marketing
James A. FitzPatrick, Jr.	60	Director
LeRoy A. Vander Putten	75	Director
Rick A. Wilber	63	Director
Robert A. Yanover	73	Director
Alois T. Leiter	44	Director

Scott Scherr has served as President and a director of Ultimate since its inception in April 1996 and has been Chairman of the Board and Chief Executive Officer of Ultimate since September 1996. Mr. Scherr is also a member of the Executive Committee of the Board of Directors (the “Board”). In 1990, Mr. Scherr founded The Ultimate Software Group, Ltd. (the “Partnership”), the business and operations of which were assumed by Ultimate in 1998. Mr. Scherr served as President of the Partnership’s general partner from the inception of the Partnership until its dissolution in March 1998. From 1979 until 1990, he held various positions at ADP, a payroll services company, where his titles included Vice President of Operations and Sales Executive. Prior to joining ADP, Mr. Scherr operated Management Statistics, Inc., a data processing service bureau founded by his father, Reuben Scherr, in 1959. He is the brother of Marc Scherr, the Vice Chairman of the Board of Ultimate and the father-in-law of Adam Rogers, Senior Vice President, Chief Technology Officer.

Marc D. Scherr has been a director of Ultimate since its inception in April 1996 and has served as Vice Chairman since July 1998 and as Chief Operating Officer since October 2003. Mr. Scherr is also a member of the Executive Committee of the Board. Mr. Scherr became an executive officer of Ultimate effective March 1, 2000. Mr. Scherr served as a director of Gerschel & Co., Inc., a private investment firm from January 1992 until March 2000. In December 1995, Mr. Scherr co-founded Residential Company of America, Ltd. (“RCA”), a real estate firm, and served as President of its general partner until March 2000. Mr. Scherr also served as Vice President of RCA’s general partner from its inception in August 1993 until December 1995. From 1990 to 1992, Mr. Scherr was a real estate pension fund advisor at Aldrich, Eastman & Waltch. Previously, he was a partner in the Boston law firm of Fine & Ambrogne. Mr. Scherr is the brother of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of Ultimate.

Mitchell K. Dauerman has served as Executive Vice President of Ultimate since April 1998 and as Chief Financial Officer and Treasurer of Ultimate since September 1996. From 1979 to 1996, Mr. Dauerman held various positions with KPMG LLP, an accounting firm, serving as a Partner in the firm from 1988 to 1996. Mr. Dauerman is a Certified Public Accountant.

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

Robert Manne has served as Senior Vice President, General Counsel since February 2004 and served as Vice President, General Counsel from May 1999 through January 2004. Prior to joining Ultimate, Mr. Manne was an attorney and partner of Becker & Poliakoff, P.A., an international law firm, since 1978. In addition to administering the Litigation Department of the law firm, Mr. Manne was a permanent member of the firm’s executive committee which was responsible for law firm operations. Mr. Manne has performed legal services for Ultimate since its inception.

Vivian Maza has served as Senior Vice President, People of Ultimate since February 2004 and served as Vice President, People from January 1998 through January 2004.  Ms. Maza has served as Secretary of Ultimate since September 1996. Prior to that, Ms. Maza served as the Office Manager of Ultimate from its organization in April 1996 and of the Partnership from its inception in 1990 until April 1996. Ms. Maza is an HR Generalist and holds a Professional in Human Resources (PHR) certification from the Society for Human Resource Management (SHRM) association. From 1985 to 1990, Ms. Maza was a systems analyst for the Wholesale Division of ADP.

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

Adam Rogers has served as Senior Vice President, Chief Technology Officer since February 6, 2007.  Mr. Rogers served as Senior Vice President, Development from December 2002 to February 6, 2007. From July 2001 to December 2002, Mr. Rogers served as Vice President of Engineering. From May 1997 to July 2001, Mr. Rogers held various positions in Ultimate’s research and development organization, including Director of Technical Support from October 1998 to November 1999 and Director of Web Development from November 1999 to July 2001.  Mr. Rogers is the son-in-law of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of Ultimate.

Greg Swick has served as Senior Vice President since January 2001 and as Chief Sales Officer of Enterprise Sales since February 6, 2007. Mr. Swick served as Vice President and General Manager of the PEO Division of Ultimate’s sales organization from November 1999 to January 2001. From February 1998 to November 1999, Mr. Swick was Director of Sales, Northeast Division. Prior to joining Ultimate, Mr. Swick was President of The Ultimate Software Group of New York and New England, G.P., a reseller of Ultimate Software which was acquired by Ultimate in March 1998. From 1987 to 1994, Mr. Swick held various positions with ADP, where the most recent position was Area Vice President — ADP Dealer Services Division.

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

James A. FitzPatrick, Jr. has served as a director of Ultimate since July 2000. Mr. FitzPatrick is a partner in the law firm Dewey & LeBoeuf LLP, which provides legal services to Ultimate. Mr. FitzPatrick has been a partner in Dewey & LeBoeuf LLP or its predecessor firms since January 1983 and was an associate from September 1974 until January 1983.

LeRoy A. Vander Putten has served as a director of Ultimate since October 1997, is Chairman of the Compensation Committee of the Board and is a member of the Audit Committee of the Board. Mr. Vander Putten served as the Executive Chairman of The Insurance Center, Inc., a holding company for 14 insurance agencies, from October 2001 until January 2006 at which time the company was sold. Previously, he served as the Chairman of CORE Insurance Holdings, Inc., a member of the GE Global Insurance Group, engaged in the underwriting of casualty reinsurance, from August 2000 to August 2001. From April 1998 to August 2000, he served as Chairman of Trade Resources International Holdings, Ltd., a corporation engaged in trade finance for exporters from developing countries. From January 1988 until May 1997, Mr. Vander Putten was Chairman and Chief Executive Officer of Executive Risk Inc., a specialty insurance holding company. From August 1982 to January 1988, Mr. Vander Putten served as Vice President and Deputy Treasurer of The Aetna Life and Casualty Company, an insurance company.

Rick A. Wilber has served as a director of Ultimate since October 2002 and is a member of the Audit Committee and a member of the Compensation Committee of the Board. Mr. Wilber formerly served on Ultimate’s Board of Directors from October 1997 through May 2000. Mr. Wilber is currently the President of Lynn’s Hallmark Cards, which owns and operates a number of Hallmark Card stores. Mr. Wilber was a co-founder of Champs Sports Shops and served as its President from 1974 to 1984. He served on the Board of Royce Laboratories, a pharmaceutical concern, from 1990 until April 1997, when the company was sold to Watson Pharmaceuticals, Inc., a pharmaceutical concern.

Robert A. Yanover has served as a director of Ultimate since January 1997 and is Chairman of the Audit Committee and a member of the Compensation Committee of the Board. Mr. Yanover founded Computer Leasing Corporation of Michigan, a private leasing company, in 1975 and served as its President from its founding until 2007, at which time Mr. Yanover retired. Mr. Yanover also founded Lason, Inc., a corporation specializing in the imaging business, and served as Chairman of the Board from its inception in 1987 until 1998 and as a director through February 2001.

Al Leiter has served as director of Ultimate since October 2006 and is a member of the Compensation Committee.  Mr. Leiter was a three-time Major League Baseball World Champion and two-time All-Star pitcher formerly with the New York Yankees, New York Mets, Toronto Blue Jays, and Florida Marlins, and has been an official spokesperson for Ultimate since 2002.  Mr. Leiter has served as a television commentator for the Yankees Entertainment and Sports Network since 2006 and as an analyst with MLB Network since January 2009.  Mr. Leiter is president and founder of Leiter’s Landing, a charitable organization formed in 1996.  Mr. Leiter has served on the Executive Committee of New York City’s official tourism marketing organization, NYC & Company, since 2000 and is on the Board of Directors of America’s Camp, a legacy organization of the Twin Towers Fund, on which he also served as a board member.

Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal.  Messrs. Scott Scherr and Al Leiter serve on the Board in the class whose term expires at the Annual Meeting of stockholders (the “Annual Meeting”) in 2010.  Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting in 2011.  Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting in 2012.

Code of Ethics

Ultimate has adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act.  Ultimate’s Code of Ethics applies to its principal executive officer, principal financial officer and principal accounting officer.  A copy of Ultimate’s Code of Ethics is posted on Ultimate’s website at www.ultimatesoftware.com.  In the event that Ultimate makes any amendments to, or grants any waiver from, a provision of the Code of Ethics that requires disclosure under Item 5.05 of Form 8-K, Ultimate will post such information on its website.

Corporate Governance

The Board does not have a standing nominating committee or committee performing similar functions.  The Board has determined that it is appropriate not to have a nominating committee because of the relatively small size of the Board and because the entire Board functions in the capacity of a nominating committee.

When considering potential director candidates, the Board considers the candidate’s independence (as mandated by the NASDAQ rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of Ultimate and the Board.  Other information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2010 under the heading “Corporate Governance, Board Meetings and Committees of the Board.”  In 2009, Ultimate did not pay any fees to a third party to assist in identifying or evaluating potential nominees.

The Board will consider director candidates recommended by Ultimate’s stockholders in a similar manner as those recommended by members of management or other directors.

Other Information

The information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2010 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees of the Board-Audit Committee.”

Item 11.                      Executive Compensation

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2010 Annual Meeting under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2010 Annual Meeting under the heading “Security Ownership of Certain Beneficial Owners and Management.”  See page [28] of this Form 10-K for information related to our equity compensation plans.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2010 Annual Meeting under the headings “Certain Related Transactions” and “Corporate Governance, Board Meetings and Committees of the Board.”

Item 14.                      Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2010 Annual Meeting under the heading “KPMG LLP Fees.”

PART IV

Item 15.                      Exhibits and Financial Statement Schedule

Documents filed as part of this Form 10-K:

(1)	Consolidated Financial Statements. The following consolidated financial statements of Ultimate are included in Part II, Item 8, of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

        (2)                  Consolidated Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm

Schedule II — Valuation and Qualifying Accounts

(3)	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the
Registration Statement on Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the “Registration Statement”)
3.2	Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 2 to Ultimate’s Current Report on Form 8-K dated October 23, 1998)
3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.5 to the Registration Statement)
4.1	Form of Certificate for the Common Stock, par value $0.01 per share **
4.2	Form of Warrant for Common Stock (incorporated by reference to
Exhibit 4.4 to Ultimate’s Registration Statement on Form S-3 (File No. 333-107527), initially filed July 31, 2003)
10.1	Shareholders Rights Agreement, dated June 6, 1997 among Ultimate and certain stockholders named therein **
10.2	Asset Purchase Agreement, dated February 2, 1998, among The Ultimate Software Group of Virginia, Inc., Ultimate and certain principals named therein **
10.3	Asset Purchase Agreement, dated February 2, 1998, among Ultimate,
The Ultimate Software Group of the Carolinas, Inc. and certain principals name therein **
10.4	Asset Acquisition Agreement, dated February 20, 1998, among Ultimate,
The Ultimate Software Group of Northern California, Inc. and certain principals named therein **
10.5	Asset Purchase Agreement dated March 4, 1998, among Ultimate, Ultimate Investors Group, Inc. and certain principals name therein **
10.6	Agreement and Plan of Merger dated February 24, 1998, among Ultimate, ULD Holding Corp.,
Ultimate Software Group of New York and New England, G.P. and certain principals named therein **
10.7	Nonqualified Stock Option Plan, as amended and restated as of December 20, 2002
(incorporated by reference to the corresponding exhibit in Ultimate’s Annual Report on Form 10-K dated March 31, 2003)
10.8	Commercial Office Lease agreement by and between UltiLand, Ltd., a Florida limited partnership, and Ultimate, dated December 31, 1998 (incorporated by reference herein to corresponding exhibit in Ultimate’s Annual Report on Form 10-K dated March 31, 1999)
10.9	Rights Agreement, dated as of October 22, 1998, between Ultimate and BankBoston, N.A., as Rights Agent. The Rights Agreement includes the Form of Certificate of Designations of Series A

Junior Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 2 to Ultimate’s Current Report on Form 8-K dated October 23, 1998)

10.10	Commercial Office Lease by and between UltiLand, Ltd., a Florida limited partnership and Ultimate, dated December 22, 1998 (incorporated by reference to Exhibit 10.1 to Ultimate’s Quarterly Report on Form 10-Q dated August 15, 1999)
10.11	Letter Agreement between Aberdeen Strategic Capital LP and Ultimate, dated October 21, 1999
(incorporated herein by reference to Exhibit 10.1 to Ultimate’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.12	Warrant issued to Aberdeen Strategic Capital LP (incorporated by reference to Exhibit 10.2 to the
Company’s Quarterly Report on Form 10-Q dated November 15, 1999)
10.13	Software License Agreement between Ultimate and Ceridian
Corporation dated as of March 9, 2001 (incorporated by reference to Exhibit 10.17 to Ultimate’s
Annual Report on Form 10-K dated March 27, 2001)
10.14	Letter amendment between Ultimate and Ceridian Corporation dated as of August 9, 2001
(incorporated by reference to Exhibit 10.14 to Ultimate’s Annual Report on Form 10-K
dated March 29, 2002)
10.15	Letter amendment between Ultimate and Ceridian Corporation dated as of February 5, 2002
(incorporated by reference to Exhibit 10.15 to Ultimate’s Annual Report on Form 10-K
dated March 29, 2002)
10.16	Loan and Security Agreement by and between Ultimate and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.16 to Ultimate’s
Annual Report on Form 10-K dated March 29, 2002)
10.17	Revolving Promissory Note by and between Ultimate and Silicon Valley Bank dated as of November 29, 2001 (incorporated by reference to Exhibit 10.17 to Ultimate’s
Annual Report on Form 10-K dated March 29, 2002)
10.18	Equipment Term Note by and between Ultimate and Silicon Valley Bank dated as of
November 29, 2001 (incorporated herein by reference to Exhibit 10.18 to Ultimate’s Annual Report on Form 10-K dated March 29, 2002)
10.19	Services Agreement between Ultimate and Ceridian Corporation dated as of February 10, 2003
(incorporated by reference to the corresponding exhibit in Ultimate’s Annual Report on Form 10-K dated March 31, 2003)
10.20	Third Loan Modification Agreement by and between Ultimate
and Silicon Valley Bank dated March 27, 2003 (incorporated by reference to the corresponding exhibit in Ultimate’s Annual Report on Form 10-K dated March 31, 2003)
10.21	Fourth Loan Modification Agreement by and between Ultimate
and Silicon Valley Bank dated as of April 29, 2003 (incorporated by reference to Exhibit 10.10 to Ultimate’s Quarterly Report on Form 10-Q dated May 14, 2003)
10.22	Change in Control Bonus Plan for Executive Officers, effective
March 5, 2004 (incorporated by reference to Exhibit 10.1 to Ultimate’s Quarterly Report on Form 10-Q dated May 13, 2004)
10.23	Fifth Loan Modification Agreement by and between Ultimate
and Silicon Valley Bank dated as of May 28, 2004 (incorporated by reference to Exhibit 10.1 to Ultimate’s Quarterly Report on Form 10-Q dated August 12, 2004)
10.24	Silicon Valley Bank Second Amended and Restated Revolving Promissory Note by and between
Ultimate and Silicon Valley Bank dated May 28, 2004 (incorporated by reference to Exhibit 10.2 to Ultimate’s Quarterly Report on Form 10-Q dated August 12, 2004)
10.25	Amended Nonqualified stock option agreement (incorporated by reference to Exhibit 10.1 to Ultimate’s Form 8-K dated January 3, 2006)
10.26	Amended Director Fee Option Award Agreement (incorporated by reference to Exhibit 10.2 to Ultimate’s Form 8-K dated January 3, 2006)
10.27	Amended Director Fee Option Agreement for Non-Employee Directors (as incorporated by reference to Exhibit 10.27 to Ultimate’s Annual Report on Form 10-K dated March 15, 2006)
10.28	Entry into a Material Definitive Agreement with executives (incorporated by reference to Ultimate’s Form 8-K, Item 1.01 dated February 10, 2006)
10.29	Seventh Loan Modification Agreement between Ultimate and Silicon Valley Bank
(incorporated by reference to Exhibit 10.1 to Ultimate’s Form 8-K dated June 17, 2005)
10.30	Term Note between Ultimate and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to Ultimate’s Form 8-K dated June 17, 2005)
10.31	Notice of Termination of License Agreement and Acknowledgement of Receipt by
Ceridian Corporation dated, March 9, 2006 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, dated March 15, 2006)
10.32
 Commercial Office Lease by and between ROHO Ultimate, LTD. II, a Florida limited partnership     (“Landlord”) and Ultimate  dated May 23, 2001 (incorporated by reference to Exhibit 10.32 to the  Company’s Annual Report on Form 10-K, dated March 15, 2006)

10.33
  Agreement of Purchase and Sale by and between Parry F. Goodman and Ivy Goodman and Robert J. Manne and/or assigns dated September 22, 2004  (incorporated by reference to Exhibit 10.33 to the  Company’s Annual Report on Form 10-K, dated March 15, 2006)

10.34
 Assignment of Agreement of Purchase and Sale by and between Robert J. Manne a/k/a Robert Manne and Ultimate dated October 26, 2004 (incorporated by reference to Exhibit 10.34 to Ultimate’s Annual Report on Form 10-K, dated March 15, 2006)

10.35
 Weston Town Center South Office Building Lease between South Office Building-DLB, LLC, a Florida Limited Liability Company, South Office Building Bagtrust, LLC, a Florida Limited Liability Company, and South Office Building-BJB, LLC, a Florida Limited Liability Company, and Ultimate and Weston Common Area LTD., dated August 18, 2005 (incorporated by reference to Exhibit 10.35 to Ultimate’s Annual Report on Form 10-K, dated March 15, 2006)

10.36
Galleria Atlanta office lease agreement between Galleria 600, LLC, a Delaware limited liability company, and Ultimate, dated April 27, 2006  (incorporated by reference to Exhibit 10.36 to Ultimate’s Quarterly Report on Form 10-Q, dated August 8, 2006

10.37
 Lease of Office Space by and between OMERS Realty Corporation CPP Investment Board Real Estate Holdings Inc., and The Ultimate Group of Canada, Inc., dated August 22, 2006 (incorporated by reference to Exhibit 10.37 to Ultimate’s Quarterly Report on Form 10-Q, dated November 8, 2006)

10.38
 Indemnity Agreement between OMERS Realty Corporation, CPP Investment Board Real Estate Holdings, Inc., and Ultimate dated August 22, 2006 (incorporated by reference to Exhibit 10.38 to Ultimate’s Quarterly Report on Form 10-Q, dated  November 8, 2006)

10.39
 Amendment to Lease by and between ROHO Ultimate, Ltd. I (“Landlord”) and Ultimate Group. Inc. (“Tenant”) for Demised premises at 2000 Ultimate Way, Weston, FL 33326 (the “Premises”) dated February 15, 2000 (incorporated by reference to Exhibit 10.39 to Ultimate’s Annual Report on Form 10-K, dated March 16, 2007)

10.40
 Lease Relating to Unit 2 Sceptre House, Hornbeam Park, Harrogate between St. James Property Management Limited (“The Landlord”) And RTIX Limited (“The Tenant”) dated May 25, 2005 (incorporated by reference to Exhibit 10.40 to Ultimate’s Annual Report on Form 10-K, dated March 16, 2007)

10.41
 Counterpart/Underlease relating to Unit 2 Second Floor Sceptre House Hornbeam Square North Hornbeam Business Park, Harrogate between RTIX Limited (“The Landlord”) and First 4 IT Limited to (“The Tenant”) dated May 25, 2005 (incorporated by reference to Exhibit 10.41 to Ultimate’s Annual Report on Form 10-K, dated March 16, 2007)

10.42
 First Amendment to Lease between Galleria 600, LLC (“Landlord”) and Ultimate, dated August 18, 2006 (incorporated by reference to Exhibit 10.42 to Ultimate’s Annual Report on Form      10-K, dated March 16, 2007)

10.43
 Amended and Restated Change in Control Bonus Plan for Executive Officers, effective July 24, 2007 (incorporated by reference to Exhibit 10.1 to Ultimate’s Quarterly Report on Form 10-Q, dated August 8, 2007)

10.44	Amended and Restated 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Ultimate’s Form 8-K, dated May 18, 2009)
10.45
 Commercial lease between Weston Office, LLC (“Landlord”) and Ultimate, dated January 18, 2008 (incorporated by reference to Exhibit 10.45 to Ultimate’s Annual Report on Form 10-K, dated March 13, 2008)

10.46
Amended and Restated Rights Agreement, dated as of August 26, 2008, between Ultimate and Computershare Trust Company, N.A., as Rights Agent.  The Rights Agreement includes the Form of Certificate Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference herein to Exhibit 4.1 to Ultimate’s Current Report on Form 8-K dated September 2, 2008).

10.47
Commercial lease between AGF Woodfield Owner, L.L.C., (“Landlord”) and Ultimate, dated October 31, 2008 (incorporated by reference to Exhibit 10.47 to Ultimate’s Annual Report on Form 10-K, dated March 2, 2009)

10.48
Commercial lease between 300 Galleria Parkway Associates, L.P., (“Landlord”) and Ultimate, dated September 8, 2009 (incorporated by reference to Exhibit 10.33 to Ultimate’s Quarterly Report on Form 10-Q, dated November 9, 2009)

10.49
Commercial lease between RT Twenty-Sixth Pension Properties Limited (“Landlord”) and Ultimate, dated September 4, 2009 (incorporated by reference to Exhibit 10.34 to Ultimate’s Quarterly Report on Form 10-Q, dated November 9, 2009)

21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to Ultimate’s Quarterly Report on Form 10-Q, dated November 8, 2007)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

* Filed herewith.
**  Incorporated by reference to the corresponding exhibit in Ultimate’s Registration Statement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

Under date of March 5, 2010, we reported on the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, which report appears in the December 31, 2009 Annual Report on Form 10-K of the Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP
March 5, 2010
Miami, Florida
Certified Public Accountants

SCHEDULE II

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Classification	Balance at Beginning of Year	Charged to Expenses and Other		Write-offs and Other		Balance at End of Year
Allowance for doubtful accounts:

December 31, 2009	$700	$972		$(1,072)		$600
December 31, 2008	700	1,546		(1,546)		700
December 31, 2007	500	1,505		(1,305)		700

Valuation allowance for deferred tax asset:	Balance at Beginning of Year	Charged to Expenses and Other		Write-offs and Other		Balance at End of Year

December 31, 2009	$5,657	(685	)(3)	$–		$4,972
December 31, 2008	5,592	65	(1)	–		5,657
December 31, 2007	32,455	–		(26,863	) (2)	5,592

(1) Represents an increase in the valuation allowance primarily due to foreign operations.
(2) Represents a decrease in the valuation allowance for the release of the reserves against deferred tax assets.
(3) Represents a decrease in the allowance primarily for the recognition in equity of stock-based payment deductions.

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

Date:  March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr	President, Chief Executive	March 5, 2010
Scott Scherr	Officer and Chairman of the
Board

/s/ Mitchell K. Dauerman	Executive Vice President,	March 5, 2010
Mitchell K. Dauerman	Chief Financial Officer and
Treasurer (Principal Financial
and Accounting Officer)

/s/ Marc D. Scherr	Vice Chairman of the Board	March 5, 2010
Marc D. Scherr	and Chief Operating Officer

/s/ James A. FitzPatrick, Jr.	Director	March 5, 2010
James A. FitzPatrick, Jr.

/s/ LeRoy A. Vander Putten	Director	March 5, 2010
LeRoy A. Vander Putten

/s/ Rick Wilber	Director	March 5, 2010
Rick Wilber

/s/ Robert A. Yanover	Director	March 5, 2010
Robert A. Yanover

/s/ Alois T. Leiter	Director	March 5, 2010
Alois T. Leiter