Form 10-Q
period 2010-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2010-05-10
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010, there were 24,924,605 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES (“ULTIMATE”)

i

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of	As of
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$25,583	$23,684
Short-term investments in marketable securities	8,286	8,079
Accounts receivable, net of allowance for doubtful accounts of $700 for 2010 and $600 for 2009	37,880	38,450
Prepaid expenses and other current assets	16,649	15,594
Deferred tax assets, net	1,137	1,128
Total current assets before funds held for customers	89,535	86,935
Funds held for customers	73,814	23,560
Total current assets	163,349	110,495
Property and equipment, net	18,965	19,496
Capitalized software, net	4,125	4,463
Goodwill	3,025	3,198
Long-term investments in marketable securities	1,239	1,444
Other assets, net	12,185	12,298
Long-term deferred tax assets, net	20,171	19,736
Total assets	$223,059	$171,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,909	$4,476
Accrued expenses	9,112	9,972
Current portion of deferred revenue	59,380	60,980
Current portion of capital lease obligations	1,952	1,897
Total current liabilities before customer funds obligations	76,353	77,325
Customer funds obligations	73,814	23,560
Total current liabilities	150,167	100,885
Deferred revenue, net of current portion	7,785	7,579
Deferred rent	3,113	3,186
Capital lease obligations, net of current portion	1,910	1,710
Total liabilities	162,975	113,360
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 27,954,350 and 27,620,384 shares issued in 2010 and 2009, respectively	280	276
Additional paid-in capital	190,133	184,256
Accumulated other comprehensive loss	(834)	(696)
Accumulated deficit	(54,155)	(54,410)
	135,424	129,426
Treasury stock, 3,105,925 and 2,985,425 shares, at cost, for 2010 and 2009, respectively	(75,340)	(71,656)
Total stockholders’ equity	60,084	57,770
Total liabilities and stockholders’ equity	$223,059	$171,130

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2010	2009
Revenues:
Recurring	$39,476	$30,888
Services	15,591	15,930
License	628	2,001
Total revenues	55,695	48,819

Cost of revenues:
Recurring	11,433	8,906
Services	13,181	12,327
License	100	337
Total cost of revenues	24,714	21,570
Gross profit	30,981	27,249
Operating expenses:
Sales and marketing	15,116	13,835
Research and development	10,293	9,338
General and administrative	5,016	4,557
Total operating expenses	30,425	27,730
Operating income (loss)	556	(481)

Other (expense) income:
Interest expense and other	(48)	(44)
Other income, net	14	72
Total other (expense) income, net	(34)	28
Income (loss) before income taxes	522	(453)
(Expense) benefit for income taxes	(267)	40
Net income (loss)	$255	$(413)

Net income (loss) per share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	24,755	24,292
Diluted	26,823	24,292

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Three Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$255	$(413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,021	2,928
Provision for doubtful accounts	554	376
Tax charge for equity awards	(516)	–
Non-cash stock-based compensation expense	3,391	3,315
Deferred income taxes	208	(40)
Changes in operating assets and liabilities:
Accounts receivable	16	5,885
Prepaid expenses and other current assets	(1,055)	(210)
Other assets	39	–
Accounts payable	1,433	(1,651)
Accrued expenses and deferred rent	(933)	(4,499)
Deferred revenue	(1,394)	(2,228)
Net cash provided by operating activities	5,019	3,463

Cash flows from investing activities:
Purchases of property and equipment	(1,207)	(1,173)
Purchases of marketable securities	(2,100)	(308)
Maturities of marketable securities	2,098	3,304
Net purchases of securities with customer funds	(50,254)	(3,149)
Capitalized software	–	(630)
Net cash used in investing activities	(51,463)	(1,956)

Cash flows from financing activities:
Repurchases of common stock	(3,684)	–
Principal payments on capital lease obligations	(614)	(605)
Net increase in customer fund obligations	50,254	3,149
Net proceeds from issuances of Common Stock	2,352	443
Net cash provided by financing activities	48,308	2,987

Effect of exchange rate changes on cash	35	(3)
Net increase in cash and cash equivalents	1,899	4,491
Cash and cash equivalents, beginning of period	23,684	17,200
Cash and cash equivalents, end of period	$25,583	$21,691

Supplemental disclosure of cash flow information:
Cash paid for interest	$43	$35
Cash paid for income taxes	$18	$34

Supplemental disclosure of non-cash financing activities:
- Ultimate entered into capital lease obligations to acquire new equipment totaling $869 and $747 for the three months ended March 31, 2010 and March 31, 2009, respectively.
- Ultimate entered into an agreement to purchase certain source code from a third-party vendor for $2.0 million, of which
$0.5 million was paid during the three months ended March 31, 2009. There were no payments during the three months ended
March 31, 2010.
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance, December 31, 2009	27,620	$276	$184,256	$(696)	$(54,410)	2,985	$(71,656)	$57,770
Net income	–	–	–	–	255	–	–	255
Unrealized loss on foreign currentcy translation adjustments	–	–	–	(138)	–	–	–	(138)
Comprehensive income	–	–	–	–	–	–	–	117
Issuances of Common Stock from exercises of stock options	168	2	2,350	–	–	–	–	2,352
Issuances of Common Stock from restricted stock releases	166	2	–	–	–	–	–	2
Tax charge from equity awards	–	–	(516)	–	–	–	–	(516)
Realized excess stock-based payment deductions	–	–	652					652
Repurchases of Common Stock	–	–	–	–	–	121	(3,684)	(3,684)
Non-cash stock-based compensation	–	–	3,391	–	–	–	–	3,391

Balance, March 31, 2010	27,954	$280	$190,133	$(834)	$(54,155)	3,106	$(75,340)	$60,084

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDTIED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us,” or “our”) is the leading provider of unified, end-to-end human capital management (“HCM”) software-as-a-service (“SaaS”) solutions in North America.  Ultimate’s solutions are available as two solution suites, based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of companies with 1,000 or more employees and UltiPro Workplace (“Workplace”) was developed for companies with fewer than 1,000 employees.  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

2.           Basis of Presentation, Consolidation and the Use of Estimates

The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March , 2010 (the "Form 10-K").

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three months ended March 31, 2010 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

3.Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2009, included in the Form 10-K, have not significantly changed.

Recently Adopted Accounting Pronouncements

In January 2010, we adopted Accounting Standard Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)-Measuring Liabilities at Fair Value” (“ASU 2009-05”).  ASU 2009-05, which amends ASC Topic 820, “Fair Value Measurements,” allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset.  The amendment addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place.  The adoption of ASU 2009-05 did not have an impact on our unaudited condensed consolidated financial statements.

In January 2010, we adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”).  ASU 2010-06 provides amendments to Subtopic 820-10 that (a) require new disclosures as follows: (1) transfers in and out of Levels 1 and 2 and (2) activity in Level 3 fair value measurements, and (b) clarify existing disclosures as follows:  (1) level of disaggregation requiring a reporting entity to provide fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements for Levels 2 and 3.  The adoption of ASU 2010-06 did not have an impact on our unaudited condensed consolidated financial statements.

In February 2010, we adopted ASU 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”).  ASU 2010-09 provides amendments to Subtopic 855-10 as follows: (a) updates the date subsequent events are evaluated depending on the registrant’s classification; (b) adds the definition of SEC filer; (c) removes the requirement of disclosing the date through which subsequent events have been evaluated; (d) removes the definition of public entity; and (e) changes the scope of the reissuance disclosure requirements.  We evaluated events that occurred subsequent to March 31, 2010 and determined that there were no recordable or reportable subsequent events.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13 (EITF 08-1), “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13 (EITF 08-1)”).  ASC Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” (“ASC Subtopic 605-25”), sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”).

ASU 2009-13 (EITF 08-1) amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13 (EITF 08-1).  Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year.  We are evaluating the impact of ASU 2009-13 (EITF 08-1) and are contemplating early adoption.  We do not believe early adoption of ASU 2009-13 (EITF 08-1) will have a material impact on our unaudited condensed consolidated financial statements.

4.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive loss were $5 thousand and $6 thousand of unrealized gains on available-for-sale securities at March 31, 2010 and December 31, 2009, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of March 31, 2010 and December 31, 2009 are shown below (in thousands):

	As of March 31, 2010			As of December 31, 2009
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain	Value	Cost	Gain	Value

Corporate debentures – bonds	$3,028	$3	$3,031	$3,025	$3	$3,028
Commercial paper	1,199	–	1,199	1,499	–	1,499
Agency bonds	1,404	–	1,404	1,407	1	1,408
U.S. Treasury bills	1,998	1	1,999	1,995	2	1,997
U.S. Treasury bonds	501	1	502	501	–	501
Certificates of deposit	1,390	–	1,390	1,090	–	1,090
Total investments	$9,520	$5	$9,525	$9,517	$6	$9,523

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of March 31, 2010 are shown below (in thousands):

	As of March 31, 2010
	Amortized	Fair
	Cost	Value

Due in one year or less	$8,281	$8,286
Due after one year	1,239	1,239
Total	$9,520	$9,525

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any significant transfers into and out of Level 1 and Level 2 during the three months ended March 31, 2010 and the twelve months ended December 31, 2009.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, agency bonds, and U.S. Treasury bills and bonds.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010				As of December 31, 2009
		Quoted				Quoted
		Prices in	Other	Un-		Prices in	Other	Un-
		Active	Observable	Observable		Active	Observable	Observable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$3,031	$–	$3,031	$–	$3,028	$–	$3,028	$–
Commercial paper	1,199	–	1,199	–	1,499	–	1,499	–
Agency bonds	1,404	–	1,404		1,408	–	1,408
U.S. Treasury bills	1,999	–	1,999		1,997	–	1,997
U.S.Treasury bonds	502	–	502		501	–	501
Certificates of deposit	1,390	1,390	–	–	1,090	1,090	–	–
Total	$9,525	$1,390	$8,135	$–	$9,523	$1,090	$8,433	$–

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of March 31, 2010 and in the audited consolidated balance sheet as of December 31, 2009 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of March 31, 2010 and December 31, 2009.

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

Property and equipment as of March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	As of March 31, 2010	As of December 31, 2009
Property and equipment	$74,669	$72,717
Less: accumulated depreciation and amortization	55,704	53,221
	$18,965	$19,496

6.Earnings Per Share

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months ended March 31,
	2010	2009
Basic weighted average shares outstanding	24,755	24,292
Effect of dilutive equity instruments	2,068	–
Dilutive weighted average shares outstanding	26,823	24,292

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income (loss) per share because their impact is anti-dilutive	391	6,406

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

Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Net income (loss)	$255	$(413)
Other comprehensive income (loss)
Unrealized loss on investments in
marketable available-for-sale securities	–	(3)
Unrealized loss on foreign currency
translation adjustments	(138)	(61)
Comprehensive income (loss)	$117	$(477)

8.           Foreign Currency

The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of The Ultimate Software Group UK Limited is the British pound.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in unaudited condensed consolidated stockholders’ equity as a component of accumulated other comprehensive loss.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2010 and March 31, 2009, Ultimate had cumulative unrealized translation losses of $0.1 million and $61 thousand, respectively.  Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, is $0.8 million of unrealized translation losses at March 31, 2010 and $0.7 million in unrealized translation losses at December 31, 2009.

9.           Stock-Based Compensation

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

As of March 31, 2010, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,500,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,042,391 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Non-cash stock-based compensation expense:
Cost of recurring revenues	$217	$165
Cost of services revenues	341	344
Sales and marketing	1,719	1,788
Research and development	327	302
General and administrative	787	716
Total non-cash stock-based compensation expense	$3,391	$3,315

Net cash proceeds from the exercise of stock options were $2.4 million for the three months ended March 31, 2010, and $0.4 million for the three months ended March 31, 2009. There was a $0.7 million income tax benefit recognized in additional paid in capital from the realization of excess share-based payment deductions during the three months ended March 31, 2010.  There was no income tax benefit realized from stock option exercises during the three months ended March 31, 2009.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the three months ended March 31, 2010.  The following table summarizes stock option activity (for previously granted stock options) for the three months ended March 31, 2010 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2009	4,165	$17.79	5.55	$49,687
Granted	–	–
Exercised	(168)	14.01
Forfeited or expired	(7)	26.27
Outstanding at March 31, 2010	3,990	$17.93	5.38	$60,010

Exercisable at March 31, 2010	3,638	$16.87	5.13	$58,591

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.  The amount of the aggregate intrinsic value changes based on the fair value of Ultimate’s Common Stock.  Total intrinsic value of options exercised was $2.9 million for the three months ended March 31, 2010 and $0.6 million for the three months ended March 31, 2009.  Total fair value of options vested during the three months ended March 31, 2010 was $3.5 million and $3.2 million for the three months ended March 31, 2009.

As of March 31, 2010, $2.6 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.02 years.

During the three months ended March 31, 2010 and March 31, 2009, we granted Restricted Stock Awards for 8,310 shares and 10,580 shares, respectively, of Common Stock to non-employee directors.  There were 140,400 and 158,760 Restricted Stock Unit Awards granted to employees during the three months ended March 31, 2010 and March 31, 2009, respectively.  During the three months ended March 31, 2010, 105,000 shares of Common Stock previously issued under Restricted Stock Awards became vested.  No shares of Common Stock issued under Restricted Stock Awards became vested during the three months ended March 31, 2009.  During the three months ended March 31, 2010, 79,146 shares became payable under Restricted Stock Unit Awards that vested during such period.  18,012 of such shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such Awards, and 61,134 of such shares were issued to the holders of such Awards.  No Restricted Stock Unit Awards became vested and no payments were made under Restricted Stock Units during the three months ended March 31, 2009.

The following table summarizes restricted stock and restricted stock unit activity for the three months ended March 31, 2010 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
		Weighted
		Average
		Grant Date
	Shares	Fair Value	Shares
Outstanding at December 31, 2009	1,405	$24.36	247
Granted	8	30.29	140
Vested	(105)	21.60	(79)
Forfeited or expired	–	–	(1)
Outstanding at March 31, 2010	1,308	$24.62	307

As of March 31, 2010, $15.9 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards were expected to be recognized over a weighted average period of 2.0 years.  As of March 31, 2010, $6.1 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards were expected to be recognized over a weighted average period of 2.4 years.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2010 (the “Form 10-K”).

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2009, included in the Form 10-K, have not significantly changed.

Overview

Ultimate is the leading provider of unified, end-to-end human capital management (“HCM”) software-as-a-service (“SaaS”) solutions in North America.

Ultimate’s UltiPro software (“UltiPro”) is a comprehensive Internet-based solution delivered primarily as an online service and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, HCM and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting for compensation management, reporting and analytical decision-making tools, time and attendance, and a self-service Web portal for executives, managers, administrators, and employees.

Our SaaS offering of UltiPro, branded “Intersourcing” (the “SaaS Offering”), provides on-line access to comprehensive human capital management functionality for organizations that want to simplify the information technology (“IT”) support requirements of their business applications. We have found that our SaaS Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the SaaS Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are managed at three data centers, one located in the Miami, Florida area, one in the Atlanta, Georgia area, and another in Toronto, Canada. All data centers are owned and operated by independent third parties.

UltiPro is available as two solution suites, based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of companies with 1,000 or more employees and is delivered primarily through SaaS but is also available as an on-premise solution.  UltiPro Workplace (“Workplace”) was designed for companies with fewer than 1,000 employees and is delivered exclusively through SaaS.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have IT staff on their premises to help with system issues, UltiPro Workplace is designed to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”  UltiPro is marketed primarily through Ultimate’s Enterprise and Workplace direct sales teams.

In addition to UltiPro’s core HCM functionality, Ultimate’s customers have the option to purchase a number of additional features on a per-employee-per-month (or “PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features based on certain business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession planning); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management, (v) tax filing; (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”). All Optional Features are individually priced solely on a subscription basis.  Some of the Optional Features are available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, based on the needs of the respective customers, including their employee size and the complexity of their HCM environment.

The key drivers of our business are growth in sales production and the retention of the underlying customers, once our solutions are sold.  For the quarter, our total revenues grew by 14% and our customer retention was 96%, on a trailing twelve-month basis.

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Revenues from our SaaS Offering and maintenance revenues are the primary components of recurring revenues in Ultimate’s unaudited condensed consolidated statements of operations.  The majority of services revenues are derived from implementation services and, to a lesser extent, training services.

Effective April 1, 2009, Ultimate discontinued selling its on-site UltiPro solutions to new customers on a perpetual license basis, although we continue to sell on-site UltiPro solutions on a subscription basis (priced and billed to customers on a PEPM basis). We sell licenses to existing license customers but only in relation to the customer’s employee growth or for Optional Features if they already have a perpetual license for the on-site UltiPro solutions.  After the elimination of new sales of perpetual licenses, the variable costs associated with licenses, such as sales commissions, have also been eliminated. However, there remain certain fixed third-party costs that were formerly allocated to costs of license revenues (in proportion to their contribution to the total sales mix) which have been shifted to costs of recurring revenues. As perpetual license agreements were sold, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter.  We have historically maintained a steady customer retention rate for our renewal maintenance agreements and do not believe our decision to discontinue new sales of perpetual license agreements will materially affect our future maintenance revenues (as they relate to existing license customers).

As SaaS units are sold, the recurring revenue backlog associated with the SaaS Offering grows, enhancing the predictability of future revenue streams.  SaaS sales of UltiPro include a one-time upfront (or setup) fee, priced on a per-employee basis, and ongoing monthly fees, priced on a PEPM basis.  Revenue recognition for the SaaS Offering is triggered when the related customer processes its first payroll (or goes “Live”).  When a SaaS customer goes Live, the related upfront fees are recognized as recurring subscription revenues ratably over the term of the related contract (typically 24 months) and we begin recognizing the associated ongoing monthly PEPM fees.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Ultimate’s critical accounting estimates, as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Form 10-K, have not significantly changed.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
Revenues:
Recurring	70.9%	63.3%
Services	28.0	32.6
License	1.1	4.1
Total revenues	100.0	100.0
Cost of revenues:
Recurring	20.5	18.2
Services	23.7	25.3
License	0.2	0.7
Total cost of revenues	44.4	44.2
Operating expenses:
Sales and marketing	27.1	28.4
Research and development	18.5	19.1
General and administrative	9.0	9.3
Total operating expenses	54.6	56.8
Operating income (loss)	1.0	(1.0)
Other income (expense):
Interest expense and other	(0.1)	–
Other income, net	–	0.1
Total other income, net	(0.1)	0.1
Income (loss) before income taxes	0.9	(0.9)
(Expense) benefit for income taxes	(0.5)	–
Net income (loss)	0.4%	(0.9	) %

The following table sets forth the non-cash stock-based compensation expense (excluding the income tax effect) resulting from the stock-based arrangements and the amortization of acquired intangibles that are recorded in our unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Stock-based compensation:
Cost of recurring revenues	$217	$165
Cost of services revenues	341	344
Sales and marketing	1,719	1,788
Research and development	327	302
General and administrative	787	716
Total non-cash stock-based compensation expense	$3,391	$3,315

Amortization of acquired intangibles:
General and administrative	$74	$46

Revenues

Our revenues are derived from recurring revenues and services revenues and, to a lesser extent, license revenues.  Our significant revenue recognition policies, as discussed in Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2009, included in the Form 10-K, have not changed.

Total revenues, consisting of recurring, services and license revenues, increased 14.1% to $55.7 million for the three months ended March 31, 2010 from $48.8 million for the three months ended March 31, 2009.

Recurring revenues increased 27.8 % to $39.5 million for the three months ended March 31, 2010 from $30.9 million for the three months ended March 31, 2009. The increase for the three months ended March 31, 2010 was primarily due to increases in revenues from our SaaS Offering and, to a lesser extent, maintenance revenues.

a)

Revenues from our SaaS Offering increased 40.1% for the three months ended March 31, 2010, in comparison to the same period in 2009. This increase was based on the revenue impact of incremental units sold that have gone Live since March 31, 2009, including UltiPro and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring subscription revenues for sales from our SaaS Offering begins when the related customer goes Live.

b)
Maintenance revenues decreased 2.6% for the three months ended March 31, 2010, in comparison to the same period in 2009.  This decrease was primarily due to the fact that we no longer sell perpetual licenses to new customers, partially offset by maintenance revenues from renewals of existing license customers.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.

Services revenues decreased 2.1% to $15.6 million for the three months ended March 31, 2010 from $15.9 million for the three months ended March 31, 2009. The decrease for the three months ended March 31, 2010 was mainly due to (i) less billable hours from fewer Ultimate revenue-generating consultants for Enterprise sales and, to a lesser extent, from the reduced use of third party implementation partners and (ii) a decrease in the Enterprise blended net rate per hour, partially offset by (iii) higher implementation revenues recognized for Workplace sales.

 License revenues decreased 68.6% to $0.6 million for the three months ended March 31, 2010, from $2.0 million for the three months ended March 31, 2009.   The $1.4 million decrease  in the three month period ended March 31, 2010 was principally due to Ultimate’s decision not to sell perpetual licenses to new customers after April 1, 2009 as there were no new sales of perpetual licenses in the quarter ended March 31, 2010. However, we did sell licenses of Optional Features to existing license customers during the first fiscal quarter of 2010.

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide maintenance and technical support to Ultimate’s customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to Ultimate’s customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain client reimbursable out-of-pocket expenses.

Total cost of revenues increased 14.6% to $24.7 million for the three months ended March 31, 2010 from $21.6 million for the three months ended March 31, 2009.

Cost of recurring revenues increased 28.4% to $11.4 million for the three months ended March 31, 2010 from $8.9 million for the three months ended March 31, 2009. The $2.5 million increase in cost of recurring revenues for the three months ended March 31, 2010 was primarily due to increases in both maintenance costs and SaaS costs.  Maintenance costs increased primarily due to higher labor costs commensurate with the growth in Ultimate’s recurring revenues customer base.  SaaS costs increased principally as a result of the growth in SaaS operations and increased sales, including increased third party data center costs, increased labor costs, and, to a lesser extent, amortization of capitalized software and increased third-party license fees to support the growth in sales from our SaaS Offering.

Cost of services revenues increased 6.9% to $13.2 million for the three months ended March 31, 2010 from $12.3 million for the three months ended March 31, 2009. Cost of services revenues increased for the three months ended March 31, 2010 primarily due to an increase in labor costs from Workplace implementation services as we continued to build the infrastructure for Workplace to support the growth in sales.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 9.3% to $15.1 million for the three months ended March 31, 2010 from $13.8 million for the three months ended March 31, 2009. The $1.3 million increase in sales and marketing expenses was primarily due to increased labor and related costs attributable to hiring additional personnel for the Workplace direct sales team and higher sales commissions principally related to increased recurring subscription revenues from our SaaS Offering for both Enterprise and Workplace. Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the revenue recognition for SaaS sales.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 10.2% to $10.3 million for the three months ended March 31, 2010 from $9.3 million for the three months ended March 31, 2009 principally due to higher labor costs related to the ongoing development of core UltiPro and Optional Features.
General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 10.1% to $5.0 million for the three months ended March 31, 2010 from $4.6 million for the three months ended March 31, 2009.  The $0.4 million increase in general and administrative expenses was primarily due to higher labor and related costs and an increase in the provision for doubtful accounts.

Income Taxes

Income taxes for the three months ended March 31, 2010 included a consolidated provision of $0.3 million. Income taxes for the three months ended March 31, 2009 included a consolidated benefit of $40 thousand.

At December 31, 2009, we had approximately $82.1 million and $0.8 million of net operating loss carryforwards for Federal and foreign income tax reporting purposes, respectively, available to offset future taxable income.  Of the total net operating loss carryforwards, approximately $82.1 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options, the benefit of which will primarily be credited to paid-in capital and deferred tax assets when realized.  Such carryforwards expire from 2011 through 2029.  Utilization of such carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments.

The balance of deferred tax assets, net of deferred tax liabilities, was $21.3 million as of March 31, 2010.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of March 31, 2010, we had $35.1 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $1.9 million since December 31, 2009.
This $1.9 million increase was primarily due to cash provided by operations of $5.0 million, partially offset by cash purchases of property and equipment (including principal payments on financed purchases) of $1.8 million and repurchases of Common Stock (net of proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises) of $1.3 million.

Net cash provided by operating activities was $5.0 million for the three months ended March 31, 2010 as compared to $3.5 million for the three months ended March 31, 2009. This $1.5 million increase was primarily due to decreases in vendor payments, partially offset by an increase in accounts receivable (net of deferred revenue) which is related to our sales growth.

Net cash used in investing activities was $51.4 million for the three months ended March 31, 2010 as compared to $2.0 million for the three months ended March 31, 2009.  The increase of $49.4 million from the comparable period in 2009 was primarily attributable to an increase in funds received from and held on behalf of Ultimate’s customers using the UltiPro tax filing offering (“UltiPro Tax Filing Customer Funds”), with such funds being invested by us in overnight repurchase agreements backed by U.S. Treasury or U.S. Government Agency securities of $47.1 million, and an increase in cash purchases of marketable securities of $1.8 million, partially offset by a decrease in cash provided from the maturities of marketable securities of $1.2 million and, to a lesser extent, a decrease in capitalized software costs of $0.6 million.

Net cash provided by financing activities was $48.3 million for the three months ended March 31, 2010 as compared to $3.0 million for the three months ended March 31, 2009. The $45.3 million increase was primarily related to an increase of $47.1 million in UltiPro Tax Filing Customer Funds received, and a $1.9 million increase in proceeds from the issuance of Common Stock from stock option exercises, partially offset by a $3.7 million increase in repurchases of Common Stock pursuant to Ultimate’s stock repurchase plan.

Days sales outstanding, calculated on a trailing three-month basis, as of March 31, 2010 and March 31, 2009, were 61 days and 60 days, respectively.

Deferred revenues were $67.2 million at March 31, 2010, as compared to $68.6 million at December 31, 2009.  The decrease of $1.4 million in deferred revenues was primarily due to decreased deferred maintenance revenues partially offset by increased deferred SaaS revenues.  During the three months ended March 31, 2010, deferred maintenance revenues reflected the cyclical nature of the annual maintenance renewals whereby the amounts recognized as maintenance revenues exceeded the amounts deferred from billing annual renewals.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

 We did not have any material commitments for capital expenditures as of March 31, 2010.

Off-Balance Sheet Arrangements

We do not, and as of March 31, 2010 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Quarterly Fluctuations

Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Our operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development, sales and marketing and the use of third-party consultants), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by us or our competitors and capital spending patterns of our customers. We establish our expenditure levels based upon our expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for our products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal years or for any future periods. As a result of these factors, there can be no assurance that we will be able to maintain profitability on a quarterly basis. We believe that, due to the underlying factors for quarterly fluctuations, quarter-to-quarter comparisons of Ultimate’s operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

Forward-Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the Securities and Exchange Commission.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-Q and the Form 10-K, including the risk factors set forth in Part I, Item 1A of the Form 10-K. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of Ultimate’s operations, we are exposed to certain market risks, primarily interest rate risk and foreign currency risk.  Risks that are either non-financial or non-quantifiable, such as political, economic, tax, or regulatory risks, are not included in the following assessment of our market risks.

Interest Rate Risk. Ultimate is subject to financial market risks, including changes in interest rates and in the valuations of its investment portfolio.  Changes in interest rates could impact Ultimate’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities.  We manage financial market risks, including interest rate risks, in accordance with its investment guideline objectives, including:

•	Maximum safety of principal;
•	Maintenance of appropriate liquidity for regular cash needs;
•	Maximum yields in relationship to guidelines and market conditions;
•	Diversification of risks; and
•	Fiduciary control of all investments.

Ultimate targets its fixed income investment portfolio to have maturities of 24 months or less.  Investments are held to enhance the preservation of capital and not for trading purposes.

Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments include obligations of U.S. government agencies and corporate debt securities.  Corporate debt securities include commercial paper which according to Ultimate’s investment guidelines must carry minimum short-term ratings of P-1 by Moody’s Investor Service, Inc. (“Moody’s”) and A-1 by Standard & Poor’s Ratings Service, a Division of The McGraw-Hill Companies, Inc. (“S&P”).  Other corporate debt obligations must carry a minimum rating of A-2 by Moody’s or A by S&P.  Asset-backed securities must carry a minimum AAA rating by Moody’s and S&P with a maximum average life of two years at the time of purchase.

As of March 31, 2010, total investments in available-for-sale marketable securities were $9.5 million.

As of March 31, 2010, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.5% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its March 31, 2010 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $48 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of Ultimate’s total portfolio of approximately $48 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of March 31, 2010, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended March 31, 2010 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.                      Risk Factors

The risk factors associated with Ultimate’s business, as disclosed in Part I, Item 1A, “Risk Factors,” in the Form 10-K, have not significantly changed.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Purchases of Equity Securities by the Issuer. On October 30, 2000, Ultimate announced that its Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of Ultimate’s issued and outstanding Common Stock (the “Stock Repurchase Plan”).

On February 6, 2007, Ultimate’s Board of Directors extended the Stock Repurchase Plan by authorizing the repurchase of up to 1,000,000 additional shares of Ultimate’s issued and outstanding Common Stock.

On February 5, 2008, Ultimate’s Board of Directors extended the Stock Repurchase Plan further by authorizing the repurchase of up to 1,000,000 additional shares of Ultimate’s issued and outstanding Common Stock.

On October 26, 2009, Ultimate’s Board of Directors extended the Stock Repurchase Plan further by authorizing the repurchase of up to 1,000,000 additional shares of Ultimate’s issued and outstanding Common Stock.  As a result, an aggregate of 1,203,175 shares of Common Stock were available for repurchase under the Stock Repurchase Plan as of October 26, 2009.  Stock repurchases may be made periodically in the open market, in privately negotiated transactions or in a combination of both. The extent and timing of repurchase transactions will depend on market conditions and other business considerations.

 As of March 31, 2010, Ultimate had purchased 3,105,925 shares of Ultimate’s issued and outstanding Common Stock under the Stock Repurchase Plan, with 894,075 shares being available for repurchase in the future.  The detail of Common Stock repurchases for the three months ended March 31, 2010, and the total cumulative number of shares purchased and the maximum number of shares that may yet be purchased under the Stock Repurchase Plan as of March 31, 2010, are as follows:

			Total Cumulative Number of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (1)	Plans or Programs
January 1 – 31, 2010	–	–	2,985,425	1,014,575
February 1 – 28, 2010	78,700	29.96	3,064,125	935,875
March 1 – 31, 2010	41,800	31.99	3,105,925	894,075
Total	120,500	$30.91	3,105,925	894,075

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

ITEM 6.                      Exhibits

Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
____________________

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date: May 10, 2010	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)