Form 10-Q
period 2010-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2010-08-09
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 3, 2010, there were 25,096,745 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES (“ULTIMATE”)

i

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of	As of
	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$22,691	$23,684
Short-term investments in marketable securities	8,169	8,079
Accounts receivable, net of allowance for doubtful accounts of $800 for 2010 and $600 for 2009	42,099	38,450
Prepaid expenses and other current assets	18,358	15,594
Deferred tax assets, net	1,142	1,128
Total current assets before funds held for customers	92,459	86,935
Funds held for customers	48,444	23,560
Total current assets	140,903	110,495
Property and equipment, net	18,057	19,496
Capitalized software, net	3,790	4,463
Goodwill	3,025	3,198
Long-term investments in marketable securities	1,119	1,444
Other assets, net	11,318	12,298
Long-term deferred tax assets, net	20,246	19,736
Total assets	$198,458	$171,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,922	$4,476
Accrued expenses	12,026	9,972
Current portion of deferred revenue	61,468	60,980
Current portion of capital lease obligations	1,967	1,897
Total current liabilities before customer funds obligations	80,383	77,325
Customer funds obligations	48,444	23,560
Total current liabilities	128,827	100,885
Deferred revenue, net of current portion	7,536	7,579
Deferred rent	3,081	3,186
Capital lease obligations, net of current portion	1,803	1,710
Total liabilities	141,247	113,360
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 28,212,156 and 27,620,384 shares issued in 2010 and 2009, respectively	282	276
Additional paid-in capital	196,311	184,256
Accumulated other comprehensive income (loss)	10	(696)
Accumulated deficit	(54,749)	(54,410)
	141,854	129,426
Treasury stock, 3,385,925 and 2,985,425 shares, at cost, for 2010 and 2009, respectively	(84,643)	(71,656)
Total stockholders’ equity	57,211	57,770
Total liabilities and stockholders’ equity	$198,458	$171,130

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Recurring	$41,365	$32,544	$80,813	$63,366
Services	13,032	13,407	28,613	29,322
License	320	1,274	948	3,275
Total revenues	54,717	47,225	110,374	95,963

Cost of revenues:
Recurring	12,048	9,534	23,452	18,407
Services	11,877	11,095	25,058	23,406
License	50	261	150	598
Total cost of revenues	23,975	20,890	48,660	42,411
Gross profit	30,742	26,335	61,714	53,552
Operating expenses:
Sales and marketing	14,580	12,884	29,696	26,719
Research and development	10,520	9,469	20,753	18,695
General and administrative	5,169	4,322	10,170	8,870
Total operating expenses	30,269	26,675	60,619	54,284
Operating income (loss)	473	(340)	1,095	(732)
Other income (expense):
Interest expense and other	(61)	(28)	(106)	(64)
Other income, net	45	39	67	111
Total other income (expense), net	(16)	11	(39)	47
Income (loss) from continuing operations before income taxes	457	(329)	1,056	(685)
(Provision) benefit for income taxes	(186)	72	(465)	88
Income (loss) from continuing operations	$271	$(257)	$591	$(597)
Loss from discontinued operations, net of income taxes	(865)	(73)	(930)	(146)
Net loss	$(594)	$(330)	$(339)	$(743)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.01	$(0.01)	$0.02	$(0.02)
Loss from discontinued operations	$(0.03)	–	$(0.04)	$(0.01)
Total	$(0.02)	$(0.01)	$(0.02)	$(0.03)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.01	$(0.01)	$0.02	$(0.02)
Loss from discontinued operations	$(0.03)	–	$(0.03)	$(0.01)
Total	$(0.02)	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic	24,839	24,414	24,797	24,354
Diluted	26,972	24,414	26,911	24,354

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Six Months
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(339)	$(743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,108	5,914
Provision for doubtful accounts	1,038	528
Non-cash stock-based compensation expense	6,725	6,590
Non-cash realized loss on foreign currency translation adjustment	886	–
Deferred income taxes	(524)	(140)
Changes in operating assets and liabilities:
Accounts receivable	(4,687)	3,958
Prepaid expenses and other current assets	(2,764)	576
Other assets	755	98
Accounts payable	446	(3,778)
Accrued expenses and deferred rent	1,949	(1,418)
Deferred revenue	445	(1,005)
Net cash provided by operating activities	10,038	10,580

Cash flows from investing activities:
Purchases of marketable securities	(4,600)	(1,090)
Maturities of marketable securities	4,835	5,295
Net purchases of securities with customer funds	(24,884)	(1,574)
Capitalized software	–	(631)
Purchases of property and equipment	(2,401)	(2,109)
Net cash used in investing activities	(27,050)	(109)

Cash flows from financing activities:
Repurchases of Common Stock	(12,987)	–
Net proceeds from issuances of Common Stock	4,936	1,719
Excess tax benefit from employee stock plan	950	–
Shares acquired to settle employee tax withholding liability	(552)	–
Principal payments on capital lease obligations	(1,206)	(1,226)
Net increase in customer fund obligations	24,884	1,574
Net cash provided by financing activities	16,025	2,067

Effect of exchange rate changes on cash	(6)	(15)
Net (decrease) increase in cash and cash equivalents	(993)	12,523
Cash and cash equivalents, beginning of period	23,684	17,200
Cash and cash equivalents, end of period	$22,691	$29,723

Supplemental disclosure of cash flow information:
Cash paid for interest	$100	$73
Cash paid for income taxes	$136	$128

Supplemental disclosure of non-cash financing activities:
- Ultimate entered into capital lease obligations to acquire new equipment totaling $1.4 million and $1.2 million for the six months ended June 30, 2010 and June 30, 2009, respectively.
- Ultimate entered into an agreement to purchase certain source code from a third-party vendor for $2.0 million, of which
$0.5 million was paid during the six months ended June 30, 2009. There were no payments during the six months ended
June 30, 2010 as this was fully paid as of June 30, 2009.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance, December 31, 2009	27,620	$276	$184,256	$(696)	$(54,410)	2,985	$(71,656)	$57,770
Net loss	–	–	–	–	(339)	–	–	(339)
Realized foreign currency translation adjustment	–	–	–	886	–	–	–	886
Unrealized loss on foreign currency translation adjustments	–	–	–	(178)	–	–	–	(178)
Unrealized loss on investments in marketable securities				(2)				(2)
Comprehensive income (loss)	–	–	–	–	–	–	–	367
Issuances of Common Stock from exercises of stock options	424	4	4,930	–	–	–	–	4,934
Issuances of Common Stock from restricted stock releases	168	2	–	–	–	–	–	2
Shares acquired to settle employee tax withholding liability	–	–	(552)	–	–	–	–	(552)
Excess tax benefit from employee stock plan	–	–	950					950
Repurchases of Common Stock	–	–	–	–	–	401	(12,987)	(12,987)
Non-cash stock-based compensation	–	–	6,727	–	–	–	–	6,727

Balance, June 30, 2010	28,212	$282	$196,311	$10	$(54,749)	3,386	$(84,643)	$57,211

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOIDATED FINANCIAL STATEMENTS

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

2.           Basis of Presentation, Consolidation and the Use of Estimates

The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 5, 2010 (the “Form 10-K”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three and six months ended June 30, 2010 and June 30, 2009 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated statements of cash flows reflect certain reclassifications from cash flows from operations to cash flows from financing activities. This reclassification is immaterial to the presentation of the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009.

The presentation of the unaudited condensed consolidated statements of operations has been modified to conform with reporting requirements for discontinued operations.  See Note 4 below for further explanation.

3.Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2009, included in the Form 10-K, have not significantly changed.

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition-Milestone Method (Topic 605) Milestone Method of Revenue Recognition” (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate.  It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive.  ASU 2010-17 is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year.  We do not believe the adoption of ASU 2010-17 will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 (EITF 08-1), “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13 (EITF 08-1)”).  ASU 2009-13 (EITF 08-1) amends Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” (“ASC Subtopic 605-25”), which sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.

ASC Subtopic 605-25 requires that there be objective and reliable evidence of the standalone selling price of the undelivered items which must be supported by either vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”).

ASU 2009-13 (EITF 08-1) will eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13 (EITF 08-1).  Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.  ASU 2009-13 (EITF 08-1) is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year.  We are evaluating the impact of ASU 2009-13 (EITF 08-1) and do not believe the adoption of ASU 2009-13 (EITF 08-1) will have a material impact on our consolidated financial statements.

4.          Discontinued Operations

During the second quarter of 2010, Ultimate discontinued the operations of The Ultimate Software Group UK Limited, our wholly-owned subsidiary in the United Kingdom (the “UK Subsidiary”).  Loss from discontinued operations, net of income taxes, for the three months ended June 30, 2010, was principally comprised of $0.9 million from the realization of a non-cash foreign currency translation adjustment.  The discontinuation of the operations of the UK Subsidiary was substantially complete as of June 30, 2010.

The financial results of discontinued operations of the UK Subsidiary are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Total revenues	$10	$80	$48	$160

Pretax income (loss) from UK Subsidiary operations	$18	$(101)	$(59)	$(198)
Loss from disposal of UK Subsidiary (for foreign
currency translation adjustment)	(886)	–	(886)	–
Pretax loss from discontinued operations	(868)	(101)	(945)	(198)
Income tax benefit	3	28	15	52
Loss from discontinued operations, net of income taxes	$(865)	$(73)	$(930)	$(146)

The assets and liabilities of the UK Subsidiary were immaterial, both individually and in the aggregate, and, therefore, are not presented separately in the unaudited condensed financial statements and notes thereto.

5.           Investments in  Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive loss was $4 thousand and $6 thousand of unrealized gains on available-for-sale securities at June 30, 2010 and December 31, 2009, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of June 30, 2010 and December 31, 2009 are shown below (in thousands):

	As of June 30, 2010			As of December 31, 2009
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain	Value	Cost	Gain	Value

Corporate debentures – bonds	$2,868	$1	$2,869	$3,025	$3	$3,028
Commercial paper	600	–	600	1,499	–	1,499
Agency bonds	2,419	–	2,419	1,407	1	1,408
International government bond	305	–	305	–	–	–
U.S. Treasury bills	998	1	999	1,995	2	1,997
U.S. Treasury bonds	1,004	2	1,006	501	–	501
Certificates of deposit	1,090	–	1,090	1,090	–	1,090
Total investments	$9,284	$4	$9,288	$9,517	$6	$9,523

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of June 30, 2010 are shown below (in thousands):

	As of June 30, 2010
	Amortized	Fair
	Cost	Value

Due in one year or less	$8,164	$8,169
Due after one year	1,120	1,119
Total	$9,284	$9,288

We classify and disclose fair value measurements in one of the following three categories of the fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  We did not have available-for-sale securities within Level 3 as of June 30, 2010 and December 31, 2009.  The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any significant transfers into and out of Level 1 and Level 2 during the six months ended June 30, 2010 and the twelve months ended December 31, 2009.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, agency bonds, international government bond and U.S. Treasury bills and bonds.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010			As of December 31, 2009
		Quoted			Quoted
		Prices in	Other		Prices in	Other
		Active	Observable		Active	Observable
		Markets	Inputs		Markets	Inputs
	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Corporate debentures-bonds	$2,869	$–	$2,869	$3,028	$–	$3,028
Commercial paper	600	–	600	1,499	–	1,499
Agency bonds	2,419	–	2,419	1,408	–	1,408
International government bond	305	–	305		–	–
U.S. Treasury bills	999	–	999	1,997	–	1,997
U.S.Treasury bonds	1,006	–	1,006	501	–	501
Certificates of deposit	1,090	1,090	–	1,090	1,090	–
Total	$9,288	$1,090	$8,198	$9,523	$1,090	$8,433

Financial assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of June 30, 2010 and in the audited consolidated balance sheet as of December 31, 2009 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of June 30, 2010 and December 31, 2009.

6.              Property and Equipment

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

Property and equipment as of June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	As of June 30, 2010	As of December 31, 2009
Property and equipment	$76,340	$72,717
Less: accumulated depreciation and amortization	58,283	53,221
	$18,057	$19,496

7.      Earnings Per Share

Basic earnings per share is computed by dividing net inc ome available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.  Due to the discontinued operations of the UK Subsidiary, income from continuing operations was used in determining whether potential common shares are dilutive or anti-dilutive.  For the three and six months ended June 30, 2010, potential common shares were dilutive due to income from continuing operations.  For the three and six months ended June 30, 2009, potential common shares were anti-dilutive due to a loss from continuing operations.

The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	24,839	24,414	24,797	24,354
Effect of dilutive equity instruments	2,133	–	2,114	–
Dilutive weighted average shares outstanding	26,972	24,414	26,911	24,354

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted earnings (loss) per share because their impact is anti-dilutive

	59	6,317	56	6,361

8.           Comprehensive Income (Loss)

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

For the three and six months ended June 30, 2010, we realized a foreign currency translation adjustment for the discontinued operations of our UK Subsidiary.  This was recorded in discontinued operations and represents the reclassification of prior period net unrealized losses from other comprehensive income (loss).

Comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009
Net loss (1)	$(594)	$(330)	$(339)	$(743)
Other comprehensive income (loss)
Realized foreign currency translation adjustment	886	–	886	–
Unrealized gain (loss) on investments in marketable securities available-for-sale	(1)	2	(2)	(1)
Unrealized gain (loss) on foreign currency translation adjustments	(41)	456	(178)	395
Comprehensive income (loss)	$250	$128	$367	$(349)

(1)
Pursuant to applicable accounting rules, the amount attributable to the UK Subsidiary and accumulated in the translation adjustment component of equity became realized in the unaudited condensed consolidated statement of operations during the second quarter of 2010, the period in which discontinuation of the operations for the UK Subsidiary were substantially complete.

9.           Foreign Currency

The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of our wholly-owned subsidiary The Ultimate Software Group of Canada, Inc. is the Canadian dollar and the functional currency of the UK Subsidiary is the British pound.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in unaudited condensed consolidated stockholders’ equity as a component of accumulated other comprehensive income (loss).  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2010, Ultimate had a realized foreign currency translation loss of $0.9 million included in loss from discontinued operations for its UK Subsidiary.  There was no realized foreign currency translation gain or loss from discontinued operations for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2010, Ultimate had cumulative unrealized translation losses of $41 thousand and $6 thousand, respectively. For the three and six months ended June 30, 2009, Ultimate had cumulative unrealized translation gains of $456 thousand and $395 thousand, respectively.  Included in accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated balance sheets, is $6 thousand of unrealized translation gain at June 30, 2010 and $0.7 million in unrealized translation losses at December 31, 2009.

10.           Stock-Based Compensation

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

As of June 30, 2010, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,500,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,027,076 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Non-cash stock-based compensation expense:
Cost of recurring revenues	$224	$171	$441	$336
Cost of services revenues	322	324	663	668
Sales and marketing	1,642	1,747	3,361	3,534
Research and development	341	308	668	610
General and administrative	805	724	1,592	1,439
Total non-cash stock-based compensation expense	$3,334	$3,274	$6,725	$6,587

    Net cash proceeds from the exercise of stock options were $2.6 million and $4.9 million for the three and six months ended June 30, 2010, respectively, and $1.3 million and $1.7 million for the three and six months ended June 30, 2009, respectively. There was a $0.3 million and $0.9 million income tax benefit recognized in additional paid in capital from the realization of excess stock-based payment deductions during the three and six months ended June 30, 2010.  There was no income tax benefit recognized from stock option exercises during the three and six months ended June 30, 2009.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the six months ended June 30, 2010.  The following table summarizes stock option activity (for previously granted stock options) for the six months ended June 30, 2010 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2009	4,165	$17.79	5.55	$49,687
Granted	–	–
Exercised	(424)	11.64
Forfeited or expired	(11)	27.49
Outstanding at June 30, 2010	3,730	$18.46	5.31	$53,813

Exercisable at June 30, 2010	3,411	$17.50	5.08	$52,496

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2010.  The amount of the aggregate intrinsic value changes based on the fair value of Ultimate’s Common Stock.  Total intrinsic value of options exercised was $6.2 million and $9.2 million for the three and six months ended June 30, 2010, respectively, and $1.6 million and $2.2 million for the three and six months ended June 30, 2009, respectively.  Total fair value of options vested during the three and six months ended June 30, 2010 was $0.5 million and $3.9 million, respectively, and $0.5 million and $3.7 million during the three and six months ended June 30, 2009, respectively.

As of June 30, 2010, $1.9 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 0.79 years.

During the three months ended June 30, 2010 and June 30, 2009, we granted Restricted Stock Awards for 8,210 shares and 9,580 shares, respectively, of Common Stock to non-employee directors.  There were 15,375 and 10,300 Restricted Stock Unit Awards granted to employees during the three months ended June 30, 2010 and June 30, 2009, respectively.  During the three months ended June 30, 2010, there were no shares of Common Stock previously issued under Restricted Stock Awards that became vested.  During the three months ended June 30, 2009, 35,000 shares of Common Stock previously issued under Restricted Stock Awards became vested.  During the three months ended June 30, 2010, 3,006 shares became payable under Restricted Stock Unit Awards that vested during such period.  1,127 of such shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such Awards, and 1,879 of such shares were issued to the holders of such Awards.  No Restricted Stock Unit Awards became vested and no payments were made under Restricted Stock Unit Awards during the three months ended June 30, 2009.

The following table summarizes restricted stock and restricted stock unit activity for the six months ended June 30, 2010 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
		Weighted
		Average
		Grant Date
	Shares	Fair Value	Shares
Outstanding at December 31, 2009	1,405	$24.36	247
Granted	17	31.06	156
Released	(105)	21.60	(82)
Forfeited or expired	–	–	(4)
Outstanding at June 30, 2010	1,317	$24.66	317

As of June 30, 2010, $14.1 million of total unrecognized compensation costs related to non-vested Restricted Stock Awards were expected to be recognized over a weighted average period of 1.84 years.  As of June 30, 2010, $5.9 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards were expected to be recognized over a weighted average period of 2.15 years.

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

Our SaaS offering of UltiPro (the “SaaS Offering”), provides online access to comprehensive HCM functionality for organizations that want to simplify the information technology (“IT”) support requirements of their business applications. We have found that our SaaS Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the SaaS Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are managed at three data centers, one located in the Miami, Florida area, one in the Atlanta, Georgia area, and another in Toronto, Canada. All data centers are owned and operated by independent third parties.

UltiPro is available as two solution suites, based on company size.  UltiPro Enterprise (“Enterprise”) was developed to address the needs of companies with 1,000 or more employees and is delivered primarily through SaaS but is also available as an on-premise solution.  UltiPro Workplace (“Workplace”) was designed for companies with fewer than 1,000 employees and is delivered exclusively through SaaS.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have information technology staff on their premises to help with system issues, UltiPro Workplace is designed to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”  UltiPro is marketed primarily through Ultimate’s Enterprise and Workplace direct sales teams.

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

The key drivers of our business are growth in sales production and the retention of the underlying customers, once our solutions are sold.  For the quarter, our total revenues grew by 16% and our customer retention was 96%, on a trailing twelve-month basis.

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

During the second calendar quarter of 2010, Ultimate discontinued the operations of The Ultimate Software Group UK Limited, our wholly-owned subsidiary in the United Kingdom.  Loss from discontinued operations, net of income taxes, for the three months ended June 30, 2010, was principally comprised of $0.9 million from the realization of a non-cash foreign currency translation adjustment.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2010		2009		2010		2009
Revenues:
Recurring	75.6%		68.9%		73.2%		66.0%
Services	23.8		28.4		25.9		30.6
License	0.6		2.7		0.9		3.4
Total revenues	100.0		100.0		100.0		100.0
Cost of revenues:
Recurring	22.0		20.2		21.2		19.2
Services	21.7		23.4		22.8		24.4
License	0.1		0.6		0.1		0.6
Total cost of revenues	43.8		44.2		44.1		44.2
Operating expenses:
Sales and marketing	26.7		27.3		26.9		27.8
Research and development	19.2		20.0		18.8		19.5
General and administrative	9.4		9.2		9.2		9.2
Total operating expenses	55.3		56.5		54.9		56.5
Operating income (loss)	0.9		(0.7)		1.0		(0.7)
Other income (expense):
Interest expense and other	(0.1)		–		(0.1)		(0.1)
Other income, net	–		–		–		0.1
Total other income (expense), net	(0.1)		–		(0.1)		–
Income (loss) from continuing operations
before income taxes	0.8		(0.7)		0.9		(0.7)
(Expense) benefit for income taxes	(0.3)		0.2		(0.4)		0.1
Income (loss) from continuing operations	0.5		(0.5)		0.5		(0.6)
Loss from discontinued operations,
net of taxes	(1.6)		(0.2)		(0.8)		(0.2)
Net income (loss)	(1.1	) %	(0.7	) %	(0.3	) %	(0.8	) %
Revenues

Our revenues are derived from recurring revenues and services revenues and, to a lesser extent, license revenues.  Our significant revenue recognition policies, as discussed in Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2009, included in the Form 10-K, have not changed.

Total revenues, consisting of recurring, services and license revenues, increased 15.9% to $54.7 million for the three months ended June 30, 2010 from $47.2 million for the three months ended June 30, 2009, and 15.0% to $110.4 million for the six months ended June 30, 2010 from $96.0 million for the six months ended June 30, 2009.

Recurring revenues increased 27.1 % to $41.4 million for the three months ended June 30, 2010 from $32.5 million for the three months ended June 30, 2009, and 27.5% to $80.8 million for the six months ended June 30, 2010 from $63.4 million for the six months ended June 30, 2009. The increases for the three and six months ended June 30, 2010 were primarily due to an increase in revenues from our SaaS Offering.  Revenues from our SaaS Offering increased 40.7% and 41.0% for the three and six months ended June 30, 2010, respectively, in comparison to the same periods in 2009. The increases were based on the revenue impact of incremental units sold that have gone Live since June 30, 2009, including UltiPro and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring subscription revenues from sales of our SaaS Offering begins when the related customer goes Live.

Services revenues decreased 2.8% to $13.0 million for the three months ended June 30, 2010 from $13.4 million for the three months ended June 30, 2009 and 2.4% to $28.6 million for the six months ended June 30, 2010 from $29.3 million for the six months ended June 30, 2009. The decreases for the three and six months ended June 30, 2010 were mainly due to (i) less billable hours from fewer Ultimate revenue-generating consultants for Enterprise sales and (ii) a decrease in the Enterprise blended net rate per hour, partially offset by (iii) higher implementation revenues recognized for Workplace sales.

 License revenues decreased 74.9% to $0.3 million for the three months ended June 30, 2010, from $1.3 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, license revenues decreased 71.1% to $0.9 million from $3.3 million for the six months ended June 30, 2009.  Effective April 1, 2009, Ultimate discontinued selling its on-site UltiPro solutions to new customers on a perpetual license basis, although we continue to sell on-site UltiPro solutions on a subscription basis (priced and billed to customers on a PEPM basis).  However, we did sell licenses of Optional Features to existing license customers during the first six months of 2010.

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of the cost of maintenance (which includes technical support to Ultimate’s customers and the cost of providing periodic updates) and the cost of recurring subscription revenues (“SaaS costs”), including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to Ultimate’s customers and, to a lesser degree, costs related to sales of payroll-related forms and costs associated with certain client reimbursable out-of-pocket expenses.

Total cost of revenues increased 14.8% to $24.0 million for the three months ended June 30, 2010 from $20.9 million for the three months ended June 30, 2009 and 14.7% to $48.7 million for the six months ended June 30, 2010 from $42.4 million for the six months ended June 30, 2009.

Cost of recurring revenues increased 26.4% to $12.0 million for the three months ended June 30, 2010 from $9.5 million for the three months ended June 30, 2009 and 27.4% to $23.5 million for the six months ended June 30, 2010 from $18.4 million for the six month ended June 30, 2009. The $2.5 million and $5.1 million increases in cost of recurring revenues for the three and six months ended June 30, 2010 were primarily due to increases in both maintenance costs and SaaS costs.  Maintenance costs increased primarily due to higher labor costs commensurate with the growth in Ultimate’s recurring revenues customer base.  SaaS costs increased principally as a result of the growth in SaaS operations, increased sales, increased third-party data center costs, increased labor costs, and, to a lesser extent, increased third-party license fees to support the growth in sales from our SaaS Offering.

Cost of services revenues increased 7.0% to $11.9 million for the three months ended June 30, 2010 from $11.1 million for the three months ended June 30, 2009, and 7.1% to $25.1 million for the six months ended June 30, 2010 from $23.4 million for the six months ended June 30, 2009. Cost of services revenues increased for the three and six months ended June 30, 2010 primarily due to an increase in labor costs from Workplace implementation services as we continued to build the infrastructure for Workplace to support the growth in sales, and, to a lesser extent, increased third-party consulting costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 13.2% to $14.6 million for the three months ended June 30, 2010 from $12.9 million for the three months ended June 30, 2009, and 11.1% to $29.7 million for the six months ended June 30, 2010 from $26.7 million for the six months ended June 30, 2009. The increases in sales and marketing expenses for the three and six month periods ended June 30, 2010 were primarily due to increased labor and related costs attributable to hiring additional personnel for the Workplace direct sales team and higher sales commissions principally related to increased recurring subscription revenues from our SaaS Offering for both Enterprise and Workplace and, to a lesser extent, increased advertising and marketing costs. Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the revenue recognition for SaaS sales.

Research and Development

    Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 11.1% to $10.5 million for the three months ended June 30, 2010 from $9.5 million for the three months ended June 30, 2009, and 11.0% to $20.8 million for the six months ended June 30, 2010 from $18.7 million for the six months ended June 30, 2009, principally due to higher labor costs related to the ongoing development of core UltiPro and Optional Features.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 19.6% to $5.2 million for the three months ended June 30, 2010 from $4.3 million for the three months ended June 30, 2009 and increased 14.7% to $10.2 million for the six months ended June 30, 2010 from $8.9 million for the six months ended June 30, 2009.  The increases in general and administrative expenses were primarily due to an increase in the provision for doubtful accounts and, to a lesser extent, higher labor and related costs.

Income Taxes

Income taxes, related to continuing operations, for the three months ended June 30, 2010 and June 30, 2009 included a consolidated provision of $0.2 million and a consolidated benefit of $0.1 million, respectively.  Income taxes, related to continuing operations, for the six months ended June 30, 2010 and June 30, 2009 included a consolidated provision of $0.5 million and a consolidated benefit of $0.1 million, respectively.  The effective income tax rate related to continuing operations for the six months ended June 30, 2010 and June 30, 2009 was 44.0% and 12.8%, respectively.  The effective income tax rate related to continuing operations for the three months ended June 30, 2010 and June 30, 2009 was 40.7% and 21.9%, respectively.  The variation in tax rates for each of the two periods was primarily attributable to the proportional relationship of net permanent differences to the pre-tax net income for the three months and six months ended June 30, 2010, increasing the tax expense and rate, and the pre-tax net loss for the three months and six months ended June 30, 2009, decreasing the tax benefit and rate.

At December 31, 2009, we had approximately $82.1 million and $0.8 million of net operating loss carryforwards for Federal and foreign income tax reporting purposes, respectively, available to offset future taxable income.  Of the total Federal and foreign net operating loss carryforwards, approximately $82.1 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options, the benefit of which will primarily be credited to paid-in capital and deferred tax assets when realized.  Such carryforwards expire from 2011 through 2029.  Utilization of such carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments.

The balance of deferred tax assets, net of deferred tax liabilities, was $21.4 million as of June 30, 2010.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2010, were $865 thousand and $930 thousand, respectively.  The loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2010, was comprised of a $21 thousand net income and a $44 thousand net loss, respectively, from subsidiary operations and a $886 thousand loss from the realization of a non-cash foreign currency translation adjustment.  Loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2009, were a $73 thousand net loss and a $146 thousand net loss, respectively.  There was no non-cash foreign currency translation adjustment for the three and six months ended June 30, 2009.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of June 30, 2010, we had $32.0 million in cash, cash equivalents and total investments in marketable securities, reflecting a net decrease of $1.2 million since December 31, 2009.
The $1.2 million decrease was primarily due to the repurchase of treasury stock, net of proceeds from the issuance of Common Stock from employee stock option exercises, of $8.1 million and cash purchases of property and equipment (including principal payments on financed equipment) of $3.6 million, partially offset by cash provided by operations of $10.0 million.

Net cash provided by operating activities was $10.0 million for the six months ended June 30, 2010 as compared to $10.6 million for the six months ended June 30, 2009. This $0.6 million decrease was primarily due to increased accounts receivable (net of deferred revenues) and prepaid expenses, partially offset by a decrease in vendor payments and accrued expenses.

Net cash used in investing activities was $27.1 million for the six months ended June 30, 2010 as compared to $0.1 million for the six months ended June 30, 2009.  The increase of $27.0 million was primarily attributable to an increase in funds received from and held on behalf of Ultimate’s customers using the UltiPro tax filing offering (“UltiPro Tax Filing Customer Funds”), with such funds being invested by us in overnight repurchase agreements backed by U.S. Treasury or U.S. Government Agency securities of $23.3 million, and an increase in cash purchases of marketable securities of $3.5 million, partially offset by a decrease in cash provided from the maturities of marketable securities of $0.5 million and, to a lesser extent, a decrease in capitalized software costs of $0.6 million.

Net cash provided by financing activities was $16.0 million for the six months ended June 30, 2010 as compared to $2.1 million for the six months ended June 30, 2009. The $13.9 million increase was primarily related to an increase of $23.3 million in UltiPro Tax Filing Customer Funds received, and a $3.2 million increase in proceeds from the issuance of Common Stock from stock option exercises, partially offset by a $13.0 million increase in repurchases of Common Stock pursuant to Ultimate’s stock repurchase plan.

Days sales outstanding, calculated on a trailing three-month basis, as of June 30, 2010 and June 30, 2009, were 70 days and 65 days, respectively.

Deferred revenues were $69.0 million at June 30, 2010, as compared to $68.6 million at December 31, 2009.  The increase of $0.4 million in deferred revenues was primarily due to higher deferred SaaS revenues and increased deferred service revenues, partially offset by decreased deferred maintenance revenues primarily due to decreased maintenance billings.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

 We did not have any material commitments for capital expenditures as of June 30, 2010.

Off-Balance Sheet Arrangements

We do not, and as of June 30, 2010 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2010, total investments in available-for-sale marketable securities were $9.3 million.

As of June 30, 2010, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.5% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its June 30, 2010 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $50 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase of the fair value of Ultimate’s total portfolio of approximately $50 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of June 30, 2010, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended June 30, 2010 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.                      Risk Factors

The risk factors associated with Ultimate’s business, as disclosed in Part I, Item 1A, “Risk Factors,” in the Form 10-K, have not significantly changed.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Purchases of Equity Securities by the Issuer. On October 30, 2000, Ultimate announced that its Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of Ultimate’s issued and outstanding Common Stock, which authorization has been increased from time to time (the “Stock Repurchase Plan”).

As of June 30, 2010, Ultimate had purchased 3,385,925 shares of Ultimate’s issued and outstanding Common Stock under the Stock Repurchase Plan, with 614,075 shares being available for repurchase in the future.  The detail of Common Stock repurchases for the three months ended June 30, 2010, and the total cumulative number of shares purchased and the maximum number of shares that may yet be purchased under the Stock Repurchase Plan as of June 30, 2010, are as follows:

			Total Cumulative Number of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (1)	Plans or Programs
April 1 – 30, 2010	–	–	3,105,925	894,075
May 1 – 31, 2010	212,900	24.85	3,318,825	681,175
June 1 – 30, 2010	67,100	25.00	3,385,925	614,075
Total	280,000	$33.22	3,385,925	614,075

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

ITEM 6.                      Exhibits

Number	Description

10.1	Master Space Agreement between Quality Technology Services Miami LLC and Ultimate, dated June 1, 2009 *✓
10.2	Master Space Agreement between Quality Technology Services Metro LLC and Ultimate, dated June 1, 2009 *✓
10.3	Service Order Form between Verizon Canada Ltd. and Ultimate, dated September 23, 2009 *✓
10.4	Amended and Restated Change in Control Bonus Plan for Executive Officers dated April 26, 2010 *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
____________________

*  Filed herewith.
✓ Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, and these confidential portions have been omitted from the filing herewith.  A complete copy of this exhibit, including the omitted portions, has been separately filed with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date: August 9, 2010	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)