Form 10-Q
period 2010-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2010-11-09
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were 25,296,092 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

i

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES (“ULTIMATE”)

ii

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of	As of
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$29,301	$23,684
Short-term investments in marketable securities	8,726	8,079
Accounts receivable, net of allowance for doubtful accounts of $800 and $600 for 2010 and 2009, respectively	42,792	38,450
Prepaid expenses and other current assets	18,750	15,594
Deferred tax assets, net	1,187	1,128
Total current assets before funds held for customers	100,756	86,935
Funds held for customers	99,539	23,560
Total current assets	200,295	110,495
Property and equipment, net	17,831	19,496
Capitalized software, net	3,452	4,463
Goodwill	3,025	3,198
Long-term investments in marketable securities	504	1,444
Other assets, net	11,174	12,298
Long-term deferred tax assets, net	21,726	19,736
Total assets	$258,007	$171,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,275	$4,476
Accrued expenses	11,650	9,972
Current portion of deferred revenue	63,792	60,980
Current portion of capital lease obligations	2,381	1,897
Total current liabilities before customer funds obligations	83,098	77,325
Customer funds obligations	99,539	23,560
Total current liabilities	182,637	100,885
Deferred revenue, net of current portion	6,634	7,579
Deferred rent	3,018	3,186
Capital lease obligations, net of current portion	2,383	1,710
Total liabilities	194,672	113,360
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 28,675,376 and 27,620,384 shares issued in 2010 and 2009, respectively	287	276
Additional paid-in capital	208,111	184,256
Accumulated other comprehensive income (loss)	76	(696)
Accumulated deficit	(53,699)	(54,410)
	154,775	129,426
Treasury stock, 3,594,825 and 2,985,425 shares, at cost, for 2010 and 2009, respectively	(91,440)	(71,656)
Total stockholders’ equity	63,335	57,770
Total liabilities and stockholders’ equity	$258,007	$171,130

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Recurring	$44,054	$34,092	$124,867	$97,458
Services	12,796	13,778	41,409	43,100
License	181	252	1,129	3,527
Total revenues	57,031	48,122	167,405	144,085

Cost of revenues:
Recurring	12,591	9,917	36,043	28,324
Services	11,853	11,586	36,911	34,992
License	–	–	150	598
Total cost of revenues	24,444	21,503	73,104	63,914
Gross profit	32,587	26,619	94,301	80,171
Operating expenses:
Sales and marketing	14,640	13,049	44,336	39,768
Research and development	10,679	9,763	31,432	28,458
General and administrative	4,849	4,337	15,019	13,207
Total operating expenses	30,168	27,149	90,787	81,433
Operating income (loss)	2,419	(530)	3,514	(1,262)

Other (expense) income:
Interest expense and other	(18)	(19)	(124)	(84)
Other income, net	(2)	30	65	141
Total other income (expense), net	(20)	11	(59)	57
Income (loss) from continuing operations before income taxes	2,399	(519)	3,455	(1,205)
(Provision) benefit for income taxes	(1,426)	165	(1,891)	253
Income (loss) from continuing operations	$973	$(354)	$1,564	$(952)
Income (loss) from discontinued operations, net of
income taxes	77	(115)	(853)	(260)
Net income (loss)	$1,050	$(469)	$711	$(1,212)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.04	$(0.02)	$0.06	$(0.04)
Loss from discontinued operations	–	–	(0.03)	(0.01)
Total	$0.04	$(0.02)	$0.03	$(0.05)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.04	$(0.02)	$0.06	$(0.04)
Loss from discontinued operations	–	–	(0.03)	(0.01)
Total	$0.04	$(0.02)	$0.03	$(0.05)

Weighted average shares outstanding:
Basic	24,937	24,539	24,844	24,416
Diluted	27,011	24,539	26,951	24,416

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Nine Months
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$711	$(1,212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,044	8,855
Provision for doubtful accounts	1,320	661
Non-cash stock-based compensation expense	10,069	9,912
Non-cash realized loss on foreign currency translation adjustment	912	–
Income taxes	1,605	(365)
Excess tax benefits from stock option exercises	(3,654)	––
Changes in operating assets and liabilities:
Accounts receivable	(5,662)	2,383
Prepaid expenses and other current assets	(3,156)	342
Other assets	872	(409)
Accounts payable	799	(2,297)
Accrued expenses and deferred rent	1,510	(2,528)
Deferred revenue	1,867	872
Net cash provided by operating activities	16,237	16,214

Cash flows from investing activities:
Purchases of marketable securities	(8,025)	(7,640)
Maturities of marketable securities	8,323	5,722
Net purchases of securities with customer funds	(75,979)	(5,367)
Capitalized software	–	(632)
Purchases of property and equipment	(3,120)	(3,162)
Net cash used in investing activities	(78,801)	(11,079)

Cash flows from financing activities:
Repurchases of Common Stock	(19,784)	(7,157)
Net proceeds from issuances of Common Stock	10,786	4,569
Excess tax benefits from stock option exercises	3,654	–
Shares acquired to settle employee tax withholding liabilities	(645)	–
Principal payments on capital lease obligations	(1,838)	(1,849)
Repayments of borrowings of long-term debt	–	(320)
Net increase in customer fund obligations	75,979	5,367
Net cash provided by financing activities	68,152	610

Effect of exchange rate changes on cash	29	(11)
Net increase in cash and cash equivalents	5,617	5,734
Cash and cash equivalents, beginning of period	23,684	17,200
Cash and cash equivalents, end of period	$29,301	$22,934

Supplemental disclosure of cash flow information:
Cash paid for interest	$160	$109
Cash paid for income taxes	$179	$155

Supplemental disclosure of non-cash financing activities:
- Ultimate entered into capital lease obligations to acquire new equipment totaling $3.0 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively.
- Ultimate entered into an agreement to purchase certain source code from a third-party vendor for $2.0 million, of which
$0.5 million was paid during the nine months ended September 30, 2009. There were no payments during the nine months ended
September 30, 2010 as this was fully paid as of June 30, 2009.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance, December 31, 2009	27,620	$276	$184,256	$(696)	$(54,410)	2,985	$(71,656)	$57,770
Net income	–	–	–	–	711	–	–	711
Non-cash realized foreign currency translation adjustment	–	–	–	912	–	–	–	912
Unrealized loss on foreign currency translation adjustments	–	–	–	(146)	–	–	–	(146)
Unrealized gain on investments in marketable securities	–	–	–	6	–	–	–	6
Comprehensive income	–	–	–	–	–	–	–	1,483
Issuances of Common Stock from exercises of stock options	881	9	10,777	–	–	–	–	10,786
Issuances of Common Stock from restricted stock releases	174	2	–	–	–	–	–	2
Shares acquired to settle employee tax withholding liability	–	–	(645)	–	–	–	–	(645)
Excess tax benefits from stock option exercises	–	–	3,654					3,654
Repurchases of Common Stock	–	–	–	–	–	610	(19,784)	(19,784)
Non-cash stock-based compensation	–	–	10,069	–	–	–	–	10,069

Balance, September 30, 2010	28,675	$287	$208,111	$76	$(53,699)	3,595	$(91,440)	$63,335

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us,” or “our”) is a leading provider of unified human capital management software-as-a-service (“SaaS”) solutions for global businesses.  Ultimate’s solutions are marketed as two solution suites, based on company size.  UltiPro Enterprise (“Enterprise”) was designed to address the needs of companies with 1,000 or more employees and UltiPro Workplace (“Workplace”) was designed for companies with fewer than 1,000 employees.  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three and nine months ended September 30, 2010 and September 30, 2009 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

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

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition-Milestone Method (Topic 605)” (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate.  It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive.  ASU 2010-17 is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year.  We do not believe the adoption of ASU 2010-17 will have a material impact on our unaudited condensed consolidated financial statements.

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

4.          Discontinued Operations

During the nine months ended September 30, 2010, Ultimate discontinued the operations of The Ultimate Software Group UK Limited, our wholly-owned subsidiary in the United Kingdom (the “UK Subsidiary”).  Discontinued operations, net of income taxes, resulted in income of $0.1 million for the three months ended September 30, 2010.  The loss from discontinued operations, net of income taxes, of $0.9 million for the nine months ended September 30, 2010, was principally from the realization of a non-cash foreign currency translation adjustment.  The discontinuation of the operations of the UK Subsidiary was completed as of September 30, 2010.

The financial results of discontinued operations of the UK Subsidiary are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Total revenues	$3	$74	$51	$234

Pretax loss from UK Subsidiary operations	$(26)	$(175)	$(85)	$(372)
Loss from disposal of UK Subsidiary (for foreign
currency translation adjustment)	(26)	–	(912)	–
Pretax loss from discontinued operations	(52)	(175)	(997)	(372)
Income tax benefit	129	60	144	112
Income (loss) from discontinued operations, net of
income taxes	$77	$(115)	$(853)	$(260)

The assets and liabilities of the UK Subsidiary were immaterial, both individually and in the aggregate, and, therefore, are not presented separately in the unaudited condensed financial statements and notes thereto.

5.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income (loss) was $11 thousand and $6 thousand of unrealized gains on available-for-sale securities at September 30, 2010 and December 31, 2009, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of September 30, 2010 and December 31, 2009 are shown below (in thousands):

	As of September 30, 2010			As of December 31, 2009
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain	Value	Cost	Gain	Value

Corporate debentures – bonds	$3,198	$8	$3,206	$3,025	$3	$3,028
Commercial paper	1,798	–	1,798	1,499	–	1,499
Agency bonds	1,923	1	1,924	1,407	1	1,408
International government
bond	303	–	303	–	–	–
U.S. Treasury bills	–	–	–	1,995	2	1,997
U.S. Treasury bonds	1,506	3	1,509	501	–	501
Certificates of deposit	490	–	490	1,090	–	1,090
Total investments	$9,218	$12	$9,230	$9,517	$6	$9,523

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of September 30, 2010 are shown below (in thousands):

	As of September 30, 2010
	Amortized	Fair
	Cost	Value

Due in one year or less	$8,716	$8,726
Due after one year	502	504
Total	$9,218	$9,230

We classify and disclose fair value measurements in one of the following three categories of the fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurment.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  We did not have available-for-sale securities within Level 3 as of September 30, 2010 and December 31, 2009.  The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any significant transfers into and out of Level 1 and Level 2 during the nine months ended September 30, 2010 and the twelve months ended December 31, 2009.

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

The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010			As of December 31, 2009
		Quoted			Quoted
		Prices in	Other		Prices in	Other
		Active	Observable		Active	Observable
		Markets	Inputs		Markets	Inputs
	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
Corporate debentures-bonds	$3,206		$3,206	$3,028	$–	$3,028
Commercial paper	1,798	–	1,798	1,499	–	1,499
Agency bonds	1,924	–	1,924	1,408	–	1,408
International government bond	303		303	–	–	–
U.S. Treasury bills	–	–	–	1,997	–	1,997
U.S.Treasury bonds	1,509	–	1,509	501	–	501
Certificates of deposit	490	490	–	1,090	1,090	–
Total	$9,230	$490	$8,740	$9,523	$1,090	$8,433

Financial assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of September 30, 2010 and in the audited consolidated balance sheet as of December 31, 2009 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of September 30, 2010 and December 31, 2009.

6.              Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to fifteen years. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease, which range from three to fifteen years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

Property and equipment as of September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
Property and equipment	$78,691	$72,717
Less: accumulated depreciation and amortization	60,860	53,221
	$17,831	$19,496

7. Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.  Due to the discontinued operations of the UK Subsidiary, income from continuing operations was used in determining whether potential common shares are dilutive or anti-dilutive.  For the three and nine months ended September 30, 2010, potential common shares were dilutive due to income from continuing operations.  For the three and nine months ended September 30, 2009, potential common shares were anti-dilutive due to a loss from continuing operations.

The following is a reconciliation of the common shares used in the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	24,937	24,539	24,844	24,416
Effect of dilutive equity instruments	2,074	–	2,107	–
Dilutive weighted average common shares outstanding	27,011	24,539	26,951	24,416

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted
earnings (loss) per share because their impact is anti-dilutive	56	6,074	55	6,264

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

For the three and nine months ended September 30, 2010, we realized a non-cash foreign currency translation adjustment for the discontinued operations of our UK Subsidiary.  This was recorded in discontinued operations and represents the reclassification of prior period net unrealized losses from other comprehensive income (loss).  There was no foreign currency translation adjustment for the three and nine months ended September 30, 2009.

Comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
Net income (loss) (1)	$1,050	$(469)	$711	$(1,212)
Other comprehensive income (loss)
Realized foreign currency translation
adjustment	26	–	912	–
Unrealized gain (loss) on investments in
marketable securities available-for-sale	8	(3)	6	(4)
Unrealized gain (loss) on foreign currency
translation adjustments	32	(117)	(146)	278
Comprehensive income (loss)	$1,116	$(589)	$1,483	$(938)

(1)
Pursuant to applicable accounting rules, the amount attributable to the UK Subsidiary and accumulated in the translation adjustment component of equity became realized in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2010, the periods in which discontinuation of the operations for the UK Subsidiary was completed.

9.           Foreign Currency

The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of our wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., is the Canadian dollar and the functional currency of the UK Subsidiary is the British pound.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in unaudited condensed consolidated stockholders’ equity as a component of accumulated other comprehensive income (loss).  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2010, Ultimate had a realized foreign currency translation loss of $26 thousand and $0.9 million, respectively, included in income (loss) from discontinued operations for its UK Subsidiary.  There was no realized foreign currency translation gain or loss from discontinued operations for the three and nine months ended September 30, 2009. For the three months ended September 30, 2010, Ultimate had cumulative unrealized foreign currency translation gains of $59 thousand.  For the nine months ended September 30, 2010, Ultimate had a cumulative unrealized foreign currency translation loss of $146 thousand. For the three months ended September 30, 2009, Ultimate had a cumulative unrealized foreign currency translation loss of $117 thousand and for the nine months ended September 30, 2009, Ultimate had cumulative unrealized foreign currency translation gains of $278 thousand.  Included in accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated balance sheets, is $65 thousand of unrealized foreign currency translation gains at September 30, 2010 and $0.7 million in unrealized foreign currency translation losses at December 31, 2009.

10.           Stock-Based Compensation

Our Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options (“Options”) to non-employee directors, officers and employees of Ultimate to purchase shares of Ultimate’s common stock, par value $0.01 per share (“Common Stock”).   The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, the “Awards”).  Prior to the adoption of the Plan, options to purchase shares of Common Stock were issued under Ultimate’s Nonqualified Stock Option Plan (the “Prior Plan”).

As of September 30, 2010, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,500,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,012,592 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of operations for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Non-cash stock-based compensation expense:
Cost of recurring revenues	$228	$170	$669	$506
Cost of services revenues	284	326	947	994
Sales and marketing	1,743	1,776	5,104	5,311
Research and development	269	316	937	926
General and administrative	820	735	2,412	2,175
Total non-cash stock-based compensation expense	$3,344	$3,323	$10,069	$9,912

Net cash proceeds from the exercise of stock options were $5.9 million and $10.8 million for the three and nine months ended September 30, 2010, respectively, and $2.9 million and $4.6 million for the three and nine months ended September 30, 2009, respectively. There was a $2.7 million and $3.7 million income tax benefit recognized in additional paid in capital from the realization of excess stock-based payment deductions during the three and nine months ended September 30, 2010, respectively.  There was no income tax benefit recognized from stock option exercises during the three and nine months ended September 30, 2009.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the nine months ended September 30, 2010.  The following table summarizes stock option activity (for previously granted stock options) for the nine months ended September 30, 2010 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2009	4,165	$17.79	5.55	$49,687
Granted	–	–
Exercised	(881)	12.24
Forfeited or expired	(19)	27.18
Outstanding at September 30, 2010	3,265	$19.24	5.24	$63,334

Exercisable at September 30, 2010	3,028	$18.56	5.07	$60,807

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2010.  The amount of the aggregate intrinsic value changes based on the fair value of Ultimate’s Common Stock.  Total intrinsic value of options exercised was $9.7 million and $18.9 million for the three and nine months ended September 30, 2010, respectively, and $5.4 million and $7.6 million for the three and nine months ended September 30, 2009, respectively.  Total fair value of options vested during the three and nine months ended September 30, 2010 was $1.1 million and $4.0 million, respectively, and $1.5 million and $5.2 million during the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, $1.2 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 0.56 years.

During the three months ended September 30, 2010 and September 30, 2009, we granted restricted stock Awards for 8,125 shares and 8,565 shares, respectively, of Common Stock to non-employee directors.  There were 23,625 and 28,750 restricted stock unit Awards granted to employees during the three months ended September 30, 2010 and September 30, 2009, respectively.  During the three months ended September 30, 2010 and September 30, 2009, there were no shares of Common Stock previously issued under restricted stock Awards that became vested.  During the three months ended September 30, 2010, 8,471 shares became payable under restricted stock unit Awards that vested during such period.  2,793 of such shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such Awards, and 5,678 of such shares were issued to the holders of such Awards.  No restricted stock unit Awards became vested and no payments were made under restricted stock unit Awards during the three months ended September 30, 2009.

The following table summarizes restricted stock and restricted stock unit activity for the nine months ended September 30, 2010 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
		Weighted
		Average
		Grant Date
	Shares	Fair Value	Shares
Outstanding at December 31, 2009	1,405	$24.36	247
Granted	25	31.81	179
Released	(105)	21.60	(91)
Forfeited or expired	–	–	(10)
Outstanding at September 30, 2010	1,325	$24.72	325

As of September 30, 2010, $12.4 million of total unrecognized compensation costs related to non-vested restricted stock Awards were expected to be recognized over a weighted average period of 1.60 years.  As of September 30, 2010, $6.4 million of total unrecognized compensation costs related to non-vested restricted stock unit Awards were expected to be recognized over a weighted average period of 1.96 years.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2010 (the “Form 10-K”).

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2009, included in the Form 10-K, have not significantly changed.

Overview

Ultimate is a leading provider of unified human capital management (“HCM”) software-as-a-service (“SaaS”) solutions for global businesses.

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

Our SaaS offering of UltiPro (the “SaaS Offering”) provides online access to comprehensive HCM functionality for organizations that want to simplify the information technology (“IT”) support requirements of their business applications. We have found that our SaaS Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the SaaS Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are managed at three data centers, one located in the Miami, Florida area, one in the Atlanta, Georgia area, and another in Toronto, Canada. All data centers are owned and operated by independent third parties.

UltiPro is marketed as two solution suites, based on company size.  UltiPro Enterprise (“Enterprise”) was designed to address the needs of companies with 1,000 or more employees and is delivered primarily through SaaS but is also available as an on-premise solution.  UltiPro Workplace (“Workplace”) was designed for companies with fewer than 1,000 employees and is delivered exclusively through SaaS.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have IT staff on their premises to help with system issues, UltiPro Workplace is designed to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”  UltiPro is marketed primarily through Ultimate’s Enterprise and Workplace direct sales teams.

In addition to UltiPro’s core HCM functionality, Ultimate’s customers have the option to purchase a number of additional features on a per-employee-per-month (or “PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features and which are based on the particular business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession planning); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management, (v) tax filing; (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”). All Optional Features are individually priced solely on a subscription basis.  Some of the Optional Features are available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, and availability is based on the needs of the respective customer types, including the number of their employees and the complexity of their HCM environment.

The key drivers of our business are (i) growth in recurring revenues; (ii) the retention of the underlying customers, once our solutions are sold (“Customer Retention”) and (iii) management’s control of operating expense growth.  For the quarter ended September 30, 2010, our (i) recurring revenues grew by 29% compared with the same quarter last year, (ii) our Customer Retention was 96%, on a trailing twelve-month basis, and (iii) operating expenses grew by 11.1% compared with the same quarter last year.

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Revenues from our SaaS Offering and maintenance revenues are the primary components of recurring revenues.  The majority of services revenues are derived from implementation services.

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

As SaaS units are sold, the recurring revenue backlog associated with the SaaS Offering grows, enhancing the predictability of future revenue streams.  SaaS sales of UltiPro include ongoing monthly subscription fees, priced on a PEPM basis, and, to a lesser extent, a one-time upfront (or setup) fee, priced on a per-employee basis.  Revenue recognition for the SaaS Offering is triggered when the related customer processes its first payroll (or goes “Live”).  When a SaaS customer goes Live, we begin recognizing the associated ongoing monthly PEPM fees and the related upfront fees are recognized as recurring subscription revenues ratably over the term of the related contract (typically 24 months).

During the nine months ended September 30, 2010, Ultimate discontinued the operations of The Ultimate Software Group UK Limited, our wholly-owned subsidiary in the United Kingdom.  Loss from discontinued operations, net of income taxes, for the nine months ended September 30, 2010, was principally comprised of $0.9 million from the realization of a non-cash foreign currency translation adjustment.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2010	2009		2010	2009
Revenues:
Recurring	77.3%	70.9%		74.6%	67.6%
Services	22.4	28.6		24.7	29.9
License	0.3	0.5		0.7	2.5
Total revenues	100.0	100.0		100.0	100.0
Cost of revenues:
Recurring	22.1	20.6		21.6	19.7
Services	20.7	24.1		22.0	24.3
License	–	–		0.1	0.4
Total cost of revenues	42.8	44.7		43.7	44.4
Operating expenses:
Sales and marketing	25.7	27.1		26.5	27.6
Research and development	18.7	20.3		18.8	19.7
General and administrative	8.5	9.0		8.9	9.2
Total operating expenses	52.9	56.4		54.2	56.5
Operating income (loss)	4.3	(1.1)		2.1	(0.9)
Other income (expense):
Interest expense and other	–	–		(0.1)	–
Other income, net	–	–		–	0.1
Total other income (expense), net	–	–		(0.1)	0.1
Income (loss) from continuing operations
before income taxes	4.3	(1.1)		2.0	(0.8)
(Expense) benefit for income taxes	(2.5)	0.3		(1.1)	0.2
Income (loss) from continuing operations	1.8	(0.8)		0.9	(0.6)
Loss from discontinued operations,
net of taxes	–	(0.2)		(0.5)	(0.2)
Net income (loss)	1.8%	(1.0	) %	0.4%	(0.8	) %

Revenues

Our revenues are derived from recurring revenues and services revenues and, to a lesser extent, license revenues.  There have been no material changes to our significant accounting policies from those described in our Form 10-K.

Total revenues, consisting of recurring, services and license revenues, increased 18.5% to $57.0 million for the three months ended September 30, 2010 from $48.1 million for the three months ended September 30, 2009, and 16.2% to $167.4 million for the nine months ended September 30, 2010 from $144.1 million for the nine months ended September 30, 2009.

Recurring revenues increased 29.2 % to $44.1 million for the three months ended September 30, 2010 from $34.1 million for the three months ended September 30, 2009, and 28.1% to $124.9 million for the nine months ended September 30, 2010 from $97.5 million for the nine months ended September 30, 2009. The increases for the three and nine months ended September 30, 2010 were primarily due to an increase in revenues from our SaaS Offering.  Revenues from our SaaS Offering increased 39.2% and 40.3% for the three and nine months ended September 30, 2010, respectively, in comparison to the same periods in 2009. The increases were based on the revenue impact of incremental units sold that have gone Live since September 30, 2009, including UltiPro and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring subscription revenues from sales of our SaaS Offering begins when the related customer goes Live.

Services revenues decreased 7.1% to $12.8 million for the three months ended September 30, 2010 from $13.8 million for the three months ended September 30, 2009 and 3.9% to $41.4 million for the nine months ended September 30, 2010 from $43.1 million for the nine months ended September 30, 2009. The decreases for the three and nine months ended September 30, 2010 were mainly due to (i) less billable hours from fewer Ultimate revenue-generating consultants for Enterprise sales and (ii) a decrease in the Enterprise blended net rate per hour, partially offset by (iii) higher implementation revenues recognized for Workplace sales.

 License revenues decreased 28.2% to $0.2 million for the three months ended September 30, 2010, from $0.3 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, license revenues decreased 68.0% to $1.1 million from $3.5 million for the nine months ended September 30, 2009.  Effective April 1, 2009, Ultimate discontinued selling its on-site UltiPro solutions to new customers on a perpetual license basis, although we continue to sell on-site UltiPro solutions on a subscription basis (priced and billed to customers on a PEPM basis).  However, we did sell licenses of Optional Features to existing license customers during the first nine months of 2010.

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of the cost of maintenance (which includes technical support to Ultimate’s customers and the cost of providing periodic updates) and the cost of recurring subscription revenues (“SaaS costs”), including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services to Ultimate’s customers.

Total cost of revenues increased 13.7% to $24.4 million for the three months ended September 30, 2010 from $21.5 million for the three months ended September 30, 2009 and 14.4% to $73.1 million for the nine months ended September 30, 2010 from $63.9 million for the nine months ended September 30, 2009.

Cost of recurring revenues increased 27.0% to $12.6 million for the three months ended September 30, 2010 from $9.9 million for the three months ended September 30, 2009 and 27.3% to $36.0 million for the nine months ended September 30, 2010 from $28.3 million for the nine months ended September 30, 2009. The $2.7 million and $7.7 million increases in cost of recurring revenues for the three and nine months ended September 30, 2010, respectively, were primarily due to increases in both maintenance costs and SaaS costs.  Customer support and maintenance costs increased primarily due to higher labor costs commensurate with the growth in Ultimate’s recurring revenues customer base.  SaaS costs increased principally as a result of increased labor costs to support the growth in sales from our SaaS Offering.

Cost of services revenues increased 2.3% to $11.9 million for the three months ended September 30, 2010 from $11.6 million for the three months ended September 30, 2009, and 5.5% to $36.9 million for the nine months ended September 30, 2010 from $35.0 million for the nine months ended September 30, 2009. The increases for the three and nine months ended September 30, 2010 were primarily due to an increase in labor costs from Workplace implementation services as we continued to build the infrastructure for Workplace to support the growth in related sales.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions and travel and promotional expenses, as well as advertising and marketing costs. Sales and marketing expenses increased 12.2% to $14.6 million for the three months ended September 30, 2010 from $13.0 million for the three months ended September 30, 2009, and 11.5% to $44.3 million for the nine months ended September 30, 2010 from $39.8 million for the nine months ended September 30, 2009. The increases in sales and marketing expenses for the three and nine month periods ended September 30, 2010 were primarily due to increased labor and related costs and higher sales commissions principally related to increased recurring subscription revenues from our SaaS Offering for both Enterprise and Workplace. Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the revenue recognition for SaaS sales.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 9.4% to $10.7 million for the three months ended September 30, 2010 from $9.8 million for the three months ended September 30, 2009, and 10.5% to $31.4 million for the nine months ended September 30, 2010 from $28.5 million for the nine months ended September 30, 2009, principally due to higher labor costs related to the ongoing development of core UltiPro and Optional Features and, to a lesser extent, higher third-party consulting costs.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 11.8% to $4.8 million for the three months ended September 30, 2010 from $4.3 million for the three months ended September 30, 2009 and increased 13.7% to $15.0 million for the nine months ended September 30, 2010 from $13.2 million for the nine months ended September 30, 2009.  The increases in general and administrative expenses were primarily due to higher labor and related costs and, to a lesser extent, an increase in the provision for doubtful accounts.

Income Taxes

Income taxes, related to continuing operations, for the three months ended September 30, 2010 and September 30, 2009 included a consolidated provision of $1.4 million and a consolidated benefit of $0.2 million, respectively.  Income taxes, related to continuing operations, for the nine months ended September 30, 2010 and September 30, 2009 included a consolidated provision of $1.9 million and a consolidated benefit of $0.3 million, respectively.  The effective income tax rate related to continuing operations for the three months ended September 30, 2010 and September 30, 2009 was 59.4% and 31.8%, respectively.  The effective income tax rate related to continuing operations for the nine months ended September 30, 2010 and September 30, 2009 was 54.7% and 21.0%, respectively.  The variation in tax rates for the 2010 periods from the 2009 periods was primarily attributable to the proportional relationship of net permanent differences to the pre-tax net income for the 2010 periods, increasing the tax expense and rate, and the pre-tax net loss for the 2009 periods, decreasing the tax benefit and rate.

Net operating loss carryforwards, available to offset future taxable income, related to continuing operations at December 31, 2009 were approximately $83.0 million and $0.3, for Federal and foreign income tax reporting purposes, respectively.  Approximately $83.0 million of the total Federal and foreign net operating loss carryforwards was attributable to deductions from the exercise of non-qualified stock options and the vesting of restricted stock units and restricted stock Awards (“Stock Based Compensation Deductions”) of our employees and non-employee directors.  The benefit from the Stock Based Compensation Deductions will primarily be credited to paid-in capital and deferred tax assets when realized.  Such carryforwards expire from 2011 through 2029.  Utilization of such carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments.

The balance of deferred tax assets, net of deferred tax liabilities, was $22.9 million as of September 30, 2010.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

Loss from Discontinued Operations

We had income from discontinued operations, net of income taxes, for the three months ended September 30, 2010 of $77 thousand.  Loss from discontinued operations, net of income taxes, for the nine months ended September 30, 2010, was $853 thousand.  The income from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2010, was comprised of $103 thousand and $59 thousand, respectively, from subsidiary operations and a $26 thousand loss and a $912 thousand loss, respectively, from the realization of a non-cash foreign currency translation adjustment.  The net loss from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2009, was $115 thousand and $260 thousand, respectively.  There was no realized foreign currency translation adjustment for the three and nine months ended September 30, 2009.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of September 30, 2010, we had $38.5 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $5.3 million since December 31, 2009.
The $5.3 million net increase was primarily due to cash provided by operations of $16.2 million and excess tax benefits from stock option exercises, net of shares acquired to settle employee tax withholding liabilities of $3.0 million, partially offset by purchases of treasury stock, net of proceeds from the issuance of Common Stock from employee stock option exercises, of $9.0 million and cash purchases of property and equipment (including principal payments on financed equipment) of $5.0 million.

Net cash provided by operating activities for the nine months ended September 30, 2010 of $16.2 million was comparable to that for the nine  months ended September 30, 2009.  For the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, accrued expenses and deferred rent increased by $4.0 million, accounts payable increased by $3.1 million and cash provided by operations was higher by $5.8 million.  These increases were offset by increased accounts receivable of $7.1 million, excess tax benefits from stock option exercises of $3.7 million and higher prepaid expenses and other current assets of $3.5 million.

Net cash used in investing activities was $78.8 million for the nine months ended September 30, 2010 as compared to $11.1 million for the nine months ended September 30, 2009.  The increase of $67.7 million was primarily attributable to an increase of $70.6 million in funds received from and held on behalf of Ultimate’s customers using the UltiPro tax filing offering (“UltiPro Tax Filing Customer Funds”), with such funds being invested by us in overnight repurchase agreements backed by U.S. Treasury or U.S. Government Agency securities and an increase of $0.4 million in cash purchases of marketable securities, partially offset by an increase in cash provided from the maturities of marketable securities of $2.6 million and, to a lesser extent, a decrease in capitalized software costs of $0.6 million.

Net cash provided by financing activities was $68.2 million for the nine months ended September 30, 2010 as compared to $0.6 million for the nine months ended September 30, 2009. The $67.6 million increase was primarily related to an increase of $70.6 million in UltiPro Tax Filing Customer Funds received, a $6.2 million increase in proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises and excess tax benefits from stock option exercises of $3.7 million, partially offset by a $12.6 million increase in repurchases of Common Stock pursuant to Ultimate’s stock repurchase plan, and, to a lesser extent, an increase in net shares acquired to settle employee tax withholding liabilities of $0.7 million,

Days sales outstanding, calculated on a trailing three-month basis, as of September 30, 2010 and September 30, 2009, were 69 days and 67 days, respectively.

Deferred revenues were $70.4 million at September 30, 2010, as compared to $68.6 million at December 31, 2009.  The increase of $1.8 million in deferred revenues was primarily due to higher deferred SaaS revenues, partially offset by decreased deferred maintenance revenues primarily due to decreased maintenance billings and, to a lesser extent, decreased deferred services revenues.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

 We did not have any material commitments for capital expenditures as of September 30, 2010.

Off-Balance Sheet Arrangements

We do not, and as of September 30, 2010 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Forward-Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the SEC.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-Q and the Form 10-K, including the risk factors set forth in Part I, Item 1A of the Form 10-K. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments include obligations of U.S. government agencies and corporate debt securities.  Corporate debt securities include commercial paper which, according to Ultimate’s investment guidelines, must carry minimum short-term ratings of P-1 by Moody’s Investor Service, Inc. (“Moody’s”) and A-1 by Standard & Poor’s Ratings Service, a Division of The McGraw-Hill Companies, Inc. (“S&P”).  Other corporate debt obligations must carry a minimum rating of A-2 by Moody’s or A by S&P.  Asset-backed securities must carry a minimum AAA rating by Moody’s and S&P with a maximum average life of two years at the time of purchase.

As of September 30, 2010, total investments in available-for-sale marketable securities were $9.2 million.

As of September 30, 2010, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.4% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its September 30, 2010 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $52 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $52 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of September 30, 2010, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended September 30, 2010 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

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

As of September 30, 2010, Ultimate had purchased 3,594,825 shares of Ultimate’s issued and outstanding Common Stock under the Stock Repurchase Plan, with 405,175 shares being available for repurchase in the future.  The detail of Common Stock repurchases for the three months ended September 30, 2010, and the total cumulative number of shares purchased and the maximum number of shares that may yet be purchased under the Stock Repurchase Plan as of September 30, 2010, are as follows:

			Total Cumulative Number of	Maximum Number of
			Shares Purchased as Part	Shares That May Yet
	Total Number of	Average Price	Of Publicly Announced	Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (1)	Plans or Programs
July 1 – 31, 2010………….	–	–	3,385,925	614,075
August 1 – 31, 2010………	208,900	32.64	3,594,825	405,175
September 1 – 30, 2010…..	–	–	3,594,825	405,175
Total………………………	208,900	$ 32.64	3,594,825	405,175

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

ITEM 6.                      Exhibits

Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
____________________

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date: November 9, 2010	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)