Form 10-K
period 2010-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2011-03-01
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☑                                                                                                             Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2010 was approximately $784.7 million.

As of February 18, 2011, there were 25,629,806 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

THE ULTIMATE SOFTWARE GROUP, INC.

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (this “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the Securities and Exchange Commission.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including the risk factors set forth in Item 1A. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UltiPro® and its related design are registered trademarks of Ultimate in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate.

PART I

Item 1.  Business

Overview

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of unified human capital management (“HCM”) software-as-a-service (“SaaS”) solutions for global businesses.

Ultimate’s UltiPro software (“UltiPro”) is a comprehensive SaaS-based solution delivered primarily to organizations based in the United States and Canada and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, human resources (“HR”) management and compliance, benefits management and online enrollment, payroll, performance management, learning management, salary planning and budgeting for compensation management, reporting and analytical decision-making tools, and time and attendance.  UltiPro has role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office, including an UltiPro application for use on the iPhone or iPad.

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

UltiPro is marketed as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with 1,000 or more employees.  UltiPro Workplace (“Workplace”) is designed for companies with fewer than 1,000 employees.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have HR information systems staff on their premises to help with system deployment or management issues, we created UltiPro Workplace’s bundled services package to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”

Our SaaS offering of UltiPro (the “SaaS Offering”) provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that SaaS is attractive to companies that want to focus on their core business competencies to increase sales and profits. Through SaaS, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are managed at three data centers; one located near Miami, Florida, one near Atlanta, Georgia, and another near Toronto, Canada. All data centers are owned and operated by independent third parties.

As part of our UltiPro HCM solution, which includes HR, payroll and talent management feature sets, we provide implementation and training services to our customers as well as support services, which have been certified by the Support Center Practices (“SCP”) certification program for twelve consecutive annual evaluations.  UltiPro leverages the Microsoft Corporation (“Microsoft”) technology platform, which is recognized in the industry as a cost-effective, reliable and scalable platform.

UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.  Ultimate had approximately 2,200 customers as of the end of 2010.  Based on December 2010 market data from Dun & Bradstreet, we estimate our approximate market share to be 9 percent in the over 1,000 employees and larger space and 2 percent in the under 1,000 employee space.

    Ultimate is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), to accommodate its operations in Canada.  In October 2006, Ultimate acquired 100% of the common stock of a United Kingdom (“UK”) company and its wholly-owned U.S. subsidiary, known as The Ultimate Software Group UK Limited.  The Ultimate Software Group UK Limited was discontinued and liquidated in 2010.  See Note 4 in the Notes to the Consolidated Financial Statements.  There were no material assets or revenues in either Canada or the UK as of or for the year ended December 31, 2010.  Ultimate’s headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (954) 331-7000.

Features of UltiPro

UltiPro is a comprehensive SaaS-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, learning management, salary planning and budgeting for compensation management, reporting and analytical decision-making tools, time and attendance, and role-based self-service for executives, managers, administrators, and employees whether they are in or out of the office.  UltiPro offers the following features to its customers:

Role-Based Internet Access to Functionality.  UltiPro provides Web access to workforce-related business functions, company communications, and reporting for everyone in our customer’s organization, not just the HR department.  The access and specific functionality are based upon our customer’s process requirements and the individual user’s role.  We believe that UltiPro’s employee-facing Web applications can increase administrative efficiencies by providing immediate access to reporting, staff management processes and business intelligence for executives, and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms, and paychecks.  Ultimate also provides an UltiPro application for use on an iPhone or iPad to allow rapid communication among traveling executives and employees. Using their iPhones or iPads, managers can approve or deny daily workflow transactions—such as salary changes and paid time off—and all employees can quickly access their company’s employee directory to look up contact information or employee photos.

Feature-Rich, Highly Configurable, Built-in Functionality.  Based upon UltiPro’s built-in and unified functionality and its ability to be configured extensively to meet the customer’s specific business needs, Ultimate has found that UltiPro minimizes the need for its customers to make extensive customizations or changes to source code.  UltiPro facilitates streamlined management of the total employment cycle, enables organizations to minimize the time invested in burdensome HR/payroll administrative activities, and provides strategic HR and talent management reports and tools.

Flexible, Rapid System Setup and Configuration.  UltiPro has been designed to minimize the time and effort required to set up and configure the system to address individual company needs.  UltiPro delivers an extensive amount of functionality “out-of-the-box” that can be configured to align with our customers’ various business models, so that few customizations are required by the typical customer. Ultimate has a proven track record for activating UltiPro rapidly through SaaS.

Reduced Total Cost of Ownership.  We believe that the UltiPro solution provides cost saving opportunities for our customers and that UltiPro is competitively priced. In addition, we believe that our current practices in activating the UltiPro solution result in cost savings for customers when compared with implementations of other similar solutions in the industry.  The UltiPro customer may also reduce the administrative and information technology (“IT”) support costs associated with the organization’s HR, benefits and payroll functions over time.  Administrative costs can be further reduced by providing an organization with greater access to information and control over reporting.

Leveraging of Leading Technologies.  Ultimate has consistently focused on identifying leading technologies and integrating them into its products. The primary characteristics of Ultimate’s technology are:

▪	Leading-edge service-oriented-architecture technology platform built using the Microsoft .NET 3.0 framework and now transitioning to Microsoft .NET 4.0.

▪
Multi-tenancy (multiple companies can reside on one server).  The multi-tenant model allows each application component to run on a separate farm, or cluster, of load-balanced servers while still providing customer data isolation that customers demand. Ultimate’s multi-tenant site registry functions similar to “yellow pages” to manage tenant location and isolation within the site.

▪
Connecting UltiPro via Web services (a set of platform-neutral and vendor-independent protocols that enable application interactions over the Internet using Extensible Markup Language, or XML, and other Web-based technologies).  Through Web services, UltiPro interfaces with other applications and data services easily and securely.

Rich End-User Experience, Ease of Use and Navigation.  Ultimate designs its products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the HR, payroll, and talent management areas. UltiPro uses familiar Internet navigation techniques, which we believe make its solution convenient and easy to use. While traveling or out of the office, our customer’s executives, managers, administrators and employees can manage payroll and employee functions and run reports by accessing UltiPro over the Internet or find answers to key routine questions by using an UltiPro application on their iPhone or iPad.

Comprehensive Customer Services and Industry-Specific Expertise.  Ultimate believes it provides the highest quality customer services, SaaS services, professional setup and implementation services, knowledge management (or training) services and ongoing product and customer support services. Ultimate’s customer support center has received the SCP Certification for the twelfth consecutive year. The SCP program was created by the Service & Support Professionals Association (“SSPA”) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to the SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate employs a dedicated research team to track jurisdictional tax changes for more than 13,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

UltiPro—Core Functionality and Optional Features

UltiPro’s core functionality includes, but is not limited to, a set of Web-based features for HR management, benefits administration, payroll administration, role-based Internet access to functions, and business intelligence along with system administration tools and Enterprise Integration Tools that give customers the ability to interface with third-party applications and providers.

In addition to UltiPro’s core HCM functionality, our customers have the option to purchase a number of additional features on a per-employee-per-month (“PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features which are based on the particular business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, learning management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession planning); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) tax filing; (vi) wage attachments; and (vii) other optional features (collectively, UltiPro “Optional Features”) , which are described below.

Differences between features available to UltiPro Enterprise and UltiPro Workplace are specified below.  Unless otherwise specified, features are included in both the Enterprise and Workplace offerings.

UltiPro’s Core HR/Payroll Functionality

UltiPro’s core HR/payroll functionality includes, but is not limited to, the following:

UltiPro’s Web Center. UltiPro can act as the gateway to business activities for a company’s executives, management team, HR/payroll staff, administrators, and employees.  Employees of customers can access UltiPro from multiple Web browsers, including Microsoft Internet Explorer and Mozilla Firefox, view information and perform tasks in a language of their individual choice (most commonly English, Spanish, or French), set their personal preferences for the order and placement of home-page content, and set up access to any available page in one click.  Ultimate believes that UltiPro allows its customers to improve service to their employees through better communications and to save time because managers and administrators can complete hundreds of common employee-related tasks, including administering benefits, managing staff and accessing reporting and business intelligence in real time, from one central location. UltiPro also enables companies to provide on-demand access to company and personal information for their employees over the Internet.

Human Resources Management.  UltiPro tracks HR-related information including employment history, performance, job and salary information, career development, and health and wellness programs. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting, including under the Consolidated Omnibus Budget Reconciliation Act (COBRA), the Health Insurance Portability & Accountability Act (HIPAA), regulations implemented by the Occupational Safety & Health Administration (OSHA), workers’ compensation regulations, the Family Medical Leave Act (FMLA), and Equal Employment Opportunity (EEO) laws. UltiPro also enables compliance with HIPPAA confidentiality requirements for protecting sensitive data such as employee social security numbers.
UltiPro also allows customers to track HR information of employees working outside the U.S. and Canada, providing a global view of their workforces and enabling consolidation of global HR/employee information into one central system for HR reporting and analytics by individual country or the entire company as a whole.

Benefits Administration. UltiPro allows companies to automate the matching of the health, welfare, dental, vision, and other benefits that their organizations offer employees, and to set up and administer benefit plans and employee and employer contributions, and it enables employees to check benefit options and coverage online over the Internet. UltiPro eliminates the need for duplicate rules, duplicate data entry, and reconciliation reporting because it stores details for deductions and benefit plans in one common table. This includes rules for coverage, premium and employer match computations, and eligibility and participation determinations.  UltiPro also allows companies to maintain and administer paid time off benefits, such as vacation (including calculating benefit accrual amounts), track leave time taken, and facilitate the response to employee leave requests.

Payroll Administration.  UltiPro’s payroll engine handles hundreds of payroll-related computations intended to minimize the customer’s need for side calculations or additional programming. For example, UltiPro delivers complex wage calculations such as average pay rates for overtime calculations, shift premiums, garnishments and levy calculations. With UltiPro, a company’s central payroll department, remote offices or multiple divisions can process payroll with specific processing steps based on the exact needs of the organization, and can manage this process through an easy-to-use dashboard of payroll tasks and status, over the Internet.

Role-Based Self-Service.  Authorized managers have self-service access to staff information such as salary, compensation history, key dates and emergency contacts, with reporting and workforce analysis tools to facilitate decision-making.  A customer’s managers can view and update staff information, manage department activities, post job openings, leverage recruiting and hiring tools, and perform queries on workforce data.  UltiPro’s document management features can be used to house and categorize employee-related documents such as drivers’ licenses, consent forms, and completed Forms I-9 with required identification.  Administrators and managers have the ability to attach Microsoft Word documents, PDF files, JPEG files, spreadsheets, or any other file types supported by Microsoft Internet Explorer to employee files.  The documents can be grouped and sorted to individual requirements, as necessary.

Employees also may be given immediate security-protected access to view their own paycheck details and benefits summaries, frequently used forms and company information.  They can also update personal information such as address, phone number, emergency contacts and skills; change preferences such as direct deposit accounts and benefits selections; make routine requests such as asking for vacation time; and enroll in training.

UltiPro Business Intelligence.  UltiPro Business Intelligence uses the IBM Cognos 8 business intelligence platform for HR, payroll, and talent management reporting and analysis. Accessed via the Web, UltiPro Business Intelligence gives users the ability to access data across the UltiPro solution – from HR, payroll to benefits administration and enrollment, compensation, talent acquisition and onboarding, talent management, learning management, compensation, compliance, year-end data, and more – and enables them to create, modify, and distribute workforce-related reports and notifications. UltiPro includes a pre-configured data mapping library and pre-authored reports and analytics.  Controlled by role-based security, everyone in a customer’s organization– from line managers to executives – can have immediate access to key workforce metrics, and they can personalize their own user experience to show the reports they want to see and how they want to see them. We believe that UltiPro Business Intelligence gives its customers significant strategic value for managing their workforce-related functions and saves them labor time and money by eliminating or reducing the need for internal technology people to generate hundreds of individual reports for disparate executive and management needs.

    Other Key Features.  UltiPro includes system administration tools such as configuration options, role-based security, built-in conditional workflow, flexible business rules, and an easy-to-use content management tool. Built-in conditional workflow enables users to authorize HR/payroll staff, managers, or supervisors to make updates on the Web through more than 125 pre-defined, highly configurable workflow processes to expedite business activities such as hiring an employee or inputting a salary increase. System administration is designed for the non-technical user to administer UltiPro’s role-based security, built-in conditional workflow, and system business rules, as well as to enable system administrators to post company communications, link to external Web sites and tailor pages to reflect the customer’s own company user experience requirements. Enterprise Integration Tools are also included to provide the ability to interface with third-party applications and providers such as general ledger, tax filing services, time clocks, banks, 401(k) and benefits providers, check printing services and unemployment management services.

UltiPro’s Optional Features

UltiPro Talent Management is a suite of add-on products comprised of Recruitment, Onboarding, Performance Management, Learning Management, Salary Planning and Budgeting, and Employee Relations.

i)  Recruitment. UltiPro Recruitment delivers a “one-stop” solution for companies to recruit and hire the most qualified candidates. By automating the entire recruiting and applicant tracking process, UltiPro Recruitment enables hiring managers, recruiters, and HR staff to track and manage all recruitment tasks such as posting open jobs, reviewing resumes, screening candidates, and scheduling interviews through convenient Web access.

ii)  Onboarding.  UltiPro Onboarding is a comprehensive Web-based tool that provides employers the ability to automate the process of bringing a new employee into an organization and speed time to productivity. Employees can be given a “welcome” package online as part of a step-by-step process that is built into UltiPro Onboarding which is easily configurable. It includes such activities as obtaining required government and procedural paperwork, including electronic signatures and document storage; provisioning necessary equipment and job-specific tools such as office location, computer equipment, and uniforms; ensuring enrollment in necessary training programs; and instilling the employer’s core values and business objectives.

iii)  Performance Management and Learning Management. UltiPro Performance Management helps companies maximize talent development and improve employee satisfaction by automating and enhancing the performance process and using competency-based employee development. UltiPro Performance Management streamlines the processes of evaluating performance and completing performance reviews, making competency assessments, identifying top performers for succession planning, and tracking and executing coaching, training and development plans.  UltiPro Learning Management enables businesses to tie performance objectives and employee development requirements to measurable plans that drive individual learning programs. Companies can list or link to educational programs and track attendance, program status, certifications, and other results.

    iv)  Salary Planning and Budgeting. UltiPro Salary Planning and Budgeting facilitates salary increase administration by delivering the tools and information managers need to make effective decisions regarding future compensation for individuals and/or an entire team. Highly configurable, UltiPro Salary Planning and Budgeting makes it easy for companies to tie the salary-increase process and business rules into the solution. Working online, managers can rapidly review their salary budgets and guidelines, and determine the best way to allocate pay increases to their employees within their approved budget. Once managers decide on the allocations, they can submit pay increases for processing with no manual calculations or spreadsheets required.

v)  Employee Relations.  UltiPro Employee Relations allows customers to track employee information that is important to a particular industry such as disciplinary actions and employee grievances.  In addition, career planning features in the UltiPro Employee Relations feature set help companies of all types with succession planning by building a pipeline of future leaders from their workforce pool to fill key positions.

Other Optional Features include, but are not limited to, the following products, which are supplemental to UltiPro’s core HR/payroll functionality:

Benefits Enrollment. With UltiPro Benefits Enrollment, employees can review their benefit choices and make selections on the Web during defined open enrollment periods. Benefits administrators can set up enrollment sessions over the Web and use tools to monitor the enrollment progress. UltiPro Benefits Enrollment also guides employees through all of the benefit and personal information changes necessary as a result of a life event such as getting married, having a baby or moving.  UltiPro also facilitates the electronic feeds required for insurance carriers and plan administrators, reducing the need for manual reporting of employee census information, participant coverage, and billing reconciliation.

    Time, Attendance, and Scheduling (available to prospective customers in the Enterprise market). Through a strategic partnership, Ultimate has the right to market and distribute an independent third party’s time and labor management product as part of the UltiPro solution. Ultimate has branded this product as UltiPro Time and Attendance, marketing the components as UltiPro Time and Attendance, UltiPro Leave Management, and UltiPro Workforce Scheduling (collectively, “UTA”). Ultimate is the single-source contact for customer implementations and ongoing solution support for UTA. UTA is Web-based and integrated with UltiPro’s payroll, HR, and benefits functionality. UltiPro Time and Attendance tracks time and attendance labor metrics and supports a variety of time-capture mechanisms. UltiPro Leave Management includes all of the functionality required to effectively track and manage employee leave. UltiPro Workforce Scheduling features industry-specific employee scheduling options to ensure that organizations in different environments deploy employees in an efficient and legislatively compliant manner.

Time Management (designed for the Workplace market). UltiPro Time Management delivers the functionality and flexibility needed to manage employee time and attendance efficiently and provides Web access to real-time employee time and labor information. UltiPro Time Management provides companies with the tools to proactively prevent issues that negatively impact business performance, such as employee coverage gaps, labor law violations, and excess labor spending. Fully integrated scheduling, time and attendance, and leave management capabilities reduce payroll expenditures and streamline payroll and workforce management processes.

Tax Filing. Ultimate has the right to market and distribute an independent third party’s tax filing solution that Ultimate has branded UltiPro Tax Filing.  With this solution, companies are able to meet all Federal, state, and local payroll tax filing obligations quickly and easily. The UltiPro solution saves payroll staff time by eliminating the administrative burdens associated with tax filing. UltiPro Tax Filing enables businesses to deposit federal, state, and local tax payments for more than 13,000 tax codes via electronic funds transfer or check and automates filing for monthly, quarterly, and annual tax returns.

    Wage Attachments. For organizations required to process third-party payments on behalf of their employees for items such as child support, tax levies, and creditor garnishments, UltiPro Wage Attachments provides the means to effectively streamline and manage the payment process. UltiPro Wage Attachments eliminates the burden associated with payments to third parties by using information entered and calculated in UltiPro, so there is no need to manage payment processing or analyze varying disbursement schedules for multiple jurisdictions. Ultimate ensures that each third-party payment is made according to the designated payment method and reaches its required destination within the assigned timeframe.

    Other Optional Features.  Ultimate offers a number of additional HR and payroll-related services to extend the value of UltiPro, including test environment services, W-2 print services, pre-employment screening, paycheck modeling, pay cards, unemployment tax management, employment verification services, employee assistance, health and wellness, and work/life balance programs.  In addition, Ultimate offers UltiPro Federated Single Sign-On for standards-based identity management by leveraging Microsoft’s Active Directory Federated Services infrastructure.  The solution helps improve and simplify data security by enabling individuals to use a single login credential (such as a network login) to seamlessly access UltiPro over the Internet.

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

Internet-Based Technologies and Integration.  Ultimate supports cutting-edge Web technologies and Internet/extranet connectivity to increase access to and usability of its applications. In 2002, Ultimate moved to Web services architecture that allows business logic to be called and executed over standard network protocols, such as HTTP or TCP/IP. UltiPro has an open architecture that supports open integration standards, including XML, HR-XML, SOAP, WSDL, AJAX, and COM, including real-time messaging through Web services.  UltiPro’s Web services architecture is scalable to adapt to the business needs of companies of any size. The solution includes enterprise integration tools that enable customers to exchange data with third-party providers via imports, exports or Web services.

Distributed Process Management. The technical architecture UltiPro uses to enable Web services capabilities is called UltiPro Distributed Process Management (“DPM”). This unique platform incorporates leading technologies such as Microsoft Message Queuing (MSMQ), XML, SOAP, and WSDL to create a distributed processing framework that is Internet-enabled for performing business functions on the Web and allowing different enterprise systems to talk to one another over the Internet. UltiPro’s DPM was designed to automate and distribute HR and payroll processes, for example, processing payroll or generating reports, across multiple servers to reduce the amount of time and manual work required. This means that commonly requested services, such as running a report or running steps in the payroll process, can be initiated from the Web. These requests are automatically routed to a separate process application server to ensure efficient processing and load balancing. Ultimate believes that the DPM framework makes UltiPro highly scalable to accommodate a high volume of processing requests cost-effectively for companies that run hundreds or even thousands of payrolls.

Application Framework.  Ultimate has designed certain aspects of its system using a multi-tiered architecture in order to enhance the system’s speed, flexibility, scalability and maintainability. When an application’s logic resides only on a client workstation, a user’s ability to process high volume data transactions is limited. When the logic resides only on a server, the user’s interactive capabilities are reduced. To overcome such limitations, Ultimate built more separation into the application design. The UltiPro application consists of several core components in a decoupled architecture that leverages Microsoft technology. UltiPro’s multi-layered architecture, including an operating system layer, business logic layer, presentation layer and user interface layer, makes it easier to update and maintain UltiPro, as well as integrate UltiPro with other enterprise systems. Ultimate believes that UltiPro’s application framework provides a highly extensible set of services that can scale depending on the customer’s business size. In addition, UltiPro was built using a data-driven, object-oriented application framework that enhances the development and usability of the solution. Object-oriented programming features code reusability and visual form/object inheritance, which decrease the time and cost of developing and fully implementing a new system. With object-oriented programming, system updates do not overwrite prior customizations to the system because custom changes are sub-classed objects that reside “outside” the core program.

Business Intelligence Tools.  In addition to providing an extensive library of standard reports that offer flexibility and ease of use, Ultimate extends what users can do with employee data by embedding business intelligence tools from Cognos Corporation, a third-party provider (“Cognos”). In addition to offering sophisticated data query and report authoring, these tools enable users to apply on-line analytical processing to multidimensional data cubes, allowing users to explore data on employees graphically and statistically from diverse angles. Ultimate maintains a link between Cognos’ report catalog and UltiPro’s data dictionary, eliminating the necessity for users to create and maintain ad hoc reporting catalogs. In addition, for security purposes and ease of use, Ultimate has unified security for the data elements and provided single sign-on for users.  A Cognos Web Package is delivered to UltiPro customers to allow users to access reports and conduct data queries from a Web browser.

SaaS Offering

Ultimate’s SaaS Offering provides on-line access to comprehensive HCM functionality for organizations that need to simplify the IT support requirements of their business applications. Through the SaaS Offering, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for its customers at three data centers.  Data centers located near Miami, Florida and Atlanta, Georgia, are owned and operated by Quality Technology Services (“QTS”) and the data center located near Toronto, Canada is owned and operated by Verizon Canada Ltd. (“Verizon”).

Ultimate’s use of the data centers located near Miami, Florida and Atlanta, Georgia is governed by a Master Space Agreement dated June 1, 2009 with Quality Technology Services Miami, LLC (“QTS Miami”) and a Master Space Agreement dated June 1, 2009 with Quality Technology Services Metro, LLC (“QTS Metro”), respectively (collectively, the “QTS Agreements”).  Pursuant to the terms of the QTS Agreements, Ultimate may from time to time submit orders for the use of certain physical space within the data centers for hosting Ultimate’s hardware equipment, as well as Internet connectivity services, security, power and generator back-up, environmental controls and access controls.  Each of the QTS Agreements provides that any service order will automatically renew for successive renewal terms, unless either party notifies the other party in writing at least sixty days prior to the end of the then current term that there will be no such renewal.  Furthermore, each of the QTS Agreements may be terminated at any time by either party thereto, if:  (i) the non-terminating party breaches any material term of such QTS Agreement and fails to cure such breach within 10 days after receipt of written notice; (ii) the non-terminating party becomes the subject of a voluntary or involuntary proceeding relating to insolvency, bankruptcy, receivership, liquidation, or reorganization; or (iii) a court or other government authority having jurisdiction over the services prohibits the furnishing of services governed by such QTS Agreement.

Ultimate’s use of the data center located near Toronto, Canada is governed by a General Service Agreement dated September 23, 2009 (the “Verizon Agreement”) between Ultimate’s wholly owned subsidiary Ultimate Canada and Verizon.  Pursuant to the terms of the Verizon Agreement, Ultimate Canada has use of certain physical space within the data center for hosting Ultimate Canada’s hardware equipment, as well as Internet connectivity services.  The Verizon Agreement contains provisions relating to data security and access to the data center.  Upon placing a service order, Ultimate Canada is guaranteed certain pricing terms and is committed to minimum usage levels for a period of at least 36 months from the service effective date.  The Verizon Agreement will renew on a month-to-month basis unless either party gives at least sixty days written notice prior to the completion of the applicable term that there will be no such renewal.  The Verizon Agreement provides that its term will end upon the expiration of the term of the last-executed service order.  Ultimate has guaranteed the payment of all amounts due from Ultimate Canada to Verizon under the Verizon Agreement.

The SaaS Offering is designed to provide an appealing pricing structure to customers who prefer to minimize the initial cash outlay associated with typical capital expenditures.  SaaS customers purchase the right to use UltiPro on an ongoing basis for a specific term in a shared or dedicated hosted environment and the arrangement can typically be renewed after its initial term has expired.  In the shared environment, Ultimate provides an infrastructure with servers shared among many customers who use a Web browser to access the application software through the related data center.  In the dedicated environment, the customer does not share servers with other customers but rather has its own set of servers.  The pricing for the SaaS Offering, including both the hosting element as well as the right to use UltiPro, is on a PEPM basis.

Research and Development Activities

Ultimate incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of its business.  Such research and development expenses are for enhancements to our existing products and for the development of new products. During 2010, 2009 and 2008, including capitalized software, we spent $42.2 million, $38.2 million and $36.8 million, respectively, on research and development activities.  During 2010, there were no research and development expenses capitalized.  During 2009 and 2008, $0.1 million and $0.8 million, respectively, of research and development expenses were capitalized for UltiPro Onboarding, which became available for general release to our customers during the spring of  2009.  In addition, in 2009, $0.1 million of research and development expenses were capitalized for certain third-party costs related to UltiPro Time Management.

Customer Services

We believe that delivering quality customer services provides us with a significant opportunity to differentiate Ultimate in the marketplace and is critical to the quality of Ultimate’s comprehensive service solution. Ultimate provides its customers services in two broad categories: (i) professional services and (ii) customer support services and product maintenance.  Additionally, Ultimate provides hosting services as a part of our SaaS Offering.  These services include, but are not limited to, purchasing and supporting hardware and system software; installing new versions of UltiPro; and backing up customer data.

Professional Services.  Ultimate’s professional services include implementation, customer relationship management and knowledge management (or training) services. Ultimate believes that its implementation consulting services are differentiated from those of other vendors by speed, predictability and completeness. Ultimate believes that its successful record with rapid system activation and implementations is due to its standardized methodology, long-tenured consultants, the large amount of delivered product functionality, and comprehensive conversion and integration tools.

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

Customer Support and Maintenance.  Ultimate offers comprehensive and on-going maintenance services and technical support.  These services have historically been purchased by all of our customers, and Ultimate had a recurring revenue customer retention rate of 96% in 2010. Ultimate’s customer support center has received the SCP Certification sponsored by the Service Strategies Corporation (“SSC”) for the twelfth consecutive year. This certification recognizes companies that “deliver exceptional service and support to their customers.” Ultimate’s customer support services include: software updates that reflect tax and other legislative changes; a named customer service representative; telephone support 24 hours a day, 7 days a week; unlimited access to Ultimate’s employee tax center on the Web; seminars on year-end closing procedures; and periodic newswire emails. In addition, our customer support services team maintains a support Web site for our customers where customers can submit inquiries and service requests as well as search a knowledge base of information for instant answers to questions, holds an annual national user conference and arranges for Ultimate professionals to attend smaller, user-organized user group meetings on a routine basis throughout the United States.

Customers

As of December 31, 2010, Ultimate provided its UltiPro solutions to approximately 2,200 customers. Ultimate’s customers represent a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services.  For each of the three years ended December 31, 2010, no customer accounted for more than 10% of total revenues.

Sales and Marketing

Ultimate markets and sells its products and services primarily through its direct sales force.

Ultimate’s direct sales force includes business development vice presidents, directors and managers who have defined territories, typically geographic. The sales cycle begins with a sales lead generated through a national, corporate marketing campaign or a territory-based activity. In one or more on-site visits, phone-based sales calls, or Web demonstrations, sales managers work with application and technical sales consultants to analyze prospective client needs, demonstrate Ultimate’s UltiPro solutions and, when required, respond to requests for proposals. The sale is finalized after customers complete their internal sign-off procedures and the terms of the contract are negotiated and signed.

With a sale of the SaaS Offering for both the Enterprise and Workplace markets, the agreement generally requires PEPM fees based on company size and, typically, a one-time upfront (or setup) fee priced on a per-employee basis, to cover services which generally include implementation and training.  Typical payment terms include a deposit at the time the contract is signed for all or a portion of the upfront fees and ongoing PEPM payments on specific payment dates designated in the contract, usually tied to the Live date.

With a perpetual license sale (which we stopped offering to new customers as of April 1, 2009), the terms of our sales contract typically included a license agreement for the product, an annual maintenance agreement (which is subject to annual renewal typically after a 12-month period), per-day training rates and hourly charges for implementation services. Typical payment terms included a deposit at the time the contract was signed and additional payments on specific payment dates designated in the contract. Payment for implementation and training services under the contract was typically made as such services were provided.

Ultimate supports its sales force with a comprehensive marketing program that includes public relations, advertising, direct mail, trade shows, seminars and workshops, email marketing, and Web marketing. Working closely with the direct sales force, customers and strategic partners, the marketing team defines positioning strategies and develops a well-defined plan for implementing these strategies. Marketing services include market surveys and research, overall campaign management, creative development, demand generation, results analysis, and communications with field offices, customers and marketing partners.

Intellectual Property Rights

Ultimate’s success is dependent, in part, on its ability to protect its proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We do not have any patents or patent applications pending.

Competition

The market for our products is highly competitive. Our products compete primarily on the basis of technology, delivered functionality, price/performance and service.

Ultimate’s competitors in the Enterprise market include (i) large service bureaus, primarily Automatic Data Processing Inc. (“ADP”) and, to a lesser extent, Ceridian; and (ii) companies, such as PeopleSoft/Oracle, Lawson, Kronos, and Workday that offer human resource management and payroll software products for use on mainframes, client/server environments and/or Web servers.  In the Workplace market, Ultimate’s competitors include payroll service providers, such as ADP, Ceridian and Paychex, that service companies on the smaller end of the mid-market.

Backlog

Backlog consists of our UltiPro SaaS solutions and sales of SaaS services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”) under signed contracts for which the services have not yet been delivered.  At December 31, 2010, Ultimate had backlog of $110.5 million compared to $95.5 million as of December 31, 2009.  Ultimate expects to fill approximately $93.8 million of the backlog during 2011.  Ultimate does not believe that backlog is a meaningful indicator of sales that can be expected for any future period.  There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

As of December 31, 2010, Ultimate employed 1,134 persons.  Ultimate believes that its relationships with employees are good, and that belief is validated by The Great Place to Work® Institute, Inc.’s selection of Ultimate as the #1 Best Place to Work in America among medium-sized companies for both 2009 and 2008, as well as one of the 25 best medium-sized companies to work for in America in 2007, 2006, and 2005.  However, competition for qualified personnel in Ultimate’s industry is generally intense and the management of Ultimate believes that its future success will depend, in part, on its continued ability to attract, hire and retain qualified personnel.

Available Information

Ultimate’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports and any registration statements, including but not limited to registration statements on Form S-3, are available free of charge on Ultimate’s website at www.ultimatesoftware.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). Information contained on Ultimate’s website is not part of this Form 10-K.  You may record and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains the reports, proxy and information statements and other information regarding us that we file with the SEC.  You can access the SEC’s website at www.sec.gov.

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

•            Spending patterns of our customers;

•            Timing of our product releases;

•            Increased competition;

•            A drop in the near-term demand for our products, particularly in relation to professional services; and

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

Due to the method of accounting for SaaS sales, a change in the period of the time from contract date to the Live date (“Time to Live”) could negatively impact the amount of recurring revenues recognized in a reporting period.

Sales production, as it pertains to sales of SaaS units, is not reflected in recurring revenues and related variable costs in our consolidated statements of operations until the related customer goes Live. In our internal business model, we make certain assumptions, among other things, with respect to future sales production, revenue growth, variable costs, personnel costs and other operating expenses.

Our expectations for recurring revenue growth are typically established based on combinations of actual sales production (for those units that have been previously sold but have not yet gone Live) and expected future sales production, together with expectations as to the Time to Live. Estimates for Time to Live are usually based on (i) specific estimates (for certain Backlog sales) provided by our field personnel, which estimates include factors and assumptions that are not within the control of our field personnel; and (ii) estimates for Time to Live for other SaaS sales (including Backlog sales without specific estimates at that point in time), as well as expected sales which are typically based on assumptions derived from our historical Time to Live periods, which are adjusted periodically, and prospectively, based on management’s assessment of Time to Live for Backlog sales at that point in time. Factors that could impact the Time to Live include, but are not limited to, customer size (as larger customers may have longer implementations, tend to go Live on more UltiPro features and have more interface and integration requirements), or the number of complementary products sold in addition to UltiPro to a single customer, which in some cases involve customers’ desires to go Live on all products at once, as compared to UltiPro first, followed by complementary products.

To the extent there are changes in the underlying assumptions which drive Ultimate’s expected revenue growth from SaaS sales, which include, but are not limited to, actual sales production achieved and changes in Time to Live, our recurring revenues, as reported in our consolidated statements of operations, could differ materially from levels we expected to achieve.

Our stock price has experienced high volatility, may continue to be volatile and may decline.

The trading price of our Common Stock has fluctuated widely in the past and may do so in the future, as a result of a number of factors, many of which are outside our control, such as:

▪	The volatility inherent in stock prices within the sector in which we conduct business;
▪	The volume of trading in our Common Stock, including sales upon exercise of outstanding stock options and the vesting of restricted stock and restricted stock units;
▪	Failure to achieve earnings expectations;
▪	Changes in our earnings estimates by analysts;
▪	Variations in our actual and anticipated operating results, including, but not limited to, prospective financial guidance provided by Ultimate to our investors and research analysts; and
▪	The announcement of a merger or acquisition.

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

We have incurred operating losses in the past and we may incur operating losses in the future. As of December 31, 2010, our accumulated deficit was approximately $52.3 million.  If our future total revenues do not grow at a higher rate than that of our total expenses, our future operating results could be negatively impacted.  Recent revenue growth should not be considered as indicative of our future performance, particularly with respect to the recent economic environment and the potential impact on our revenue streams, as our subscription revenues from our SaaS Offering are largely impacted by the employee growth or contraction of our existing customer base and customer spending patterns have a significant impact on our services revenues with respect to both the timing and extent of our services they purchase, combined with our business decision to eliminate sales of perpetual license agreements for the UltiPro on-site solutions for new customers (and thereby eliminate prospective license revenues derived from any such agreements).

Adverse changes in general economic or political conditions could adversely affect our operating results.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions.  The state of the economy and the rate of employment, which deteriorated in the recent broad recession, may deteriorate more in the future.  If weakness in the economies of the U.S. and other countries persists, many customers may delay or reduce technology purchases.  This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, customers purchasing fewer services or Optional Features than they have in the past, customers requesting longer payment terms, customers failing to pay amounts due and slower collections of accounts receivable.  In addition, increased unemployment could result in significant decreases in our recurring revenues from our existing customer base as we price our ongoing recurring revenues on a PEPM basis. Any of these events would likely harm our business, results of operations, financial condition and cash flows from operations.

Our failure to maintain and increase acceptance of UltiPro, which accounts for substantially all of our revenues, could cause a significant decline in our revenues.

Currently, the UltiPro solutions, including the UltiPro core product and Optional Features and related services, account for substantially all of our revenues. Our future success depends on maintaining and increasing acceptance of UltiPro, particularly the SaaS Offering and related services. Any decrease in the demand for UltiPro would have a material adverse effect on our business, operating results and financial condition.

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

These hosting services, which are provided as part of our SaaS Offering, must be able to be reliably operated on a 24 hours per day, seven days per week basis without interruption or data loss. The success of the SaaS Offering depends on our ability to protect the infrastructure, equipment and customer data files against damage from:

▪	Human error;

▪	Natural disasters;

▪	Power loss or telecommunication failures;

▪	Sabotage or other intentional acts of vandalism; and

▪	Unforeseen interruption or damages experienced in moving hardware to a new location.

We perform a daily backup of our customer data which is stored offsite of the data centers. In addition, QTS has implemented various activities comprising QualityTech’s Business Continuity Planning & Disaster Recovery Program which includes risk assessment and business impact analysis, redundancy and crisis and emergency response procedures.  Verizon also has a Business Continuity Program which handles business continuity planning, incident management and site emergency action planning.  However, the occurrence of one of the above listed events or other unanticipated problems at any of the data centers could:

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

Our future success will depend significantly upon our ability to increase our share of our target market, to maintain and increase our recurring revenues from new and existing customers and to sell additional products, product enhancements, maintenance and support services and training and consulting services to existing and new customers. The HCM market is intensely competitive. Our competitors include:

▪	Large service bureaus, primarily ADP and, to a lesser extent, Ceridian;

▪
A number of companies, such as PeopleSoft/Oracle, Lawson, Kronos, and Workday that offer HCM software products for use on mainframes, client/server environments and/or Web servers; and, in the UltiPro Workplace market, payroll service providers such as ADP, Ceridian and Paychex that service companies on the smaller end of the mid-market; and

▪	The internal HR/payroll departments of potential customers which use custom-written software.

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

Our software products are designed primarily to operate with Microsoft technologies and our strategy requires that our products and technology be compatible with new developments in Microsoft technology. Although we believe that Microsoft technologies are currently widely utilized by businesses of all sizes, we cannot be certain that businesses will continue to adopt such technologies as anticipated, will migrate from older Microsoft technologies to newer Microsoft technologies or will not adopt alternative technologies that are incompatible with our products. As a result, we may be required to develop new products or improve our existing products to be compatible with different technologies that may be used by our customers. We cannot be certain we will be able to adapt our product to any technologies other than Microsoft’s.

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

Software products such as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may use these products. Despite extensive testing, from time to time we have discovered defects or errors in our products. Defects and errors may:

▪	Cause delays in product introductions and shipments;

▪	Result in increased costs and diversion of development resources;

▪	Require design modifications; or

▪	Decrease market acceptance of, or customer satisfaction with, our products.

Despite testing by us and by current and potential customers, errors may be found after commencement of commercial shipments, which may result in loss of or delay in market acceptance which could have a material adverse impact upon our business, operating results and financial condition.

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

The sale and support of software products and the performance of related services by us entail the risk of product or service liability claims, which could significantly affect our financial results.

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

International operations are subject to risks associated with operating outside of the United States.  During the fourth fiscal quarter of 2006, we began operating in the United Kingdom (“UK”) (through the acquisition of a foreign subsidiary) and Canada (through the formation of a wholly-owned Canadian subsidiary).  During 2010, we discontinued and liquidated our operations in the UK while we continued to grow our operations in Canada.  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, our international operations may grow and increase their significance to our business.  Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad.  If sales to any of our customers outside of the United States are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

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

Under U.S. generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill is required to be tested for impairment at least annually.  Factors that may be considered in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a reduction in our market capitalization (as a result of a decline in our stock price) to a level below our consolidated stockholders’ equity as of the applicable balance sheet date, declining future cash flows, and slower growth rates in our industry.  We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative impact on our results of operations.

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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.              Properties

As of December 31, 2010, Ultimate’s corporate headquarters, and its principal administrative, technology, customer support, finance, marketing and information technology operations were located in Weston, Florida.  Ultimate’s principal facilities are described below:

	Size	Lease
Location	(sq. ft.)	Termination	General Use
Weston, FL – HQ	39,872	1/31/2017	Technology
Weston, FL – HQ	21,392	1/31/2018	Executive Management and Customer Support
Atlanta, GA (1)	24,609	3/31/2011	Professional Services and Customer Support
Atlanta, GA (2)	5,263	9/30/2011	Professional Services and Customer Support
Atlanta, GA (3)	49,172	5/31/2019	Professional Services and Customer Support

Weston, FL – HQ (4)	5,000	Owned	Information Technology and Hosting Services
Weston, FL – HQ (5)	30,000	5/31/2015	Sales Administration, Marketing, Professional Services and Finance
Weston, FL – HQ (6)	19,950	3/31/2018	Corporate Support and Information Technology
Weston, FL – HQ (7)	8,000	2/29/2016	Technology
Schaumburg, Illinois (8)	7,861	6/30/2014	Administration and Training
Toronto, Ontario (9)	2,115	12/31/2015	Professional Services and Customer Support
_____________________

(1)
During the second fiscal quarter of 2006, Ultimate entered into a 79-month lease agreement for office space in Atlanta, Georgia.  Ultimate moved a portion of its service and support operations into this building in August 2006.  In August 2006, Ultimate amended the lease to expand the premises by 10,300 square feet, extend the lease term to 2013 and increase the monthly rental amount.  This lease will terminate on March 31, 2011 as Ultimate entered into a new replacement lease during the first fiscal quarter of 2011 as discussed in (3) below.

(2)
During the third fiscal quarter of 2009, Ultimate entered into a 24-month lease agreement for office space in Atlanta, Georgia in a building within a short distance of the other Atlanta, Georgia locations.

(3)
During the first fiscal quarter of 2011, Ultimate entered into a 100-month lease agreement for office space in a building within a short distance of the other Atlanta, Georgia locations.  This lease was entered into after the early termination of the lease discussed in (1) above to accommodate continued growth.  This lease covers approximately twice the square footage of the original lease in (1) above.

(4)
In December 2004, Ultimate purchased, with available cash, all the available square footage of a building adjacent to its main headquarters buildings that serves as an extension of Ultimate’s corporate headquarters.

(5)
In January 2008, Ultimate entered into an 84-month lease agreement for a fourth headquarters building located in Weston, Florida within a short distance of the other headquarters locations.  Ultimate moved a portion of its operations into this building in June 2008. After this move, we modified the general use of the remaining three headquarters locations.

(6)
In November 2010, Ultimate entered into an 84-month lease agreement for a fifth headquarters building located in Weston, Florida within a short distance of the other headquarters locations.  Ultimate moved a portion of its operations into this building in January 2011.

(7)
In November 2010, Ultimate entered into a 60-month lease agreement for a sixth headquarters building located in Weston, Florida within a short distance of the other headquarters locations.  Ultimate moved a portion of its operations into this building in January 2011.

(8)	During the fourth quarter of 2008, Ultimate entered into a 65-month lease agreement for office space in Schaumburg, Illinois to accommodate general office space and training facilities.
(9)
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

Item 4.              [Removed and Reserved]

PART II

Item 5.              Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The following table sets forth, for the periods indicated, the high and low sales prices of Ultimate’s Common Stock, as quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ULTI”.

	2010		2009
	High	Low	High	Low
First Quarter	$34.94	$26.81	$18.96	$12.40
Second Quarter	37.25	30.90	26.92	16.49
Third Quarter	39.23	31.38	29.50	20.17
Fourth Quarter	50.28	37.50	31.66	24.73

As of February 18, 2011, we had approximately 121 holders of record, representing approximately 2,876 stockholder accounts.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. The payment of dividends in the future, if any, will be at the discretion of our Board of Directors.

Performance Graph.  The following graph compares the cumulative total stockholder returns on Ultimate’s Common Stock for the five year period covering December 31, 2005-December 31, 2010, on an annual basis, with the cumulative total return of The Nasdaq Composite Index and the RDG Software Composite Index for the same period.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/05
12/06
12/07
12/08
12/09
12/10
The Ultimate Software Group, Inc.
NASDAQ Composite
RDG Software Composite

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
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

 As of December 31, 2010, Ultimate had purchased 3,594,825 shares of our Common Stock under the Stock Repurchase Plan, with 405,175 shares available for repurchase in the future.  No shares of Common Stock were repurchased by us during the three months ended December 31, 2010 as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2010	–	–	3,594,825	405,175
November 1 – 30, 2010	–	–	3,594,825	405,175
December 1 – 31, 2010	–	–	3,594,825	405,175
Total	–	$–	3,594,825	405,175

Item 6.                      Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statements of operations data presented below for each of the years in the three-year period ended December 31, 2010 and the balance sheet data as of December 31, 2010 and 2009 have been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:
Revenues:
Recurring	$170,905	$133,159	$106,198	$86,191	$63,683
Services	55,368	58,996	60,535	49,492	38,580
License	1,538	4,125	11,264	14,372	12,237
Total revenues	227,811	196,280	177,997	150,055	114,500

Cost of revenues:
Recurring	49,144	38,765	29,605	22,525	17,786
Services	49,843	48,304	50,058	39,995	30,131
License	255	750	1,795	1,659	1,389
Total cost of revenues	99,242	87,819	81,458	64,179	49,306
Gross profit	128,569	108,461	96,539	85,876	65,194

Operating expenses:
Sales and marketing	58,374	52,810	47,193	36,109	29,248
Research and development	42,222	38,005	36,025	27,536	22,265
General and administrative	19,727	17,803	17,516	14,182	10,597
Total operating expenses	120,323	108,618	100,734	77,827	62,110
Operating income (loss)	8,246	(157)	(4,195)	8,049	3,084

Other (expense) income:
Interest expense and other	(263)	(90)	(243)	(170)	(194)
Other income, net	188	162	857	5,988	1,538
Total other (expense) income, net	(75)	72	614	5,818	1,344
Income (loss) from continuing operations before income taxes	8,171	(85)	(3,581)	13,867	4,428
(Provision) benefit for income taxes	(5,161)	(721)	1,016	19,596	(89)
Income (loss) from continuing operations	3,010	(806)	(2,565)	33,463	4,339
Loss from discontinued operations, net of income taxes	(853)	(336)	(332)	(334)	(206)
Net income (loss)	$2,157	$(1,142)	$(2,897)	$33,129	$4,133

Basic earnings (loss) per share: (1)
Earnings (loss) from continuing operations	$0.12	$(0.04)	$(0.10)	$1.35	$0.18
Loss from discontinued operations	(0.03)	(0.01)	(0.02)	(0.01)	(0.01)
Total	$0.09	$(0.05)	$(0.12)	$1.34	$0.17

Diluted earnings (loss) per share: (1)
Earnings (loss) from continuing operations	$0.11	$(0.04)	$(0.10)	$1.25	$0.16
Loss from discontinued operations	(0.03)	(0.01)	(0.02)	(0.01)	(0.01)
Total	$0.08	$(0.05)	$(0.12)	$1.24	$0.15

Weighted average shares outstanding: (1)
Basic	24,960	24,463	24,588	24,701	23,853
Diluted	27,101	24,463	24,588	26,722	26,978
Balance Sheet Data:	As of December 31,
	2010	2009	2008	2007	2006
Cash and cash equivalents	$40,889	$23,684	$17,200	$17,462	$16,734
Investments in marketable securities	9,317	9,523	5,805	18,418	16,286
Total assets	249,557	171,130	147,257	135,156	93,530
Deferred revenue	78,095	68,559	63,494	51,708	42,969
Long-term borrowings, including capital lease obligations	2,406	1,710	1,519	2,311	1,610
Stockholders’ equity	$72,985	$57,770	$51,072	$60,978	$31,022

(1) See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the computation of net income (loss) per share.

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

Ultimate’s UltiPro software (“UltiPro”) is a comprehensive SaaS-based solution delivered primarily to organizations based in the United States and Canada and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, human resources (“HR”) management and compliance, benefits management and online enrollment, payroll, performance management, learning management, salary planning and budgeting for compensation management, reporting and analytical decision-making tools, and time and attendance.  UltiPro has role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office, including an UltiPro application for use on the iPhone or iPad.

Our SaaS offering of UltiPro (the “SaaS Offering”) provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that our SaaS Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the SaaS Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are managed at three data centers, one located in the Miami, Florida area, one in the Atlanta, Georgia area, and another in Toronto, Canada. All data centers are owned and operated by independent third parties.

UltiPro is marketed as two solution suites, based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with 1,000 or more employees and is delivered primarily through SaaS but is also available as an on-premise solution.  UltiPro Workplace (“Workplace”) is designed for companies with fewer than 1,000 employees and is delivered exclusively through SaaS.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have IT staff on their premises to help with system issues, UltiPro Workplace is designed to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”  UltiPro is marketed primarily through Ultimate’s Enterprise and Workplace direct sales teams.

In addition to UltiPro’s core HCM functionality, our customers have the option to purchase a number of additional features on a per-employee-per-month (“PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features which are based on the particular business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, learning management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession planning); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) tax filing; (vi) wage attachments; and (vii) other optional features (collectively, UltiPro “Optional Features”).  All Optional Features are individually priced solely on a subscription basis.  Some of the Optional Features are available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, and availability is based on the needs of the respective customer types, including the number of their employees and the complexity of their HCM environment.

The key drivers of our business and indicators of financial condition and operating performance are (i) growth in recurring revenues; (ii) the retention of the underlying customers, once our solutions are sold (“Customer Retention”) and (iii) management’s control of operating expense growth.  For the year ended December 31, 2010, our (i) recurring revenues grew by 28% over those for the year ended December 31, 2009, (ii) annual Customer Retention was 96%, and (iii) operating expenses grew by 10.8% compared with the year ended December 31, 2009.

Our ability to achieve significant revenue growth in the future will depend upon the success of our direct sales force and our ability to adapt our sales efforts to address the evolving markets for our products.  We provide our sales personnel with comprehensive and continuing training with respect to technology and market place developments.  Aside from sales commissions, we also provide various incentives to encourage our sales representatives, including stock-based compensation awards based upon performance.

The HCM market is intensely competitive.  We address competitive pressures through improvements and enhancements to our products and services, the development of additional features of UltiPro and a comprehensive marketing team and process that distinguishes Ultimate and its products from the competition.  Our focus on customer service, which enables us to maintain a high Customer Retention rate, also helps us address competitive pressures.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions.  If general economic conditions were to deterioriate, we may experience delays in our sales cycles, increased pressure from prospective customers to offer discounts and increased pressure from existing customers to renew expiring recurring revenue agreements for lower amounts.  We address continuing economic pressures by, among other things, efforts to control growth of our operating expenses through the monitoring of controllable costs and vendor negotiations.

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Revenues from our SaaS Offering and customer support and maintenance revenues are the primary components of recurring revenues.  The majority of services revenues are derived from implementation services.

We discontinued selling our on-site UltiPro solutions to new customers on a perpetual license basis in April 2009, although we continue to sell on-site UltiPro solutions on a subscription basis (priced and billed to customers on a PEPM basis). We sell licenses to existing license customers but only in relation to the customer’s employee growth or for Optional Features if the customer already has a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter.  We have historically maintained a steady Customer Retention rate for our renewal maintenance agreements and do not believe our decision to discontinue new sales of perpetual license agreements will materially affect our future maintenance revenues (as they relate to existing license customers).

As SaaS units are sold, the recurring revenue backlog associated with the SaaS Offering grows, enhancing the predictability of future revenue streams.  SaaS sales include ongoing monthly subscription fees, priced on a PEPM basis, and, to a lesser extent, a one-time upfront (or setup) fee, priced on a per-employee basis.  Revenue recognition for the SaaS Offering is triggered when the customer processes its first payroll using UltiPro (or goes “Live”).  When a SaaS customer goes Live, we begin recognizing the associated ongoing monthly PEPM fees and the related upfront fees are recognized as recurring subscription revenues ratably over the term of the related contract (typically 24 months).

During the year ended December 31, 2010, Ultimate discontinued the operations of The Ultimate Software Group UK Limited, our wholly-owned subsidiary in the United Kingdom.  Loss from discontinued operations, net of income taxes, for the year ended December 31, 2010, was principally comprised of $0.9 million from the realization of a non-cash foreign currency translation adjustment.

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

Revenue Recognition

Our revenues are generated from the delivery of our SaaS Offering (including the right to use UltiPro and software maintenance services), professional services and, to a much lesser degree, the sale of software licenses.

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

Recurring Revenues

Recurring revenues consist of subscription revenues recognized from our SaaS Offering of UltiPro, as well as customer support and maintenance revenues.

a)
Subscription revenues are principally derived from PEPM fees earned from the SaaS Offering and from sales of hosting services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”). To the extent there are upfront or setup fees associated with our SaaS Offering, subscription revenues are recognized ratably over the term of the related contract, commencing upon the related Live date.  Ongoing PEPM fees from the SaaS Offering and Base Hosting are recognized as subscription revenues as the services are delivered commencing when the customer goes Live.

b)	Customer support and maintenance revenues are derived from maintaining, supporting, and providing periodic updates of our software for our hosting services.

Under our SaaS Offering, our customers do not have the right to take possession of our software and these arrangements are considered service contracts. SaaS revenues are recognized ratably over the contract term, commencing upon the delivery of the product and services, which is when the customer goes Live. Fair value of multiple elements in SaaS arrangements is derived for each element based on the guidance provided by Accounting Standards Codification 605, “Revenue Recognition”. The multiple elements that typically exist in SaaS arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and updates and customer support) and professional services (i.e., primarily implementation services).

The pricing for the three elements that pertain to recurring revenues (i.e., hosting services, the right to use UltiPro and maintenance of UltiPro) is bundled.  Since these three bundled elements are components of recurring revenues in the consolidated statements of operations, allocation of fair values to each of the three elements is not necessary and they are not reported separately.  Fair value for the bundled elements, as a whole, is determined on the basis of renewal pricing, not taking into consideration potential price increases or changes in the number of underlying employees caused by eventual changes in the size of the customer in the future due to the uncertainties surrounding these future occurrences.  These bundled elements are provided on an ongoing basis, represent undelivered elements and are recognized on a monthly basis as the related services are performed, commencing once the customer goes Live. If evidence of the fair value of one or more undelivered elements does not exist, the revenue for the total arrangement is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Services Revenues

Services revenues primarily include revenues from fees charged for the implementation of our product solutions and, to a lesser extent, training of customers in the use of our products and fees for other services, including the provision of payroll-related forms and the printing of Forms W-2 for certain customers, as well as certain reimbursable out-of-pocket expenses.  Revenues from implementation services comprise the majority of total services revenues.

Revenues from implementation consulting services billed on a time and materials basis (at an hourly rate) are recognized as these services are performed based on their relative fair values.  The total arrangement consideration is allocated to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis.  Other services are recognized as the product is shipped or as the services are rendered, depending on the specific terms of the related arrangement.

Revenues from implementation consulting services sold on a fixed-fee basis are recognized using the percentage of completion accounting method, which involves the use of estimates.  Percentage of completion is measured at each reporting date based on progress made to date compared to the total estimate to complete the implementation job.

License Revenues

From our inception through March 31, 2009, we sold perpetual licenses of UltiPro which resulted in license revenues recognized for that period of time.  Customer support and maintenance revenues, from previously sold perpetual license deals, are derived from maintaining, supporting, and providing periodic updates of our software.  Maintenance fees are generally priced as a percentage of the initial perpetual license fee for the underlying products.  Maintenance revenues are recognized ratably over the service period, generally one year, and are included in recurring revenues.  Annual maintenance renewal fees which occur subsequent to the initial contract period are also recognized ratably over the related service period.

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

Ultimate assesses the likelihood that it will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of income, expiration of net operating loss carryforwards, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2010 included, among other factors, three years of cumulative historical operating profits and a projection of future financial and taxable income.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2010, it was considered more likely than not that a valuation allowance for deferred tax assets was not required.

As of December 31, 2010, we believed it more likely than not that the amount of the deferred tax assets recorded on the consolidated balance sheet will ultimately be recovered.  However, should there be a change in our ability to recover the deferred tax assets, the tax provision would increase in the period in which it is determined that recovery is not probable.

Results of Operations

The following table sets forth the consolidated statements of operations data of Ultimate, as a percentage of total revenues, for the periods indicated.

	For the Years Ended December 31,
	2010	2009		2008
Revenues:
Recurring	75.0%	67.8%		59.7%
Services	24.3	30.1		34.0
License	0.7	2.1		6.3
Total revenues	100.0	100.0		100.0
Cost of revenues:
Recurring	21.6	19.7		16.7
Services	21.9	24.6		28.1
License	0.1	0.4		1.0
Total cost of revenues	43.6	44.7		45.8
Gross profit	56.4	55.3		54.2
Operating expenses:
Sales and marketing	25.6	26.9		26.5
Research and development	18.5	19.3		20.2
General and administrative	8.7	9.1		9.9
Total operating expenses	52.8	55.3		56.6
Operating income (loss)	3.6	–		(2.4)
Other income (expense):
Interest expense and other	(0.1)	–		(0.1)
Other income, net	0.1	–		0.5
Total other income (expense), net	–	–		0.4
Income (loss) from continuing operations before income taxes	3.6	–		(2.0)
(Provision) benefit for income taxes	(2.3)	(0.4)		0.6
Income (loss) from continuing operations	1.3	(0.4)		(1.4)
Loss from discontinued operations, net of taxes	(0.4)	(0.2)		(0.2)
Net income (loss)	0.9%	(0.6	) %	(1.6	) %

Comparison of Fiscal Years Ended December 31, 2010 and 2009

Revenues

Our revenues are derived from recurring revenues, services revenues and, to a lesser extent, license revenues.  See “Revenue Recognition” above for further discussion of Ultimate’s revenue sources and its method of accounting for each of them.

Total revenues, consisting of recurring, services and license revenues, increased 16.1% to $227.8 million for 2010 from $196.3 million for 2009.

Recurring revenues increased 28.3% to $170.9 million for 2010 from $133.2 million for 2009.  The increase in recurring revenues for 2010 was primarily due to an increase in SaaS revenues, partially offset by a decrease in maintenance revenues, as described below:

i)
SaaS revenues increased 39.9% for 2010, primarily due to the continued growth of the SaaS Offering, which comprised the majority of unit sales. The increase in SaaS revenues is based on the revenue impact of incremental units that have gone Live since December 31, 2009, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring revenues for SaaS sales commences upon the Live date.

ii)
Maintenance revenues from previously sold licenses decreased 3.3% primarily due to the fact we stopped selling licenses on a perpetual basis to new customers effective April 1, 2009.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.

iii)
Our annual revenue customer retention rate for total recurring revenues was 96% in 2010.  This rate is comprised of an annual retention rate exceeding 96% for existing SaaS customers and an annual retention rate of approximately 95% for existing license customers from which renewal maintenance revenues are derived.

iv)
The impact on recurring revenues of units sold under the SaaS Offering has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the SaaS fees over the terms of the related contracts as sales in backlog go Live.

Services revenues decreased 6.1% to $55.4 million for 2010 from $59.0 million for 2009 primarily as a result of a decrease in implementation revenues. Implementation revenues decreased due to lower billable hours from a reduction in revenue-generating consultants and a lower net rate per hour, partially offset by increased services revenues from our Workplace solution.

License revenues decreased 62.7% to $1.5 million for 2010 from $4.1 million for 2009.  The decrease in 2010 was principally due to Ultimate’s decision not to sell perpetual licenses to new customers after April 1, 2009.

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

Cost of recurring revenues increased 26.8% to $49.1 million for 2010 from $38.8 million for 2009.  The $10.3 million increase in the cost of recurring revenues for the year was primarily due to increases in both SaaS costs and customer support and maintenance costs as described below:

i)  The increase in SaaS costs was principally a result of the growth in SaaS operations and increased sales, including increased labor costs, costs related to our tax filing services (as we continue to grow that business) and, to a lesser extent, increased hosting data center costs.

ii) The increase in customer support and maintenance costs was primarily due to higher labor costs commensurate with the growth in the number of customers serviced.

Cost of services revenues increased 3.2% to $49.8 million for 2010 from $48.3 million for 2009.  The $1.5 million increase in cost of services revenues was primarily due to an increase in labor costs to support the increased sales from our Workplace solution.

Cost of license revenues decreased by $0.5 million, or 66.0%, to $0.3 million for 2010 from $0.8 million in 2009.  This decrease in cost was principally due to our decision not to sell perpetual licenses to new customers effective April 1, 2009.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 10.5% to $58.4 million for 2010 from $52.8 million for 2009.  The $5.6 million increase for the year was primarily due to increased labor and related costs (including higher sales commissions related to increased SaaS sales), and increased advertising and marketing costs.  The overall increase in sales and marketing expenses was partially offset by lower commissions on license sales which correlates with the decrease in license revenues.  Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the related SaaS revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 11.1% to $42.2 million in 2010 from $38.0 million, net of capitalized software costs, in 2009.  The increase in research and development expenses during 2010 was principally due to higher labor costs related to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount) and, to a lesser extent, increased third-party consulting costs.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 10.8% to $19.7 million for 2010 from $17.8 million for 2009.  The increase in general and administrative expenses for 2010 was primarily due to increased labor and related costs, an increase  in the provision for doubtful accounts and, to a lesser extent, increased professional fees.

Interest Expense and Other

Interest expense and other increased $173 thousand, or 192.2%, to $263 thousand for 2010 from $90 thousand for 2009.

Other Income, net

Other income, net, increased by 16.0% to $188 thousand for 2010 from $162 thousand for 2009.

(Provision) Benefit for Income Taxes

Based on income from continuing operations, in 2010 we had income tax expense of $5.2 million as compared to $0.7 million in 2009.  The increase in income tax expense of $4.4 million was primarily due to an increase in pre-tax book income and non-deductible expenses and a decrease in our foreign valuation allowance.  Net operating loss carryforwards available at December 31, 2010, expiring at various times from 2011 through 2030 and which are available to offset future U.S. taxable income, approximated $91.6 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in our equity instruments.

We recognized $24.4 million of deferred tax assets, net of deferred tax liabilities, as of December 31, 2010.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

Comparison of Fiscal Years Ended December 31, 2009 and 2008

Revenues

Total revenues increased 10.3% to $196.3 million for 2009 from $178.0 million for 2008.

Recurring revenues increased 25.4% to $133.2 million for 2009 from $106.2 million for 2008.  The increase in recurring revenues for 2009 was primarily due to increases in SaaS revenues and, to a lesser extent, maintenance revenues, partially offset by a decrease in subscription revenues from an agreement with an independent third-party provider, as described below:

i)
SaaS revenues increased 39.9% for 2009 from 2008, primarily due to the continued growth of the SaaS Offering, which comprised the majority of unit sales. The increase in SaaS revenues was based on the revenue impact of incremental units that have gone Live since December 31, 2008, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  SaaS revenues from the UltiPro Workplace solution in 2009 also contributed to the year-over-year growth, particularly since this solution was introduced late in 2007 and was ramping up in 2008.  Our annual recurring revenue customer retention rate of 97% in 2009 for existing SaaS customers also contributed to the growth in SaaS revenues when combined with incremental revenues resulting from additional customers going Live in 2009 as compared to 2008.

ii)
Maintenance revenues from license sales increased 2.1% primarily due to annual price increases to existing customers combined with our annual recurring revenue customer retention rate of 97% in 2009.  We also converted some of our existing maintenance customers to SaaS, which contributed to the marginal increase in maintenance revenues.  Since we stopped selling licenses on a perpetual basis to new customers effective April 1, 2009, we do not expect to have significant increases in our customer support and maintenance revenues.

iii)
Recurring subscription revenues decreased 40.4% in 2009.  This decrease was primarily due to the termination of an agreement with an independent third-party provider effective March 9, 2008, at which time the related revenue recognition ended. There was no revenue recognized in 2009 under such agreement whereas in 2008, revenue recognized under this agreement amounted to $1.5 million.

Services revenues decreased 2.5% to $59.0 million for 2009 from $60.5 million for 2008 primarily as a result of a decrease in training revenues mainly attributable to decreased classroom attendance, lower virtual training revenues and lower revenues from on-site training.  Implementation revenues were comparable to those of the prior year due to higher billable hours from increased utilization of our revenue-generating consultants offset by fewer hours from third-party implementation partners (“IPs”).

License revenues decreased 63.4% to $4.1 million for 2009 from $11.3 million for 2008.  The decrease in 2009 was principally due to Ultimate’s decision not to sell perpetual licenses to new customers after April 1, 2009.

Cost of Revenues

Cost of recurring revenues increased 30.9% to $38.8 million for 2009 from $29.6 million for 2008.  The $9.1 million increase in cost of recurring revenues for the year was primarily due to increases in both SaaS costs and customer support and maintenance costs as described below:

i)  The increase in SaaS costs was principally as a result of the growth in SaaS operations and increased sales, including higher depreciation and amortization of related computer equipment supporting the hosting operations, increased Microsoft licenses for our customer base, increased hosting data center costs and, to a lesser extent, increased labor costs, amortization of capitalized software and increased third-party royalty fees for UltiPro Time and Attendance sales.

ii) The increase in customer support and maintenance costs was primarily due to higher labor costs commensurate with the growth in the number of customers serviced.

Cost of services revenues decreased 3.5% to $48.3 million for 2009 from $50.1 million for 2008.  The $1.8 million decrease in cost of services revenues was primarily due to a decrease in implementation costs, which was mainly attributable to lower costs for third-party IPs as we had fewer hours worked by third-party IPs in 2009, partially offset by an increase in labor costs associated with building the Workplace implementation infrastructure.

Cost of license revenues decreased by $1.0 million, or 58.2%, to $0.8 million for 2009 from $1.8 million in 2008.  This decrease was principally due to fewer units sold due to our decision not to sell perpetual licenses to new customers effective April 1, 2009.

Sales and Marketing

Sales and marketing expenses increased 11.9% to $52.8 million for 2009 from $47.2 million for 2008.  The $5.6 million increase for the year was primarily due to increased labor and related costs attributable to hiring additional direct sales force personnel (particularly for our Workplace sales organization) and higher sales commissions principally related to increased SaaS sales.  The overall increase was partially offset by lower commissions on license sales which correlate to the decrease in license revenues.  Commissions on license sales were recognized when the license revenues were recognized, which is when the product was shipped.  Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the commencement of SaaS revenue recognition.

Research and Development

Research and development expenses, net of capitalized software costs, increased 5.5% to $38.0 million in 2009 from $36.0 million in 2008.  The increase in research and development expenses during 2009 was principally due to higher labor costs related to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount), partially offset by decreased third-party consulting costs.

General and Administrative

General and administrative expenses increased by 1.6% to $17.8 million for 2009 from $17.5 million for 2008.  The increase for 2009 was primarily due to increased professional fees and, to a lesser extent, increased third-party consulting fees, partially offset by a lower provision for doubtful accounts.

Interest Expense and Other

Interest expense and other decreased $153 thousand, or 63.0%, to $90 thousand for 2009 from $243 thousand for 2008.

Other Income, net

Other income, net, decreased by 81.1% to $162 thousand for 2009 from $857 thousand for 2008 primarily due to a decrease in interest rates.

(Provision) Benefit for Income Taxes

In 2009, we had income tax expense of $0.7 million as compared to an income tax benefit of $1.0 million in 2008.  The increase in income tax expense of $1.7 million is primarily due to increased pre-tax book income, non-deductible expenses and our foreign valuation allowance.  Net operating loss carryforwards available at December 31, 2009, expiring at various times from 2011 through 2029 and which are available to offset future U.S. taxable income, approximated $82.1 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in our equity instruments.

We recognized $20.9 million of deferred tax assets, net of deferred tax liabilities, as of December 31, 2009.

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2010 and 2009. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

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

Quarters Ended	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009
(In thousands, except per share amount)
				(Unaudited)
Revenues:
Recurring	$46,038	$44,054	$41,365	$39,448	$35,700	$34,092	$32,544	$30,822
Services	13,959	12,796	13,032	15,581	15,894	13,778	13,407	15,915
License	409	181	320	628	598	252	1,274	2,001
Total revenues	60,406	57,031	54,717	55,657	52,192	48,122	47,225	48,738
Cost of revenues:
Recurring	13,101	12,591	12,048	11,404	10,441	9,917	9,534	8,873
Services	12,932	11,853	11,877	13,181	13,312	11,586	11,095	12,311
License	105	–	50	100	152	–	261	337
Total cost of revenues	26,138	24,444	23,975	24,685	23,905	21,503	20,890	21,521
Gross profit	34,268	32,587	30,742	30,972	28,287	26,619	26,335	27,217
Operating expenses:
Sales and marketing	14,038	14,640	14,580	15,116	13,042	13,049	12,884	13,835
Research and development	10,790	10,679	10,520	10,233	9,544	9,763	9,469	9,226
General and administrative	4,708	4,849	5,169	5,001	4,596	4,337	4,322	4,548
Total operating expenses	29,536	30,168	30,269	30,350	27,182	27,149	26,675	27,609
Operating income (loss)	4,732	2,419	473	622	1,105	(530)	(340)	(392)
Other (expense) income:
Interest and other expense	(69)	(88)	(61)	(45)	(6)	(19)	(28)	(36)
Other income, net	53	68	45	22	21	30	39	72
Total other (expense) income, net	(16)	(20)	(16)	(23)	15	11	11	36
Income (loss) from continuing operations before income taxes	4,716	2,399	457	599	1,120	(519)	(329)	(356)
Income tax benefit (expense), net	(3,270)	(1,426)	(186)	(279)	(974)	165	72	16
Income (loss) from continuing operations	1,446	973	271	320	146	(354)	(257)	(340)
Income (loss) from discontinued operations, net of income taxes	–	77	(865)	(65)	(76)	(115)	(73)	(73)
Net income (loss)	$1,446	$1,050	$(594)	$255	$70	$(469)	$(330)	$(413)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.06	$0.04	$0.01	$0.01	$–	$(0.01)	$(0.01)	$(0.02)
Loss form discontinued operations	–	–	(0.03)	–	–	(0.01)	–	–
Total	$0.06	$0.04	$(0.02)	$0.01	$–	$(0.02)	$(0.01)	$(0.02)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.05	$0.04	$0.01	$0.01	$–	$(0.01)	$(0.01)	$(0.02)
Loss from discontinued operations	–	–	(0.03)	–	–	(0.01)	–	–
Total	$0.05	$0.04	$(0.02)	$0.01	$–	$(0.02)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic	25,302	24,937	24,839	24,755	24,604	24,539	24,414	24,292
Diluted	27,412	27,011	26,972	26,823	26,590	24,539	24,414	24,292

Liquidity and Capital Resources

In recent years, we have funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of December 31, 2010, we had $50.2 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $17.0 million since December 31, 2009.  This $17.0 million increase was primarily due to cash provided by operating activities of $25.4 million and excess tax benefits from our employee stock plan of $6.7 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $7.5 million, the repurchase of Common Stock (net of proceeds from the issuance of Common Stock from employee stock option exercises) of $4.9 million and cash used to settle employee tax withholding liabilities for vesting of restricted stock awards and restricted stock units of $2.8 million,.

Net cash provided by operating activities was $25.4 million for 2010 as compared to $23.3 million for 2009.  During 2010, accrued expenses and deferred rent increased by $3.3 million, accounts payable increased by $2.9 million, other assets decreased by $0.6 million and cash provided by operations was higher by $9.4 million.  These increases in liabilities were partially offset by increased accounts receivable, net of increased deferred revenue, of $5.1 million, excess tax benefits from employee stock plan of $6.1 million and higher prepaid expenses and other current assets of $3.0 million.

Net cash used in investing activities was $54.1 million for 2010 as compared to $26.1 million for 2009.  The $28.0 million increase from 2009 was primarily attributable to an increase of $31.6 million in funds received from and held on behalf of Ultimate’s customers using the UltiPro tax filing offering (“UltiPro Tax Filing Customer Funds”), with such funds being invested by Ultimate in overnight repurchase agreements backed by U.S. Treasury or U.S. Government Agency securities and a slight increase in cash purchases of property and equipment of $0.9 million, partially offset by an increase in cash from maturities of marketable securities of $3.1 million, a decrease in cash purchases of marketable securities of $0.8 million and a decrease in capitalized software costs of $0.6 million.

Net cash provided by financing activities was $45.8 million for 2010 as compared to cash provided by financing activities of $9.2 million for 2009. The $36.6 million increase in net cash provided by financing activities was primarily related to an increase of $31.6 million in UltiPro Tax Filing Customer Funds received, an $8.6 million increase in proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises and increased excess tax benefits from employee stock plan of $6.1 million, partially offset by a $7.6 million increase in repurchases of Common Stock pursuant to Ultimate’s stock repurchase plan, and, to a lesser extent, an increase in cash used to settle employee tax withholding liabilities for vesting of restricted stock awards and restricted stock units of $2.4 million.

Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of December 31, 2010 and December 31, 2009, were 72 days and 68 days, respectively.  The increase in DSOs of 4 days compared to December 31, 2009 was primarily a function of increased accounts receivable due to longer payment terms on certain sales.

Deferred revenues were $78.1 million at December 31, 2010, as compared to $68.6 million at December 31, 2009.  The increase of $9.5 million in deferred revenues for 2010 was primarily due to increased deferred SaaS revenues, higher deferred services revenues and, to a lesser extent, higher deferred maintenance revenues.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to SaaS.

Ultimate believes that cash and cash equivalents, investments in marketable securities and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of December 31, 2010.

Off-Balance Sheet Arrangements

We do not, and as of December 31, 2010 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2010, Ultimate’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Capital lease obligations (1)	$5,201	$2,717	$2,484	$—	$—
Other long-term obligations (2)	20,971	4,026	7,519	5,950	3,476
Purchase obligations (3)	—	—	—	—	—
Other long-term liabilities (4)	—	—	—	—	—
Total contractual cash obligations	$26,172	$6,743	$10,003	$5,950	$3,476
_________________________

(1)
We lease certain computer equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2013. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding capital lease obligations.

(2)
Included in other long-term obligations were Ultimate’s leases for corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates and a software maintenance agreement.  See Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding operating lease obligations.  The software maintenance agreement is a 36-month agreement beginning July 21, 2008 and ending on August 1, 2011 with 36 monthly payments.

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

(4)	Ultimate does not have any other long-term liabilities as of December 31, 2010.

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

Interest Rate Risk. Ultimate is subject to financial market risks, including changes in interest rates which influence the valuations of its fixed income investment portfolio.  Changes in interest rates could also impact Ultimate’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities.  We manage financial market risks, including interest rate risks, in accordance with our investment guideline objectives, including:

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

As of December 31, 2010, total investments in available-for-sale marketable securities were $9.3 million.

As of December 31, 2010, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.5% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its December 31, 2010 consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $38 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $38 thousand over the next 12 months.

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

Item 8.              Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

March 1, 2011
Miami, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$40,889	$23,684
Short-term investments in marketable securities	8,884	8,079
Accounts receivable, net of allowance for doubtful accounts of $800 and $600
for 2010 and 2009, respectively	47,570	38,450
Prepaid expenses and other current assets	18,613	15,594
Deferred tax assets, net	1,434	1,128
Total current assets before funds held for customers	117,390	86,935
Funds held for customers	72,875	23,560
Total current assets	190,265	110,495
Property and equipment, net	18,075	19,496
Capitalized software, net	3,115	4,463
Goodwill	3,025	3,198
Long-term investments in marketable securities	433	1,444
Other assets, net	11,656	12,298
Long-term deferred tax assets, net	22,988	19,736
Total assets	$249,557	$171,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,683	$4,476
Accrued expenses	11,074	9,972
Current portion of deferred revenue	71,808	60,980
Current portion of capital lease obligations	2,551	1,897
Total current liabilities before customer funds obligations	90,116	77,325
Customer funds obligations	72,875	23,560
Total current liabilities	162,991	100,885
Deferred revenue, net of current portion	6,287	7,579
Deferred rent	3,022	3,186
Capital lease obligations, net of current portion	2,406	1,710
Long-term income taxes payable	1,866	–
Total liabilities	176,572	113,360

Commitments and contingencies (Note 16)	–	–
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	–	–
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 29,027,277 and 27,620,384 shares issued in 2010 and 2009, respectively	290	276
Additional paid-in capital	216,262	184,256
Accumulated other comprehensive income (loss)	126	(696)
Accumulated deficit	(52,253)	(54,410)
	164,425	129,426
Treasury stock, at cost, 3,594,825 and 2,985,425 shares in 2010 and 2009, respectively	(91,440)	(71,656)
Total stockholders’ equity	72,985	57,770
Total liabilities and stockholders’ equity	$249,557	$171,130
The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Recurring	$170,905	$133,159	$106,198
Services	55,368	58,996	60,535
License	1,538	4,125	11,264
Total revenues	227,811	196,280	177,997

Cost of revenues:
Recurring	49,144	38,765	29,605
Services	49,843	48,304	50,058
License	255	750	1,795
Total cost of revenues	99,242	87,819	81,458
Gross profit	128,569	108,461	96,539

Operating expenses:
Sales and marketing	58,374	52,810	47,193
Research and development	42,222	38,005	36,025
General and administrative	19,727	17,803	17,516
Total operating expenses	120,323	108,618	100,734

Operating income (loss)	8,246	(157)	(4,195)

Other (expense) income:
Interest expense and other	(263)	(90)	(243)
Other income, net	188	162	857
Total other (expense) income, net	(75)	72	614

Income (loss) from continuing operations before income taxes	8,171	(85)	(3,581)
(Provision) benefit for income taxes	(5,161)	(721)	1,016
Income (loss) from continuing operations	3,010	(806)	(2,565)

Loss from discontinued operations, net of income taxes	(853)	(336)	(332)

Net income (loss)	$2,157	$(1,142)	$(2,897)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.12	$(0.04)	$(0.11)
Loss from discontinued operations	(0.03)	(0.01)	(0.01)
Total	$0.09	$(0.05)	$(0.12)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.11	$(0.04)	$(0.11)
Loss from discontinued operations	(0.03)	(0.01)	(0.01)
Total	$0.08	$(0.05)	$(0.12)

Weighted average shares outstanding:
Basic	24,960	24,463	24,588
Diluted	27,101	24,463	24,588

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance, December 31, 2007	26,220	$262	$143,913	$(18)	$(50,371)	1,452	$(32,808)	$60,978
Net loss	–	–	–	–	(2,897)	–	–	(2,897)
Unrealized gain on investments in marketable securities available-for-sale, net of tax	–	–	–	15	–	–	–	15
Unrealized loss on foreign exchange, net of tax				(999)				(999)
Comprehensive loss	–	–	–	–	–	–	–	(3,881)
Repurchases of Common Stock	–	–	–	–	–	1,082	(26,692)	(26,692)
Issuances of Common Stock from exercises of stock options	576	6	5,175	–	–	–	–	5,181
Non-cash stock-based compensation expense for stock options and restricted stock			15,486	–	–	–	–	15,486
Balance, December 31, 2008	26,796	$268	$164,574	$(1,002)	$(53,268)	2,534	$(59,500)	$51,072
Net loss	–	–	–	–	(1,142)	–	–	(1,142)
Unrealized gain on investments in marketable securities available-for-sale, net of tax	–	–	–	1	–	–	–	1
Unrealized gain on foreign exchange, net of tax				305				305
Comprehensive loss	–	–	–	–	–	–	–	(836)
Shares acquired to settle employee tax withholding liability	–	–	(373)	–	–	–	–	(373)
Excess tax benefits from employee stock plan	–	–	549	–	–	–	–	549
Repurchases of Common Stock	–	–	–	–	–	451	(12,156)	(12,156)
Issuances of Common Stock from exercises of stock options	824	8	6,270	–	–	–	–	6,278
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	–	–	13,236	–	–	–	–	13,236
Balance, December 31, 2009	27,620	$276	$184,256	$(696)	$(54,410)	2,985	$(71,656)	$57,770
Net income	–	–	–	–	2,157	–	–	2,157
Non-cash realized foreign currency translation adjustment, net of tax	–	–	–	912	–	–	–	912
Unrealized loss on investments in marketable securities available-for-sale, net of tax	–	–	–	(1)	–	–	–	(1)
Unrealized loss on foreign exchange, net of tax				(89)				(89)
Comprehensive income	–	–	–	–	–	–	–	2,979
Shares acquired to settle employee tax withholding liability	–	–	(2,797)	–	–	–	–	(2,797)
Excess tax benefits from employee stock plan	–	–	6,671	–	–	–	–	6,671
Repurchases of Common Stock	–	–	–	–	–	610	(19,784)	(19,784)
Issuances of Common Stock from exercises of stock options	1,124	11	14,883	–	–	–	–	14,894
Issuances of Common Stock from restricted stock releases	283	3						3
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	–	–	13,249	–	–	–	–	13,249
Balance, December 31, 2010	29,027	$290	$216,262	$126	$(52,253)	3,595	$(91,440)	$72,985

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,157	$(1,142)	$(2,897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,883	11,806	10,106
Provision for doubtful accounts	1,549	972	1,546
Non-cash stock-based compensation expense	13,249	13,234	15,456
Non-cash realized loss on foreign currency translation adjustment	912	–	–
Income taxes	4,982	561	(1,205)
Excess tax benefits from employee stock plan	(6,671)	(549)	–
Changes in operating assets and liabilities:
Accounts receivable	(10,669)	(1,120)	(5,190)
Prepaid expenses and other current assets	(3,019)	417	(6,210)
Other assets	362	(851)	(2,488)
Accounts payable	207	(2,724)	3,672
Accrued expenses and deferred rent	938	(2,372)	1,199
Deferred revenue	9,536	5,065	11,786
Net cash provided by operating activities	25,416	23,297	25,775

Cash flows from investing activities:
Purchases of marketable securities	(9,223)	(10,040)	(6,688)
Maturities of marketable securities	9,429	6,323	19,315
Net purchases of securities with customer funds	(49,315)	(17,697)	(5,863)
Capitalized software	–	(630)	(2,230)
Purchases of property and equipment	(4,980)	(4,011)	(12,206)
Net cash used in investing activities	(54,089)	(26,055)	(7,672)

Cash flows from financing activities:
Repurchases of Common Stock	(19,784)	(12,156)	(26,692)
Net proceeds from issuances of Common Stock	14,897	6,278	5,182
Excess tax benefits from employee stock plan	6,671	549	–
Shares acquired to settle employee tax withholding liabilities	(2,797)	(373)	–
Principal payments on capital lease obligations	(2,503)	(2,445)	(2,152)
Repayments of borrowings of long-term debt	–	(320)	(572)
Net increase in customer fund obligations	49,315	17,697	5,863
Net cash provided by (used in) financing activities	45,799	9,230	(18,371)

Effect of exchange rate changes on cash	79	12	6
Net increase (decrease) in cash and cash equivalents	17,205	6,484	(262)
Cash and cash equivalents, beginning of year	23,684	17,200	17,462
Cash and cash equivalents, end of year	$40,889	$23,684	$17,200

Supplemental disclosure of cash flow information:
Cash paid for interest	$218	$149	$85
Cash paid for taxes	$203	$175	$332

Supplemental disclosure of non-cash investing and financing activities (in thousands):
- Ultimate entered into capital lease obligations to acquire new equipment totaling $3,852, $2,499 and $1,712 in 2010, 2009 and 2008, respectively
- Ultimate included in capitalized software in our consolidated balance sheet a total of $2 and $30 in stock-based compensation expense related to capitalized software at December 31, 2009 and 2008, respectively. There was no stock-based compensation related to capitalized software included in our consolidated balance sheet at December 31, 2010.

- Ultimate entered into an agreement to purchase source code from a third-party vendor for $2.0 million, of which $0.5 million was paid during 2009 and $1.5 was paid during 2008. The amount owed under the agreement was fully paid in 2009.

- Ultimate had adjustments of $173, $701 and $1,005 between goodwill and other comprehensive loss (related to foreign currency translation adjustments) during 2010, 2009 and 2008, respectively.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of unified human capital management (“HCM”) software-as-a-service (“SaaS”) solutions for global businesses.  Ultimate solutions are marketed as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with 1,000 or more employees.   UltiPro Workplace (“Workplace”) is designed for companies with fewer than 1,000 employees.  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

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

The consolidated statements of cash flows reflect the reclassification of excess tax benefits from employee stock plan and shares acquired to settle employee tax withholding liabilities from cash flows from operating activities to cash flows from financing activities.

These reclassifications are immaterial to the presentation of the consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008.

The presentation of the consolidated statements of operations has been modified to conform with reporting requirements for discontinued operations.  See Note 4 below for further explanation.

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

Funds Held for Customers and Customers’ Funds Obligations

Ultimate’s UltiPro Tax Filing product provides tax filing services to our customers.  These tax filing services are being sold directly by us to our customers only on a per-employee-per-month (“PEPM”) basis in conjunction with UltiPro, our core product.  In connection with our UltiPro Tax Filing product, we receive funds from our customers and hold such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  We hold our customers’ tax filing deposits for the period between collection from our customers and remittance to the applicable taxing authority.  These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in our consolidated balance sheets as of December 31, 2010 and 2009.  We have reported the cash flows related to the purchases of overnight repurchase agreements backed by U.S. Treasury or U.S. Government Agency securities using funds received from UltiPro Tax Filing customers in the investing activities section of the consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008.  We have reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008.  The associated PEPM fees for UltiPro Tax Filing are included in recurring revenues in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.  Since the initial introduction of UltiPro Tax Filing during 2008, the associated interest earned was not material for the years ended December 31, 2010, 2009 and 2008.

Fair Value of Financial Instruments

Ultimate’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, and capital lease obligations, approximated fair value as of December 31, 2010 and 2009.

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization, but is subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist.  Intangible assets with definite lives must be amortized over their estimated useful lives and reviewed for impairment.  We completed our annual impairment analysis of goodwill as of December 31, 2010 and determined goodwill had not been impaired as of December 31, 2010.  Our acquired intangible assets with finite lives will be fully amortized in 2011.

Long-Lived Assets

We evaluate the carrying value of long-lived assets when indicators of impairment exist.  For the year ended December 31, 2010, no such events or circumstances were identified.  The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value.  In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the years ended December 31, 2010, 2009 and 2008, we recorded no impairment of our long-lived assets.

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

Deferred Revenue

Deferred revenue is primarily comprised of deferrals for recurring revenues for SaaS services which are recognized over the term of the related contract as the services are performed, typically two years; maintenance services which have not yet been rendered; implementation consulting services for which the services have not yet been rendered; and subscription revenues which are recognized ratably over the minimum term of the related contract upon the delivery of the product and services.

Guarantees

The standard commercial terms in our sales contracts for UltiPro include an indemnification clause that indemnifies the customer against certain liabilities and damages arising from any claims of patent, copyright, or other proprietary rights of any third party. Due to the nature of the intellectual property indemnification provided to our customers, we cannot estimate the fair value, or determine the total nominal amount, of the indemnification until such time as a claim for such indemnification is made.  In the event of a claim made against us under such provision, we evaluate estimated losses for such indemnification considering such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, Ultimate has not had any claims made against it under such provision and, accordingly, has not accrued any liabilities related to such indemnifications in its consolidated financial statements.

Segment Information

Public companies are required to report selected information about operating segments in annual and interim financial reports to shareholders, as well as, related disclosures about an enterprise’s business segments, products, services, geographic areas and major customers. Ultimate operates its business as a single segment.

Revenue Recognition

Our revenues are generated from the delivery of our SaaS Offering (including the right to use UltiPro and software maintenance services), professional services and, to a much lesser degree, the sale of software licenses.

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

Recurring Revenues

Recurring revenues consist of subscription revenues recognized from our SaaS offering of UltiPro (the “SaaS Offering”), as well as customer support and maintenance revenues.

i)  Subscription revenues are principally derived from PEPM fees earned from the SaaS Offering and from sales of hosting services on a stand-alone basis to customers who already own a perpetual license ("Base Hosting").  To the extent there are upfront or setup fees associated with our SaaS Offering, subscription revenues are recognized ratably over the term of the related contract, commencing when the customer processes its first payroll using UltiPro (also referred to as going "Live").  Ongoing PEPM fees from the SaaS Offering and Base Hosting are recognized as subscription revenues as the services are delivered commencing when the customer goes Live.

ii) Customer support and maintenance revenues are derived from maintaining, supporting, and    providing periodic updates of our software for our hosting services.

Under our SaaS Offering, our customers do not have the right to take possession of our software and these arrangements are considered service contracts. SaaS revenues are recognized ratably over the contract term, commencing upon the delivery of the product and services, which is when the customer goes Live. Fair value of multiple elements in SaaS arrangements is derived for each element based on the guidance provided by Accounting Standards Codification 605, “Revenue Recognition”. The multiple elements that typically exist in SaaS arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements and updates and customer support) and professional services (i.e., primarily implementation services).

The pricing for the three elements that pertain to recurring revenues (i.e., hosting services, the right to use UltiPro and maintenance of UltiPro) is bundled.  Since these three bundled elements are components of recurring revenues in the consolidated statements of operations, allocation of fair values to each of the three elements is not necessary and they are not reported separately.  Fair value for the bundled elements, as a whole, is determined on the basis of renewal pricing, not taking into consideration potential price increases or changes in the number of underlying employees caused by eventual changes in the size of the customer in the future due to the uncertainties surrounding these future occurrences.  These bundled elements are provided on an ongoing basis, represent undelivered elements and are recognized on a monthly basis as the related services are performed, commencing once the customer goes Live. If evidence of the fair value of one or more undelivered elements does not exist, the revenue for the total arrangement is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Services Revenues

Services revenues primarily include revenues from fees charged for the implementation of our product solutions and, to a lesser extent, training of customers in the use of our products and fees for other services, including the provision of payroll-related forms and the printing of Forms W-2 for certain customers, as well as certain reimbursable out-of-pocket expenses.  Revenues from implementation services comprise the majority of total services revenues.

Revenues from implementation consulting services billed on a time and materials basis (at an hourly rate) are recognized as these services are performed based on their relative fair values.  The total arrangement consideration is allocated to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis.  Other services are recognized as the product is shipped or as the services are rendered, depending on the specific terms of the related arrangement.

Revenues from implementation consulting services sold on a fixed-fee basis are recognized using the percentage of completion accounting method, which involves the use of estimates.  Percentage of completion is measured at each reporting date based on progress made to date compared to the total estimate to complete the implementation job.

License Revenues

From our inception through March 31, 2009, we sold perpetual licenses of UltiPro which resulted in license revenues recognized for that period of time.  Customer support and maintenance revenues, from previously sold perpetual license deals, are derived from maintaining, supporting, and providing periodic updates of our software.  Maintenance fees are generally priced as a percentage of the initial perpetual license fee for the underlying products.  Maintenance revenues are recognized ratably over the service period, generally one year, and are included in recurring revenues.  Annual maintenance renewal fees which occur subsequent to the initial contract period are also recognized ratably over the related service period.

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

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide maintenance and technical support to our customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and, to a lesser degree, training to our customers, costs related to sales of payroll-related forms and costs associated with certain client reimbursable out-of-pocket expenses.

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

As of December 31, 2010, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,500,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 915,628 shares.

The Plan provides broad discretion to the Compensation Committee of the Board of Directors to create appropriate equity incentives for directors, officers and employees of Ultimate.  The Plan is intended to attract and retain talented employees and align employee and stockholder interests.

For purposes of calculating and accounting for stock-based compensation expense (“SBC”) in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”) for stock options, Ultimate makes a computation of expected volatility, based upon historical volatility and the expected term of the option.  The expected term is based on the historical exercise experience under the stock-based plans of the underlying award (including post-vesting employment termination behavior) and represents the period of time the stock-based awards are expected to be outstanding.  The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rate is based on historical data.

Rental Costs Incurred in Relation to a Construction Period

We have incurred rental costs associated with operating leases during the construction period.  Rental costs incurred during a construction period are costs incurred for the right to control the use of a leased asset during and after construction of a leased asset.  Since there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period, rental costs associated with ground or building operating leases that are incurred during a construction period are recognized as rental expense on a straight-line basis.

Income Taxes

We are subject to corporate Federal, foreign and state income taxes.  We account for income taxes using an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

We make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that Ultimate will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, as well as current tax laws and interpretation of current tax laws, in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2010 included, among other factors, three years of historical operating profits and a projection of future financial and taxable income including the estimated impact of future tax deductions from the exercise of stock options and the vesting of restricted stock and restricted stock units sufficient to realize most of our remaining deferred tax assets.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2010, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required. See Note 14 for further discussion.

Effective January 1, 2007, ASC 740, “Income Taxes” (“ASC 740”), clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Specifically, ASC 740 prescribed a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2010, we did not have any interest and penalties accrued related to unrecognized tax benefits.

Reimbursable Out-Of-Pocket Expenses

Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in our accompanying consolidated statements of operations, were $1.0 million, $1.3 million and $1.8 million for 2010, 2009 and 2008, respectively.

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

In January 2010, we adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 provides amendments to Subtopic 820-10 that (a) require new disclosures as follows: (1) transfers in and out of Levels 1 and 2 and (2) activity in Level 3 fair value measurements, and (b) clarify existing disclosures as follows:  (1) level of disaggregation requiring a reporting entity to provide fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements for Levels 2 and 3.  The adoption of ASU 2010-06 did not have an impact on our consolidated financial statements.

In February 2010, we adopted ASU 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”).  ASU 2010-09 provides amendments to Subtopic 855-10 as follows: (a) updates the date subsequent events are evaluated depending on the registrant’s classification; (b) adds the definition of SEC filer; (c) removes the requirement of disclosing the date through which subsequent events have been evaluated; (d) removes the definition of public entity; and (e) changes the scope of the reissuance disclosure requirements.  We evaluated events that occurred subsequent to December 31, 2010 and determined that there were no recordable or reportable subsequent events.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13 (EITF 08-1), “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13 (EITF 08-1)”).  ASU 2009-13 (EITF 08-1) amends ASC Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements” (“ASC Subtopic 605-25”), which sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.

ASC Subtopic 605-25 requires that there be objective and reliable evidence of the standalone selling price of the undelivered items which must be supported by either vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”).

ASU 2009-13 (EITF 08-1) will eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13 (EITF 08-1).  Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.  ASU 2009-13 (EITF 08-1) is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We have evaluated the impact of ASU 2009-13 (EITF 08-1) and determined the adoption of ASU 2009-13 (EITF 08-1) will not have a material impact on our consolidated financial statements.

4.          Discontinued Operations

During the year ended December 31, 2010, Ultimate discontinued and liquidated the operations of The Ultimate Software Group UK Limited, our wholly-owned subsidiary in the United Kingdom (the “UK Subsidiary”).

Discontinued operations, net of income taxes, for the years ended December 31, 2010, 2009 and 2008 resulted in a loss of $0.9 million, $0.3 million and $0.3 million, respectively.  The loss from discontinued operations, net of income taxes, of $0.9 million for the year ended December 31, 2010, was principally from the realization of a non-cash foreign currency translation adjustment.  The discontinuation of the operations of the UK Subsidiary was completed as of September 30, 2010.

The financial results of discontinued operations of the UK Subsidiary are as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Total revenues	$51	$299	$575

Pretax loss from UK Subsidiary operations	$(85)	$(472)	$(475)
Loss from disposal of UK Subsidiary (primarily for foreign
currency translation adjustment)	(912)	–	–
Pretax loss from discontinued operations	(997)	(472)	(475)
Income tax benefit	144	136	143
Loss from discontinued operations, net of
income taxes	$(853)	$(336)	$(332)

The assets and liabilities of the UK Subsidiary were immaterial, both individually and in the aggregate, and, therefore, are not presented separately.

5.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income was $7 thousand of unrealized gains on available-for-sale securities and $6 thousand of unrealized gains on available-for-sale securities at December 31, 2010 and December 31, 2009, respectively.

The amortized cost, net unrealized gain (loss) and fair value of our investments in marketable available-for-sale securities at December 31, 2010 and December 31, 2009 are shown below (in thousands):

	As of December 31, 2010			As of December 31, 2009
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain	Value	Cost	Gain	Value

Corporate debentures – bonds	$2,903	$4	$2,907	$3,025	$3	$3,028
Commercial paper	2,599	–	2,599	1,499	–	1,499
U.S. Agency bonds	1,513	1	1,514	1,407	1	1,408
U.S. Treasury bills	1,504	2	1,506	1,995	2	1,997
U.S. Treasury bonds	–	–	–	501	–	501
Non U.S. government bond	301	–	301	–	–	–
Certificates of deposit	490	–	490	1,090	–	1,090
Total investments	$9,310	$7	$9,317	$9,517	$6	$9,523

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity at December 31, 2010 is shown below (in thousands):

	As of December 31, 2010
	Amortized	Fair
	Cost	Value

Due in one year or less	$8,877	$8,884
Due after one year	433	433
Total	$9,310	$9,317

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  We did not have any significant transfers into and out of Level 1 and Level 2 during the years ended December 31, 2010 and December 31, 2009.

The types of instruments valued by management based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, U.S. agency bonds, U.S. Treasury bills, U.S. Treasury bonds and non U.S. government bonds.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of December 31, 2010 and December 31, 2009 (in thousands):

	As of December 31, 2010				As of December 31, 2009
		Quoted				Quoted
		Prices in	Other	Un-		Prices in	Other	Un-
		Active	Observable	Observable		Active	Observable	Observable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$2,907	$–	$2,907	$–	$3,028	$–	$3,028	$–
Commercial paper	2,599	–	2,599	–	1,499	–	1,499	–
U.S. Agency bonds	1,514	–	1,514		1,408	–	1,408
U.S. Treasury bills	1,506	–	1,506		1,997	–	1,997
U.S. Treasury bond	–	–	–		501	–	501
International government bond	301	–	301		–	–	–
Certificates of deposit	490	490	–	–	1,090	1,090	–	–
Total	$9,317	$490	$8,827	$–	$9,523	$1,090	$8,433	$–

Assets and liabilities measured at fair value on a recurring basis were presented in the consolidated balance sheets as of December 31, 2010 and as of December 31, 2009 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of December 31, 2010 and December 31, 2009.

6.           Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2010	2009
Computer equipment	$66,735	$59,234
Leasehold improvements	9,134	8,307
Furniture and fixtures	3,960	3,592
Building	929	929
Land	655	655
Property and equipment	81,413	72,717
Less: accumulated depreciation and amortization	63,338	53,221
Property and equipment, net	$18,075	$19,496

Depreciation and amortization expense on property and equipment totaled $10.3 million, $10.3 million and $9.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Included in property and equipment is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2010	2009
Computer equipment	$22,799	$18,946
Less: accumulated amortization	19,457	16,936
	$3,342	$2,010

Depreciation and amortization expense on property and equipment under capital leases totaled $2.5 million, $2.4 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

7.           Foreign Currency

The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of our wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., is the Canadian dollar and the functional currency of the discontinued UK Subsidiary was the British pound.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in consolidated stockholders’ equity as a component of accumulated other comprehensive income (loss).  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the consolidated statements of operations. For the year ended December 31, 2010, Ultimate had a realized foreign currency translation loss of $0.9 million, included in loss from discontinued operations for its UK Subsidiary.  There was no realized foreign currency translation gain or loss from discontinued operations for the years ended December 31, 2009 and December 31, 2008.  For the year ended December 31, 2010, Ultimate had a cumulative unrealized translation gain of $0.1 million.  For the year ended December 31, 2009, Ultimate had a cumulative unrealized translation loss of $0.7 million.

8.           Software Development Costs

We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility. Based on Ultimate’s product development process, technological feasibility is established upon completion of a working model. There were no research and development expenses capitalized in 2010.  During 2009 and 2008, a total of $0.1 million and $0.8 million, respectively, of research and development expenses were capitalized in relation to UltiPro Onboarding, which is a product that handles certain human resources functionality for new hires of a company, and had its general release in the first quarter of 2009.  Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically five years. Amortization of capitalized software was $1.3 million, $1.3 million and $0.7 million in 2010, 2009 and 2008, respectively, and is included within cost of recurring revenues in the consolidated statements of operations. Accumulated amortization of capitalized software was $8.2 million, $6.9 million and $5.7 million as of December 31, 2010, 2009 and 2008, respectively. Capitalized software, net of amortization, was $3.1 million, $4.5 million and $5.6 million as of December 31, 2010, 2009 and 2008, respectively.

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

9.           Earnings Per Share

Earnings per share calculations require a dual presentation  — “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Basic weighted average shares outstanding	24,960	24,463	24,588
Effect of dilutive equity instruments	2,141	–	–
Dilutive shares outstanding	27,101	24,463	24,588

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted
income (loss) per share because their impact is anti-dilutive	25	6,161	5,927

10.           Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in equity that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive income (loss), as presented in the consolidated balance sheets, consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, net of any related income tax.

For the year ended December 31, 2010, we realized a non-cash foreign currency translation adjustment for the discontinued operations of our UK Subsidiary.  This was recorded in discontinued operations and represents the reclassification of prior period net unrealized losses from other comprehensive income (loss).  There was no foreign currency translation adjustment for the years ended December 31, 2009 and 2008.

Comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	For the Years Ended
	December 31,
	2010	2009	2008

Net income (loss) (1)	$2,157	$(1,142)	$(2,897)
Other comprehensive income (loss):
Realized foreign currency translation adjustment adjustment	912
Unrealized (loss) gain on investments in
marketable securities available-for-sale	(1)	1	15
Unrealized (loss) gain on foreign currency
translation adjustments	(89)	305	(999)
Comprehensive income (loss)	$2,979	$(836)	$(3,881)

(1)
The amount attributable to the UK Subsidiary and accumulated in the foreign currency translation adjustment component of equity became realized in the consolidated statements of operations during the year ended December 31, 2010, the period in which discontinuation of the operations for the UK Subsidiary was completed.

11.  Goodwill and Intangible Assets

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses.  Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition.  Goodwill consists of the following (in thousands):

	As of December 31,
	2010	2009

Goodwill, beginning balance	$3,198	$2,906
Impact of foreign currency translation	(173)	292
Goodwill, ending balance	$3,025	$3,198

Ultimate acquired its UK Subsidiary on October 5, 2006 and discontinued the operations of the UK Subsidiary during the year ended December 31, 2010.  Upon acquisition, Ultimate acquired certain intangibles for developed technology and customer relationships.  The values assigned to each of the intangible assets included in the UK Subsidiary valuation were based on an income approach valuation methodology.  The income approach presumes that the value of an asset can be estimated by the net economic benefit (i.e., cash flows) to be received over the life of the asset, discounted to present value.

As of December 31, 2010, Ultimate’s intangible assets have estimated useful lives and are classified in other assets, net, in our consolidated balance sheet as follows (in thousands):

	Estimated	Balance as of	Balance as of
	Useful Lives	December 31, 2010	December 31, 2009
Acquired intangible assets:
Developed technology	1 year	$82	$192
Customer relationships	–	–	170

Due to discontinuing the operations of the UK Subsidiary, the amortization of intangible assets related to customer relationships was accelerated during 2010.  There were no changes made to the amortization of the developed technology intangible asset as this technology has been and will continue to be leveraged into the UltiPro suite of products.

Amortization expense for the acquired intangible assets reflected above was $281 thousand, $221 thousand and $185 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.  Future amortization expense for acquired intangible assets is as follows, as of December 31, 2010 (in thousands):

Year	Amount
2011	$82
Total	$82

12.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2010	2009
Sales commissions and performance-based bonuses	$4,420	$2,974
Other items individually less than 5% of total current liabilities	6,654	6,998
	$11,074	$9,972

13.  Capital Lease Obligations

We lease certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2013. Interest rates on these leases range from 4.25% to 6.0%. The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2010 (in thousands):

Year	Amount
2011	$2,717
2012	1,806
2013	678
5,201
Less amount representing interest	(244)
Lease obligations reflected as current ($2,551) and non-current ($2,406)	$4,957

14.  Income Taxes

For the year ended December 31, 2010, income tax provision of $5.2 million was based on income from continuing operations before income taxes of $8.2 million.  For the year ended December 31, 2009, income tax provision of $0.7 million was based on loss from continuing operations before income taxes of $0.1 million.  For the year ended December 31, 2008, income tax benefit of $1.0 million was based on loss from continuing operations before income taxes of $3.6 million.  Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax (provision) benefit consists of the following (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Current taxes:
Federal	$(7,276)	$—	$—
State and Local	(1,408)	(24)	(45)
Foreign	(102)	—	—
Deferred taxes, net
Federal	3,094	(369)	931
State and Local	564	(29)	337
Foreign	(33)	(299)	(207)
Income tax (provision) benefit, net	$(5,161)	$(721)	$1,016

The income tax (provision) benefit is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Income tax (provision) benefit expense at statutory Federal tax rate	$(2,860)	$30	$1,254
State and local income taxes	(548)	(20)	169
Non deductible expenses	(1,782)	(662)	(380)
Change in tax rates	27	34	(2)
Change in foreign valuation allowance	85	(103)	(65)
Other, net	(83)	–	40
Income tax (provision) benefit, net	$(5,161)	$(721)	$1,016

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets are also recorded for the future tax benefit of net operating losses and tax credit carryforwards.  Significant components of our deferred tax assets and liabilities at December 31, 2010, 2009 and 2008 were as follows (in thousands):

	As of December 31,
	2010	2009	2008

Deferred tax assets:
Net operating losses	$–	$4,886	$6,515
Tax credit carryforwards	127	224	224
Deferred revenue	3,362	3,849	7,515
Accruals not currently deductible	239	213	129
Allowance for doubtful accounts	292	233	272
Charitable contributions	264	234	251
Stock-based compensation	21,258	17,608	13,168
Deferred rent adjustment	1,171	1,235	1,188
Gross deferred tax assets	26,713	28,482	29,262
Less valuation allowance	–	(4,972)	(5,657)
Deferred tax assets	$26,713	$23,510	$23,605

Deferred tax liabilities:
Property and equipment	$(1,836)	$(1,391)	$(1,057)
Acquired intangible assets	(32)	(141)	(227)
Software development costs	(415)	(1,099)	(1,417)
Other, net	(8)	(15)	(28)
Gross deferred tax liabilities	(2,291)	(2,646)	(2,729)

Net deferred tax assets	$24,422	$20,864	$20,876

Ultimate considers all available evidence, both positive and negative, including historical levels of income, expiration of net operating loss carryforwards, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies and reversal of deferred tax liabilities in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

 The available positive evidence at December 31, 2010, included, among other factors, three years of historical operating profits and a projection of future financial and taxable income by jurisdiction including the estimated impact of future tax deductions from the exercise of stock options and the vesting of restricted stock and restricted stock units sufficient to realize most of our remaining deferred tax assets. As a result of our analysis of all available evidence, both positive and negative, we believe that is it more likely than not that all of the deferred tax assets as of December 31, 2010 will be realized in the future.

The net decrease in the valuation allowance for the year ended December 31, 2010 was $5.0 million, $4.7 million relating primarily to the recognition of stock-based payment deductions in stockholders’ equity and a $0.3 million decrease relating to foreign operations.  The net decrease in the valuation allowance for the year ended December 31, 2009 was $0.7 million, comprised of an $0.8 million decrease primarily relating to the recognition of stock-based payment deductions in stockholders’ equity, partially offset by a $0.1 million increase relating to foreign operations.

Management continues to apply the Exception to the Comprehensive Recognition of Deferred Income Taxes to the undistributed earnings of our foreign subsidiary, Ultimate Canada.  The Comprehensive Recognition of Deferred Income Taxes presumes that all undistributed earnings will be transferred to the parent entity.  This presumption may be overcome by the parent entity, and no income taxes would be accrued, if sufficient evidence shows that the subsidiary has invested or will invest the undistributed earnings indefinitely or that the earnings will be remitted in a tax-free liquidation.  A parent entity shall have evidence of specific plans for reinvestment of undistributed earnings of a subsidiary which demonstrates that remittance of the earnings will be postponed indefinitely.  These criteria required to overcome the presumption are sometimes referred to as the indefinite reversal criteria.  Accordingly, deferred income taxes were not recognized on the undistributed earnings of our foreign subsidiary, Ultimate Canada.

At December 31, 2010, we had approximately $91.6 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income.  As of that date, we did not have any net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income. The $91.6 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the benefit of which will primarily be credited to paid-in capital and deferred tax asset when realized.  The carryforwards expire from 2011 through 2030. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments.

Effective January 1, 2007, we adopted ASC 740 (formerly FIN No. 48).  ASC 740 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  As of December 31, 2010, we had gross unrecognized tax benefits of approximately $1.9 million, all of which would impact the effective tax rate if recognized.  While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

Tax years 1996 to 2009 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2010, we did not have any interest and penalties accrued related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	December 31,
	2010	2009	2008

Balance at January 1,	$–	$–	$–
Tax positions taken in prior period
Gross increases	–	–	–
Gross decreases	–	–	–
Tax positions taken in current period
Gross increases	1,866	–	–
Settlements	–	–	–
Statute expiration	–	–	–
Balance at December 31,	$1,866	$–	$–

15.  Stock-Based Compensation and Equity

Summary of Plans

Our Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to non-employee directors, officers and employees of Ultimate to purchase shares of Ultimate’s Common Stock (“Options”).  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, together with the Options, the “Awards”).  Prior to the adoption of the Plan, options to purchase shares of Common Stock were issued under Ultimate’s Nonqualified Stock Option Plan (the “Prior Plan”).  Beginning in 2009, we commenced making grants to employees of restricted stock grants in lieu of Options.

As of December 31, 2010, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,500,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 915,628 shares.

Stock-Based Compensation

The following table sets forth the SBC resulting from stock-based arrangements that is recorded in our consolidated statements of operations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Cost of recurring revenues	$914	$689	$871
Cost of services revenues	1,238	1,316	1,988
Cost of license revenues	-	-	12
Sales and marketing	6,678	7,059	7,389
Research and development	1,218	1,228	1,570
General and administrative	3,201	2,942	3,626
Total SBC	$13,249	$13,234	$15,456

Net cash proceeds from the exercise of Options were $14.9 million, $6.3 million, and $5.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.  There was a $6.7 million and a $0.5 million income tax benefit recognized in additional paid in capital from the realization of excess stock-based payment deductions during the years ended December 31, 2010 and 2009, respectively.  There was no income tax benefit realized from Option exercises during the year ended December 31, 2008.

Fair Value

    There were no Options granted during the years ended December 31, 2010 and 2009.  The fair value of Options granted for the year ended December 31, 2008 was estimated using the Black-Scholes model with the following weighted-average assumptions:

For the Year Ended December 31, 2008
Expected term (in years)	5.2
Volatility	41%
Interest rate	2.78%
Dividend yield	–
Weighted average fair value at grant date	$11.17

Our computation of the expected term is based on the historical exercise experience under the stock-based plans of the underlying Award (including post-vesting employment termination behavior) and represents the period of time the stock-based Awards are expected to be outstanding.  Our computation of the expected volatility for the year ended December 31, 2008 is based upon historical volatility and the expected term of the Option.  The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.  We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rate of 5.2% for the year ended December 31, 2008 was based on historical data.

Options

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

    On February 4, 2009, the Compensation Committee amended the previously approved arrangement pursuant to which the non-employee directors and the Chairmen of the Audit Committee of the Board (the “Audit Committee”) and the Compensation Committee of the Board, respectively, were granted Options for each regular Board and Committee meeting attended.  Under the arrangement as amended, (i) each non-employee director was granted a restricted stock award of 1,000 shares of Common Stock for each regular meeting of the Board attended in 2009 and during the first three quarters of 2010 and (ii) each of the Chairmen of the Audit Committee and Compensation Committee was granted a restricted stock award of 625 shares of Common Stock for attendance at each regular meeting of the respective  Committee in 2009 and during the first three quarters of 2010 that he chaired.  In addition, in 2009 and in 2010, each non-employee director was granted, for each fiscal quarter during which he served, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Board for each such quarter, rounded down to the closest full number of shares.  The date of grant shall not be a date prior to the date of the Board’s determination of the same.  Such restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service or the end of his term or the occurrence of a change of control of Ultimate.

On October 25, 2010, the Board amended the previously approved arrangement pursuant to which the non-employee directors and Chairmen of the Audit and Compensation Committees of the Board, respectively, were granted Awards for each regular Board and Committee meeting attended.  Under the arrangement, as amended, (i) each non-employee director was granted a restricted stock award of 750 shares of Common Stock for each regular meeting of the Board attended in the fourth quarter of 2010 and (ii) each of the Chairmen of the Audit Committee and Compensation Committee was granted a restricted stock award of 468 shares of Common Stock for attendance at each regular meeting of the Committee during the fourth quarter of 2010 that he chaired.

Restricted Stock Awards

Under the provisions of the Plan, Ultimate may, at the discretion of the Compensation Committee or the Board, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  During the years ended December 31, 2010, 2009 and 2008, we granted Restricted Stock Awards for 134,750, 175,000 and 439,991 shares, respectively, of Common Stock to officers and employees and we granted Restricted Stock Awards for 30,816, 37,235 and 10,285 shares, respectively, of Common Stock to non-employee directors.  Compensation expense for Restricted Stock Awards is measured based on the closing market price of our Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period.  Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto.  Each Restricted Stock Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with Ultimate or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of  Ultimate, death or disability, the termination of employment by Ultimate without cause or, in the case of a non-employee director, at cessation of his board services at the end of his term.  Included in our consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008 was $8.0 million, $7.9 million, and $6.5 million, respectively, of compensation expense for Restricted Stock Awards.

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

Beginning in 2009, we commenced granting Restricted Stock Unit Awards to employees and discontinued the grant of Options under the Plan.  Such Restricted Stock Unit Awards vest in three equal annual installments of 33-1/3% of the number of Restricted Stock Unit Awards on each of the first three anniversaries of the date of grant thereof, subject to the participant’s continued employment with Ultimate or any of its subsidiaries on each such vesting date, and shall be payable as described above, provided, however, that if any such anniversary is not a date on which our Common Stock is traded on NASDAQ, then the vesting date shall be the last such trading day immediately preceding such anniversary; and provided further, however, that if the Chief Financial Officer (“CFO”) of Ultimate should determine that any such anniversary falls within a period during which the participant is prohibited from trading Ultimate’s Common Stock under our stock trading policy, the CFO shall so advise the participant in writing and the vesting date shall be the date as of which the CFO has determined that such period has ended.

There were 199,525 and 211,635 Restricted Stock Unit Awards granted to employees during the years ended December 31, 2010 and 2009, respectively. There were no Restricted Stock Unit Awards granted during the year ended December 31, 2008.    Non-cash stock-based compensation expense for Restricted Stock Unit Awards is measured based on the fair market value of our Common Stock on the date of grant and recognized on a straight-line basis over the vesting period.  Included in Ultimate’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 was $2.4 million, $0.9 million and $77 thousand, respectively, of non-cash compensation expense from Restricted Stock Unit Awards.

Option, Restricted Stock and Restricted Stock Unit Activity

The following table summarizes Option activity for the years ended December 31, 2008, 2009 and 2010, as follows (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2007	4,547	$13.31	–	–
Granted	1,066	28.33	–	–
Exercised	(576)	8.97	–	–
Forfeited or expired	(73)	26.54	–	–
Outstanding at December 31, 2008	4,964	$16.86	6.02	$16,140

Exercisable at December 31, 2008	3,792	$13.73	5.17	$16,140

Outstanding at December 31, 2008	4,964	$16.86	–	–
Granted	–	–	–	–
Exercised	(668)	9.40	–	–
Forfeited or expired	(131)	24.94	–	–
Outstanding at December 31, 2009	4,165	$17.79	5.55	$49,687

Exercisable at December 31, 2009	3,576	$16.12	5.15	$48,360

Outstanding at December 31, 2009	4,165	$17.79	–	–
Granted	–	–	–	–
Exercised	(1,124)	13.25	–	–
Forfeited or expired	(26)	27.58	–	–
Outstanding at December 31, 2010	3,015	$19.40	5.07	$88,136

Exercisable at December 31, 2010	2,807	$18.71	4.90	$83,989

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of our Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the Option holders had all Option holders exercised their Options on December 31, 2010.  The amount of the aggregate intrinsic value changes, based on the fair value of our Common Stock.  Total intrinsic value of Options exercised during the years ended December 31, 2010, 2009 and 2008 was $25.1 million, $10.1 million and $13.0 million, respectively.  Total fair value of Options vested during the years ended December 31, 2010, 2009 and 2008 was $4.2 million, $5.7 million and $7.6 million, respectively.

As of December 31, 2010, $0.7 million of total unrecognized compensation cost related to non-vested Options is expected to be recognized over a weighted average period of .28 year.

The following table summarizes Restricted Stock and Restricted Stock Unit Award activity for the years ended December 31, 2008, 2009 and 2010, as follows (in thousands, except per share amounts):

	Restricted Stock
		Weighted
		Average	Restricted
		Grant Date	Stock Units
	Shares	Fair Value	Shares
Outstanding at December 31, 2007	911	$27.11	45
Granted	450	14.94	–
Vested	–	–	–
Forfeited or expired	–	–	–
Outstanding at December 31, 2008	1,361	$23.09	45
Granted	212	26.55	211
Vested	–	–	–
Released	(169)	16.86
Forfeited or expired	–	–	(9)
Outstanding at December 31, 2009	1,404	$24.36	247
Granted	166	40.51	200
Vested	–	–	–
Released	(263)	23.16	(95)
Forfeited or expired	–	–	(16)
Outstanding at December 31, 2010	1,307	$26.64	336

As of December 31, 2010, $16.4 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 1.8 years.  As of December 31, 2010, $5.6 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information with respect to Options outstanding and Options exercisable under the Plan at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$0.89—$3.87	302,894	1.73	$2.93	302,894	$2.93
$4.05—$9.40	353,441	2.59	7.47	353,441	7.47
$10.54—$13.05	312,600	3.57	12.40	312,600	12.40
$13.63—$16.68	318,374	5.09	14.96	302,875	14.97
$17.11—$21.60	336,381	5.16	20.40	336,381	20.40
$24.20—$24.20	104,294	5.81	24.20	104,294	24.20
$24.30—$24.30	313,600	6.03	24.30	313,600	24.30
$26.72—$27.02	46,675	5.92	26.86	46,675	26.86
$28.41—$28.41	465,519	7.06	28.41	340,569	28.41
$30.34—$34.89	461,787	7.15	32.18	394,163	32.14
$0.89—$34.89	3,015,565	5.07	$19.40	2,807,492	$18.71

Board Compensation.  The following table summarizes information about Options to purchase Ultimate’s Common Stock and Restricted Stock Awards granted by us to non-employee directors in exchange for services rendered for 2010, 2009 and 2008:

Year	Exercise Price of Options Granted (1) (2) (3)	Number of Options Granted	Market Value of Restricted Stock Awards Granted	Number of Restricted Stock Awards Granted

2008	$28.41	20,000	$28.41	2,195
	32.54	23,750	32.54	1,920
	32.39	23,750	32.39	1,925
	14.72	23,750	14.72	4,245

2009	–	–	$14.43	10,580
	–	–	18.75	9,580
	–	–	26.97	8,565
	–	–	27.63	8,510

2010	–	–	$30.29	8,310
	–	–	31.84	8,210
	–	–	33.33	8,125
	–	–	42.03	6,171

______________________

(1)	All Options granted during 2008, were valued on the date of grant in accordance with ASC 718. These Options were granted in lieu of cash retainers and Board meeting fees.

(2)
Options granted during 2008 became exercisable immediately.  All such Options were valued on the date of grant in accordance with the requirements prescribed in ASC 718.  These Options were granted in lieu of cash retainers and Board meeting fees.

(3)
The non-cash compensation expense, recognized in the consolidated statements of operations, related to the Board Options and Restricted Stock Awards determined pursuant to the application of ASC 718 for the years ended December 31, 2010, 2009 and 2008 was $427,000, $188,000 and $1,052,000, respectively, and is included in general and administrative expenses.

Common Stock

The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

16.  Commitments and Contingencies

Operating Leases

We lease corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. Total rent expense under these agreements was $4.0 million, $3.8 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 2010 (in thousands):

Year	Amount
2011	$4,026
2012	4,054
2013	3,465
2014	3,281
2015	2,669
Thereafter	3,476
$20,971

Litigation

From time-to-time, Ultimate is involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our operating results or financial condition.

17.  Related Party Transactions

On October 23, 2006, Ultimate’s Board elected Al Leiter as a non-employee member of Ultimate’s Board of Directors.  During October 2002, Mr. Leiter entered into an agreement with Ultimate pursuant to which he agreed to (i) attend and participate in certain internal meetings of Ultimate; (ii) assist our salespeople with prospects; and (iii) act as an official spokesperson for Ultimate in exchange for which we agreed to make contributions to Leiter’s Landing, Mr. Leiter’s non-profit charitable organization benefiting children, in the amount of one tenth (1/10) of one percent, or 0.1%, of our total revenues as reported in our consolidated statements of operations.  Pursuant to this agreement, for the fiscal years ended December 31, 2010, 2009 and 2008, Ultimate contributed a total of approximately $200,000, $197,000, and $179,000, respectively, to Leiter’s Landing.  In February 2007, Mr. Leiter and Ultimate agreed that the maximum amount payable by Ultimate in any one year under this agreement is $200,000.

18.  Employee Benefit Plan

Ultimate provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the 401(k) Plan, which are made at the sole discretion of Ultimate, were $2.0 million, $1.8 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of December 31, 2010, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on Ultimate’s internal control over financial reporting as of December 31, 2010, which is included on page 62 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2010 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited The Ultimate Software Group, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

March 1, 2011
Miami, Florida
Certified Public Accountants

Item 9B.  Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman) and other key employees of Ultimate, and their ages as of February 18, 2011, are as follows:

Name	Age	Position(s)
Scott Scherr	58	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	53	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	53	Executive Vice President, Chief Financial Officer and Treasurer
Jon Harris	46	Senior Vice President and General Manager, Enterprise Services
Robert Manne	57	Senior Vice President, General Counsel
Vivian Maza	49	Senior Vice President, Chief People Officer and Secretary
Laura Johnson	46	Senior Vice President, Product Strategy
Adam Rogers	36	Senior Vice President, Chief Technology Officer
Greg Swick	47	Senior Vice President, Chief Enterprise Sales Officer
Chris Phenicie	39	Senior Vice President, Chief Workplace Sales Officer
Bill Hicks	45	Senior Vice President, Shared Services Chief Information Officer
Julie Dodd	41	Senior Vice President and General Manager, Workplace Services
Jody Kaminsky	36	Senior Vice President, Marketing
James A. FitzPatrick, Jr.	61	Director
LeRoy A. Vander Putten	76	Director
Rick A. Wilber	64	Director
Robert A. Yanover	74	Director
Alois T. Leiter	45	Director

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

Jon Harris has served as Senior Vice President since January 1, 2002 and General Manager, Enterprise Services since February 6, 2007. Mr. Harris served as Vice President, Professional Services from July 1998 through December 31, 2001. From 1992 to 1997, Mr. Harris held various management positions within ADP’s National Accounts Division. From 1989 to 1992, Mr. Harris held the position of Consulting Services Director for Sykes Enterprises, Inc., a diverse information technology company.

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

Vivian Maza has served as Senior Vice President, Chief People Officer and Secretary of Ultimate since February 2004 and served as Vice President, People from January 1998 through January 2004.  Ms. Maza has served as Secretary of Ultimate since September 1996. Prior to that, Ms. Maza served as the Office Manager of Ultimate from its organization in April 1996 and of the Partnership from its inception in 1990 until April 1996. Ms. Maza is an HR Generalist and holds a Professional in Human Resources (PHR) certification from the Society for Human Resource Management (SHRM) association. From 1985 to 1990, Ms. Maza was a systems analyst for the Wholesale Division of ADP.

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

Greg Swick has served as Senior Vice President since January 2001 and as Chief Enterprise Sales Officer since February 6, 2007. Mr. Swick served as Vice President and General Manager of the PEO Division of Ultimate’s sales organization from November 1999 to January 2001. From February 1998 to November 1999, Mr. Swick was Director of Sales, Northeast Division. Prior to joining Ultimate, Mr. Swick was President of The Ultimate Software Group of New York and New England, G.P., a reseller of Ultimate Software which was acquired by Ultimate in March 1998. From 1987 to 1994, Mr. Swick held various positions with ADP, where the most recent position was Area Vice President — ADP Dealer Services Division.

Chris Phenicie has served as Senior Vice President, Chief Workplace Sales Officer since January 2009 and served as Vice President of Workplace Sales from April 2007 until January 2009. From January 2000 to April 2007, Mr. Phenicie served as Strategic Account Manager for Ultimate. From July 1997 to January 2000, Mr. Phenicie held various sales positions with ADP, the most recent of which position was Sales Manager.

Bill Hicks has served as Senior Vice President, Shared Services Chief Information Officer since April 2005.  Mr. Hicks served as Vice President, Chief Information Officer from February 2004 through March 2005.  From 1993 until February 2004, Mr. Hicks held various positions in the management of technologies for Precision Response Corporation, a wholly-owned subsidiary of Interactive Corporation and a provider of call centers and on-line commerce customer care services, including Chief Information Officer and Senior Vice President of Technology from August 2000 until February 2004.

Julie Dodd has served as Senior Vice President and General Manager, Workplace Services, since April 2010.  Ms. Dodd served as Vice President and General Manager of Workplace Operations from January 2009 until April 2010.  From October 2007 to December 2008, Ms. Dodd served as the Director of Product Strategy, with primary focus on the UltiPro Workplace product offering.  Prior to joining Ultimate, Ms. Dodd provided consulting services for large scale implementations, operations efficiencies projects and new SaaS product launches for various service providers. From 2002 to 2005, Ms. Dodd held various executive positions with Ceridian Corporation, an information technology company, supporting their small and mid-market solutions.

Jody Kaminsky has served as Senior Vice President, Marketing since April 2010.  Ms. Kaminsky served as Vice President, Marketing from July 2008 until April 2010.  Ms. Kaminsky served as Vice President, Marketing Operations from July 2005 to June 2008, as Director of Strategic Marketing  from December 2002 through June 2005, and in various other Marketing and Communications positions from November 1999 through November 2002.  Prior to that, Ms. Kaminsky held various positions with General Electric's GE Information Services division from April 1997 through August 1999 including Manager of Communications and Community Relations.

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

Rick A. Wilber has served as a director of Ultimate since October 2002 and is a member of the Audit Committee and a member of the Compensation Committee of the Board. Mr. Wilber formerly served on Ultimate’s Board of Directors from October 1997 through May 2000. Since 1995, Mr. Wilber has served as the President of Lynn’s Hallmark Cards, which owns and operates a number of Hallmark Card stores.  Mr. Wilber has served as a director of Vanguard Energy Corporation, an oil and gas company since   June 2010.  Mr. Wilber has served as a director of Synergy Resource Corporation, an oil and gas exploration company, since October 2008.  Mr. Wilber was a co-founder of Champs Sports Shops and served as its President from 1974 to 1984. He served on the Board of Royce Laboratories, a pharmaceutical concern, from 1990 until April 1997, when Royce Laboratories was sold to Watson Pharmaceuticals, Inc., a pharmaceutical concern.

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

Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal.  Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting of stockholders (the “Annual Meeting”) in 2011.  Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting in 2012.  Messrs. Scott Scherr and Al Leiter serve on the Board in the class whose term expires at the Annual Meeting in 2013.

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

When considering potential director candidates, the Board considers the candidate’s independence (as mandated by the NASDAQ rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of Ultimate and the Board.  Other information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2011 under the heading “Corporate Governance, Board Meetings and Committees of the Board.”  In 2010, Ultimate did not pay any fees to a third party to assist in identifying or evaluating potential nominees.

The Board will consider director candidates recommended by Ultimate’s stockholders in a similar manner as those recommended by members of management or other directors.

Other Information

The information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2011 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees of the Board-Audit Committee.”

Item 11.                      Executive Compensation

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2011 Annual Meeting under the headings “Executive Compensation Policy,” “Director Compensation” and “Compensation Committee Report.”

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2011 Annual Meeting under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information.

The following table summarizes information related to Ultimate’s equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted - Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column ( a ))

Equity compensation plans approved
by security holders	3,015,565	$19.40	915,628
Equity compensation plans not approved
by security holders	–	–	–
Total	3,015,565	$19.40	915,628

 Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2011 Annual Meeting under the headings “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance, Board Meetings and Committees of the Board.”

Item 14.                      Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2011 Annual Meeting under the heading “KPMG LLP Fees.”

PART IV

Item 15.                      Exhibits and Financial Statement Schedule

Documents filed as part of this Form 10-K:

(1)	Consolidated Financial Statements. The following consolidated financial statements of Ultimate are included in Part II, Item 8, of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

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

10.47
Commercial lease between AGF Woodfield Owner, L.L.C., (“Landlord”) and Ultimate, dated October 31, 2008 (incorporated by reference to Exhibit 10.47 to Ultimate’s Annual Report on Form 10-K, dated March 2, 2009)

10.48
Commercial lease between 300 Galleria Parkway Associates, L.P., (“Landlord”) and Ultimate, dated September 8, 2009 (incorporated by reference to Exhibit 10.33 to Ultimate’s Quarterly Report on Form 10-Q, dated November 9, 2009)

10.49
Commercial lease between RT Twenty-Sixth Pension Properties Limited (“Landlord”) and Ultimate, dated September 4, 2009 (incorporated by reference to Exhibit 10.34 to Ultimate’s Quarterly Report on Form 10-Q, dated November 9, 2009)

10.50
Master Space Agreement between Quality Technology Services Miami LLC and Ultimate, dated June 1, 2009 (incorporated by reference to Exhibit 10.1 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010)

10.51
Master Space Agreement between Quality Technology Services Metro LLC and Ultimate, dated June 1, 2009 (incorporated by reference to Exhibit 10.2 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010)

10.52	Service Order Form between Verizon Canada Ltd. And Ultimate, dated September 23, 2009 (incorporated by reference to Exhibit 10.3 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010)
10.53
Amended and Restated Change in Control Bonus Plan for Executive Officers dated April 26, 2010 (incorporated by reference to Exhibit 10.4 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010)

10.54	Commercial lease between 2000 Main Street Associates, LLC (“Landlord”) and Ultimate, dated November 3, 2010 *
10.55	Commercial lease between Micari Holdings, LLC (“Landlord”) and Ultimate, dated November 5, 2010 *
10.56	Commercial lease between Galleria 400, LLC (“Landlord”) and Ultimate, dated December 29, 2010 *
21.1	Subsidiary of the Registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

* Filed herewith.
**  Incorporated by reference to the corresponding exhibit in Ultimate’s Registration Statement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

Under date of March 1, 2011, we reported on the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, which report appears in the December 31, 2010 Annual Report on Form 10-K of the Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

March 1, 2011
Miami, Florida
Certified Public Accountants

SCHEDULE II

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Classification	Balance at Beginning of Year	Charged to Expenses and Other		Write-offs and Other		Balance at End of Year
Allowance for doubtful accounts:

December 31, 2010	$600	$1,549		$(1,349)		$800
December 31, 2009	700	972		(1,072)		600
December 31, 2008	700	1,546		(1,546)		700

Valuation allowance for deferred tax asset:	Balance at Beginning of Year	Charged to Expenses and Other		Write-offs and Other		Balance at End of Year

December 31, 2010	$4,972	(4,748	)(2)	$(224	)(3)	$–
December 31, 2009	5,657	(685	)(2)	–		4,972
December 31, 2008	5,592	65	(1)	–		5,657

(1) Represents an increase in the valuation allowance primarily due to foreign operations.
(2) Represents a decrease in the valuation allowance primarily for the recognition of equity of stock-based payment deductions.

(3) Represents a write-off of valuation allowance attributable to discontinued operations for the UK Subsidiary.

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

Date:  March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr	President, Chief Executive	March 1, 2011
Scott Scherr	Officer and Chairman of the
Board

/s/ Mitchell K. Dauerman	Executive Vice President,	March 1, 2011
Mitchell K. Dauerman	Chief Financial Officer and
Treasurer (Principal Financial
and Accounting Officer)

/s/ Marc D. Scherr	Vice Chairman of the Board	March 1, 2011
Marc D. Scherr	and Chief Operating Officer

/s/ James A. FitzPatrick, Jr.	Director	March 1, 2011
James A. FitzPatrick, Jr.

/s/ LeRoy A. Vander Putten	Director	March 1, 2011
LeRoy A. Vander Putten

/s/ Rick Wilber	Director	March 1, 2011
Rick Wilber

/s/ Robert A. Yanover	Director	March 1, 2011
Robert A. Yanover

/s/ Alois T. Leiter	Director	March 1, 2011
Alois T. Leiter