Form 10-Q
period 2011-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2011-05-10
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, there were 25,838,907 shares of the Registrant’s Common Stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES (“ULTIMATE”)

i

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of March 31,	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$48,022	$40,889
Short-term investments in marketable securities	8,399	8,884
Accounts receivable, net of allowance for doubtful accounts of $700 for 2011 and $800 for 2010	45,644	47,570
Prepaid expenses and other current assets	20,360	18,613
Deferred tax assets, net	1,440	1,434
Total current assets before funds held for customers	123,865	117,390
Funds held for customers	255,999	72,875
Total current assets	379,864	190,265
Property and equipment, net	20,095	18,075
Capitalized software, net	2,777	3,115
Goodwill	3,025	3,025
Long-term investments in marketable securities	926	433
Other assets, net	11,921	11,656
Long-term deferred tax assets, net	22,843	22,988
Total assets	$441,451	$249,557
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,561	$4,683
Accrued expenses	11,164	11,074
Current portion of deferred revenue	72,315	71,808
Current portion of capital lease obligations	2,552	2,551
Total current liabilities before customer funds obligations	92,592	90,116
Customer funds obligations	255,999	72,875
Total current liabilities	348,591	162,991
Deferred revenue, net of current portion	5,146	6,287
Deferred rent	3,391	3,022
Capital lease obligations, net of current portion	2,243	2,406
Income taxes payable	1,866	1,866
Total liabilities	361,237	176,572
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 29,371,094 and 29,027,277 shares issued in 2011 and 2010, respectively	294	290
Additional paid-in capital	223,098	216,262
Accumulated other comprehensive income	187	126
Accumulated deficit	(51,925)	(52,253)
	171,654	164,425
Treasury stock, 3,594,825 shares, at cost, for 2011 and 2010	(91,440)	(91,440)
Total stockholders’ equity	80,214	72,985
Total liabilities and stockholders’ equity	$441,451	$249,557

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Recurring	$49,948	$39,448
Services	13,729	15,581
License	828	628
Total revenues	64,505	55,657
Cost of revenues:
Recurring	14,693	11,404
Services	13,929	13,181
License	173	100
Total cost of revenues	28,795	24,685
Gross profit	35,710	30,972
Operating expenses:
Sales and marketing	17,123	15,116
Research and development	11,967	10,233
General and administrative	5,613	5,001
Total operating expenses	34,703	30,350
Operating income	1,007	622
Other (expense) income:
Interest and other expense	(158)	(45)
Other income, net	34	22
Total other (expense) income, net	(124)	(23)
Income from continuing operations, before income taxes	883	599
Provision for income taxes	(555)	(279)
Income from continuing operations	$328	$320
Loss from discontinued operations, net of income taxes	–	(65)
Net income	$328	$255

Basic earnings per share:
Earnings from continuing operations	$0.01	$0.01
Loss from discontinued operations	$–	$–
Total	$0.01	$0.01

Diluted earnings per share:
Earnings from continuing operations	$0.01	$0.01
Loss from discontinued operations	$–	$–
Total	$0.01	$0.01

Weighted average shares outstanding:
Basic	25,594	24,755
Diluted	27,724	26,823

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Three Months
	Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$328	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,859	3,021
Provision for doubtful accounts	560	554
Non-cash stock-based compensation expense	3,850	3,391
Income taxes	521	208
Excess tax benefit from stock-based payments	(382)	(652)
Changes in operating assets and liabilities:
Accounts receivable	1,366	16
Prepaid expenses and other current assets	(1,747)	(1,055)
Other assets	(293)	39
Accounts payable	1,878	1,433
Accrued expenses and deferred rent	459	(933)
Deferred revenue	(634)	(1,394)
Net cash provided by operating activities	8,765	4,883

Cash flows from investing activities:
Purchases of property and equipment	(3,995)	(1,207)
Purchases of marketable securities	(4,000)	(2,100)
Maturities of marketable securities	3,992	2,098
Net purchases of securities with customer funds	(183,124)	(50,254)
Net cash used in investing activities	(187,127)	(51,463)

Cash flows from financing activities:
Repurchases of Common Stock	–	(3,684)
Excess tax benefits from stock-based payments	382	652
Shares acquired to settle employee tax withholding liability	(2,376)	(516)
Principal payments on capital lease obligations	(680)	(614)
Net increase in customer fund obligations	183,124	50,254
Net proceeds from issuances of Common Stock	4,983	2,352
Net cash provided by financing activities	185,433	48,444

Effect of exchange rate changes on cash	62	35
Net increase in cash and cash equivalents	7,133	1,899
Cash and cash equivalents, beginning of period	40,889	23,684
Cash and cash equivalents, end of period	$48,022	$25,583

Supplemental disclosure of cash flow information:
Cash paid for interest	$56	$43
Cash paid for income taxes	$267	$18

Supplemental disclosure of non-cash financing activities:
- Ultimate entered into capital lease obligations to acquire new equipment totaling $519 and $869 for the three months ended March 31, 2011 and March 31, 2010, respectively.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of unified human capital management (“HCM”) software-as-a-service (“SaaS”) solutions for global businesses.  Ultimate’s UltiPro software (“UltiPro”) is a comprehensive SaaS-based solution delivered primarily to organizations based in the United States and Canada and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   Ultimate’s solutions are marketed as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with 1,000 or more employees.   UltiPro Workplace (“Workplace”) is designed for companies with fewer than 1,000 employees.  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

2.           Basis of Presentation, Consolidation and the Use of Estimates

The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s  Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 1, 2011 (the "Form 10-K").

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three months ended March 31, 2011 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2010 reflects an immaterial correction of approximately $0.1 million to properly classify excess tax benefits from stock-based payments and shares acquired to settle employee tax withholding liability in the statement of cash flows.  In cash flows from operating activities, we changed the description from “tax charge for equity awards” in the prior period to “excess tax benefit from stock-based payments” to better describe the nature of the cash flow item.  We also reclassified $0.1 million from cash flows from operating activities to cash flows from financing activities and, within the cash flows from financing activities, we reflect the net correction of $0.1 million in two separate descriptions—excess tax benefits from stock-based payments and shares acquired to settle employee tax withholding liability.  Management evaluated the materiality of the statement of cash flows classification error from both qualitative and quantitative perspectives and determined that the revision was immaterial to the three months ended March 31, 2010.

The presentation of the unaudited condensed consolidated statement of income for the three months ended March 31, 2010 has been modified to conform with reporting requirements for discontinued operations.

3.Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2010, included in the Form 10-K, have not significantly changed with the exception of our revenue recognition policy due to the adoption of Accounting Standards Update No. 2009-13, “ Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) as presented below.

Revenue Recognition

Effective January 1, 2011, we adopted ASU 2009-13 on a prospective basis.  ASU 2009-13 requires the use of the relative selling price method of allocating the total consideration to units of accounting in a multiple element arrangement and eliminates the residual method. This new accounting principle requires an entity to allocate revenue to an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price.  The adoption of ASU 2009-13 did not have a material impact on our unaudited condensed consolidated financial statements.

VSOE is the price charged when the same or similar product or service is sold separately.  We define VSOE as a median price of recent stand-alone transactions that are priced within a narrow range.

TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately.  However, due to the difficulty in obtaining sufficient information on competitor pricing and differences in our product offerings when compared with those of our peers, we generally are unable to reliably determine TPE.

ESP is our best estimate of the selling price of an element in a transaction. If we are unable to establish selling price using either VSOE or TPE, we will use ESP in our allocation of arrangement consideration.  The objective of ESP is to determine the price at which we would transact if the product or service were sold by us on a stand-alone basis.  Our determination of ESP involves the use of a customary discount from the list (or book) price for each element, with the discounted price applied within a narrow range.  The customary discount is derived from historical data that has been analyzed to determine trends and patterns. We will analyze the customary discount used for determining ESP on no less than an annual basis.

We expect our products and services to continue to qualify as separate units of accounting under ASU 2009-13.  We evaluate each deliverable in our arrangements to determine whether they represent a separate unit of accounting.  A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customers.

     There are two major elements in our multiple element arrangements for the delivery of our SaaS offering (the "SaaS Offering"), which are recurring revenues and services revenues.   Also included in our total revenues, to a much lesser degree, are the sales of software licenses.

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

The majority of services revenues are recognized over the implementation period, which is from the contract execution date until the customer processes its first payroll using UltiPro (also referred to as going “Live”). SaaS revenues are recognized over the contract term, beginning in the month the customer goes Live. There was no significant change to the pattern or timing of revenue recognition for either services or SaaS elements as a result of adopting ASU 2009-13.

Recurring Revenues

Recurring revenues consist of subscription revenues recognized from our SaaS Offering, as well as customer support and maintenance revenues.

    i)  SaaS subscription revenues are principally derived from per-employee-per-month ("PEPM") fees earned from the SaaS Offering and from sales of hosting services on a stand-alone basis to customers who already own a perpetual license ("Base Hosting").  To the extent there are upfront or setup fees associated with our SaaS Offering, the related SaaS subscription revenues are recognized ratably over the term of the related contract, commencing when the customer goes Live.  Ongoing PEPM fees from the SaaS Offering and Base Hosting are recognized as subscription revenues as the services are delivered commencing when the customer goes Live.

    ii)  Customer support and maintenance revenues are derived from maintaining, supporting, and providing periodic updates of our software for our hosting services.

Under our SaaS Offering, our customers do not have the right to take possession of our software and these arrangements are considered service contracts. Fair value of multiple elements in SaaS arrangements is derived for each element based on the guidance provided by ASU 2009-13.  The multiple elements that typically exist in SaaS arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements, updates and customer support) and professional services (i.e., primarily implementation services).

The pricing for the three elements that pertain to recurring revenues (i.e., hosting services, the right to use UltiPro and maintenance of UltiPro) is bundled.  Since these three bundled elements are components of recurring revenues in the unaudited condensed consolidated statements of income, allocation of fair values to each of the three elements is not necessary and they are not reported separately.  Fair value for the bundled elements, as a whole, is determined on the basis of renewal pricing, without taking into consideration potential price increases or changes in the number of underlying employees caused by potential changes in the size of the customer in the future due to the uncertainties surrounding these potential occurrences.  These bundled elements are provided on an ongoing basis, represent undelivered elements and are recognized on a monthly basis as the related services are performed, commencing once the customer goes Live.

Services Revenues

Services revenues primarily include revenues from fees charged for the implementation of our product solutions and, to a lesser extent, training of customers in the use of our products and fees for other services, including the provision of payroll-related forms, sales of timeclocks and the printing of W-2 forms for certain customers, as well as certain reimbursable out-of-pocket expenses.  Revenues from implementation services comprise the majority of total services revenues.

Revenues from implementation consulting services billed on a time and materials basis (at an hourly rate) are recognized as these services are performed.  The total arrangement consideration is allocated to service elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis.  Other services are recognized as the product is shipped or as the services are rendered, depending on the specific terms of the related arrangement.

Revenues from implementation consulting services sold on a fixed-fee basis are recognized using the percentage of completion accounting method, which involves the use of estimates.  Percentage of completion is measured at each reporting date based on progress made to date compared to the total estimate to complete the implementation job.

License Revenues

From our inception through March 31, 2009, we sold perpetual licenses of UltiPro, which resulted in license revenues recognized for that period of time.  Customer support and maintenance revenues, from previously sold perpetual licenses, are derived from maintaining, supporting, and providing periodic updates of our software.  Maintenance revenues are recognized ratably over the service period, generally one year, and are included in recurring revenues.  Annual maintenance renewal fees which occur subsequent to the initial contract period are also recognized ratably over the related service period.

While we still sell on-site licenses of UltiPro on an infrequent basis, sales to new customers are only on a subscription basis (priced and billed to our customers on a PEPM basis).  We no longer sell our on-site UltiPro solutions to new customers on a perpetual license basis. We do sell licenses to existing license customers but only in relation to the customer’s employee growth or for products complementary to UltiPro for which the customer already has a perpetual license. Any such licenses are recognized as license revenues in our unaudited condensed consolidated financial statements upon the delivery of the related software product when all significant contractual obligations have been satisfied.

4.          Discontinued Operations

Ultimate discontinued and liquidated the operations of The Ultimate Software Group UK Limited, our wholly-owned subsidiary in the United Kingdom (the “UK Subsidiary”) during the year ended December 31, 2010.  There were no discontinued operations for the three months ended March 31, 2011.  Discontinued operations, net of income taxes, resulted in a loss of $65 thousand for the three months ended March 31, 2010.

5.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income was $3 thousand and $7 thousand of unrealized gains on available-for-sale securities at March 31, 2011 and December 31, 2010, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of March 31, 2011 and December 31, 2010 are shown below (in thousands):

	As of March 31, 2011			As of December 31, 2010
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain	Value	Cost	Gain	Value

Corporate debentures and bonds	$4,023	$1	$4,024	$2,903	$4	$2,907
Commercial paper	2,299	–	2,299	2,599	–	2,599
U.S. Agency bonds	1,005	1	1,006	1,513	1	1,514
U.S. Treasury bills	1,201	1	1,202	1,504	2	1,506
Non U.S. government bond	304	–	304	301	–	301
Certificates of deposit	490	–	490	490	–	490
Total investments	$9,322	$3	$9,325	$9,310	$7	$9,317

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of March 31, 2011 are shown below (in thousands):

	As of March 31, 2011
	Amortized	Fair
	Cost	Value

Due in one year or less	$8,396	$8,399
Due after one year	926	926
Total	$9,322	$9,325

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any significant transfers into and out of Level 1 and Level 2 during the three months ended March 31, 2011 and the twelve months ended December 31, 2010.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, agency bonds, U.S. Treasury bills and non U.S. government bonds.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011				As of December 31, 2010

	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$4,024	$–	$4,024	$–	$2,907	$–	$2,907	$–
Commercial paper	2,299	–	2,299	–	2,599	–	2,599	–
U.S. Agency bonds	1,006	–	1,006	–	1,514	–	1,514	–
U.S. Treasury bills	1,202	–	1,202	–	1,506	–	1,506	–
Non U.S. government bond	304	–	304	–	301	–	301	–
Certificates of deposit	490	490	–	–	490	490	–	–
Total	$9,325	$490	$8,835	$–	$9,317	$490	$8,827	$–

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of March 31, 2011 and in the audited consolidated balance sheet as of December 31, 2010 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of March 31, 2011 and December 31, 2010.

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

Property and equipment as of March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Property and equipment	$85,781	$81,413
Less: accumulated depreciation and amortization	65,686	63,338
	$20,095	$18,075

7.Earnings Per Share

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

Due to the discontinued operations of the UK Subsidiary, income from continuing operations was used in determining whether potential common shares are dilutive or anti-dilutive.  For the three months ended March 31, 2011 and 2010, potential common shares were dilutive due to income from continuing operations.

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Basic weighted average shares outstanding	25,594	24,755
Effect of dilutive equity instruments	2,130	2,068
Dilutive weighted average shares outstanding	27,724	26,823

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive

	–	391

8.           Comprehensive Income

Comprehensive income represents all changes in equity that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated balance sheets, consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, recorded net of any related income tax.

Comprehensive income for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Net income	$328	$255
Other comprehensive income (loss):
Unrealized loss on investments in
marketable available-for-sale securities	(3)	–
Unrealized gain (loss) on foreign currency
translation adjustments	62	(138)
Comprehensive income	$387	$117

9.           Foreign Currency

The financial statements of Ultimate’s foreign subsidiary have been translated into U.S. dollars.  The functional currency of The Ultimate Software Group of Canada, Inc. is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in unaudited condensed consolidated stockholders’ equity as a component of accumulated other comprehensive income.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. For the three months ended March 31, 2011, Ultimate had cumulative unrealized translation gains of $0.1 million.  For the three months ended March 31, 2010, Ultimate had cumulative unrealized translation losses of $0.1 million.  Included in accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated balance sheets, is $0.2 million of unrealized translation gains at March 31, 2011 and $0.1 million of unrealized translation gains at December 31, 2010.

10.           Stock-Based Compensation

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

As of March 31, 2011, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 803,317 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Non-cash stock-based compensation expense:
Cost of recurring revenues	$329	$217
Cost of services revenues	376	341
Sales and marketing	1,797	1,719
Research and development	384	327
General and administrative	964	787
Total non-cash stock-based compensation expense	$3,850	$3,391

Net cash proceeds from the exercise of stock options were $5.0 million and $2.4 million for the three months ended March 31, 2011 and March 31, 2010, respectively. There was a $0.4 million and $0.7 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three months ended March 31, 2011 and March 31, 2010, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the three months ended March 31, 2011.  The following table summarizes stock option activity (for previously granted stock options) for the three months ended March 31, 2011 (in thousands, except per share amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2010	3,015	$19.40	5.07	$88,136
Granted	–	–	–	–
Exercised	(251)	19.86	–	–
Forfeited or expired	(13)	17.99	–	–
Outstanding at March 31, 2011	2,751	$19.37	4.85	$108,357

Exercisable at March 31, 2011	2,668	$19.06	4.78	$105,895

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.  The amount of the aggregate intrinsic value changes based on the fair value of Ultimate’s Common Stock.  Total intrinsic value of options exercised was $8.4 million and $2.9 million for the three months ended March 31, 2011 and March 31, 2010, respectively.  Total fair value of options vested was $1.4 million and $2.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

As of March 31, 2011, $0.3 million of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 0.32 years.

During the three months ended March 31, 2011 and March 31, 2010, we granted restricted stock awards for 6,981 shares and 8,310 shares, respectively, of Common Stock to non-employee directors.  We granted 167,195 and 140,400 restricted stock unit awards granted to employees during the three months ended March 31, 2011 and March 31, 2010, respectively.

During the three months ended March 31, 2011 and March 31, 2010, 45,000 and 105,000 shares of Common Stock subject to restricted stock awards, respectively, became vested and were released.  For the three months ended March, 31, 2011, 14,500 of such 45,000 shares were retained by Ultimate and not issued, in satisfaction of employee withholding tax requirements applicable to payment of such awards in the aggregate amount of $0.7 million, and 30,500 of such shares were issued to the holders of such awards.  For the three months ended March 31, 2010, there were no shares retained by Ultimate in satisfaction of withholding tax requirements applicable to payment of such awards, and all 105,000 of such shares were issued to the holders of such awards.

     During the three months ended March 31, 2011, 93,803 shares subject to restricted stock unit awards became vested and were released.  Of such shares, 31,321 were retained by Ultimate and not issued, in satisfaction of employee withholding tax requirements applicable to payment of such awards in the aggregate amount of $1.6 million, and 62,482 of such shares were issued to the holders of such awards.  During the three months ended March 31, 2010, 79,146 shares subject to restricted stock unit awards became vested and were released.  Of such shares, 18,012 were retained by Ultimate and not issued, in satisfaction of employee withholding tax requirements applicable to payment of such awards in the aggregate amount of $0.5 million, and 61,134 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the three months ended March 31, 2011 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
		Weighted
		Average
		Grant Date
	Shares	Fair Value	Shares
Outstanding at December 31, 2010	1,307	$26.64	336
Granted	7	53.33	167
Vested and Released	(45)	24.30	(94)
Forfeited or expired	–	–	(2)
Outstanding at March 31, 2011	1,269	$26.87	407

As of March 31, 2011, $14.3 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.6 years.  As of March 31, 2011, $12.6 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 2.2 years.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”) and in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011 (the “Form 10-K”).

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2010, included in the Form 10-K, have not significantly changed with the exception of our revenue recognition policy due to the adoption of Accounting Standards Update No. 2009-13, “ Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) as discussed above in Note 3 to the unaudited condensed consolidated financial statements.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) the retention of the underlying customers, once our solutions are sold (“Customer Retention”) and (iii) management’s control of operating expense growth.  For the quarter ended March 31, 2011, our (i) recurring revenues grew by 27% compared with the same quarter last year, (ii) our Customer Retention was 96%, on a trailing twelve-month basis, and (iii) operating expenses grew by 14% compared with the same quarter last year.

Our ability to achieve significant revenue growth in the future will depend upon the success of our direct sales force and our ability to adapt our sales efforts to address the evolving markets for our products and services.  We provide our sales personnel with comprehensive and continuing training with respect to technology and market place developments.  Aside from sales commissions, we also provide various incentives to encourage our sales representatives, including stock-based compensation awards based upon performance.

The human capital management (“HCM”) market is intensely competitive.  We address competitive pressures through improvements and enhancements to our products and services, the development of additional features of UltiPro and a comprehensive marketing team and process that distinguishes Ultimate and its products from the competition.  Our focus on customer service, which enables us to maintain a high Customer Retention rate, also helps us address competitive pressures.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions.  If general economic conditions were to deteriorate, we may experience delays in our sales cycles, increased pressure from prospective customers to offer discounts and increased pressure from existing customers to renew expiring recurring revenue agreements for lower amounts.  We address continuing economic pressures by, among other things, efforts to control growth of our operating expenses through the monitoring of controllable costs and vendor negotiations.

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Revenues from our SaaS Offering and customer support and maintenance revenues are the primary components of recurring revenues.  The majority of services revenues are derived from implementation services.

We discontinued selling our on-site UltiPro solutions to new customers on a perpetual license basis, although we infrequently continue to sell on-site UltiPro solutions on a subscription basis (priced and billed to customers on a PEPM basis). We sell licenses to existing license customers but only in relation to the customer’s employee growth or for Optional Features if the customer already has a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months
	Ended March 31,
	2011	2010
Revenues:
Recurring	77.4%	70.9%
Services	21.3	28.0
License	1.3	1.1
Total revenues	100.0	100.0
Cost of revenues:
Recurring	22.8	20.5
Services	21.6	23.7
License	0.3	0.2
Total cost of revenues	44.7	44.4
Operating expenses:
Sales and marketing	26.4	27.1
Research and development	18.6	18.4
General and administrative	8.7	9.0
Total operating expenses	53.7	54.5
Operating income	1.6	1.1
Other (expense) income:
Interest expense and other	(0.2)	–
Other (expense) income, net	–	–
Total other (expense) income, net	(0.2)	–
Income from continuing operations, before income taxes	1.4	1.1
Provision for income taxes	(0.9)	(0.5)
Income from continuing operations	0.5	0.6
Income (loss) from discontinued operations, net of taxes	–	(0.1)
Net income	0.5%	0.5%

The following table sets forth the non-cash stock-based compensation expense (excluding the income tax effect) resulting from the stock-based arrangements and the amortization of acquired intangibles that are recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Stock-based compensation:
Cost of recurring revenues	$329	$217
Cost of services revenues	376	341
Sales and marketing	1,797	1,719
Research and development	384	327
General and administrative	964	787
Total non-cash stock-based compensation expense	$3,850	$3,391

Amortization of acquired intangibles:
General and administrative	$28	$74

Revenues

Our revenues are derived from recurring revenues and services revenues and, to a lesser extent, license revenues.

Total revenues, consisting of recurring, services and license revenues, increased 15.9% to $64.5 million for the three months ended March 31, 2011 from $55.7 million for the three months ended March 31, 2010.

Recurring revenues increased 26.6 % to $49.9 million for the three months ended March 31, 2011 from $39.4 million for the three months ended March 31, 2010. The increase for the three months ended March 31, 2011 was primarily due to increased revenues from our SaaS Offering and, to a lesser extent, maintenance revenues.

a)
Revenues from our SaaS Offering increased 34.1% for the three months ended March 31, 2011, in comparison to the same period in 2010. This increase was based on the revenue impact of incremental units sold that have gone Live since March 31, 2010, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring subscription revenues for sales from our SaaS Offering begins when the related customer goes Live.

b)
Maintenance revenues decreased 1.9% for the three months ended March 31, 2011, in comparison to the same period in 2010.  This decrease was primarily due to the fact that we no longer sell perpetual licenses to new customers, partially offset by maintenance revenues from renewals of existing license customers.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter, as the maintenance contracts renew annually.

Services revenues decreased 11.9% to $13.7 million for the three months ended March 31, 2011 from $15.6 million for the three months ended March 31, 2010. The decrease for the three months ended March 31, 2011 was mainly due to (i) less billable hours generated from time and materials engagements and, to a lesser extent, from the reduced use of third party implementation partners, (ii) a decrease in the Enterprise blended net rate per hour (which includes the impact from fixed fee engagements) and (iii) lower training revenues, partially offset by (iv) higher implementation revenues recognized for Workplace sales and (v) higher other services revenues, including increased revenues from printing W-2 forms for our customers (which occurs in the first quarter of each fiscal year) and increased sales of time clocks.

License revenues increased 31.8% to $0.8 million for the three months ended March 31, 2011, from $0.6 million for the three months ended March 31, 2010.  This increase was principally due to the employee growth of our underlying existing customers that previously purchased license agreements from us.

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

Total cost of revenues increased 16.6% to $28.8 million for the three months ended March 31, 2011 from $24.7 million for the three months ended March 31, 2010.

Cost of recurring revenues increased 28.8% to $14.7 million for the three months ended March 31, 2011 from $11.4 million for the three months ended March 31, 2010. The $3.3 million increase in cost of recurring revenues for the three months ended March 31, 2011 was primarily due to increases in both maintenance costs and SaaS costs.  Maintenance costs increased primarily due to higher labor costs commensurate with the growth in Ultimate’s recurring revenues customer base.  SaaS costs increased principally as a result of the growth in SaaS operations and increased sales, including increased labor costs, costs related to our tax filing services (as we continue to grow that business) and, to a lesser extent, increased hosting data center costs.

Cost of services revenues increased 5.7% to $13.9 million for the three months ended March 31, 2011 from $13.2 million for the three months ended March 31, 2010. Cost of services revenues increased for the three months ended March 31, 2011 primarily due to an increase in costs for other services, including costs related to printing and shipping W-2 forms for our customers and the cost of time clocks, which correlates with the increased revenues from these other services.

Cost of license revenues increased 73.0% to $0.2 million for the three months ended March 31, 2011 from $0.1 million for the three months ended March 31, 2010.  The increase in cost of license revenues for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to the growth in the number of employees of our customers that previously purchased a perpetual license.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 13.3% to $17.1 million for the three months ended March 31, 2011 from $15.1 million for the three months ended March 31, 2010. The $2.0 million increase in sales and marketing expenses was primarily due to increased labor and related costs (including higher sales commissions related to increased SaaS sales), and costs associated with our Ultimate Partner Forum, known as Connections (which is our national customer conference), partially offset by lower advertising and marketing expenses.  Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the related SaaS revenue recognition.

Research and Development

    Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 16.9% to $12.0 million for the three months ended March 31, 2011 from $10.2 million for the three months ended March 31, 2010 principally due to higher labor costs related to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount) and, to a lesser extent, increased third-party consulting costs.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 12.2% to $5.6 million for the three months ended March 31, 2011 from $5.0 million for the three months ended March 31, 2010.  The $0.6 million increase in general and administrative expenses was primarily due to higher labor and related costs.

Income Taxes

Income taxes related to continuing operations for the three months ended March 31, 2011 and March 31, 2010 included a consolidated provision of $0.6 million and $0.3 million, respectively.   The effective income tax rate related to continuing operations for the three months ended March 31, 2011 and March 31, 2010 was 62.9% and 46.6%, respectively.   The increase in effective income tax rate is primarily attributable to a benefit in the three months ended March 31, 2010 resulting from a decrease in a foreign valuation allowance and an expense attributable to an increase in nondeductible expenses, primarily related to compensation, in the three months ended March 31, 2011.

At December 31, 2010, we had approximately $91.6 million of net operating loss carryforwards for Federal income tax reporting purposes, available to offset future taxable income.  As of that date, we did not have any net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income.  The $91.6 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the benefit of which will primarily be credited to paid-in capital and deferred tax asset when realized.  Such carryforwards expire from 2011 through 2030.  Utilization of such carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments.

We recognized $24.3 million of deferred tax assets, net of deferred tax liabilities, as of March 31, 2011.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the undistributed earnings of Ultimate Canada, the liquid assets of which are not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of March 31, 2011, we had $57.3 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $7.1 million since December 31, 2010.
This $7.1 million increase was primarily due to cash provided by operations of $8.8 million, proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises of $5.0 million and an excess tax benefit from stock-based payments to employees and non-employee directors of $0.4 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $4.7 million and cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $2.4 million.

Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2011 as compared to $4.9 million for the three months ended March 31, 2010. This $3.9 million increase was primarily due to a decrease in accounts receivable, net of decreased deferred revenue, of $2.1 million, an increase in accrued expenses (which included costs associated with Connections, our national customer conference held during the quarter) of $0.8 million, increased deferred rent for two new property leases of $0.4 million and decreases in vendor payments of $0.4 million.

Net cash used in investing activities was $187.1 million for the three months ended March 31, 2011 as compared to $51.5 million for the three months ended March 31, 2010.  The increase of $135.6 million from the comparable period in 2010 was primarily attributable to an increase in funds received from and held on behalf of Ultimate’s customers using the UltiPro tax filing offering (“UltiPro Tax Filing Customer Funds”) of $132.9 million, and an increase in cash purchases of property and equipment of $2.8 million.

Net cash provided by financing activities was $185.4 million for the three months ended March 31, 2011 as compared to $48.4 million for the three months ended March 31, 2010. The $137.0 million increase was primarily related to an increase of $132.9 million in UltiPro Tax Filing Customer Funds, an increase of $3.7 million attributable to Common Stock repurchases (since there were no repurchases of Common Stock pursuant to Ultimate’s stock repurchase plan during the three months ended March 31, 2011) and a $2.6 million increase in proceeds from the issuance of Common Stock from stock option exercises, partially offset by a $1.9 million increase in cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units.

Days sales outstanding, calculated on a trailing three-month basis, as of March 31, 2011 and March 31, 2010, were 64 days and 61 days, respectively.

Deferred revenues were $77.5 million at March 31, 2011, as compared to $78.1 million at December 31, 2010.  The decrease of $0.6 million in deferred revenues was primarily due to decreased deferred maintenance revenues, partially offset by increased deferred services revenues and, to a lesser extent, increased deferred SaaS revenues.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to SaaS.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

 We did not have any material commitments for capital expenditures as of March 31, 2011.

Off-Balance Sheet Arrangements

We do not, and as of March 31, 2011 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2011, total investments in available-for-sale marketable securities were $9.3 million.

As of March 31, 2011, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.5% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its March 31, 2011 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $45 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $45 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of March 31, 2011, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended March 31, 2011 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

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

 As of March 31, 2011, Ultimate had purchased 3,594,825 shares of Ultimate’s issued and outstanding Common Stock under the Stock Repurchase Plan, with 405,175 shares being available for repurchase in the future.  There were no repurchases of Common Stock under the Stock Repurchase Plan for the three months ended March 31, 2011.

ITEM 6.                      Exhibits

Number	Description

10.1	Commercial lease between AG/LPC Griffin Towers, L.P.,
(“Landlord”) and Ultimate, dated February 23, 2011 *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
____________________

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date: May 10, 2011	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)