Form 10-Q
period 2011-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2011-08-09
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 3, 2011, there were 25,860,210 shares of the Registrant’s common stock, par value $0.01 (“Common Stock”), outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES (“ULTIMATE”)

i

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of	As of
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$45,234	$40,889
Short-term investments in marketable securities	7,112	8,884
Accounts receivable, net of allowance for doubtful accounts of $600 for 2011 and $800 for 2010	46,733	47,570
Prepaid expenses and other current assets	22,707	18,613
Deferred tax assets, net	1,458	1,434
Total current assets before funds held for customers	123,244	117,390
Funds held for customers	165,468	72,875
Total current assets	288,712	190,265
Property and equipment, net	22,040	18,075
Capitalized software, net	2,440	3,115
Goodwill	3,025	3,025
Long-term investments in marketable securities	1,636	433
Other assets, net	12,290	11,656
Long-term deferred tax assets, net	22,386	22,988
Total assets	$352,529	$249,557
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,376	$4,683
Accrued expenses	12,895	11,074
Current portion of deferred revenue	73,212	71,808
Current portion of capital lease obligations	2,614	2,551
Total current liabilities before customer funds obligations	95,097	90,116
Customer funds obligations	165,468	72,875
Total current liabilities	260,565	162,991
Deferred revenue, net of current portion	4,798	6,287
Deferred rent	3,580	3,022
Capital lease obligations, net of current portion	2,281	2,406
Income taxes payable	1,866	1,866
Total liabilities	273,090	176,572
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 29,578,959 and 29,027,277 shares issued in 2011 and 2010, respectively	296	290
Additional paid-in capital	229,365	216,262
Accumulated other comprehensive income	175	126
Accumulated deficit	(51,032)	(52,253)
	178,804	164,425
Treasury stock, 3,744,503 and 3,594,825 shares, at cost, for 2011 and 2010, respectively	(99,365)	(91,440)
Total stockholders’ equity	79,439	72,985
Total liabilities and stockholders’ equity	$352,529	$249,557

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Recurring	$52,002	$41,365	$101,950	$80,813
Services	11,761	13,032	25,490	28,613
License	442	320	1,270	948
Total revenues	64,205	54,717	128,710	110,374

Cost of revenues:
Recurring	15,543	12,048	30,236	23,452
Services	12,104	11,877	26,033	25,058
License	100	50	273	150
Total cost of revenues	27,747	23,975	56,542	48,660
Gross profit	36,458	30,742	72,168	61,714
Operating expenses:
Sales and marketing	15,524	14,580	32,647	29,696
Research and development	12,370	10,520	24,337	20,753
General and administrative	5,762	5,169	11,375	10,170
Total operating expenses	33,656	30,269	68,359	60,619
Operating income	2,802	473	3,809	1,095

Other income (expense):
Interest expense and other	(143)	(61)	(301)	(106)
Other income, net	26	45	60	67
Total other (expense), net	(117)	(16)	(241)	(39)
Income from continuing operations
before income taxes	2,685	457	3,568	1,056
Provision for income taxes	(1,792)	(186)	(2,347)	(465)
Income from continuing operations	893	271	1,221	591
Loss from discontinued operations,
net of income taxes	–	(865)	–	(930)
Net income (loss)	$893	$(594)	$1,221	$(339)

Basic earnings (loss) per share:
Earnings from continuing operations	$0.03	$0.01	$0.05	$0.02
Loss from discontinued operations	$–	$(0.03)	$–	$(0.04)
Total	$0.03	$(0.02)	$0.05	$(0.02)

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.03	$0.01	$0.04	$0.02
Loss from discontinued operations	$–	$(0.03)	$–	$(0.03)
Total	$0.03	$(0.02)	$0.04	$(0.01)

Weighted average shares outstanding:
Basic	25,837	24,839	25,716	24,797
Diluted	27,863	26,972	27,804	26,911

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Six Months
	Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,221	$(339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,743	6,108
Provision for doubtful accounts	1,115	1,038
Non-cash stock-based compensation expense	7,619	6,725
Non-cash realized loss on foreign currency translation adjustment	–	886
Income taxes	2,290	426
Excess tax benefit from stock-based payments	(1,713)	(950)
Changes in operating assets and liabilities:
Accounts receivable	(278)	(4,687)
Prepaid expenses and other current assets	(4,094)	(2,764)
Other assets	(689)	755
Accounts payable	1,693	446
Accrued expenses and deferred rent	2,379	1,949
Deferred revenue	(85)	445
Net cash provided by operating activities	15,201	10,038

Cash flows from investing activities:
Purchases of property and equipment	(7,609)	(2,401)
Purchases of marketable securities	(7,700)	(4,600)
Maturities of marketable securities	8,269	4,835
Net purchases of securities with customer funds	(92,593)	(24,884)
Net cash used in investing activities	(99,633)	(27,050)

Cash flows from financing activities:
Repurchases of Common Stock	(7,925)	(12,987)
Excess tax benefits from stock-based payments	1,713	950
Shares acquired to settle employee tax withholding liability	(3,631)	(552)
Principal payments on capital lease obligations	(1,432)	(1,206)
Net increase in customer fund obligations	92,593	24,884
Net proceeds from issuances of Common Stock	7,407	4,936
Net cash provided by financing activities	88,725	16,025

Effect of exchange rate changes on cash	52	(6)
Net increase (decrease) in cash and cash equivalents	4,345	(993)
Cash and cash equivalents, beginning of period	40,889	23,684
Cash and cash equivalents, end of period	$45,234	$22,691

Supplemental disclosure of cash flow information:
Cash paid for interest	$126	$100
Cash paid for income taxes	$395	$136

Supplemental disclosure of non-cash financing activities:
- Ultimate entered into capital lease obligations to acquire new equipment totaling $1.4 million and $1.4 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

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

2.           Basis of Presentation, Consolidation and the Use of Estimates

The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 1, 2011 (the “Form 10-K”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

3.Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2010, included in the Form 10-K, have not significantly changed with the exception of our revenue recognition policy due to the adoption of Accounting Standards Update No. 2009-13, “ Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) as discussed below.

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

    There are two major elements in our multiple element arrangements for the delivery of our SaaS offering (the “SaaS Offering”), which are recurring revenues and services revenues.   Also included in our total revenues, to a much lesser degree, are the sales of software licenses.

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

i)
SaaS subscription revenues are principally derived from per employee per month (“PEPM”) fees earned from the SaaS Offering and from sales of hosting services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”). To the extent there are upfront or setup fees associated with our SaaS Offering, the related SaaS subscription revenues are recognized ratably over the term of the related contract, commencing when the customer goes Live.  Ongoing PEPM fees from the SaaS Offering and Base Hosting are recognized as subscription revenues as the services are delivered commencing when the customer goes Live.

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

Services Revenues

Services revenues primarily include revenues from fees charged for consulting services in connection with the implementation of our product solutions and, to a lesser extent, training of customers in the use of our products and fees for other services, including the provision of payroll-related forms, sales of time clocks and the printing of W-2 forms for certain customers, as well as certain reimbursable out-of-pocket expenses.  Revenues from implementation consulting services comprise the majority of total services revenues.

Revenues from implementation consulting services, billed on a time and materials basis (at an hourly rate), are recognized as these services are performed.  The total arrangement consideration is allocated to services elements in the arrangement based on their relative fair values, using the prices established when the services are sold on a stand-alone basis.  Other services are recognized as the product is shipped or as the services are rendered, depending on the specific terms of the related arrangement.

Revenues from implementation consulting services sold on a fixed-fee basis are recognized using the percentage of completion accounting method, which involves the use of estimates.  Percentage of completion is measured at each reporting date based on progress made to date compared to the total estimate to complete the implementation job.

License Revenues

From our inception through March 31, 2009, we sold perpetual licenses of UltiPro, which resulted in license revenues recognized for that period of time.  Customer support and maintenance revenues, from previously sold perpetual licenses, are derived from maintaining, supporting, and providing periodic updates of our software.  Customer support and maintenance revenues are recognized ratably over the service period, generally one year, and are included in recurring revenues.  Annual maintenance renewal fees which occur subsequent to the initial contract period are also recognized ratably over the related service period.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate the convergence of GAAP and International Financial Reporting Standards (“IFRS”), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  We have evaluated the impact of adopting ASU 2011-05 and determined the adoption of this ASU will not have an impact on our unaudited condensed consolidated financial statements, as it only requires a change in the format of our current presentation of comprehensive income.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”).  ASU 2011-04 is an amendment to Accounting Standard Codification (“ASC”) 820, “Fair Value Measurement” (“ASC 820”) to achieve common fair value measurement and disclosure requirements in GAAP and IFRS.  The amendments in ASU 2011-04 change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments include (i) those that clarify the intent of the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011.  We have evaluated the impact of adopting ASU 2011-04 and determined the adoption will not have a material impact on our unaudited condensed consolidated financial statements.

4.          Discontinued Operations

During the second quarter of 2010, Ultimate discontinued the operations of The Ultimate Software Group UK Limited, our wholly-owned subsidiary in the United Kingdom (the “UK Subsidiary”).  Loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2010, was principally comprised of $0.9 million from the realization of a non-cash foreign currency translation adjustment.  The discontinuation of the operations of the UK Subsidiary was substantially complete as of June 30, 2010.  There was no income or loss from discontinued operations for the three and six months ended June 30, 2011.

The assets and liabilities of the UK Subsidiary were immaterial, both individually and in the aggregate, and, therefore, were not presented separately in the unaudited condensed consolidated financial statements and notes thereto as of June 30, 2011 and December 31, 2010.

5.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income was $1 thousand and $4 thousand of unrealized gains, net of tax, on available-for-sale securities at June 30, 2011 and December 31, 2010, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of June 30, 2011 and December 31, 2010 are shown below (in thousands):

	As of June 30, 2011			As of December 31, 2010
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain	Value	Cost	Gain	Value

Corporate debentures and bonds	$4,644	$–	$4,644	$2,903	$4	$2,907
Commercial paper	2,098	–	2,098	2,599	–	2,599
U.S. Agency bonds	–	–	–	1,513	1	1,514
U.S. Treasury bills	1,210	3	1,213	1,504	2	1,506
Non U.S. government bond	303	–	303	301	–	301
Certificates of deposit	490	–	490	490	–	490
Total investments	$8,745	$3	$8,748	$9,310	$7	$9,317

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of June 30, 2011 are shown below (in thousands):

	As of June 30, 2011
	Amortized	Fair
	Cost	Value

Due in one year or less	$7,112	$7,112
Due after one year	1,633	1,636
Total	$8,745	$8,748

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 and Level 2 during the three and six months ended June 30, 2011.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, agency bonds, U.S. Treasury bills and a non U.S. government bond.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  We use consensus pricing, which is based on multiple pricing sources, to value our fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011				As of December 31, 2010

	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$4,644	$–	$4,644	$–	$2,907	$–	$2,907	$–
Commercial paper	2,098	–	2,098	–	2,599	–	2,599	–
U.S. Agency bonds	–	–	–	–	1,514	–	1,514	–
U.S. Treasury bills	1,213	–	1,213	–	1,506	–	1,506	–
Non U.S. government bond	303	–	303	–	301	–	301	–
Certificates of deposit	490	490	–	–	490	490	–	–
Total	$8,748	$490	$8,258	$–	$9,317	$490	$8,827	$–

Assets measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of June 30, 2011 and in the audited consolidated balance sheet as of December 31, 2010 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of June 30, 2011 and December 31, 2010.

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

Property and equipment as of June 30, 2011 and December 31, 2010 consist of the following (in thousands):

	As of June 30, 2011	As of December 31, 2010
Property and equipment	$89,756	$81,413
Less: accumulated depreciation and amortization	67,716	63,338
	$22,040	$18,075

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

Due to the discontinued operations of the UK Subsidiary, income from continuing operations was used in determining whether potential common shares are dilutive or anti-dilutive for the three and six months ended June 30, 2010.  For the three and six months ended June 30, 2010, potential common shares were dilutive due to income from continuing operations.

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2011 and 2010 (in thousands):
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	25,837	24,839	25,716	24,797
Effect of dilutive equity instruments	2,026	2,133	2,088	2,114
Dilutive weighted average shares outstanding	27,863	26,972	27,804	26,911

Options to purchase shares of Common Stock and
other stock-based awards outstanding which are not
included in the calculation of diluted earnings (loss)
per share because their impact is anti-dilutive	–	59	–	56

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

For the three and six months ended June 30, 2010, we realized a foreign currency translation adjustment for the discontinued operations of our UK Subsidiary.  This was recorded in discontinued operations and represents the reclassification of prior period net unrealized losses from other comprehensive income (loss).  There was no realized foreign currency translation adjustment for the three and six months ended June 30, 2011.

Comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):
	For the Three Months ended June 30,		For the Six Months ended June 30,
	2011	2010	2011	2010
Net income (loss) (1)	$893	$(594)	$1,221	$(339)
Other comprehensive income (loss)
Realized foreign currency translation
adjustment	–	886	–	886
Unrealized loss on investments in
marketable securities available-for-sale,
net of tax	–	(1)	(3)	(2)
Unrealized gain (loss) on foreign currency
translation adjustments, net of tax	(10)	(41)	52	(178)
Comprehensive income	$883	$250	$1,270	$367

(1)
Pursuant to applicable accounting rules, the amount attributable to the UK Subsidiary and accumulated in the foreign currency translation adjustment component of equity became realized in the unaudited condensed consolidated statement of operations during the second quarter of 2010, the period in which discontinuation of the operations of the UK Subsidiary was substantially complete.

9.           Foreign Currency

The financial statements of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars.  The functional currency of Ultimate Canada  is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in unaudited condensed consolidated stockholders’ equity as a component of accumulated other comprehensive income.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income as presented in the table below (in thousands).  Included in accumulated other comprehensive income, as presented in the unaudited condensed consolidated balance sheets, is $0.2 million and $0.1 million of unrealized translation gains at June 30, 2011 and at December 31, 2010, respectively.

Included in comprehensive income for the three and six months ended June 30, 2011 and 2010 were a realized loss on foreign currency translation and cumulative unrealized foreign currency translation gains (losses), as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Realized foreign currency translation loss	$–	$886	$–	$886

Unrealized foreign currency translation gains (losses)	$(10)	$(41)	$52	$(178)

10.           Stock-Based Compensation

Summary of Plans

Our Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options to non-employee directors, officers and employees of Ultimate to purchase shares of Ultimate’s Common Stock.  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, together with the options, the “Awards”).

As of June 30, 2011, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 805,383 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Non-cash stock-based compensation expense:
Cost of recurring revenues	$350	$224	$679	$441
Cost of services revenues	371	322	747	663
Sales and marketing	1,713	1,642	3,510	3,361
Research and development	410	341	794	668
General and administrative	925	805	1,889	1,592
Total non-cash stock-based compensation expense	$3,769	$3,334	$7,619	$6,725

Net cash proceeds from the exercise of options were $2.4 million and $7.4 million for the three and six months ended June 30, 2011, respectively, and $2.6 million and $4.9 million for the three and six months ended June 30, 2010, respectively. There was a $1.3 million and $1.7 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and six months ended June 30, 2011, respectively and a $0.3 million and $1.0 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and six months ended June 30, 2010, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no options granted during the six months ended June 30, 2011.  The following table summarizes stock option activity (for previously granted options) for the six months ended June 30, 2011 (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,015	$19.40	5.07	$88,136
Granted	–	–	–	–
Exercised	(414)	17.89	–	–
Forfeited or expired	(15)	18.72	–	–
Outstanding at June 30, 2011	2,586	$19.65	4.66	$89,977

Exercisable at June 30, 2011	2,524	$19.44	4.60	$88,332

The aggregate intrinsic value of options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.  The amount of the aggregate intrinsic value changes, based on the fair value of our Common Stock.  Total intrinsic value of options exercised was $6.5 million and $14.9 million for the three and six months ended June 30, 2011, respectively, and $6.2 million and $9.2 million for the three and six months ended June 30, 2010, respectively.  Total fair value of options vested was $0.3 million and $1.6 million for the three and six months ended June 30, 2011, respectively, and $0.5 million and $3.9 million for the three and six months ended June 30, 2010, respectively.

As of June 30, 2011, $0.1 million of total unrecognized compensation costs related to non-vested options is expected to be recognized over a weighted average period of 0.14 years.

During the three months ended June 30, 2011 and June 30, 2010, we granted restricted stock awards for 5,851 shares and 8,210 shares, respectively, of Common Stock to non-employee directors.  There were 19,450 and 15,375 restricted stock unit awards granted to employees during the three months ended June 30, 2011 and June 30, 2010, respectively.

During the three months ended June 30, 2011, 60,000 shares of Common Stock previously issued under restricted stock awards became vested and were released.  During the three months ended June 30, 2010, there were no shares of Common Stock previously issued under restricted stock awards that became vested.  For the three months ended June 30, 2011, 20,079 of these shares were retained by Ultimate and not released, in satisfaction of withholding tax requirements applicable to payment of such awards in the amounts of $1.1 million, while 39,921 of such shares were released to the holders of such awards.

During the three months ended June 30, 2011, 7,409 shares became payable under restricted stock unit awards that vested and were released during such period.  Of these shares, 2,502 were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.1 million, while 4,907 of such shares were issued to the holders of such awards.  During the three months ended June 30, 2010, 3,006 shares became payable under restricted stock unit awards that vested and were released during such period.  1,127 of such shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $36 thousand, while 1,879 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the six months ended June 30, 2011 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
		Weighted
		Average
		Grant Date
	Shares	Fair Value	Shares
Outstanding at December 31, 2010	1,307	$26.64	336
Granted	13	53.44	187
Vested and Released	(105)	25.85	(101)
Forfeited or expired	–	–	(6)
Outstanding at June 30, 2011	1,215	$26.99	416

As of June 30, 2011, $12.6 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.5 years.  As of June 30, 2011, $12.0 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 2.0 years.

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

In addition to UltiPro’s core HCM functionality, our customers have the option to purchase a number of additional features on a per-employee-per-month (“PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features and which are based on the particular business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, learning management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession planning); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) tax filing; (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”).  All Optional Features are individually priced solely on a subscription basis.  Some of the Optional Features are available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, and availability is based on the needs of the respective customer types, the number of their employees and the complexity of their HCM environment.

During the second half of 2010, we introduced our Partners for Life program to our customers. Our Partners for Life program is designed to make it easier for customers to leverage the full scope of UltiPro’s features and reach more users in our customers’ organizations. The incremental benefit for the Partners for Life program is that we enhance the quality of our customer relationships and encourage increased customer loyalty, as well as a readiness for the customer to be a reference for us.  As part of the Partners for Life program, we changed the pricing method for our services from a time and materials offering to a fixed fee offering, with the expected objective of lowering the total cost of services charged to each customer.  For more information about the Partners for Life program, see the discussion of services revenues under “Results of Operations – Revenues” below.

The key drivers of our business are (i) growth in recurring revenues; (ii) the retention of the underlying customers, once our solutions are sold (“Customer Retention”) and (iii) management’s control of operating expense growth.  For the quarter ended June 30, 2011, our (i) recurring revenues grew by 26%, compared with the same quarter last year, (ii) Customer Retention exceeded 96%, on a trailing twelve-month basis, and (iii) operating expenses grew by 11% compared with the same quarter last year.

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

As SaaS units are sold, the recurring revenue backlog associated with the SaaS Offering grows, enhancing the predictability of future revenue streams.  SaaS revenues include ongoing monthly subscription fees, priced on a PEPM basis, and, to a lesser extent, a one-time upfront (or setup) fee, priced on a per-employee basis.  Revenue recognition for the SaaS Offering is triggered when the customer processes its first payroll using UltiPro (or goes “Live”).  When a SaaS customer goes Live, we begin recognizing the associated ongoing monthly PEPM fees and the related upfront fees are recognized as recurring subscription revenues ratably over the term of the related contract (typically 24 months).

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2011	2010		2011	2010
Revenues:
Recurring	81.0%	75.6%		79.2%	73.2%
Services	18.3	23.8		19.8	25.9
License	0.7	0.6		1.0	0.9
Total revenues	100.0	100.0		100.0	100.0
Cost of revenues:
Recurring	24.2	22.0		23.5	21.2
Services	18.9	21.7		20.2	22.8
License	0.1	0.1		0.2	0.1
Total cost of revenues	43.2	43.8		43.9	44.1
Operating expenses:
Sales and marketing	24.1	26.7		25.4	26.9
Research and development	19.3	19.2		18.9	18.8
General and administrative	9.0	9.4		8.8	9.2
Total operating expenses	52.4	55.3		53.1	54.9
Operating income	4.4	0.9		3.0	1.0
Other income (expense):
Interest expense and other	(0.2)	(0.1)		(0.3)	(0.1)
Other income, net	–	–		–	–
Total other expense, net	(0.2)	(0.1)		(0.3)	(0.1)
Income from continuing operations
before income taxes	4.2	0.8		2.7	0.9
Provision for income taxes	(2.8)	(0.3)		(1.8)	(0.4)
Income from continuing operations	1.4	0.5		0.9	0.5
Loss from discontinued operations,
net of taxes	–	(1.6)		–	(0.8)
Net income (loss)	1.4%	(1.1	) %	0.9%	(0.3	) %

Revenues

Our revenues are derived from recurring revenues and services revenues and, to a lesser extent, license revenues.

Total revenues increased 17.3% to $64.2 million for the three months ended June 30, 2011 from $54.7 million for the three months ended June 30, 2010, and 16.6% to $ 128.7 million for the six months ended June 30, 2011 from $110.4 million for the six months ended June 30, 2010.

Recurring revenues increased 25.7 % to $52.0 million for the three months ended June 30, 2011 from $41.4 million for the three months ended June 30, 2010 and 26.2% to $102.0 million for the six months ended June 30, 2011 from $80.8 million for the six months ended June 30, 2010.  The increases for the three and six months ended June 30, 2011 were primarily due to increased revenues from our SaaS Offering, which were partially offset by decreased maintenance revenues.

a)
Revenues from our SaaS Offering increased 32.1% for the three months ended June 30, 2011 and 33.1% for the six months ended June 30, 2011, both in comparison to the same period in 2010.  These increases were based on the revenue impact of incremental units sold that have gone Live since June 30, 2010, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring subscription revenues from our SaaS Offering begins when the related customer goes Live.

b)
Customer support and maintenance revenues decreased slightly, by 0.8%, for the three months ended June 30, 2011, and by 1.3% for the six months ended June 30, 2011, both in comparison to the same period in 2010.  These decreases were primarily due to the fact that we no longer sell perpetual licenses to new customers, partially offset by maintenance revenues from annual renewals from existing license customers.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter, as the maintenance contracts renew annually.

Services revenues decreased 9.8% to $11.8 million for the three months ended June 30, 2011 from $13.0 million for the three months ended June 30, 2010 and 10.9% to $25.5 million for the six months ended June 30, 2011 from $28.6 million for the six months ended June 30, 2010. The decreases for the three and six months ended June 30, 2011 were mainly due to the transition to our Partners for Life program, which began in late 2010 and is ramping up in 2011. The Partners for Life program changed the method by which we charge customers for our services that are delivered primarily over the period leading up to the point the customer goes Live (the “Time to Live Period”). As new sales are generated, we charge a fixed fee for services based on the number of the customer’s employees, as opposed to our former billing method for new sales, which included charging customers on a time and materials basis as these services were provided. The Partners for Life program was designed to lower the total cost of services charged to each customer primarily over the Time to Live Period for UltiPro and/or Optional Features, through a fixed fee, as compared with the former time and materials program. Partially offsetting the decrease in services revenues attributable to the Partners for Life program were increased revenues from other services, which included higher revenues from printing W-2 forms for our customers (which occurred in the first quarter of 2011) and higher revenues from increased sales of time clocks to our customers.

License revenues increased 38.1% to $0.4 million for the three months ended June 30, 2011, from $0.3 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, license revenues increased 34.0% to $1.3 million from $0.9 million for the six months ended June 30, 2010.  These increases were principally due to the employee growth of our underlying existing customers that previously purchased license agreements from us.

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide maintenance and technical support to Ultimate’s customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including hosting data center costs and amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to Ultimate’s customers and, to a lesser extent, costs related to sales of payroll-related forms and costs associated with certain client reimbursable out-of-pocket expenses.

Total cost of revenues increased 15.7% to $27.7 million for the three months ended June 30, 2011 from $24.0 million for the three months ended June 30, 2010 and 16.2% to $56.5 million for the six months ended June 30, 2011 from $48.7 million for the six months ended June 30, 2010.

Cost of recurring revenues increased 29.0% to $15.5 million for the three months ended June 30, 2011 from $12.0 million for the three months ended June 30, 2010 and 28.9% to $30.2 million for the six months ended June 30, 2011 from $23.5 million for the six months ended June 30, 2010. The $3.5 million and $6.7 million increases in cost of recurring revenues for the three and six months ended June 30, 2011, respectively, were primarily due to increases in both maintenance costs and SaaS costs.  Maintenance costs increased primarily due to higher labor costs to support our growing customer base.  SaaS costs increased principally as a result of the growth in SaaS operations and increased sales, including increased labor costs, costs related to our tax filing services (as we continue to grow that business) and, to a lesser extent, increased hosting data center costs.

Cost of services revenues increased 1.9% to $12.1 million for the three months ended June 30, 2011 from $11.9 million for the three months ended June 30, 2010, and 3.9% to $26.0 million for the six months ended June 30, 2011 from $25.1 million for the six months ended June 30, 2010. Cost of services revenues increased for the three months ended June 30, 2011 primarily due to increased costs of time clocks, which correlate with the increased revenues from these other services.  Cost of services revenues increased for the six months ended June 30, 2011 primarily due to an increase in costs for other services, including increased costs of time clocks and higher costs related to printing and shipping W-2 forms for our customers.

Cost of license revenues increased 100.0% to $0.1 million for the three months ended June 30, 2011 from $50 thousand for the three months ended June 30, 2010 and 82.0% to $0.3 million for the six months ended June 30, 2011 from $0.2 million for the six months ended June 30, 2010.  The increases in cost of license revenues for the three and six months ended June 30, 2011, as compared with the same periods in 2010, were primarily related to the growth in the number of employees of our customers that previously purchased a perpetual license. These increases (over the 2010 comparable periods) correlate with the increases in license revenues in 2011 for both the three-month and six-month periods ended June 30, 2011.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 6.5% to $15.5 million for the three months ended June 30, 2011 from $14.6 million for the three months ended June 30, 2010, and 9.9% to $32.6 million for the six months ended June 30, 2011 from $29.7 million for the six months ended June 30, 2010. The $0.9 million increase for the three months ended June 30, 2011  was primarily due to increased labor and related costs (including higher sales commissions related to increased SaaS sales).  The $2.9 million increase for the six months ended June 30, 2011 was primarily due to increased labor and related costs (including higher sales commissions related to increased SaaS sales) and costs associated with our Ultimate Partner Forum, known as Connections (which is our national customer conference held in 2011 and not in 2010), partially offset by lower advertising and marketing expenses.  Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the related SaaS revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 17.6% to $12.4 million for the three months ended June 30, 2011 from $10.5 million for the three months ended June 30, 2010, and 17.3% to $24.3 million for the six months ended June 30, 2011 from $20.8 million for the six months ended June 30, 2010 principally due to higher labor costs related to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount) and, to a lesser extent, increased third-party consulting costs.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 11.5% to $5.8 million for the three months ended June 30, 2011 from $5.2 million for the three months ended June 30, 2010 and increased 11.8 % to $11.4 million for the six months ended June 30, 2011 from $10.2 million for the six months ended June 30, 2010.  The $0.6 million and $1.2 million increases in general and administrative expenses were primarily due to higher labor and related costs.

Income Taxes

Income taxes related to continuing operations included a consolidated provision of $1.8 million for the three months ended June 30, 2011 and $0.2 million for the three months ended June 30, 2010.   Income taxes related to continuing operations included a consolidated provision of $2.3 million for the six months ended June 30, 2011 and $0.5 million for the six months ended June 30, 2010.   The effective income tax rate related to continuing operations for the six months ended June 30, 2011 and June 30, 2010 was 65.8% and 44.0%, respectively.   The increase in effective income tax rate is primarily attributable to a benefit in the six months ended June 30, 2010 resulting from a decrease in a foreign valuation allowance and an expense attributable to an increase in nondeductible expenses, primarily related to compensation, in the six months ended June 30, 2011.

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

We recognized $23.8 million of deferred tax assets, net of deferred tax liabilities, as of June 30, 2011.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, Ultimate Canada.  Accordingly, deferred income taxes were not recognized on the undistributed earnings of Ultimate Canada, the liquid assets of which are not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of June 30, 2011, we had $54.0 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $3.8 million since December 31, 2010.
This $3.8 million increase was primarily due to cash provided by operations of $15.2 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $9.0 million, cash used to settle employee tax withholding liabilities for the vesting of restricted stock awards and restricted stock units  of $3.6 million, and the purchase of Common Stock under our previously announced stock repurchase plan (the “Stock Repurchase Plan”), net of proceeds from the issuance of Common Stock from employee stock option exercises, of $0.5 million.

Net cash provided by operating activities was $15.2 million for the six months ended June 30, 2011 as compared with $10.0 million for the six months ended June 30, 2010. This $5.2 million increase was primarily due to earnings improvement, a reduction in accounts receivable, net of deferred revenue, of $3.9 million (tied to increased collections) and a decrease in vendor payments of $1.6 million, partially offset by an increase in prepaid expenses and other current assets of $1.3 million (including the prepayment of our payroll taxes for the July 1, 2011 payroll period), and an increase in other assets of $1.4 million (principally related to long-term prepaid SaaS sales commissions).

Net cash used in investing activities was $99.6 million for the six months ended June 30, 2011 as compared with $27.1 million for the six months ended June 30, 2010.  The increase of $72.5 million from the comparable period in 2010 was primarily attributable to an increase in funds received from and held on behalf of Ultimate’s customers using the UltiPro tax filing offering (“UltiPro Tax Filing Customer Funds”) of $67.7 million, an increase in cash purchases of property and equipment of $5.2 million, and an increase in cash purchases of marketable securities of $3.1 million, partially offset by an increase in cash from the maturities of marketable securities of $3.4 million.

Net cash provided by financing activities was $88.7 million for the six months ended June 30, 2011 as compared with $16.0 million for the six months ended June 30, 2010. The $72.7 million increase was primarily related to an increase of $67.7 million in UltiPro Tax Filing Customer Funds, an increase of $5.1 million attributable to purchases of Common Stock under the Stock Repurchase Plan and a $2.5 million increase in proceeds from the issuances of Common Stock from employee stock option exercises, partially offset by a $3.1 million increase in cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units.

Days sales outstanding, calculated on a trailing three-month basis, as of June 30, 2011 and June 30, 2010, were 66 days and 70 days, respectively.

Deferred revenues were $78.0 million at June 30, 2011, as compared to $78.1 million at December 31, 2010.  The decrease of $0.1 million in deferred revenues was primarily due to decreased deferred maintenance revenues, partially offset by increased deferred services revenues.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to SaaS.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

 We did not have any material commitments for capital expenditures as of June 30, 2011.

Off-Balance Sheet Arrangements

We do not, and as of June 30, 2011 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules).

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

As of June 30, 2011, total investments in available-for-sale marketable securities were $8.7 million.

As of June 30, 2011, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.4% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its June 30, 2011 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $53 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $53 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of June 30, 2011, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended June 30, 2011 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.                      Risk Factors

The risk factors associated with Ultimate’s business, as disclosed in Part I, Item 1A, “Risk Factors,” in the Form 10-K, have not significantly changed.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Purchases of Equity Securities by the Issuer. On October 30, 2000, Ultimate announced that its Board of Directors authorized the Stock Repurchase Plan providing for the repurchase of up to 1,000,000 shares of Ultimate’s issued and outstanding Common Stock.

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

 As of June 30, 2011, Ultimate had purchased 3,744,503 shares of Ultimate’s issued and outstanding Common Stock under the Stock Repurchase Plan, with 255,497 shares available for repurchase in the future.  The number of shares of Common Stock repurchased during the three months ended June 30, 2011, the average price paid per share for such repurchases, the total cumulative number of shares purchased and the maximum number of shares that may yet be purchased under the Stock Repurchase Plan as of June 30, 2011, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2011	–	–	3,594,825	405,175
May 1 – 31, 2011	57,016	53.82	3,651,841	348,159
June 1 – 30, 2011	92,662	52.41	3,744,503	255,497
Total	149,678	$52.95	3,744,503	255,497

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

ITEM 6.                      Exhibits

Number	Description

10.1	Commercial lease between AG/LPC Griffin Towers, L.P.,
(“Landlord”) and Ultimate, dated February 23, 2011 *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
____________________

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date: August 9, 2011	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)