Form 10-Q
period 2011-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2011-11-09
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 26,029,076 shares of the Registrant’s common stock, par value $0.01 (“Common Stock”), outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES (“ULTIMATE”)

 i

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of	As of
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$42,216	$40,889
Short-term investments in marketable securities	8,778	8,884
Accounts receivable, net of allowance for doubtful accounts of $475 for 2011 and $800 for 2010	46,612	47,570
Prepaid expenses and other current assets	21,402	18,613
Deferred tax assets, net	1,508	1,434
Total current assets before funds held for customers	120,516	117,390
Funds held for customers	100,696	72,875
Total current assets	221,212	190,265
Property and equipment, net	23,516	18,075
Capitalized software, net	2,102	3,115
Goodwill	3,025	3,025
Long-term investments in marketable securities	1,214	433
Other assets, net	14,014	11,656
Long-term deferred tax assets, net	21,304	22,988
Total assets	$286,387	$249,557
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,149	$4,683
Accrued expenses	12,958	11,074
Current portion of deferred revenue	75,619	71,808
Current portion of capital lease obligations	2,699	2,551
Total current liabilities before customer funds obligations	96,425	90,116
Customer funds obligations	100,696	72,875
Total current liabilities	197,121	162,991
Deferred revenue, net of current portion	3,761	6,287
Deferred rent	3,321	3,022
Capital lease obligations, net of current portion	2,326	2,406
Income taxes payable	1,866	1,866
Total liabilities	208,395	176,572
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 29,639,867 and 29,027,277 shares issued in 2011 and 2010, respectively	296	290
Additional paid-in capital	236,484	216,262
Accumulated other comprehensive income (loss)	(91)	126
Accumulated deficit	(49,947)	(52,253)
	186,742	164,425
Treasury stock, 3,941,813 and 3,594,825 shares, at cost, for 2011 and 2010, respectively	(108,750)	(91,440)
Total stockholders’ equity	77,992	72,985
Total liabilities and stockholders’ equity	$286,387	$249,557

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Recurring	$54,689	$44,054	$156,639	$124,867
Services	12,794	12,796	38,284	41,409
License	267	181	1,537	1,129
Total revenues	67,750	57,031	196,460	167,405

Cost of revenues:
Recurring	16,521	12,591	46,757	36,043
Services	13,073	11,853	39,106	36,911
License	61	–	334	150
Total cost of revenues	29,655	24,444	86,197	73,104
Gross profit	38,095	32,587	110,263	94,301
Operating expenses:
Sales and marketing	15,002	14,640	47,649	44,336
Research and development	13,256	10,679	37,593	31,432
General and administrative	4,995	4,849	16,370	15,019
Total operating expenses	33,253	30,168	101,612	90,787
Operating income	4,842	2,419	8,651	3,514

Other income (expense):
Interest expense and other	(64)	(18)	(365)	(124)
Other income, net	17	(2)	77	65
Total other (expense), net	(47)	(20)	(288)	(59)
Income from continuing operations before
income taxes	4,795	2,399	8,363	3,455
Provision for income taxes	(3,710)	(1,426)	(6,057)	(1,891)
Income from continuing operations	1,085	973	2,306	1,564
Income (loss) from discontinued operations,
net of income taxes	–	77	–	(853)
Net income	$1,085	$1,050	$2,306	$711

Basic earnings (loss) per share:
Earnings from continuing operations	$0.04	$0.04	$0.09	$0.06
Loss from discontinued operations	$–	$–	$–	$(0.03)
Total	$0.04	$0.04	$0.09	$0.03

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.04	$0.04	$0.08	$0.06
Loss from discontinued operations	$–	$–	$–	$(0.03)
Total	$0.04	$0.04	$0.08	$0.03

Weighted average shares outstanding:
Basic	25,767	24,937	25,733	24,844
Diluted	27,747	27,011	27,790	26,951

   The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Nine Months
	Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,306	$711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,688	9,044
Provision for doubtful accounts	1,220	1,320
Non-cash stock-based compensation expense	11,359	10,069
Realized loss on foreign currency translation adjustment	–	912
Income taxes	5,933	1,605
Excess tax benefit from stock-based payments	(4,323)	(3,654)
Changes in operating assets and liabilities:
Accounts receivable	(262)	(5,662)
Prepaid expenses and other current assets	(2,789)	(3,156)
Other assets	(2,440)	872
Accounts payable	466	799
Accrued expenses and deferred rent	2,183	1,510
Deferred revenue	1,285	1,867
Net cash provided by operating activities	23,626	16,237

Cash flows from investing activities:
Purchases of property and equipment	(10,728)	(3,120)
Purchases of marketable securities	(10,801)	(8,025)
Maturities of marketable securities	10,122	8,323
Net purchases of securities with customer funds	(27,821)	(75,979)
Net cash used in investing activities	(39,228)	(78,801)

Cash flows from financing activities:
Repurchases of Common Stock	(17,310)	(19,784)
Excess tax benefits from stock-based payments	4,323	3,654
Shares acquired to settle employee tax withholding liability	(3,874)	(645)
Principal payments on capital lease obligations	(2,238)	(1,838)
Net increase in customer fund obligations	27,821	75,979
Net proceeds from issuances of Common Stock	8,421	10,786
Net cash provided by financing activities	17,143	68,152

Effect of exchange rate changes on cash	(214)	29
Net increase in cash and cash equivalents	1,327	5,617
Cash and cash equivalents, beginning of period	40,889	23,684
Cash and cash equivalents, end of period	$42,216	$29,301

Supplemental disclosure of cash flow information:
Cash paid for interest	$184	$160
Cash paid for income taxes	$547	$179

Supplemental disclosure of non-cash financing activities:
- Ultimate entered into capital lease obligations to acquire new equipment totaling $2.3 million and $3.0 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

3.Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2010, included in the Form 10-K, have not significantly changed with the exception of our revenue recognition policy due to the adoption of Accounting Standards Update No. 2009-13, “ Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), as discussed below.

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

There are two major elements in our multiple element arrangements for the delivery of our SaaS offering (the “SaaS Offering”), which are recurring revenues and services revenues.   Also included in our total revenues, to a much lesser degree, are license revenues from the sales of software licenses.

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

License Revenues

From our inception through March 31, 2009, we sold perpetual licenses of UltiPro, which resulted in license revenues recognized for that period of time.  Customer support and maintenance revenues, from previously sold perpetual licenses, are derived from maintaining, supporting, and providing periodic updates of our software.  Customer support and maintenance revenues are recognized ratably over the service period, generally one year, and are included in recurring revenues.  Annual maintenance renewal fees which occur subsequent to the initial contract period are also recognized ratably over the related service period and are included in recurring revenues.

While we still sell on-site licenses of UltiPro on an infrequent basis, since April 1, 2009, sales to new customers are only on a subscription basis (priced and billed to our customers on a PEPM basis).  We no longer sell our on-site UltiPro solutions to new customers on a perpetual license basis. We do sell licenses to existing license customers but only in relation to the customer’s employee growth or for products complementary to UltiPro for which the customer already has a perpetual license. Any such licenses are recognized as license revenues in our unaudited condensed consolidated financial statements upon the delivery of the related software product when all significant contractual obligations have been satisfied.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other” (“ASU 2011-08”).  ASU 2011-08 is an amendment to Accounting Standard Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”).  As a result of the issuance of ASU 2011-08, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, through a qualitative approach, that it is more likely than not that its fair value is less than its carrying amount.  An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after qualitatively assessing the totality of events or circumstances, an entity determines it is  more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We have evaluated the impact of adopting ASU 2011-08 and determined the adoption of this ASU will not have an impact on our unaudited condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate the convergence of GAAP and International Financial Reporting Standards (“IFRS”), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  We have evaluated the impact of adopting ASU 2011-05 and determined the adoption of this ASU will not have an impact on our unaudited condensed consolidated financial statements, as it only requires a change in the format of our current presentation of comprehensive income.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”).  ASU 2011-04 is an amendment to ASC 820, “Fair Value Measurement” (“ASC 820”) to achieve common fair value measurement and disclosure requirements in GAAP and IFRS.  ASU 2011-04 changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments include (i) those that clarify the intent of the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011.  We have evaluated the impact of adopting ASU 2011-04 and determined the adoption will not have a material impact on our unaudited condensed consolidated financial statements.

4.          Discontinued Operations

During the second quarter of 2010, Ultimate discontinued the operations of The Ultimate Software Group UK Limited, our wholly-owned subsidiary in the United Kingdom (the “UK Subsidiary”).  Discontinued operations, net of income taxes, resulted in income of $0.1 million for the three months ended September 30, 2010.  The loss from discontinued operations, net of income taxes, of $0.9 million for the nine months ended September 30, 2010, was principally due to the realization of a foreign currency translation adjustment.  The discontinuation of the operations of the UK Subsidiary was complete as of September 30, 2010.  There was no income or loss from discontinued operations for the three and nine months ended September 30, 2011.

The assets and liabilities of the UK Subsidiary were immaterial, both individually and in the aggregate, and, therefore, were not presented separately in the unaudited condensed consolidated financial statements and notes thereto as of September 30, 2011 and December 31, 2010.

5.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income was $1 thousand and $7 thousand of net unrealized gains, net of tax, on available-for-sale securities at September 30, 2011 and December 31, 2010, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of September 30, 2011 and December 31, 2010 are shown below (in thousands):

	As of September 30, 2011			As of December 31, 2010
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value	Cost	Gain	Value

Corporate debentures and bonds	$3,373	$(4)	$3,369	$2,903	$4	$2,907
Commercial paper	2,099	–	2,099	2,599	–	2,599
U.S. Agency bonds	2,519	–	2,519	1,513	1	1,514
U.S. Treasury bills	1,209	5	1,214	1,504	2	1,506
Non U.S. government bond	301	–	301	301	–	301
Certificates of deposit	490	–	490	490	–	490
Total investments	$9,991	$1	$9,992	$9,310	$7	$9,317

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of September 30, 2011 are shown below (in thousands):

	As of September 30, 2011
	Amortized	Fair
	Cost	Value

Due in one year or less	$8,782	$8,778
Due after one year	1,209	1,214
Total	$9,991	$9,992

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 and Level 2 during the three and nine months ended September 30, 2011 and 2010.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, agency bonds, U.S. Treasury bills and a non U.S. government bond.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  We use consensus pricing, which is based on multiple pricing sources, to value our fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011				As of December 31, 2010

	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$3,369	$–	$3,369	$–	$2,907	$–	$2,907	$–
Commercial paper	2,099	–	2,099	–	2,599	–	2,599	–
U.S. Agency bonds	2,519	–	2,519	–	1,514	–	1,514	–
U.S. Treasury bills	1,214	–	1,214	–	1,506	–	1,506	–
Non U.S. government bond	301	–	301	–	301	–	301	–
Certificates of deposit	490	490	–	–	490	490	–	–
Total	$9,992	$490	$9,502	$–	$9,317	$490	$8,827	$–

Assets measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of September 30, 2011 and in the audited consolidated balance sheet as of December 31, 2010 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of September 30, 2011 and December 31, 2010.

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

Property and equipment as of September 30, 2011 and December 31, 2010 consist of the following (in thousands):
	September 30, 2011	December 31, 2010
Property and equipment	$93,664	$81,413
Less: accumulated depreciation and amortization	70,148	63,338
	$23,516	$18,075

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

Due to the discontinued operations of the UK Subsidiary, income from continuing operations was used in determining whether potential common shares are dilutive or anti-dilutive for the three and nine months ended September 30, 2010.  For the three and nine months ended September 30, 2010, potential common shares were dilutive due to income from continuing operations.

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	25,767	24,937	25,733	24,844
Effect of dilutive equity instruments	1,980	2,074	2,057	2,107
Dilutive weighted average shares outstanding	27,747	27,011	27,790	26,951

Options to purchase shares of Common Stock and
other stock-based awards outstanding which are not
included in the calculation of diluted earnings
per share because their impact is anti-dilutive	–	56	–	55

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

For the three and nine months ended September 30, 2010, we realized a foreign currency translation adjustment for the discontinued operations of our UK Subsidiary.  This was recorded in discontinued operations and represents the reclassification of prior period net unrealized losses from other comprehensive income (loss).  There was no realized foreign currency translation adjustment for the three and nine months ended September 30, 2011.

Comprehensive income for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2011	2010	2011	2010
Net income (1)	$1,085	$1,050	$2,306	$711
Other comprehensive income (loss)
Realized foreign currency translation
adjustment	–	26	–	912
Unrealized gain (loss) on investments in
marketable securities available-for-sale,
net of tax	(1)	8	(4)	6
Unrealized gain (loss) on foreign currency
translation adjustments, net of tax	(266)	32	(214)	(146)
Comprehensive income	$818	$1,116	$2,088	$1,483

(1)
Pursuant to applicable accounting rules, the amount attributable to the UK Subsidiary and accumulated in the translation adjustment component of equity became realized in the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2010, the period in which discontinuation of the operations of the UK Subsidiary was complete.

9.           Foreign Currency

The financial statements of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars.  The functional currency of Ultimate Canada  is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in unaudited condensed consolidated stockholders’ equity as a component of accumulated other comprehensive income (loss).  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income as presented in the table below (in thousands).  Included in accumulated other comprehensive income (loss), as presented in the unaudited condensed consolidated balance sheets, is $0.1 million of unrealized translation losses at September 30, 2011 and $0.1 million of unrealized translation gains, at  December 31, 2010.

Included in comprehensive income for the three and nine months ended September 30, 2011 and 2010 were realized foreign currency translation losses and unrealized foreign currency translation gains (losses), as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Realized foreign currency translation loss	$–	$26	$–	$912

Unrealized foreign currency translation gains (losses)	$(266)	$32	$(214)	$(146)

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

As of September 30, 2011, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 776,673 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Non-cash stock-based compensation expense:
Cost of recurring revenues	$341	$228	$1,020	$669
Cost of services revenues	360	284	1,107	947
Sales and marketing	1,734	1,743	5,244	5,104
Research and development	403	269	1,197	937
General and administrative	902	820	2,791	2,412
Total non-cash stock-based compensation expense	$3,740	$3,344	$11,359	$10,069

Net cash proceeds from the exercise of options were $1.0 million and $8.4 million for the three and nine months ended September 30, 2011, respectively, and $5.9 million and $10.8 million for the three and nine months ended September 30, 2010, respectively. There was a $2.6 million and $4.3 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and nine months ended September 30, 2011, respectively and a $2.7 million and $3.7 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and nine months ended September 30, 2010, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no options granted during the nine months ended September 30, 2011.  The following table summarizes stock option activity (for previously granted options) for the nine months ended September 30, 2011 (in thousands, except per share amounts):
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term (in Years)	Value
Outstanding at December 31, 2010	3,015	$19.40	5.07	$88,136
Granted	–	–	–	–
Exercised	(462)	18.21	–	–
Forfeited or expired	(15)	18.88	–	–
Outstanding at September 30, 2011	2,538	$19.62	4.38	$68,767

Exercisable at September 30, 2011	2,523	$19.65	4.36	$68,295

The aggregate intrinsic value of options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.  The amount of the aggregate intrinsic value changes based on the fair value of our Common Stock.  Total intrinsic value of options exercised was $1.5 million and $16.5 million for the three and nine months ended September 30, 2011, respectively, and $9.7 million and $18.9 million for the three and nine months ended September 30, 2010, respectively.  Total fair value of options vested was $0.6 million and $2.2 million for the three and nine months ended September 30, 2011, respectively, and $1.1 million and $4.0 million for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011, $10 thousand of total unrecognized compensation costs related to non-vested options is expected to be recognized over a weighted average period of 0.07 years.

During the three months ended September 30, 2011 and September 30, 2010, we granted restricted stock awards for 5,916 shares and 8,125 shares, respectively, of Common Stock to non-employee directors.  There were 37,617 and 23,625 restricted stock unit awards granted to employees during the three months ended September 30, 2011 and September 30, 2010, respectively.

During the three months ended September 30, 2011, 2,055 shares of Common Stock previously issued under restricted stock awards became vested and were released to the holders of such awards.  During the three months ended September 30, 2010, there were no shares of Common Stock previously issued under restricted stock awards that became vested.

During the three months ended September 30, 2011, 15,109 shares became payable under restricted stock unit awards that vested and were released during such period.  Of these shares, 4,790 were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.2 million, while 10,319 of such shares were issued to the holders of such awards.  During the three months ended September 30, 2010, 8,471 shares became payable under restricted stock unit awards that vested and were released during such period.  Of these shares, 2,793 were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $93 thousand, while 5,678 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the nine months ended September 30, 2011 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
		Weighted
		Average
		Grant Date
	Shares	Fair Value	Shares
Outstanding at December 31, 2010	1,307	$26.64	336
Granted	19	52.59	224
Vested and Released	(107)	25.94	(116)
Forfeited or expired	–	–	(15)
Outstanding at September 30, 2011	1,219	$27.10	429

As of September 30, 2011, $10.8 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.2 years.  As of September 30, 2011, $12.1 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 1.9 years.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) retention of our customers once our solutions are sold (“Customer Retention”) and (iii) management’s control of operating expense growth.  For the quarter ended September 30, 2011, our (i) recurring revenues grew by 24%, compared with the same quarter last year, (ii) Customer Retention exceeded 96%, on a trailing twelve-month basis, and (iii) operating expenses grew by 10% compared with the same quarter last year.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions.  If general economic conditions were to deteriorate further, we may experience delays in our sales cycles, increased pressure from prospective customers to offer discounts and increased pressure from existing customers to renew expiring recurring revenue agreements for lower amounts.  We address continuing economic pressures by, among other things, efforts to control growth of our operating expenses through the monitoring of controllable costs and vendor negotiations.

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Subscription revenues from our SaaS Offering and customer support and maintenance revenues are the primary components of recurring revenues.  The majority of services revenues are derived from implementation services.

We discontinued selling our on-site UltiPro solutions to new customers on a perpetual license basis as of April 1, 2009, although we infrequently continue to sell on-site UltiPro solutions on a subscription basis (priced and billed to customers on a PEPM basis). We sell licenses to existing license customers but only in relation to the customer’s employee growth or for Optional Features if the customer already has a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues:
Recurring	80.7%	77.3%	79.7%	74.6%
Services	18.9	22.4	19.5	24.7
License	0.4	0.3	0.8	0.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	24.4	22.1	23.8	21.6
Services	19.3	20.7	19.9	22.0
License	0.1	–	0.2	0.1
Total cost of revenues	43.8	42.8	43.9	43.7
Operating expenses:
Sales and marketing	22.1	25.7	24.3	26.5
Research and development	19.6	18.7	19.1	18.8
General and administrative	7.4	8.5	8.3	8.9
Total operating expenses	49.1	52.9	51.7	54.2
Operating income	7.1	4.3	4.4	2.1
Other income (expense):
Interest expense and other	(0.1)	–	(0.2)	(0.1)
Other income, net	–	–	–	–
Total other expense, net	(0.1)	–	(0.2)	(0.1)
Income from continuing operations
before income taxes	7.0	4.3	4.2	2.0
Provision for income taxes	(5.4)	(2.5)	(3.0)	(1.1)
Income from continuing operations	1.6	1.8	1.2	0.9
Loss from discontinued operations,
net of taxes	–	–	–	(0.5)
Net income	1.6%	1.8%	1.2%	0.4%

Revenues

Our revenues are derived from recurring revenues and services revenues and, to a lesser extent, license revenues.

Total revenues increased 18.8% to $67.8 million for the three months ended September 30, 2011 from $57.0 million for the three months ended September 30, 2010, and 17.4% to $ 196.5 million for the nine months ended September 30, 2011 from $167.4 million for the nine months ended September 30, 2010.

Recurring revenues increased 24.1 % to $54.7 million for the three months ended September 30, 2011 from $44.1 million for the three months ended September 30, 2010 and 25.4% to $156.6 million for the nine months ended September 30, 2011 from $124.9 million for the nine months ended September 30, 2010.  The increases for the three and nine months ended September 30, 2011 were primarily due to increased revenues from our SaaS Offering, which were partially offset by decreased maintenance revenues.

a)
Revenues from our SaaS Offering increased 30.0% for the three months ended September 30, 2011 and 32.0% for the nine months ended September 30, 2011, both in comparison to the same period in 2010.  These increases were based on the revenue impact of incremental units sold that have gone Live since September 30, 2010, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring subscription revenues from our SaaS Offering begins when the related customer goes Live.

b)
Customer support and maintenance revenues decreased by 2.2% for the three months ended September 30, 2011, and by 1.6% for the nine months ended September 30, 2011, both in comparison to the same period in 2010.  These decreases were primarily due to the fact that we no longer sell perpetual licenses to new customers, partially offset by maintenance revenues from annual renewals from existing license customers.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter, as the maintenance contracts renew annually.

Services revenues for both the three months ended September 30, 2011 and the three months ended September 30, 2010 were $12.8 million.  For the nine months ended September 30, 2011, services revenues decreased 7.5% to $38.3 million from $41.4 million for the nine months ended September 30, 2010. The decrease for the nine-month period was mainly due to the transition to our Partners for Life program, which began in late 2010 and is ramping up in 2011. The Partners for Life program changed the method by which we charge customers for our services that are delivered primarily over the period leading up to the point the customer goes Live (the “Time to Live Period”). As new sales are generated, we charge a fixed fee for services based on the number of the customer’s employees, as opposed to our former billing method for new sales, which included charging customers on a time and materials basis as these services were provided. The Partners for Life program was designed to lower the total cost of services charged to each customer primarily over the Time to Live Period for UltiPro and/or Optional Features, through a fixed fee, as compared with the former time and materials program. Partially offsetting the decrease in services revenues attributable to the Partners for Life program were increased revenues from other services, which included higher revenues from printing W-2 forms for our customers (which occurred in the first quarter of 2011) and higher revenues from increased sales of time clocks to our customers.

License revenues increased 47.5% to $0.3 million for the three months ended September 30, 2011, from $0.2 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, license revenues increased 36.1% to $1.5 million from $1.1 million for the nine months ended September 30, 2010.  These increases were principally due to the growth in the number of employees of our existing customers that previously purchased license agreements from us.

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

Total cost of revenues increased 21.3% to $29.7 million for the three months ended September 30, 2011 from $24.4 million for the three months ended September 30, 2010 and 17.9% to $86.2 million for the nine months ended September 30, 2011 from $73.1 million for the nine months ended September 30, 2010.

Cost of recurring revenues increased 31.2% to $16.5 million for the three months ended September 30, 2011 from $12.6 million for the three months ended September 30, 2010 and 29.7% to $46.8 million for the nine months ended September 30, 2011 from $36.0 million for the nine months ended September 30, 2010. The $3.9 million and $10.8 million increases in cost of recurring revenues for the three and nine months ended September 30, 2011, respectively, were primarily due to increases in both SaaS costs and maintenance costs.  SaaS costs increased principally as a result of the growth in SaaS operations and increased sales, including increased labor costs, costs related to our tax filing services (as we continue to grow that business) and, to a lesser extent, increased hosting data center costs and third-party consulting costs.  Maintenance costs increased primarily due to higher labor costs to support our growing customer base.

Cost of services revenues increased 10.3% to $13.1 million for the three months ended September 30, 2011 from $11.9 million for the three months ended September 30, 2010, and 5.9% to $39.1 million for the nine months ended September 30, 2011 from $36.9 million for the nine months ended September 30, 2010. Cost of services revenues increased for the three months ended September 30, 2011 primarily due to increased costs for third-party implementation partners (“IPs”) and increased costs of time clocks, which correlate with the increased revenues from time clocks.  Cost of services revenues increased for the nine months ended September 30, 2011 primarily due to increased costs for IPs and an increase in costs for other services, including increased costs of time clocks and higher costs related to printing and shipping W-2 forms for our customers.

Cost of license revenues were comparable for the three months ended September 30, 2011 and the three months ended September 30, 2010.  Cost of license revenues increased 122.7% to $0.3 million for the nine months ended September 30, 2011 from $0.2 million for the nine months ended September 30, 2010.  The increase in cost of license revenues for the nine–month period was primarily related to the growth in the number of employees of our existing customers that previously purchased perpetual license agreements from us.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 2.5% to $15.0 million for the three months ended September 30, 2011 from $14.6 million for the three months ended September 30, 2010, and 7.5% to $47.6 million for the nine months ended September 30, 2011 from $44.3 million for the nine months ended September 30, 2010. The $0.4 million increase for the three months ended September 30, 2011 was primarily due to increased labor and related costs (including higher sales commissions related to increased SaaS revenues), partially offset by lower advertising and marketing expenses and lower third-party consulting costs.  The $3.3 million increase for the nine months ended September 30, 2011 was primarily due to increased labor and related costs (including higher sales commissions related to increased SaaS revenues) and costs associated with our Ultimate Partner Forum, known as Connections (which is our national customer conference held in 2011 and not in 2010), partially offset by lower advertising and marketing expenses and lower third-party consulting costs.  Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the related SaaS revenue recognition.

Research and Development

    Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 24.1% to $13.3 million for the three months ended September 30, 2011 from $10.7 million for the three months ended September 30, 2010, and 19.6% to $37.6 million for the nine months ended September 30, 2011 from $31.4 million for the nine months ended September 30, 2010, principally due to higher labor costs related to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount) and, to a lesser extent, increased third-party consulting costs.

General and Administrative

    General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 3.0% to $5.0 million for the three months ended September 30, 2011 from $4.8 million for the three months ended September 30, 2010 and increased 9.0% to $16.4 million for the nine months ended September 30, 2011 from $15.0 million for the nine months ended September 30, 2010.  The $0.2 million and $1.4 million increases in general and administrative expenses for the three and nine month periods, respectively, were primarily due to higher labor and related costs, partially offset by a decrease in the provision for doubtful accounts.

Income Taxes

Income taxes related to continuing operations included a consolidated provision of $3.7 million for the three months ended September 30, 2011 and $1.4 million for the three months ended September 30, 2010.   Income taxes related to continuing operations included a consolidated provision of $6.1 million for the nine months ended September 30, 2011 and $1.9 million for the nine months ended September 30, 2010.   The effective income tax rate related to continuing operations for the nine months ended September 30, 2011 and September 30, 2010 was 72.4% and 54.7%, respectively.   The increase in effective income tax rate is primarily attributable to a benefit in the nine months ended September 30, 2010 resulting from a decrease in a foreign valuation allowance and an expense attributable to an increase in nondeductible expenses, primarily related to compensation, in the nine months ended September 30, 2011.

At December 31, 2010, we had approximately $96.7 million of net operating loss carryforwards for Federal income tax reporting purposes, available to offset future taxable income.  As of that date, we did not have any net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income.  The $96.7 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the benefit of which will primarily be credited to paid-in capital and deferred tax assets when realized.  Such carryforwards expire from 2011 through 2030.  Utilization of such carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments.

We recognized $22.8 million of deferred tax assets, net of deferred tax liabilities, as of September 30, 2011.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, Ultimate Canada.  Accordingly, deferred income taxes were not recognized on the undistributed earnings of Ultimate Canada, the liquid assets of which are not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of September 30, 2011, we had $52.2 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $2.0 million since December 31, 2010.  The $2.0 million increase was primarily due to cash provided by operations of $23.6 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $13.0 million, cash used to settle employee tax withholding liabilities for the vesting of restricted stock awards and restricted stock units of $3.9 million, and the purchase of Common Stock under our previously announced stock repurchase plan (the “Stock Repurchase Plan”), net of proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises, of $8.9 million.

Net cash provided by operating activities was $23.6 million for the nine months ended September 30, 2011 as compared with $16.2 million for the nine months ended September 30, 2010. This $7.4 million increase was primarily due to the increased cash effect of net earnings, a reduction in accounts receivable, net of deferred revenues, of $4.8 million (which includes the effect of increased collections) and an increase in accrued expenses of $0.7 million, partially offset by  an increase in other assets of $3.3 million (principally related to long-term prepaid SaaS sales commissions).

Net cash used in investing activities was $39.2 million for the nine months ended September 30, 2011 as compared with $78.8 million for the nine months ended September 30, 2010.  The decrease of $39.6 million from the comparable period in 2010 was primarily attributable to a decrease in funds received from and held on behalf of Ultimate’s customers using the UltiPro tax filing offering (“UltiPro Tax Filing Customer Funds”) of $48.2 million, and an increase in cash from the maturities of marketable securities of $1.8 million, partially offset by an increase in cash purchases of property and equipment of $7.6 million and an increase in cash purchases of marketable securities of $2.8 million.

Net cash provided by financing activities was $17.1 million for the nine months ended September 30, 2011 as compared with $68.2 million for the nine months ended September 30, 2010. The $51.1 million decrease was primarily related to an decrease of $48.2 million in UltiPro Tax Filing Customer Funds, a $3.2 million increase in cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units, and a $2.4 million decrease in proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises, partially offset by an increase of $2.5 million attributable to a lower amount spent for purchases of Common Stock under the Stock Repurchase Plan.

Days sales outstanding, calculated on a trailing three-month basis, as of September 30, 2011 and September 30, 2010, were 63 days and 69 days, respectively.

Deferred revenues were $79.4 million at September 30, 2011, as compared to $78.1 million at December 31, 2010.  The increase of $1.3 million in deferred revenues was primarily due to increased deferred service revenues, and increased deferred SaaS revenues, partially offset by decreased deferred maintenance revenues.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to SaaS.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

 We did not have any material commitments for capital expenditures as of September 30, 2011.

Off-Balance Sheet Arrangements

We do not, and as of September 30, 2011 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules).

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

Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments in marketable securities include obligations of U.S. government agencies and corporate debt securities.  Corporate debt securities include commercial paper which, according to Ultimate’s investment guidelines, must carry minimum short-term ratings of P-1 by Moody’s Investor Service, Inc. (“Moody’s”) and A-1 by Standard & Poor’s Ratings Service, a Division of The McGraw-Hill Companies, Inc. (“S&P”).  Other corporate debt obligations must carry a minimum rating of A-2 by Moody’s or A by S&P.  Asset-backed securities must carry a minimum AAA rating by Moody’s and S&P with a maximum average life of two years at the time of purchase.

As of September 30, 2011, total investments in available-for-sale marketable securities were $10.0 million.

As of September 30, 2011, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.5% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its September 30, 2011 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $47 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $47 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of September 30, 2011, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended September 30, 2011 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

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

 As of September 30, 2011, Ultimate had purchased 3,941,813 shares of Ultimate’s issued and outstanding Common Stock under the Stock Repurchase Plan, with 58,187 shares available for repurchase in the future.  The number of shares of Common Stock repurchased during the three months ended September 30, 2011, the average price paid per share for such repurchases, the total cumulative number of shares purchased and the maximum number of shares that may yet be purchased under the Stock Repurchase Plan as of September 30, 2011, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2011	–	–	3,744,503	255,497
August 1 – 31, 2011	197,310	47.57	3,941,813	58,187
September 1 – 30, 2011	–	–	3,941,813	58,187
Total	197,310	$47.57	3,941,813	58,187

(1) All shares were purchased through the publicly announced Stock Repurchase Plan in open-market transactions.

On October 24, 2011, the Company’s Board of Directors extended the Stock Repurchase Plan further by authorizing the repurchase of up to 1,000,000 additional shares of the Company’s Common Stock.  As a result, an aggregate of 1,058,187 shares of Common Stock were available for repurchase under the Stock Repurchase Plan as of October 24, 2011.  Stock repurchases may be made periodically in the open market, in privately negotiated transactions or in a combination of both. The extent and timing of repurchase transactions will depend on market conditions and other business considerations.

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
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months ended September 30, 2011 and September 30, 2010; (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and September 30, 2010; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements. *

____________________

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date: November 9, 2011	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)