Form 10-K
period 2011-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2012-02-29
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2011 was approximately $1.4 billion.

As of February 15, 2012, there were 26,381,763 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

THE ULTIMATE SOFTWARE GROUP, INC.

  ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (this “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the Securities and Exchange Commission.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including the risk factors set forth in Item 1A. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UltiPro® and its related design are registered trademarks of Ultimate in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate.

PART I

Item 1.  Business

Overview

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of unified human capital management (“HCM”) software-as-a-service (“SaaS”) solutions, also known as “cloud” solutions, for global businesses.

Ultimate’s UltiPro software (“UltiPro”) is a comprehensive SaaS-or cloud-based solution delivered primarily to organizations based in the United States and Canada and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, human resources (“HR”) management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting for compensation management, succession management, reporting and analytical decision-making tools, and time and attendance.  UltiPro has role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office, including an UltiPro application for use on mobile devices such as the iPhone and iPad.

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

UltiPro is marketed as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with 1,000 or more employees.  UltiPro Workplace (“Workplace”) is designed for companies with fewer than 1,000 employees.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have information technology staff on their premises to help with system deployment or management issues, we created UltiPro Workplace’s bundled services package to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”

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

As part of our UltiPro HCM solution, which includes HR, payroll and talent management feature sets, we provide implementation and training services to our customers as well as support services, which have been certified by Services Strategies using the Service Capability and Performance (“SCP”) Standards, certification program for thirteen consecutive annual evaluations.  UltiPro leverages the Microsoft Corporation (“Microsoft”) technology platform, which is recognized in the industry as a cost-effective, reliable and scalable platform.

UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.  Ultimate had more than 2,300 customers as of the end of 2011.  Based on January 2012 market data from Hoover’s/Dun & Bradstreet, we estimate our approximate market share to be 10 percent for companies with more than 1,000 employees and 3 percent in the under 1,000 employee space.

     Ultimate is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), to accommodate its operations in Canada.  In October 2006, Ultimate acquired 100% of the common stock of a United Kingdom (“UK”) company and its wholly-owned U.S. subsidiary, known as The Ultimate Software Group UK Limited.  The Ultimate Software Group UK Limited was discontinued and liquidated in 2010.  See Note 4 in the Notes to the Consolidated Financial Statements.  There were no material assets or revenues in Canada as of or for the year ended December 31, 2011.  Ultimate’s headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and its telephone number is (954) 331-7000.

Features of UltiPro

UltiPro is a comprehensive SaaS-or cloud-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting for compensation management, succession management, reporting and analytical decision-making tools, time and attendance, and role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office.  UltiPro offers the following features to its customers:

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

Leveraging of Leading Technologies.  Ultimate has consistently focused on identifying leading technologies and integrating them into its products. The primary characteristics of Ultimate’s technology are:

▪	Leading-edge service-oriented-architecture technology platform built using the Microsoft.NET 4.0 framework.

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

Comprehensive Customer Services and Industry-Specific Expertise.  Ultimate believes it provides the highest quality customer services, SaaS services, professional setup and implementation services, knowledge management (or training) services and ongoing product and customer support services. Ultimate’s customer support center has received the SCP Certification for the thirteenth consecutive year. The SCP program was created by the Service & Support Professionals Association (“SSPA”) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to the SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate employs a dedicated research team to track jurisdictional tax changes for more than 13,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

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

In addition to UltiPro’s core HCM functionality, our customers have the option to purchase a number of additional features on a per-employee-per-month (“PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features and which are based on the particular business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession management); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) payment services (formerly referred to as “tax filing”); (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”) , which are described below.

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

UltiPro Business Intelligence.  UltiPro Business Intelligence uses a business intelligence platform from IBM Cognos Corporation, a third-party provider, for HR, payroll, and talent management reporting and analysis. Accessed via the Web, UltiPro Business Intelligence gives users the ability to access data across the UltiPro solution – from HR, payroll to benefits administration and enrollment, compensation, talent acquisition and onboarding, talent management, compensation, compliance, year-end data, and more – and enables them to create, modify, and distribute workforce-related reports and notifications. UltiPro includes a pre-configured data mapping library and pre-authored reports and analytics.  Controlled by role-based security, everyone in a customer’s organization– from line managers to executives – can have immediate access to key workforce metrics, and they can personalize their own user experience to show the reports they want to see and how they want to see them. We believe that UltiPro Business Intelligence gives its customers significant strategic value for managing their workforce-related functions and saves them labor time and money by eliminating or reducing the need for internal technology people to generate hundreds of individual reports for disparate executive and management needs.

Other Key Features.  UltiPro includes system administration tools such as configuration options, role-based security, built-in conditional workflow, flexible business rules, and an easy-to-use content management tool. Built-in conditional workflow enables users to authorize HR/payroll staff, managers, or supervisors to make updates on the Web through more than 125 pre-defined, highly configurable workflow processes to expedite business activities such as hiring an employee or inputting a salary increase. System administration is designed for the non-technical user to administer UltiPro’s role-based security, built-in conditional workflow, and system business rules, as well as to enable system administrators to post company communications, link to external Web sites and tailor pages to reflect the customer’s own company user experience requirements. Enterprise Integration Tools are also included to provide the ability to interface with third-party applications and providers such as general ledger, payment services, time clocks, banks, 401(k) and benefits providers, check printing services and unemployment management services.

UltiPro’s Optional Features

UltiPro Talent Management is a suite of add-on products comprised of Recruitment, Onboarding, Performance Management, Salary Planning and Budgeting, and Succession Management.

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

iii)  Performance Management. UltiPro Performance Management helps companies maximize talent development and improve employee satisfaction by automating and enhancing the performance process and using competency-based employee development. UltiPro Performance Management streamlines the processes of evaluating performance and completing performance reviews, making competency assessments, identifying top performers for succession planning, and tracking and executing coaching, training and development plans.

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

v)  Succession Management.  With UltiPro Succession Management, organizations can involve company leadership, managers, and individuals in an ongoing, collaborative process of succession planning.  Employees can manage their own talent profiles—updating factors that influence succession readiness, such as mobility preferences, languages, education, accomplishments, and competencies—to ensure that leadership has a deeper understanding of the talent landscape at their organization.  Visible to employees and managers, UltiPro’s employee “talent card” provides a consolidated view of multiple succession-readiness factors, which then can be used in both decision-making and career development processes.

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

Payment Services.  Ultimate has the right to market and distribute an independent third party’s tax filing solution that Ultimate has branded UltiPro Payment Services (“UltiPro Payment Services”).  With this solution, companies are able to meet all Federal, state, and local payroll tax filing obligations quickly and easily. The UltiPro solution saves payroll staff time by eliminating the administrative burdens associated with tax filing. UltiPro Payment Services enables businesses to deposit federal, state, and local tax payments for more than 13,000 tax codes via electronic funds transfer or check and automates filing for monthly, quarterly, and annual tax returns.

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

Internet-Based Technologies and Integration.  Ultimate supports cutting-edge Web technologies and Internet/extranet connectivity to increase access to and usability of its applications. Ultimate uses Web services architecture that allows business logic to be called and executed over standard network protocols, such as HTTP or TCP/IP. UltiPro has an open architecture that supports open integration standards, including real-time messaging through Web services.  UltiPro’s Web services architecture is scalable to adapt to the business needs of companies of any size. The solution includes enterprise integration tools that enable customers to exchange data with third-party providers via imports, exports or Web services.

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

Business Intelligence Tools.  In addition to providing an extensive library of standard reports that offer flexibility and ease of use, Ultimate extends what users can do with employee data by embedding business intelligence tools from IBM Cognos Corporation, a third-party provider. In addition to offering sophisticated data query and report authoring, these tools enable users to apply on-line analytical processing to multidimensional data cubes, allowing users to explore data on employees graphically and statistically from diverse angles. Ultimate maintains a link between Cognos’ report catalog and UltiPro’s data dictionary, eliminating the necessity for users to create and maintain ad hoc reporting catalogs. In addition, for security purposes and ease of use, Ultimate has unified security for the data elements and provided single sign-on for users.  A Cognos Web Package is delivered to UltiPro customers to allow users to access reports and conduct data queries from a Web browser.

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

Research and Development Activities

Ultimate incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of its business.  Such research and development expenses are for enhancements to our existing products and for the development of new products. During 2011, 2010 and 2009, we spent $51.4 million, $42.2 million and $38.2 million, respectively, on research and development activities including capitalized software.  During 2011 and 2010, there were no research and development expenses capitalized.  During 2009, $0.1 million of research and development expenses were capitalized for UltiPro Onboarding, which became available for general release to our customers during the spring of  2009.  In addition, in 2009, $0.1 million of research and development expenses were capitalized for certain third-party costs related to UltiPro Time Management.

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

Ultimate has an experienced team of functional and technical consultants that are dedicated to assisting customers with rapid deployments. In addition, Ultimate provides its customers with the opportunity to participate in formal training programs conducted by its knowledge management services team, as well as online and on-demand training. Training programs are designed to increase customers’ ability to use the full functionality of the product, thereby maximizing the value of customers’ investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, configuring the system and creating custom reports. Ultimate maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; and at its headquarters in Weston, Florida. In addition to offering classes at these facilities, we conduct Web-based training and on-site training at remote locations. After customers have processed their first live payroll using UltiPro (referred to as going “Live”) and have been turned over to our customer support and maintenance program, we assign a customer relationship manager (“CRM”) to the account to assist customers obtaining maximum value of the UltiPro solution, connect with other Ultimate users and advanced business analytics.  The CRM team also focuses a large portion of its time on customer retention, which is an important aspect of Ultimate’s long-term business model.

Customer Support and Maintenance.  Ultimate offers comprehensive and on-going maintenance services and technical support.  These services have historically been purchased by all of our customers, and Ultimate had a recurring revenue customer retention rate of 96% in 2011. Ultimate’s customer support center has received the SCP Certification sponsored by the Service Strategies Corporation (“SSC”) for the thirteenth consecutive year. This certification recognizes companies that “deliver exceptional service and support to their customers.” Ultimate’s customer support services include: software updates that reflect tax and other legislative changes; a named customer service representative; telephone support 24 hours a day, 7 days a week; unlimited access to Ultimate’s employee tax center on the Web; seminars on year-end closing procedures; and periodic newswire emails. In addition, our customer support services team maintains a support Web site for our customers where customers can submit inquiries and service requests as well as search a knowledge base of information for instant answers to questions, holds an annual national user conference and arranges for Ultimate professionals to attend smaller, user-organized user group meetings on a routine basis throughout the United States.

Customers

As of December 31, 2011, Ultimate provided its UltiPro solutions to more than 2,300 customers. Ultimate’s customers represent a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services.  For each of the three years ended December 31, 2011, no customer accounted for more than 10% of total revenues.

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

With a sale of the SaaS Offering for both the Enterprise and Workplace markets, the agreement generally requires PEPM fees based on company size, to cover services which generally include implementation and training.  Typical payment terms include a deposit at the time the contract is signed and ongoing PEPM payments on specific payment dates designated in the contract, usually tied to the Live date.

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

Backlog

Backlog consists of our UltiPro SaaS solutions and sales of SaaS services on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”) under signed contracts for which the services have not yet been delivered.  At December 31, 2011, Ultimate had backlog of $148.8 million compared to $110.5 million as of December 31, 2010.  Ultimate expects to fill approximately $136.3 million of the backlog during 2012.  Ultimate does not believe that backlog is a meaningful indicator of sales that can be expected for any future period.  There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

As of December 31, 2011, Ultimate employed 1,328 persons.  Ultimate believes that its relationships with employees are good, and that belief is validated by Ultimate’s ranking of # 25 on FORTUNE’s 2012 “Best Companies to Work For” list.  Ultimate’s history of good employee relationships is further validated by The Great Place to Work Institute’s ranking of Ultimate as the #1 Best Place to Work in America among medium-sized companies for both 2009 and 2008 and # 3 in both 2007 and 2006.   However, competition for qualified employees in Ultimate’s industry is generally intense and the management of Ultimate believes that its future success will depend, in part, on its continued ability to attract, hire and retain qualified personnel.

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

Our expectations for recurring revenue growth are typically established based on combinations of actual sales production (for those units that have been previously sold but have not yet gone Live) and expected future sales production, together with expectations as to the Time to Live periods. Estimates for Time to Live periods are usually based on (i) specific estimates (for certain backlog sales) provided by our field personnel, which estimates include factors and assumptions that are not within the control of our field personnel; and (ii) estimates for Time to Live periods for other SaaS sales (including backlog sales without specific estimates at that point in time), as well as expected sales, which are typically based on assumptions derived from our historical Time to Live periods.  These estimates are adjusted periodically, and prospectively, based on management’s assessment of Time to Live for backlog sales at that point in time. Factors that could impact the estimates for Time to Live periods include, but are not limited to, customer size (as larger customers may have longer implementations, tend to go Live on more UltiPro features and have more interface and integration requirements), and the number of complementary products sold in addition to UltiPro to a single customer, which in some cases involve customers’ desire to go Live on all products at once, as compared to UltiPro first followed by complementary products.

To the extent there are changes in the underlying assumptions which drive Ultimate’s expected revenue growth from SaaS sales, which include, but are not limited to, actual sales production achieved and changes in Time to Live periods, our recurring revenues, as reported in our consolidated statements of operations, could differ materially from levels we expected to achieve.

Our stock price has experienced high volatility, may continue to be volatile and may decline.

The trading price of our Common Stock has fluctuated widely in the past and may do so in the future, as a result of a number of factors, many of which are outside our control, such as:

▪	The volatility inherent in stock prices within the sector in which we conduct business;
▪	The volume of trading in our Common Stock, including sales upon exercise of outstanding stock options and upon the vesting of restricted stock and restricted stock units;
▪	Failure to achieve earnings expectations;
▪	Changes in our earnings estimates by analysts;
▪	Variations in our actual and anticipated operating results, including, but not limited to, prospective financial guidance provided by Ultimate to our investors and research analysts; and
▪	The announcement of a merger or acquisition.

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

We have incurred operating losses in the past and we may incur operating losses in the future. As of December 31, 2011, our accumulated deficit was approximately $48.0 million.  If our future total revenues do not grow at a higher rate than that of our total expenses, our future operating results could be negatively impacted.  Recent revenue growth should not be considered as indicative of our future performance, particularly with respect to the recent economic environment and the potential impact on our revenue streams, as our subscription revenues from our SaaS Offering are largely impacted by the employee growth or contraction of our existing customer base and customer spending patterns have a significant impact on our services revenues with respect to both the timing and extent of our services they purchase.

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

Our success depends to a significant extent upon a limited number of members of senior executive management and other key employees, including Scott Scherr, our Chairman of the Board of Directors, President and Chief Executive Officer. We do not have employment contracts with any of our key personnel. The loss of the services of one or more of our key employees could have a material adverse effect upon us. In addition, uncertainty created by turnover of our key employees could cause further turnover of our employees.

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

Our success is dependent, in part, on our ability to protect our proprietary rights. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We do not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. As a result, we cannot be certain that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. In addition, others may develop products that perform comparably to our proprietary products. Policing the unauthorized use of our products is difficult.

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

As is common in the software industry, from time to time we may become aware of third-party claims of infringement by our operations or products of third-party proprietary rights. While we are not currently aware of any such material claim, our software products may increasingly be subject to such claims as the number of products and competitors in our industry grows, as the functionality of products overlaps and as the issuance of software patents becomes increasingly common. Any such claims, with or without merit, can be time consuming and expensive to defend, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

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

Customers use our products in connection with the preparation and filing of tax returns and other regulatory reports. If any of our products contain errors that produce inaccurate results upon which users rely, or cause users to misfile or fail to file required information, we could be subject to liability claims from users. Our SaaS and maintenance renewal agreements with our customers typically contain provisions intended to limit our exposure to such claims, but such provisions may not be effective in limiting our exposure. Contractual limitations we use may not be enforceable and may not provide us with adequate protection against product liability claims in certain jurisdictions. A successful claim for product or service liability brought against us could result in substantial cost to us and divert management’s attention from our operations.

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

International operations are subject to risks associated with operating outside of the United States.  During the fourth fiscal quarter of 2006, we began operating in Canada (through the formation of a wholly-owned Canadian subsidiary).  During 2011, we continued to grow our operations in Canada.  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, our international operations may grow and increase their significance to our business.  Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad.  If sales to any of our customers outside of the United States are delayed or cancelled because of any of the above factors, our revenue may be negatively impacted.

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

Personal privacy is a significant issue in the United States and in many other countries where our customers operate.  The United States and many other countries have imposed restrictions and requirements on the use of personal information by those collecting such information.  Changes to law or regulations affecting privacy, if applicable to our business or product, could impose additional costs and potential liability on us and could limit our use and disclosure of such information.  If we were required to change our business activities or revise or eliminate services, our business could be harmed.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.              Properties

As of December 31, 2011, Ultimate’s corporate headquarters, and its principal administrative, technology, customer support, finance, marketing and information technology operations were located in Weston, Florida.  Ultimate’s principal facilities are described below:

	Size	Lease
Location	(sq. ft.)	Termination	General Use
Weston, FL – HQ	39,872	1/31/2017	Technology
Weston, FL – HQ	21,392	1/31/2018	Executive Management and Customer Support
Weston, FL – HQ	5,000	Owned	Information Technology and Hosting Services
Weston, FL – HQ	30,000	5/31/2015	Sales Administration, Marketing, Professional Services and Finance
Weston, FL – HQ (1)	19,950	3/31/2018	Corporate Support and Information Technology
Weston, FL – HQ (2)	8,000	2/29/2016	Technology
Atlanta, GA (3)	49,172	5/31/2019	Professional Services, Customer Support and Payment Services
Santa Ana, CA (4)	13,000	8/31/2016	Payment Services and Professional Services
Schaumburg, IL (5)	7,861	6/30/2014	Administration and Training
Toronto, Ontario (6)	2,115	12/31/2015	Professional Services and Customer Support
_____________________

(1)
In November 2010, Ultimate entered into an 84-month lease agreement for a fifth headquarters building located in Weston, Florida within a short distance of the other headquarters locations.  Ultimate moved a portion of its operations into this building in January 2011.

(2)
In November 2010, Ultimate entered into a 60-month lease agreement for a sixth headquarters building located in Weston, Florida within a short distance of the other headquarters locations.  Ultimate moved a portion of its operations into this building in January 2011.

(3)
During the first fiscal quarter of 2011, Ultimate entered into a 100-month lease agreement for office space in a building in Atlanta, Georgia.  This lease was entered into after the early termination of a previous lease in the area to accommodate continued growth.  This lease covers approximately twice the square footage of the previous lease.

(4)
During the first fiscal quarter of 2011, Ultimate entered into a 60-month lease agreement for office space in a building in Santa Ana, California.  Ultimate moved its payment services operations into this building in August 2011.

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

Currently, we also lease office space for our sales operations in Albany, New York; Atlanta, Georgia; Dallas, Texas; Detroit, Michigan; Nashville, Tennessee; Lee’s Summit, Missouri; Troy, Michigan; Ann Arbor, Michigan; Overland Park, Kansas; Jacksonville, Florida; Omaha, Nebraska; Roseville, California; Ashburn, Virginia; and Cincinnati, Ohio. Sales operations in other locations are not supported by leased office space.  We believe that our existing facilities are suitable and adequate for our current operations for the next 12 months. We further believe that suitable space will be available as needed to accommodate any expansion of our operations on commercially reasonable terms.

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

Item 4.              Mine Safety Disclosures

Not applicable.

PART II

Item 5.              Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The following table sets forth, for the periods indicated, the high and low sales prices of Ultimate’s Common Stock, as quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ULTI”.

	2011		2010
	High	Low	High	Low
First Quarter	$60.43	$47.20	$34.94	$26.81
Second Quarter	59.86	48.87	37.25	30.90
Third Quarter	58.89	43.28	39.23	31.38
Fourth Quarter	71.97	44.96	50.28	37.50

As of February 17, 2012, we had approximately 106 holders of record, representing approximately 3,217 stockholder accounts.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. The payment of dividends in the future, if any, will be at the discretion of our Board of Directors.

Performance Graph.  The following graph compares the cumulative total stockholder returns on Ultimate’s Common Stock for the five year period covering December 31, 2006-December 31, 2011, on an annual basis, with the cumulative total return of The Nasdaq Composite Index and the RDG Software Composite Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/06
12/07
12/08
12/09
12/10
12/11
The Ultimate Software Group, Inc.
NASDAQ Composite
RDG Software Composite

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
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

On October 24, 2011, Ultimate’s Board of Directors extended the Stock Repurchase Plan further by authorizing the repurchase of up to 1,000,000 additional shares of our Common Stock.

 As of December 31, 2011, Ultimate had purchased 3,941,813 shares of our Common Stock under the Stock Repurchase Plan, with 1,058,187 shares available for repurchase in the future.  No shares of Common Stock were repurchased by us during the three months ended December 31, 2011 as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2011	–	–	3,941,813	1,058,187
November 1 – 30, 2011	–	–	3,941,813	1,058,187
December 1 – 31, 2011	–	–	3,941,813	1,058,187
Total	–	$–	3,941,813	1,058,187

Item 6.                      Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statements of operations data presented below for each of the years in the three-year period ended December 31, 2011 and the balance sheet data as of December 31, 2011 and 2010 have been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations Data: (in thousands, execept per share data)
Revenues:
Recurring	$213,785	$170,905	$133,159	$106,198	$86,191
Services	53,195	55,368	58,996	60,535	49,492
License	2,218	1,538	4,125	11,264	14,372
Total revenues	269,198	227,811	196,280	177,997	150,055

Cost of revenues:
Recurring	63,505	49,144	38,765	29,605	22,525
Services	52,341	49,843	48,304	50,058	39,995
License	488	255	750	1,795	1,659
Total cost of revenues	116,334	99,242	87,819	81,458	64,179
Gross profit	152,864	128,569	108,461	96,539	85,876

Operating expenses:
Sales and marketing	63,145	58,374	52,810	47,193	36,109
Research and development	51,356	42,222	38,005	36,025	27,536
General and administrative	21,931	19,727	17,803	17,516	14,182
Total operating expenses	136,432	120,323	108,618	100,734	77,827
Operating income (loss)	16,432	8,246	(157)	(4,195)	8,049

Other (expense) income:
Interest expense and other	(401)	(263)	(90)	(243)	(170)
Other income, net	91	188	162	857	5,988
Total other (expense) income, net	(310)	(75)	72	614	5,818
Income (loss) from continuing operations before income taxes	16,122	8,171	(85)	(3,581)	13,867
(Provision) benefit for income taxes	(11,840)	(5,161)	(721)	1,016	19,596
Income (loss) from continuing operations	4,282	3,010	(806)	(2,565)	33,463
Loss from discontinued operations, net of income taxes	–	(853)	(336)	(332)	(334)
Net income (loss)	$4,282	$2,157	$(1,142)	$(2,897)	$33,129

Basic earnings (loss) per share: (1)
Earnings (loss) from continuing operations	$0.17	$0.12	$(0.04)	$(0.10)	$1.35
Loss from discontinued operations	–	(0.03)	(0.01)	(0.02)	(0.01)
Total	$0.17	$0.09	$(0.05)	$(0.12)	$1.34

Diluted earnings (loss) per share: (1)
Earnings (loss) from continuing operations	$0.15	$0.11	$(0.04)	$(0.10)	$1.25
Loss from discontinued operations	–	(0.03)	(0.01)	(0.02)	(0.01)
Total	$0.15	$0.08	$(0.05)	$(0.12)	$1.24

Weighted average shares outstanding: (1)
Basic	25,814	24,960	24,463	24,588	24,701
Diluted	27,806	27,101	24,463	24,588	26,722

Balance Sheet Data:	As of December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$46,149	$40,889	$23,684	$17,200	$17,462
Investments in marketable securities	9,130	9,317	9,523	5,805	18,418
Total assets	318,820	249,557	171,130	147,257	135,156
Deferred revenue	86,563	78,095	68,559	63,494	51,708
Long-term borrowings, including capital lease obligations	2,175	2,406	1,710	1,519	2,311
Stockholders’ equity	$85,624	$72,985	$57,770	$51,072	$60,978

(1) See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the computation of net earnings (loss) per share.

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

Ultimate’s UltiPro software (“UltiPro”) is a comprehensive SaaS-or cloud-based solution delivered primarily to organizations based in the United States and Canada and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, human resources (“HR”) management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting for compensation management, succession management, reporting and analytical decision-making tools, and time and attendance.  UltiPro has role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office, including an UltiPro application for use on mobile devices such as the iPhone and iPad.

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

UltiPro is marketed as two solution suites, based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with 1,000 or more employees.  UltiPro Workplace (“Workplace”) is designed for companies with fewer than 1,000 employees.  Both solution suites are delivered exclusively through SaaS.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have information technology staff on their premises to help with system issues, UltiPro Workplace is designed to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”  UltiPro is marketed primarily through Ultimate’s Enterprise and Workplace direct sales teams.

In addition to UltiPro’s core HCM functionality, our customers have the option to purchase a number of additional features on a per-employee-per-month (“PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features and which are based on the particular business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, succession management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession management); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) payment services (formerly referred to as “tax filing”); (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”).  All Optional Features are individually priced solely on a subscription basis.  Some of the Optional Features are available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, and availability is based on the needs of the respective customer types, the number of their employees and the complexity of their HCM environment.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) retention of our customers once our solutions are sold (“Customer Retention”) and (iii) management’s control of operating expense growth.  For the year ended December 31, 2011, our (i) recurring revenues grew by 25%, compared with 2010, (ii) Customer Retention exceeded 96%, on a trailing twelve-month basis, and (iii) operating expenses grew by 13% compared with 2010.

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

We discontinued selling our on-site UltiPro solutions to new customers on a perpetual license basis as of April 1, 2009. We sell licenses to existing license customers but only in relation to the customer’s employee growth or for Optional Features if the customer already has a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter.

As SaaS units are sold, the recurring revenue backlog associated with the SaaS Offering grows, enhancing the predictability of future revenue streams.  SaaS revenues include ongoing monthly subscription fees, priced on a PEPM basis.  Revenue recognition for the SaaS Offering is triggered when the customer processes its first payroll using UltiPro (or goes “Live”).  Recognition of recurring subscription revenues from our SaaS Offering begins when the related customer goes Live.

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

Revenue Recognition

Effective January 1, 2011, we adopted Accounting Standards Update No. 2009-13, “ Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) on a prospective basis.  ASU 2009-13 requires the use of the relative selling price method of allocating the total consideration to units of accounting in a multiple element arrangement and eliminates the residual method. This new accounting principle requires an entity to allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price.  The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.

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

ESP is our best estimate of the selling price of an element in a transaction. If we are unable to establish selling price using either VSOE or TPE, we will use ESP in our allocation of arrangement consideration.  The objective of ESP is to determine the price at which we would transact business if the product or service were sold by us on a stand-alone basis.  Our determination of ESP involves the use of a customary discount from the list (or book) price for each element, with the discounted price applied within a narrow range.  The customary discount is derived from historical data that has been analyzed to determine trends and patterns. We analyze the customary discount used for determining ESP on no less than an annual basis.

We evaluate each deliverable in our arrangements to determine whether it represents a separate unit of accounting.  A deliverable constitutes a separate unit of accounting when it has stand-alone value to our customers.  Our products and services to continue to qualify as separate units of accounting under ASU 2009-13.

There are two major elements in our multiple element arrangements for the delivery of our SaaS Offering, which are recurring revenues (i.e., SaaS subscription revenues and customer support and maintenance revenues) and services revenues (mostly implementation consulting services).   Also included in our total revenues, to a much lesser degree, are license revenues from the employee growth of our previously licensed customers.

For multiple element arrangements, the consideration allocated to SaaS subscription revenues is recognized as recurring revenues over the initial contract period, as those services are delivered, commencing with the Live date of the related product. The consideration allocated to fixed fee implementation services in multiple element arrangements is recognized as services revenues on a percentage of completion basis, using reasonably dependable estimates with respect to milestones achieved (in relation to progression through implementation phases), by product.

Single element arrangements typically consist of renewals for SaaS subscriptions and maintenance agreements. In addition, subsequent to the introduction of the Partners for Life program (in the second half of 2010), implementation services sold on a time and materials basis typically represent single element arrangements. Under these single element arrangements, SaaS subscription and maintenance revenues are recognized over the related renewal period, as the services are delivered, and implementation services are recognized as the services are performed.

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

The majority of services revenues are recognized over the implementation period, which is from the contract execution date until the Live date. SaaS revenues are recognized over the contract term, beginning in the month the customer goes Live. There was no material change to the pattern or timing of revenue recognition for either services or SaaS elements as a result of adopting ASU 2009-13.

Recurring Revenues

Recurring revenues consist of subscription revenues recognized from our SaaS Offering, as well as customer support and maintenance revenues.

i)  SaaS subscription revenues are principally derived from PEPM fees earned from the SaaS Offering and from sales of hosting services on a stand-alone basis to customers who already own a perpetual license ("Base Hosting").  Ongoing PEPM fees from the SaaS Offering and Base Hosting are recognized as subscription revenues as the services are delivered, commencing when the customer goes Live.
ii)  Customer support and maintenance revenues are derived from maintaining, supporting, and providing periodic updates of our software for our hosting services.  Since we stopped selling perpetual licenses to our new customers effective April 1, 2009, customer support and maintenance revenues stem from annual renewals.

Under our SaaS Offering, our customers do not have the right to take possession of our software and these arrangements are considered service contracts. Selling price of multiple deliverables in SaaS arrangements is derived for each element based on the guidance provided by ASU 2009-13.  The multiple elements that typically exist in SaaS arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements, updates and customer support) and professional services (i.e., primarily implementation consulting services).

The pricing for the three elements that pertain to recurring revenues (i.e., hosting services, the right to use UltiPro and maintenance of UltiPro) is bundled.  Since these three bundled elements are components of recurring revenues in the consolidated statements of operations, allocation of selling price to each of the three elements is not necessary and they are not reported separately.  Selling price, which is established through VSOE, for the bundled elements, as a whole, is determined on the basis of renewal pricing, without taking into consideration potential price increases or potential changes in the number of employees of the customer in the future due to the uncertainties surrounding these potential occurrences.  These bundled elements are provided on an ongoing basis, represent undelivered elements and are recognized on a monthly basis as the related services are performed, commencing once the customer goes Live.

Services Revenues

Services revenues primarily include revenues from fees charged for implementation consulting services in connection with the implementation of our product solutions and, to a much lesser extent, training of customers in the use of our products and fees for other services, including the provision of payroll-related forms, sales of time clocks and the printing of W-2 forms for certain customers, as well as certain client reimbursable out-of-pocket expenses.

Prior to the introduction of the Partners for Life program in the second half of 2010, our multiple element sales contracts included recurring SaaS revenues, priced on a PEPM basis, and implementation consulting services, priced on a time and materials basis.  As the Partners for Life program has evolved (particularly over the course of 2011), we have found that the vast majority of multiple element contracts contain recurring SaaS revenues and implementation consulting services priced on a fixed fee basis. Time and materials implementation consulting services are still sold but, generally, as stand-alone sales not directly related to the basic implementation of the SaaS product. The total arrangement consideration is allocated to services elements in the arrangement based on relative selling prices, using the prices established when the services are sold on a stand-alone basis.  Selling price is established through ESP for fixed fee implementation consulting services related to our Partners for Life program.

Revenues from implementation consulting services sold on a fixed-fee basis are recognized using the percentage of completion accounting method, which involves the use of estimates.  Percentage of completion is measured at each reporting date based on progress made to date, using reasonably dependable estimates with respect to milestones achieved or billable hours, as applicable.

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

Since April 1, 2009, sales to new customers are only on a subscription basis (priced and billed to our customers on a PEPM basis).  We no longer sell our on-site UltiPro solutions to new customers on a perpetual license basis. We do sell licenses to existing license customers but only in relation to the customer’s employee growth. Any such licenses are recognized as license revenues in our consolidated financial statements upon the delivery of the related software product when all significant contractual obligations have been satisfied.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Ultimate assesses the likelihood that it will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating loss carryforwards, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2011 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2011, it was considered more likely than not that a valuation allowance for deferred tax assets was not required.

As of December 31, 2011, we believed it more likely than not that the amount of the deferred tax assets recorded on the consolidated balance sheet will ultimately be recovered.  However, should there be a change in our ability to recover the deferred tax assets, the tax provision would increase in the period in which it is determined that recovery is not probable.

Allowance for Doubtful Accounts

We perform credit evaluations of our customers to assess their ability to make payments to us for our products and services. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on accounts receivable. A considerable amount of judgment is required in determining the amount of our allowance for doubtful accounts, including assessing the probability of collection and current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in further impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Results of Operations

The following table sets forth the consolidated statements of operations data of Ultimate, as a percentage of total revenues, for the periods indicated.

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Recurring	79.4%	75.0%	67.8%
Services	19.8	24.3	30.1
License	0.8	0.7	2.1
Total revenues	100.0	100.0	100.0
Cost of revenues:
Recurring	23.6	21.6	19.7
Services	19.4	21.9	24.6
License	0.2	0.1	0.4
Total cost of revenues	43.2	43.6	44.7
Gross profit	56.8	56.4	55.3
Operating expenses:
Sales and marketing	23.5	25.6	26.9
Research and development	19.1	18.5	19.3
General and administrative	8.1	8.7	9.1
Total operating expenses	50.7	52.8	55.3
Operating income (loss)	6.1	3.6	–
Other income (expense):
Interest expense and other	(0.1)	(0.1)	–
Other income, net	–	0.1	–
Total other income (expense), net	(0.1)	–	–
Income (loss) from continuing operations before income taxes	6.0	3.6	–
(Provision) for income taxes	(4.4)	(2.3)	(0.4)
Income (loss) from continuing operations	1.6	1.3	(0.4)
Loss from discontinued operations, net of taxes	–	(0.4)	(0.2)
Net income (loss)	1.6%	0.9%	(0.6	) %

Comparison of Fiscal Years Ended December 31, 2011 and 2010

Revenues

Our revenues are derived from recurring revenues, services revenues and, to a much lesser extent, license revenues.  See “Revenue Recognition” above for further discussion of Ultimate’s revenue sources and its method of accounting for each of them.

Total revenues, consisting of recurring, services and license revenues, increased 18.2% to $269.2 million for 2011 from $227.8 million for 2010.

Recurring revenues increased 25.1% to $213.8 million for 2011 from $170.9 million for 2010.  The increase in recurring revenues for 2011 was primarily due to an increase in SaaS revenues, partially offset by a decrease in maintenance revenues, as described below:

i)
SaaS revenues increased 31.5% for 2011, primarily due to the continued growth of the SaaS Offering, which comprised the majority of unit sales. The increase in SaaS revenues is based on the revenue impact of incremental units that have gone Live since December 31, 2010, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring revenues for SaaS sales commences upon the respective Live date.

ii)
Maintenance revenues from previously sold licenses decreased 2.3% primarily due to the fact that we stopped selling licenses on a perpetual basis to new customers effective April 1, 2009.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.

iii)
Our annual revenue customer retention rate for total recurring revenues was 96% in 2011.  This rate is comprised of an annual retention rate exceeding 96% for existing SaaS customers and an annual retention rate of approximately 95% for existing license customers from which renewal maintenance revenues are derived.

iv)
The impact on recurring revenues of units sold under the SaaS Offering has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the SaaS fees over the terms of the related contracts as sales in backlog go Live.

Services revenues decreased 3.9% to $53.2 million for 2011 from $55.4 million for 2010 primarily as a result of a decrease in training revenues and, to a lesser extent, a decrease in implementation revenues. Training revenues decreased mainly due to the transition to our Partners for Life program, which began in late 2010 and was ramping up in 2011. The Partners for Life program changed the method by which we charge customers for our services that are delivered primarily over the period leading up to the point the customer goes Live (the “Time to Live Period”). As new sales are generated, we charge a fixed fee for services based on the number of the customer’s employees, as opposed to our former billing method for new sales, which included charging customers on a time and materials basis as these services were provided. The Partners for Life program was designed to lower the total cost of services charged to each customer primarily over the Time to Live Period for UltiPro and/or Optional Features, through a fixed fee. Implementation consulting revenues decreased primarily due to less billable hours generated from time and materials engagements, partially offset by higher revenues from fixed fee engagements.  The decreases in training revenues and implementation consulting revenues were partially offset by higher other services revenues, including increased revenues from printing W-2 forms for our customers and increased sales of time clocks.

License revenues increased 44.2% to $2.2 million for 2011 from $1.5 million for 2010.  The increase in 2011 was due to the increased employee growth of our license customers.

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

Cost of recurring revenues increased 29.2% to $63.5 million for 2011 from $49.1 million for 2010.  The $14.4 million increase in the cost of recurring revenues for the year was primarily due to increases in both SaaS costs and customer support and maintenance costs, as described below:

i)  The increase in SaaS costs was principally a result of the growth in SaaS operations and increased sales, including increased labor costs, costs related to our payment services (as we continue to grow that business) and, to a lesser extent, increased hosting data center costs and increased third-party consulting costs.

ii)  The increase in customer support and maintenance costs was primarily due to higher labor costs commensurate with the growth in the number of customers serviced and, to a lesser extent, higher software amortization costs.

Cost of services revenues increased 5.0% to $52.3 million for 2011 from $49.8 million for 2010.  The $2.5 million increase in cost of services revenues was primarily due to increased costs for third-party implementation partners (“IPs”) and an increase in costs for other services, including increased costs of time clocks and higher costs related to printing and shipping W-2 forms for our customers.

Cost of license revenues increased by $0.2 million, or 91.4%, to $0.5 million for 2011 from $0.3 million in 2010.  This increase in cost was due to an increase in the employee growth of our license customers.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 8.2% to $63.1 million for 2011 from $58.4 million for 2010.  The $4.7 million increase for the year was primarily due to increased labor and related costs (including higher sales commissions related to increased SaaS sales), partially offset by decreased advertising and marketing costs and lower third-party consulting costs.  Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the related SaaS revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 21.6% to $51.4 million in 2011 from $42.2 million in 2010.  The $9.2 million increase in research and development expenses during 2011 was principally due to higher labor and related costs attributable to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount) and, to a lesser extent, increased third-party consulting costs.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 11.2% to $21.9 million for 2011 from $19.7 million for 2010.  The increase in general and administrative expenses for 2011 was primarily due to increased labor and related costs and, to a lesser extent, an increase in third-party consulting costs, partially offset by decreased professional fees.

Interest Expense and Other

Interest expense and other increased $138 thousand, or 52.5%, to $401 thousand for 2011 from $263 thousand for 2010.

Other Income, net

Other income, net, decreased by 51.6% to $91 thousand for 2011 from $188 thousand for 2010.

Provision for Income Taxes

In 2011, based on pre-tax income from continuing operations we had income tax expense of $11.8 million as compared to $5.2 million in 2010.  The increase in income tax expense of $6.6 million was primarily due to an increase in pre-tax book income and non-deductible expenses and a decrease in our foreign valuation allowance.  Net operating loss carryforwards available at December 31, 2011, expiring at various times from 2012 through 2031 and which are available to offset future U.S. taxable income, approximated $112.8 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in our equity instruments.

We recognized $21.4 million of deferred tax assets, net of deferred tax liabilities, as of December 31, 2011.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

Comparison of Fiscal Years Ended December 31, 2010 and 2009

Revenues

Total revenues, consisting of recurring, services and, to a much lesser extent, license revenues, increased 16.1% to $227.8 million for 2010 from $196.3 million for 2009.

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

Cost of Revenues

Cost of recurring revenues increased 26.8% to $49.1 million for 2010 from $38.8 million for 2009.  The $10.3 million increase in the cost of recurring revenues for the year was primarily due to increases in both SaaS costs and customer support and maintenance costs as described below:

i)  The increase in SaaS costs was principally a result of the growth in SaaS operations and increased sales, including increased labor costs, costs related to our payment services (as we continue to grow that business) and, to a lesser extent, increased hosting data center costs.

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

Research and Development

Research and development expenses increased 11.1% to $42.2 million in 2010 from $38.0 million, net of capitalized software costs (totaling $0.1 million), in 2009.  The increase in research and development expenses during 2010 was principally due to higher labor costs related to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount) and, to a lesser extent, increased third-party consulting costs.

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

Provision for Income Taxes

In 2010, based on pre-tax income from continuing operations, we had income tax expense of $5.2 million as compared to $0.7 million in 2009.  The increase in income tax expense of $4.4 million was primarily due to an increase in pre-tax book income and non-deductible expenses and a decrease in our foreign valuation allowance.  Net operating loss carryforwards available at December 31, 2010, expiring at various times from 2011 through 2030 and which are available to offset future U.S. taxable income, approximated $96.7 million. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in our equity instruments.

We recognized $24.4 million of deferred tax assets, net of deferred tax liabilities, as of December 31, 2010.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2011 and 2010. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

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

Quarters Ended	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
(In thousands, except per share data)
				(Unaudited)

Revenues:
Recurring	$57,146	$54,689	$52,002	$49,948	$46,038	$44,054	$41,365	$39,448
Services	14,911	12,794	11,761	13,729	13,959	12,796	13,032	15,581
License	681	267	442	828	409	181	320	628
Total revenues	72,738	67,750	64,205	64,505	60,406	57,031	54,717	55,657
Cost of revenues:
Recurring	16,748	16,521	15,543	14,693	13,101	12,591	12,048	11,404
Services	13,235	13,073	12,104	13,929	12,932	11,853	11,877	13,181
License	154	61	100	173	105	–	50	100
Total cost of revenues	30,137	29,655	27,747	28,795	26,138	24,444	23,975	24,685
Gross profit	42,601	38,095	36,458	35,710	34,268	32,587	30,742	30,972
Operating expenses:
Sales and marketing	15,496	15,002	15,524	17,123	14,038	14,640	14,580	15,116
Research and development	13,763	13,256	12,370	11,967	10,790	10,679	10,520	10,233
General and administrative	5,561	4,995	5,762	5,613	4,708	4,849	5,169	5,001
Total operating expenses	34,820	33,253	33,656	34,703	29,536	30,168	30,269	30,350
Operating income	7,781	4,842	2,802	1,007	4,732	2,419	473	622
Other (expense) income:
Interest and other expense	(36)	(64)	(143)	(158)	(69)	(88)	(61)	(45)
Other income, net	14	17	26	34	53	68	45	22
Total other (expense) income, net	(22)	(47)	(117)	(124)	(16)	(20)	(16)	(23)
Income from continuing operations before income taxes	7,759	4,795	2,685	883	4,716	2,399	457	599
Provision for income tax	(5,783)	(3,710)	(1,792)	(555)	(3,270)	(1,426)	(186)	(279)
Income from continuing operations	1,976	1,085	893	328	1,446	973	271	320
Income (loss) from discontinued operations, net of income taxes	–	–	–	–	–	77	(865)	(65)
Net income (loss)	$1,976	$1,085	$893	$328	$1,446	$1,050	$(594)	$255

Basic earnings (loss) per share:
Earnings from continuing operations	$0.08	$0.04	$0.03	$0.01	$0.06	$0.04	$0.01	$0.01
Loss from discontinued operations	–	–	–	–	–	–	(0.03)	–
Total	$0.08	$0.04	$0.03	$0.01	$0.06	$0.04	$(0.02)	$0.01

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.07	$0.04	$0.03	$0.01	$0.05	$0.04	$0.01	$0.01
Loss from discontinued operations	–	–	–	–	–	–	(0.03)	–
Total	$0.07	$0.04	$0.03	$0.01	$0.05	$0.04	$(0.02)	$0.01

Weighted average shares outstanding:
Basic	26,055	25,767	25,837	25,594	25,302	24,937	24,839	24,755
Diluted	27,838	27,747	27,863	27,724	27,412	27,011	26,972	26,823

Liquidity and Capital Resources

In recent years, we have funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of December 31, 2011, we had $55.3 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $5.1 million since December 31, 2010.  This $5.1 million increase was primarily due to cash provided by operating activities of $28.4 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $16.7 million, the repurchase of Common Stock (net of proceeds from the issuance of Common Stock from employee stock option exercises) of $4.0 million and cash used to settle employee tax withholding liabilities for vesting of restricted stock awards and restricted stock units of $10.9 million.

Our operating cash inflows primarily consist of payments received from our customers related to our SaaS Offering.   Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our SaaS Offering, related sales and marketing costs, costs of operations and systems development and programming costs.  Net cash provided by operating activities increased $3.0 million during 2011 as compared to 2010 primarily due to an increase in operating income and changes in working capital accounts, after adjusting for the impacts of non-cash expenses such as depreciation, amortization and expense associated with stock-based compensation awards.

Net cash used in investing activities was $59.3 million for 2011 as compared to $54.1 million for 2010.  The $5.2 million increase from 2010 was primarily attributable to an increase in cash purchases of property and equipment of $8.7 million, partially offset by a decrease of $3.5 million in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services Customer Funds”).  These funds held in our bank accounts are fully insured by the Federal Deposit Insurance Corporation.

Net cash provided by financing activities was $36.3 million for 2011 as compared to cash provided by financing activities of $45.8 million for 2010. The $9.5 million decrease in net cash provided by financing activities was primarily related to an increase in cash used to settle employee tax withholding liabilities for the vesting of restricted stock awards and restricted stock units of $8.1 million, a decrease of $3.5 million in UltiPro Payment Services Customer Funds received and higher payments on capital lease obligations of $0.5 million, partially offset by lower repurchases of Common Stock (net of proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises) of $0.9 million and, to a lesser extent, increased excess tax benefits from our employee stock plan of $1.8 million.

Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of December 31, 2011 and December 31, 2010, were 71 days and 72 days, respectively.  The decrease in DSOs of 1 day was primarily a function of increased revenues and stronger accounts receivable collections.

Deferred revenues were $86.6 million at December 31, 2011, as compared to $78.1 million at December 31, 2010.  The increase of $8.5 million in deferred revenues for 2011 was primarily due to higher deferred services revenues and increased deferred SaaS revenues, partially offset by lower deferred maintenance revenues.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to SaaS.

Ultimate believes that cash and cash equivalents, investments in marketable securities and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of December 31, 2011.

Off-Balance Sheet Arrangements

We do not, and as of December 31, 2011 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2011, Ultimate’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Capital lease obligations (1)	$5,079	$2,841	$2,238	$—	$—
Other long-term obligations (2)	27,975	5,082	9,943	8,407	4,543
Purchase obligations (3)	—	—	—	—	—
Other long-term liabilities (4)	1,866	—	—	—	—
Total contractual cash obligations	$34,920	$7,923	$12,181	$8,407	$4,543
_________________________

(1)
We lease certain computer equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2014. See Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding capital lease obligations.

(2)
Included in other long-term obligations were Ultimate’s leases for corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates.  See Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding operating lease obligations.

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

(4)
Ultimate has an income tax payable related to the benefit of an unrecognized tax position.  As of the date of this report, it is not reasonable to estimate the timing of this payment.  Ultimate does not have any other long-term liabilities as of December 31, 2011.

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

As of December 31, 2011, total investments in available-for-sale marketable securities were $9.1 million.

As of December 31, 2011, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.4% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its December 31, 2011 consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $47 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $47 thousand over the next 12 months.

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

We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 29, 2012
Miami, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,149	$40,889
Investments in marketable securities	7,584	8,884
Accounts receivable, net of allowance for doubtful accounts of $475 and $800
for 2011 and 2010, respectively	56,186	47,570
Prepaid expenses and other current assets	22,944	18,613
Deferred tax assets, net	1,277	1,434
Total current assets before funds held for customers	134,140	117,390
Funds held for customers	118,660	72,875
Total current assets	252,800	190,265
Property and equipment, net	24,486	18,075
Capitalized software, net	1,765	3,115
Goodwill	3,025	3,025
Investments in marketable securities	1,546	433
Other assets, net	15,056	11,656
Deferred tax assets, net	20,142	22,988
Total assets	$318,820	$249,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,265	$4,683
Accrued expenses	11,589	11,074
Deferred revenue	83,416	71,808
Capital lease obligations	2,694	2,551
Total current liabilities before customer funds obligations	103,964	90,116
Customer funds obligations	118,660	72,875
Total current liabilities	222,624	162,991
Deferred revenue	3,147	6,287
Deferred rent	3,384	3,022
Capital lease obligations	2,175	2,406
Income taxes payable	1,866	1,866
Total liabilities	233,196	176,572

Commitments and contingencies (Note 17)	–	–
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	–	–
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 30,204,440 and 29,027,277 shares issued in 2011 and 2010, respectively	302	290
Additional paid-in capital	242,100	216,262
Accumulated other comprehensive (loss) income	(57)	126
Accumulated deficit	(47,971)	(52,253)
	194,374	164,425
Treasury stock, at cost, 3,941,813 and 3,594,825 shares in 2011 and 2010, respectively	(108,750)	(91,440)
Total stockholders’ equity	85,624	72,985
Total liabilities and stockholders’ equity	$318,820	$249,557
The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Revenues:
Recurring	$213,785	$170,905	$133,159
Services	53,195	55,368	58,996
License	2,218	1,538	4,125
Total revenues	269,198	227,811	196,280

Cost of revenues:
Recurring	63,505	49,144	38,765
Services	52,341	49,843	48,304
License	488	255	750
Total cost of revenues	116,334	99,242	87,819
Gross profit	152,864	128,569	108,461

Operating expenses:
Sales and marketing	63,145	58,374	52,810
Research and development	51,356	42,222	38,005
General and administrative	21,931	19,727	17,803
Total operating expenses	136,432	120,323	108,618

Operating income (loss)	16,432	8,246	(157)
Other (expense) income:
Interest expense and other	(401)	(263)	(90)
Other income, net	91	188	162
Total other (expense) income, net	(310)	(75)	72

Income (loss) from continuing operations before income taxes	16,122	8,171	(85)
Provision for income taxes	(11,840)	(5,161)	(721)
Income (loss) from continuing operations	4,282	3,010	(806)

Loss from discontinued operations, net of income taxes	–	(853)	(336)

Net income (loss)	$4,282	$2,157	$(1,142)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.17	$0.12	$(0.04)
Loss from discontinued operations	–	(0.03)	(0.01)
Total	$0.17	$0.09	$(0.05)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.15	$0.11	$(0.04)
Loss from discontinued operations	–	(0.03)	(0.01)
Total	$0.15	$0.08	$(0.05)

Weighted average shares outstanding:
Basic	25,814	24,960	24,463
Diluted	27,806	27,101	24,463

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount

Balance, December 31, 2008	26,796	$268	$164,574	$(1,002)	$(53,268)	2,534	$(59,500)	$51,072
Net loss	–	–	–	–	(1,142)	–	–	(1,142)
Unrealized gain on investments in marketable securities available-for-sale, net of tax	–	–	–	1	–	–	–	1
Unrealized gain on foreign exchange, net of tax				305				305
Comprehensive loss	–	–	–	–	–	–	–	(836)
Shares acquired to settle employee tax withholding liability	–	–	(373)	–	–	–	–	(373)
Excess tax benefits from employee stock plan	–	–	549	–	–	–	–	549
Repurchases of Common Stock	–	–	–	–	–	451	(12,156)	(12,156)
Issuances of Common Stock from exercises of stock options	824	8	6,270	–	–	–	–	6,278
Non-cash stock-based compensation expense for stock options and restricted stock	_____–_	______–	13,236	–	–	–	–	13,236
Balance, December 31, 2009	27,620	$276	$184,256	$(696)	$(54,410)	2,985	$(71,656)	$57,770
Net income	–	–	–	–	2,157	–	–	2,157
Realized foreign currency translation adjustment, net of tax	–	–	–	912	–	–	–	912
Unrealized loss on investments in marketable securities available-for-sale, net of tax	–	–	–	(1)	–	–	–	(1)
Unrealized loss on foreign exchange, net of tax				(89)				(89)
Comprehensive income	–	–	–	–	–	–	–	2,979
Shares acquired to settle employee tax withholding liability	–	–	(2,797)	–	–	–	–	(2,797)
Excess tax benefits from employee stock plan	–	–	6,671	–	–	–	–	6,671
Repurchases of Common Stock	–	–	–	–	–	610	(19,784)	(19,784)
Issuances of Common Stock from exercises of stock options	1,124	11	14,883	–	–	–	–	14,894
Issuances of Common Stock from restricted stock releases	283	3						3
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	_____–_	______–	13,249	–	–	–	–	13,249
Balance, December 31, 2010	29,027	$290	$216,262	$126	$(52,253)	3,595	$(91,440)	$72,985
Net income	–	–	–	–	4,282	–	–	4,282

Unrealized loss on investments in marketable securities available-for-sale, net of tax	–	–	–	(4)	–	–	–	(4)
Unrealized loss on foreign exchange, net of tax				(179)				(179)
Comprehensive income	–	–	–	–	–	–	–	4,099
Shares acquired to settle employee tax withholding liability	–	–	(10,941)	–	–	–	–	(10,941)
Excess tax benefits from employee stock plan	–	–	8,504	–	–	–	–	8,504
Repurchases of Common Stock	–	–	–	–	–	347	(17,310)	(17,310)
Issuances of Common Stock from exercises of stock options	776	8	13,270	–	–	–	–	13,278
Issuances of Common Stock from restricted stock releases	401	4	–	–	–	–	–	4
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	_____–_	______–	15,005	–	–	–	–	15,005
Balance, December 31, 2011	30,204	$302	$242,100	$(57)	$(47,971)	3,942	$(108,750)	$85,624

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,282	$2,157	$(1,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,620	11,883	11,806
Provision for doubtful accounts	1,586	1,549	972
Non-cash stock-based compensation expense	15,009	13,249	13,234
Realized loss on foreign currency translation adjustment	–	912	–
Income taxes	11,507	4,982	561
Excess tax benefits from employee stock plan	(8,504)	(6,671)	(549)
Changes in operating assets and liabilities:
Accounts receivable	(10,202)	(10,669)	(1,120)
Prepaid expenses and other current assets	(4,331)	(3,019)	417
Other assets	(3,483)	362	(851)
Accounts payable	1,582	207	(2,724)
Accrued expenses and deferred rent	877	938	(2,372)
Deferred revenue	8,468	9,536	5,065
Net cash provided by operating activities	28,411	25,416	23,297

Cash flows from investing activities:
Purchases of marketable securities	(14,610)	(9,223)	(10,040)
Maturities of marketable securities	14,794	9,429	6,323
Net purchases of securities with customer funds	(45,785)	(49,315)	(17,697)
Capitalized software	–	–	(630)
Purchases of property and equipment	(13,671)	(4,980)	(4,011)
Net cash used in investing activities	(59,272)	(54,089)	(26,055)

Cash flows from financing activities:
Repurchases of Common Stock	(17,310)	(19,784)	(12,156)
Net proceeds from issuances of Common Stock	13,282	14,897	6,278
Excess tax benefits from employee stock plan	8,504	6,671	549
Shares acquired to settle employee tax withholding liabilities	(10,941)	(2,797)	(373)
Principal payments on capital lease obligations	(3,016)	(2,503)	(2,445)
Repayments of borrowings of long-term debt	–	–	(320)
Net increase in customer fund obligations	45,785	49,315	17,697
Net cash provided by financing activities	36,304	45,799	9,230

Effect of exchange rate changes on cash	(183)	79	12
Net increase in cash and cash equivalents	5,260	17,205	6,484
Cash and cash equivalents, beginning of year	40,889	23,684	17,200
Cash and cash equivalents, end of year	$46,149	$40,889	$23,684

Supplemental disclosure of cash flow information:
Cash paid for interest	$241	$218	$149
Cash paid for taxes	$604	$203	$175

Supplemental disclosure of non-cash investing and financing activities (in thousands):
- Ultimate entered into capital lease obligations to acquire new equipment totaling $2,928, $3,852 and $2,499 in 2011, 2010 and 2009, respectively
- Ultimate entered into an agreement to purchase source code from a third-party vendor for $2,000, of which $500 was paid during 2009. The amount owed under the agreement was fully paid in 2009.
- Ultimate had adjustments of $173 and $701 between goodwill and other comprehensive income (loss) (related to foreign currency translation adjustments) during 2010 and 2009, respectively. There was no adjustment between goodwill and other comprehensive income (loss) (related to foreign currency translation adjustments) during 2011.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of unified human capital management (“HCM”) software-as-a-service (“SaaS”) solutions for global businesses.  Ultimate’s UltiPro software (“UltiPro”) is a comprehensive SaaS-or cloud-based solution delivered primarily to organizations based in the United States and Canada and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   Ultimate’s solutions are marketed as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with 1,000 or more employees.   UltiPro Workplace (“Workplace”) is designed for companies with fewer than 1,000 employees.  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

2.  Basis of Presentation, Consolidation and the Use of Estimates

The accompanying consolidated financial statements of Ultimate have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The consolidated financial statements included herein reflect all adjustments, which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, income taxes, the allowance for doubtful accounts, the valuation of deferred tax assets and long-lived assets, among others discussed below.  Actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable are principally from end-users of Ultimate’s products. We perform credit evaluations of our customers and have recorded allowances for estimated losses. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on accounts receivable. A considerable amount of judgment is required when the realization of receivables is assessed, including assessing the probability of collection and current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in a further impairment of their ability to make payments , an additional provision for doubtful accounts may be required. We charge off uncollectible amounts against the allowance for doubtful accounts in the period in which we determine they are uncollectable.

Funds Held for Customers and Customers’ Funds Obligations

Ultimate has the right to market and distribute an independent third party’s tax filing solution that Ultimate has branded UltiPro Payment Services.  Ultimate’s UltiPro Payment Services product provides payment services to our customers.  These payment services are being sold directly by us to our customers only on a per-employee-per-month (“PEPM”) basis in conjunction with UltiPro, our core product.  In connection with our UltiPro Payment Services product, we receive funds from our customers and hold such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  We hold our customers’ payment services deposits for the period between collection from our customers and remittance to the applicable taxing authority.  These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in our consolidated balance sheets as of December 31, 2011 and 2010.  We have reported the cash flows from funds received from UltiPro Payment Services customers in the investing activities section of the consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009.  We have reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009.  The associated PEPM fees for UltiPro Payment Services are included in recurring revenues in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.  The associated interest earned was not material for the years ended December 31, 2011, 2010 and 2009.

Fair Value of Financial Instruments

Ultimate’s consolidated financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, and capital lease obligations, approximated fair value as of December 31, 2011 and 2010.

Prepaid Expenses and Other Current Assets

Ultimate’s financial statements include prepaid expenses and other current assets which include prepaid commissions on SaaS sales.  Prepaid expenses are amortized over the life of the asset (typically within one year) and commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the day the customer processes its first live payroll using UltiPro (also referred to as going “Live”), which corresponds with the related SaaS revenue recognition. The portion of prepaid commissions that extends beyond one year is classified in other assets, net in the consolidated balance sheets for the years ended December 31, 2011 and 2010.

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization, but is subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist.  Intangible assets with definite lives must be amortized over their estimated useful lives and reviewed for impairment.  We completed our annual impairment analysis of goodwill as of December 31, 2011 and determined that goodwill had not been impaired as of December 31, 2011.  Our acquired intangible assets with finite lives were fully amortized in 2011.

Long-Lived Assets

We evaluate the carrying value of long-lived assets when indicators of impairment exist.  For the year ended December 31, 2011, no such events or circumstances were identified.  The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value.  In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the years ended December 31, 2011, 2010 and 2009, we recorded no impairment of our long-lived assets.

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

Segment Information

Public companies are required to report selected information about operating segments in annual and interim financial reports to shareholders, as well as related disclosures about an enterprise’s business segments, products, services, geographic areas and major customers. Ultimate operates its business as a single segment.

Revenue Recognition

Effective January 1, 2011, we adopted Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) on a prospective basis.  ASU 2009-13 requires the use of the relative selling price method of allocating the total consideration to units of accounting in a multiple element arrangement and eliminates the residual method. This new accounting principle requires an entity to allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price.  The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.

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

ESP is our best estimate of the selling price of an element in a transaction. If we are unable to establish selling price using either VSOE or TPE, we use ESP in our allocation of arrangement consideration.  The objective of ESP is to determine the price at which we would transact business if the product or service were sold by us on a stand-alone basis.  Our determination of ESP involves the use of a customary discount from the list (or book) price for each element, with the discounted price applied within a narrow range.  The customary discount is derived from historical data that has been analyzed to determine trends and patterns. We analyze the customary discount used for determining ESP on no less than an annual basis.

We evaluate each deliverable in our arrangements to determine whether it represents a separate unit of accounting.  A deliverable constitutes a separate unit of accounting when it has stand-alone value to our customers.  Our products and services qualify as separate units of accounting under ASU 2009-13.

There are two major elements in our multiple element arrangements for the delivery of our SaaS Offering, which are recurring revenues (i.e., SaaS subscription revenues and customer support and maintenance revenues) and services revenues (mostly implementation consulting services).   Also included in our total revenues, to a much lesser degree, are license revenues from the employee growth of our previously licensed customers.

For multiple element arrangements, the consideration allocated to SaaS subscription revenues is recognized as recurring revenues over the initial contract period, as those services are delivered, commencing with the Live date of the related product. The consideration allocated to fixed fee implementation services in multiple element arrangements is recognized as services revenues on a percentage of completion basis, using reasonably dependable estimates with respect to milestones achieved (in relation to progression through implementation phases), by product.

Single element arrangements typically consist of renewals for SaaS subscriptions and maintenance agreements. In addition, subsequent to the introduction of the Partners for Life program (in the second half of 2010), implementation services sold on a time and materials basis typically represent single element arrangements. Under these single element arrangements, SaaS subscription and maintenance revenues are recognized over the related renewal period, as the services are delivered, and implementation services are recognized as the services are performed.

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

The majority of services revenues are recognized over the implementation period, which is from the contract execution date until the Live date. SaaS revenues are recognized over the contract term, beginning in the month the customer goes Live. There was no material change to the pattern or timing of revenue recognition for either services or SaaS elements as a result of adopting ASU 2009-13.

Recurring Revenues

Recurring revenues consist of subscription revenues recognized from our SaaS Offering, as well as customer support and maintenance revenues.

i)  SaaS subscription revenues are principally derived from PEPM fees earned from the SaaS Offering and from sales of hosting services on a stand-alone basis to customers who already own a perpetual license ("Base Hosting").  Ongoing PEPM fees from the SaaS Offering and Base Hosting are recognized as subscription revenues as the services are delivered, commencing when the customer goes Live.
ii)  Customer support and maintenance revenues are derived from maintaining, supporting, and providing periodic updates of our software for our hosting services.  Since we stopped selling perpetual licenses to our new customers effective April 1, 2009, customer support and maintenance revenues stem from annual renewals.

Under our SaaS Offering, our customers do not have the right to take possession of our software and these arrangements are considered service contracts. Selling price of multiple deliverables in SaaS arrangements is derived for each element based on the guidance provided by ASU 2009-13.  The multiple elements that typically exist in SaaS arrangements include hosting services, the right to use UltiPro, maintenance of UltiPro (i.e., product enhancements, updates and customer support) and professional services (i.e., primarily implementation consulting services).

The pricing for the three elements that pertain to recurring revenues (i.e., hosting services, the right to use UltiPro and maintenance of UltiPro) is bundled.  Since these three bundled elements are components of recurring revenues in the consolidated statements of operations, allocation of selling price to each of the three elements is not necessary and they are not reported separately.  Selling price, which is established through VSOE, for the bundled elements, as a whole, is determined on the basis of renewal pricing, without taking into consideration potential price increases or potential changes in the number of employees of the customer in the future due to the uncertainties surrounding these potential occurrences.  These bundled elements are provided on an ongoing basis, represent undelivered elements and are recognized on a monthly basis as the related services are performed, commencing once the customer goes Live.

Services Revenues

Services revenues primarily include revenues from fees charged for implementation consulting services in connection with the implementation of our product solutions and, to a much lesser extent, training of customers in the use of our products and fees for other services, including the provision of payroll-related forms, sales of time clocks and the printing of W-2 forms for certain customers, as well as certain client reimbursable out-of-pocket expenses.

Prior to the introduction of the Partners for Life program in the second half of 2010, our multiple element sales contracts included recurring SaaS revenues, priced on a PEPM basis, and implementation services, priced on a time and materials basis.  As the Partners for Life program has evolved (particularly over the course of 2011), we have found that the vast majority of multiple element contracts contain recurring SaaS revenues and implementation services priced on a fixed fee basis. Time and materials implementation consulting services are still sold but, generally, as stand-alone sales not directly related to the basic implementation of the SaaS product. The total arrangement consideration is allocated to services elements in the arrangement based on relative selling prices, using the prices established when the services are sold on a stand-alone basis.  Selling price is established through ESP for fixed fee implementation consulting services related to our Partners for Life program.

Revenues from implementation consulting services sold on a fixed-fee basis are recognized using the percentage of completion accounting method, which involves the use of estimates.  Percentage of completion is measured at each reporting date based on progress made to date, using reasonably dependable estimates with respect to milestones achieved or billable hours, as applicable.

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

Since April 1, 2009, sales to new customers are only on a subscription basis (priced and billed to our customers on a PEPM basis).  We no longer sell our on-site UltiPro solutions to new customers on a perpetual license basis. We do sell licenses to existing license customers but only in relation to the customer’s employee growth. Any such licenses are recognized as license revenues in our consolidated financial statements upon the delivery of the related software product when all significant contractual obligations have been satisfied.

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

As of December 31, 2011, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,500,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 700,228 shares.

The Plan provides broad discretion to the Compensation Committee of the Board of Directors to create appropriate equity incentives for directors, officers and employees of Ultimate.  The Plan is intended to attract and retain talented employees and align employee and stockholder interests.

For purposes of calculating and accounting for stock-based compensation expense (“SBC”) in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”) for restricted stock awards and restricted stock units, we measure compensation based on the closing market price of our Common Stock at the date of grant and it is recognized on a straight-line basis over the vesting period.  We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rate is based on historical data.

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

Income Taxes

We are subject to Federal, foreign and state corporate income taxes.  We account for income taxes using an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

We make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that Ultimate will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, as well as current tax laws and interpretation of current tax laws, in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2011 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income sufficient to realize all of our remaining deferred tax assets.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2011, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required. See Note 15 for further discussion.

ASC 740, “Income Taxes” (“ASC 740”), clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Specifically, ASC 740 prescribed a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2011 and 2010, we did not have any interest and penalties accrued related to unrecognized tax benefits.

Reimbursable Out-Of-Pocket Expenses

Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in our accompanying consolidated statements of operations, were $1.1 million, $1.0 million and $1.3 million for 2011, 2010 and 2009, respectively.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other” (“ASU 2011-08”).  ASU 2011-08 is an amendment to Accounting Standard Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”).  As a result of the issuance of ASU 2011-08, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, through a qualitative approach, that it is more likely than not that its fair value is less than its carrying amount.  An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after qualitatively assessing the totality of events or circumstances, an entity determines it is  more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We have evaluated the impact of adopting ASU 2011-08 and determined that the adoption of this ASU will not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 was issued to increase the prominence of items reported in other comprehensive income and to facilitate the convergence of GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  We have evaluated the impact of adopting ASU 2011-05 and determined that the adoption of this ASU will not have an impact on our consolidated financial statements, as it only requires a change in the format of our current presentation of comprehensive income.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”).  ASU 2011-04 is an amendment to ASC 820, “Fair Value Measurement” (“ASC 820”) to achieve common fair value measurement and disclosure requirements in GAAP and IFRS.  ASU 2011-04 changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments include (i) those that clarify the intent of the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011.  We have evaluated the impact of adopting ASU 2011-04 and determined that the adoption of this ASU will not have a material impact on our consolidated financial statements.

4.          Discontinued Operations

During the year ended December 31, 2010, Ultimate discontinued and liquidated the operations of The Ultimate Software Group UK Limited, our wholly-owned subsidiary in the United Kingdom (the “UK Subsidiary”).

Discontinued operations, net of income taxes, for the years ended December 31, 2010 and 2009 resulted in a loss of $0.9 million and $0.3 million, respectively.  There was no loss from discontinued operations for the year ended December 31, 2011.  The loss from discontinued operations, net of income taxes, of $0.9 million for the year ended December 31, 2010, was principally from the realization of a non-cash foreign currency translation adjustment.  The discontinuation of the operations of the UK Subsidiary was completed as of September 30, 2010.

The financial results of discontinued operations of the UK Subsidiary are as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Total revenues	$–	$51	$299

Pretax loss from UK Subsidiary operations	$–	$(85)	$(472)
Loss from disposal of UK Subsidiary (primarily for foreign
currency translation adjustment)	–	(912)	–
Pretax loss from discontinued operations	–	(997)	(472)
Income tax benefit	–	144	136
Loss from discontinued operations, net of
income taxes	$–	$(853)	$(336)

The assets and liabilities of the UK Subsidiary were immaterial, both individually and in the aggregate, and, therefore, are not presented separately.

5.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income was $3 thousand and $7 thousand of net unrealized gains, net of tax, on available-for-sale securities at December 31, 2011 and December 31, 2010, respectively.

The amortized cost, net unrealized gain (loss) and fair value of our investments in marketable available-for-sale securities as of December 31, 2011 and December 31, 2010 are shown below (in thousands):

	As of December 31, 2011			As of December 31, 2010
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value	Cost	Gain	Value

Corporate debentures – bonds	$2,569	$(3)	$2,566	$2,903	$4	$2,907
Commercial paper	1,799	–	1,799	2,599	–	2,599
U.S. Agency bonds	2,763	1	2,764	1,513	1	1,514
U.S. Treasury bills	1,206	5	1,211	1,504	2	1,506
Non U.S. government bond	–	–	–	301	–	301
Certificates of deposit	790	–	790	490	–	490
Total investments	$9,127	$3	$9,130	$9,310	$7	$9,317

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity at December 31, 2011 is shown below (in thousands):

	As of December 31, 2011
	Amortized	Fair
	Cost	Value

Due in one year or less	$7,585	$7,584
Due after one year	1,542	1,546
Total	$9,127	$9,130

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  We did not have any transfers into and out of Level 1 and Level 2 during the years ended December 31, 2011, 2010 and 2009.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, U.S. agency bonds, U.S. Treasury bills and a non U.S. government bond.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  We use consensus pricing, which is based on multiple pricing sources, to value our fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of December 31, 2011 and December 31, 2010 (in thousands):

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of December 31, 2011 and December 31, 2010 (in thousands):

	As of December 31, 2011				As of December 31, 2010
		Quoted				Quoted
		Prices in	Other	Un-		Prices in	Other	Un-
		Active	Observable	Observable		Active	Observable	Observable
		Markets	Inputs	Inputs		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$2,566	$–	$2,566	$–	$2,907	$–	$2,907	$–
Commercial paper	1,799	–	1,799	–	2,599	–	2,599	–
U.S. Agency bonds	2,764	–	2,764	–	1,514	–	1,514	–
U.S. Treasury bills	1,211	–	1,211	–	1,506	–	1,506	–
Non-U.S. government bond	–	–	–	–	301	–	301	–
Certificates of deposit	790	790	–	–	490	490	–	–
Total	$9,130	$790	$8,340	$–	$9,317	$490	$8,827	$–

Assets and liabilities measured at fair value on a recurring basis were presented in the consolidated balance sheets as of December 31, 2011 and as of December 31, 2010 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of December 31, 2011 and December 31, 2010.

6.           Allowance for Doubtful Accounts

We have established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable by customer and historical experience.

The activity within allowance for doubtful accounts was as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$800	$600	$700
Charged to expenses and other	1,586	1,549	972
Write-offs and other	(1,911)	(1,349)	(1,072)
Balance at end of year	$475	$800	$600

7.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2011	2010
Prepaid commissions on SaaS sales	$13,910	$12,623
Other prepaid expenses	3,999	3,432
Other current assets	5,035	2,558
Total prepaid expenses and other current assets	$22,944	$18,613

8.           Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2011	2010
Computer equipment	$75,393	$66,735
Leasehold improvements	12,771	9,134
Furniture and fixtures	7,172	3,960
Building	929	929
Land	655	655
Property and equipment	96,920	81,413
Less: accumulated depreciation and amortization	72,434	63,338
Property and equipment, net	$24,486	$18,075

Depreciation and amortization expense on property and equipment, including depreciation and amortization expense on property and equipment under capital leases, totaled $10.2 million, $10.3 million and $10.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Included in property and equipment is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2011	2010
Computer equipment	$25,727	$22,799
Less: accumulated amortization	22,476	19,457
	$3,251	$3,342

Depreciation and amortization expense on property and equipment under capital leases totaled $3.0 million, $2.5 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

9.           Foreign Currency

The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of our wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., is the Canadian dollar and the functional currency of the dissolved UK Subsidiary was the British pound.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in consolidated stockholders’ equity as a component of accumulated other comprehensive income (loss).  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the consolidated statements of operations.

Included in comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 were realized foreign currency translation losses and unrealized foreign currency translation gains (losses), as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Realized foreign currency translation (losses)	$–	$(912)	$–

Unrealized foreign currency translation gains (losses)	$(179)	$(89)	$305

10.           Software Development Costs

We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility. Based on Ultimate’s product development process, technological feasibility is established upon the completion of a working model. There were no research and development expenses capitalized in 2011 and 2010.  During 2009, a total of $0.1 million of research and development expenses were capitalized in relation to UltiPro Onboarding, which is a product that handles certain human resources functionality for new hires of a company, and had its general release in the first quarter of 2009.  Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically five years.   Capitalized software and accumulated amortization of capitalized software were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Capitalized software	$11,342	$11,342	$11,342
Less: accumulated amortization	9,577	8,227	6,879
Capitalized software, net	$1,765	$3,115	$4,463

Amortization of capitalized software was $1.3 million, $1.3 million and $1.3 million in 2011, 2010 and 2009, respectively, and is included within cost of recurring revenues in the consolidated statements of operations.

Future amortization for capitalized software at December 31, 2011 is as follows (in thousands):

Year	Amount
2012	$1,257
2013	508
$1,765

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

11.           Earnings Per Share

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Basic weighted average shares outstanding	25,814	24,960	24,463
Effect of dilutive equity instruments	1,992	2,141	–
Dilutive shares outstanding	27,806	27,101	24,463

Options to purchase shares of Common Stock and other stock-
based awards outstanding which are not included in the
calculation of diluted income (loss) per share because their
impact is anti-dilutive	33	25	6,161

12.           Comprehensive Income (Loss)

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

Comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	For the Years Ended
	December 31,
	2011	2010	2009

Net income (loss) (1)	$4,282	$2,157	$(1,142)
Other comprehensive income (loss):
Realized foreign currency translation adjustment	–	912	–
Unrealized (loss) gain on investments in marketable securities available-for-sale	(4)	(1)	1
Unrealized (loss) gain on foreign currency translation adjustments	(179)	(89)	305
Comprehensive income (loss)	$4,099	$2,979	$(836)

(1)
The amount attributable to the UK Subsidiary and accumulated in the foreign currency translation adjustment component of equity became realized in the consolidated statements of operations during the year ended December 31, 2010, the period in which discontinuation of the operations for the UK Subsidiary was completed.

13.  Goodwill and Intangible Assets

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses.  Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition.  Goodwill consists of the following (in thousands):

	As of December 31,
	2011	2010

Goodwill, beginning balance	$3,025	$3,198
Impact of foreign currency translation	–	(173)
Goodwill, ending balance	$3,025	$3,025

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

As of December 31, 2011, Ultimate’s intangible assets were fully amortized and therefore they were no longer classified in other assets in our consolidated balance sheet as of December 31, 2011.

As of December 31, 2010, Ultimate’s intangible assets had estimated useful lives and were classified in other assets, net, in our consolidated balance sheet as of December 31, 2010 as follows (in thousands):

	Estimated Useful Lives	Balance as of December 31, 2010
Acquired intangible assets:
Developed technology	1 year	$83

Due to discontinuing the operations of the UK Subsidiary, the amortization of intangible assets related to customer relationships was accelerated during 2010.  There were no changes made to the amortization of the developed technology intangible asset as this technology has been and will continue to be leveraged into the UltiPro suite of products.

Amortization expense for the acquired intangible assets reflected above was $83 thousand, $281 thousand and $221 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, there is no future amortization expense for acquired intangible assets.

14.  Capital Lease Obligations

We lease certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2014. Interest rates on these leases range from 4.25% to 4.62%. The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2011 (in thousands):

Year	Amount
2012	$2,841
2013	1,718
2014	520
5,079
Less amount representing interest	(210)
Lease obligations reflected as current ($2,694) and non-current ($2,175)	$4,869

15.  Income Taxes

For the year ended December 31, 2011, the income tax provision of $11.8 million was based on book income from continuing operations before income taxes of $16.1 million.  For the year ended December 31, 2010, the income tax provision of $5.2 million was based on book income from continuing operations before income taxes of $8.2 million.  For the year ended December 31, 2009, the income tax provision of $0.7 million was based on a book loss from continuing operations before income taxes of $0.1 million.  Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax (provision) benefit consists of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Current taxes:
Federal	$(7,339)	$(7,276)	$—
State and local	(1,602)	(1,408)	(24)
Foreign	(139)	(102)	—
Deferred taxes, net
Federal	(2,541)	3,094	(369)
State and local	(237)	564	(29)
Foreign	18	(33)	(299)
Income tax provision	$(11,840)	$(5,161)	$(721)

The income tax (provision) benefit is different from that which would be obtained by applying the statutory federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Income tax (provision) benefit at statutory federal tax rate	$(5,642)	$(2,860)	$30
State and local income taxes, net of the federal benefit	(1,195)	(548)	(20)
Non-deductible expenses	(4,920)	(1,782)	(662)
Change in tax rates	28	27	34
Change in foreign valuation allowance	–	85	(103)
Other, net	(111)	(83)	–
Income tax provision	$(11,840)	$(5,161)	$(721)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities at December 31, 2011, 2010 and 2009 were as follows (in thousands):

	As of December 31,
	2011	2010	2009

Deferred tax assets:
Net operating losses	$–	$–	$4,886
Tax credit carryforwards	127	127	224
Deferred revenue	2,501	3,362	3,849
Accruals not currently deductible	356	239	213
Allowance for doubtful accounts	166	292	233
Charitable contributions	524	264	234
Stock-based compensation	22,217	21,258	17,608
Deferred rent adjustment	1,322	1,171	1,235
Gross deferred tax assets	27,213	26,713	28,482
Less valuation allowance	–	–	(4,972)
Deferred tax assets	$27,213	$26,713	$23,510

Deferred tax liabilities:
Property and equipment	$(5,890)	$(1,836)	$(1,391)
Acquired intangible assets	–	(32)	(141)
Software development costs	111	(415)	(1,099)
Other, net	(15)	(8)	(15)
Gross deferred tax liabilities	(5,794)	(2,291)	(2,646)

Net deferred tax assets	$21,419	$24,422	$20,864

Ultimate considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating loss carryforwards, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies and reversal of deferred tax liabilities in assessing the need for the valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

 The available positive evidence at December 31, 2011 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2011.

There was no valuation allowance for the years ended December 31, 2011 and 2010.  The net decrease in the valuation allowance for the year ended December 31, 2010 was $5.0 million, $4.7 million relating primarily to the recognition of stock-based payment deductions in stockholders’ equity and a $0.3 million decrease relating to foreign operations.  The write-off of the valuation allowance attributable to discontinued operations for the UK Subsidiary accounted for $0.2 million of the $0.3 million decrease.  The net decrease in the valuation allowance for the year ended December 31, 2009 was $0.7 million, an $0.8 million decrease relating primarily to the recognition of stock-based payment deductions in stockholders’ equity and a $0.1 million increase relating to foreign operations.

The activity within the valuation allowance for deferred tax assets was as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$–	$4,972	$5,657
Charged to expenses and other	–	(4,663)	(789)
Write-offs and other	–	(309)	104
Balance at end of year	$–	$–	$4,972

Management continues to apply the Exception to the Comprehensive Recognition of Deferred Income Taxes to the undistributed earnings of our foreign subsidiary, Ultimate Canada.  The Comprehensive Recognition of Deferred Income Taxes presumes that all undistributed earnings will be transferred to the parent entity.  This presumption may be overcome by the parent entity, and no income taxes would be accrued, if sufficient evidence shows that the subsidiary has invested or will invest the undistributed earnings indefinitely or that the earnings will be remitted in a tax-free liquidation.  A parent entity shall have evidence of specific plans for reinvestment of undistributed earnings of a subsidiary which demonstrates that remittance of the earnings will be postponed indefinitely.  These criteria required to overcome the presumption are sometimes referred to as the indefinite reversal criteria.  Accordingly, deferred income taxes were not recognized on the undistributed earnings of Ultimate Canada.  The cumulative undistributed earnings are not deemed material.

At December 31, 2011, we had approximately $112.8 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income.  The $112.8 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the tax benefit of which will primarily be credited to paid-in-capital and deferred tax asset when realized.  As a result, the tax benefits associated with stock based compensation are included in net operating loss carryforwards but not reflected in deferred tax assets.  During 2011, we realized a tax benefit of $8.8 million comprised of an $8.5 million and a $0.3 million credit to paid-in-capital and deferred tax asset, respectively.  As of December 31 2011, we did not have any net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income. The carryforwards expire from 2012 through 2031. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments.

ASC 740, “Income Taxes,” ("ASC 740") requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  As of December 31, 2011, we had gross unrecognized tax benefits of approximately $1.9 million, all of which would impact the effective tax rate if recognized.  While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

Tax years 1997 to 2010 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.  We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2011 and 2010, we did not have any interest and penalties accrued related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	As of December 31,
	2011	2010	2009

Balance at January 1,	$1,866	$–	$–
Tax positions taken in prior period
Gross increases	–	–	–
Gross decreases	–	–	–
Tax positions taken in current period
Gross increases	–	1,866	–
Settlements	–	–	–
Statute expiration	–	–	–
Balance at December 31,	$1,866	$1,866	$–

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

As of December 31, 2011, the aggregate number of shares of Common Stock authorized under the Plan and the Prior Plan was 12,500,000 and the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 700,228 shares.

Stock-Based Compensation

The following table sets forth the stock-based compensation resulting from stock-based arrangements that is recorded in our consolidated statements of operations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Cost of recurring revenues	$1,402	$914	$689
Cost of services revenues	1,464	1,238	1,316
Sales and marketing	6,824	6,678	7,059
Research and development	1,625	1,218	1,228
General and administrative	3,694	3,201	2,942
Total stock-based compensation	$15,009	$13,249	$13,234

Net cash proceeds from the exercise of Options were $13.3 million, $14.9 million and $6.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.  There was an $8.5 million, a $6.7 million and a $0.5 million income tax benefit recognized in additional paid in capital from the realization of excess stock-based payment deductions during the years ended December 31, 2011, 2010 and 2009, respectively.

Fair Value

There were no Options granted during the years ended December 31, 2011, 2010 and 2009.  The fair value of restricted stock awards and restricted stock units is equal to the closing price of our Common Stock on NASDAQ on the date of grant.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rate for the years ended December 31, 2011, 2010 and 2009 was based on historical data.

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

Restricted Stock Awards

Under the provisions of the Plan, Ultimate may, at the discretion of the Compensation Committee or the Board, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  During the years ended December 31, 2011, 2010 and 2009, we granted Restricted Stock Awards for 193,625, 134,750 and 175,000 shares, respectively, of Common Stock to officers and employees and we granted Restricted Stock Awards for 23,289, 30,816 and 37,235 shares, respectively, of Common Stock to non-employee directors.  Compensation expense for Restricted Stock Awards is measured based on the closing market price of our Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period.  Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto.  Each Restricted Stock Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with Ultimate or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause or, in the case of a non-employee director, at cessation of his board services at the end of his term.  Included in our consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009 was $8.4 million, $8.0 million and $7.9 million, respectively, of compensation expense for Restricted Stock Awards.

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

There were 242,062, 199,525 and 211,635 Restricted Stock Unit Awards granted to employees during the years ended December 31, 2011, 2010 and 2009, respectively.    Non-cash stock-based compensation expense for Restricted Stock Unit Awards is measured based on the fair market value of our Common Stock on the date of grant and recognized on a straight-line basis over the vesting period.  Included in Ultimate’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 was $5.9 million, $2.4 million and $0.9 million, respectively, of non-cash compensation expense for Restricted Stock Unit Awards.

Option, Restricted Stock and Restricted Stock Unit Activity

The following table summarizes Option activity for the years ended December 31, 2009, 2010 and 2011, as follows (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	4,964	$16.86
Granted	–	–
Exercised	(668)	9.40
Forfeited or expired	(131)	24.94
Outstanding at December 31, 2009	4,165	$17.79	5.55	$49,687

Exercisable at December 31, 2009	3,576	$16.12	5.15	$48,360

Outstanding at December 31, 2009	4,165	$17.79
Granted	–	–
Exercised	(1,124)	13.25
Forfeited or expired	(26)	27.58
Outstanding at December 31, 2010	3,015	$19.40	5.07	$88,136

Exercisable at December 31, 2010	2,807	$18.71	4.90	$83,989

Outstanding at December 31, 2010	3,015	$19.40
Granted	–	–
Exercised	(776)	17.11
Forfeited or expired	(16)	19.58
Outstanding at December 31, 2011	2,223	$20.20	4.27	$99,850

Exercisable at December 31, 2011	2,219	$20.20	4.27	$99,850

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of our Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the Option holders had all Option holders exercised their Options on December 31, 2011.  The amount of the aggregate intrinsic value changes, based on the fair value of our Common Stock.  Total intrinsic value of Options exercised during the years ended December 31, 2011, 2010 and 2009 was $31.2 million, $25.1 million and $10.1 million, respectively.  Total fair value of Options vested during the years ended December 31, 2011, 2010 and 2009 was $2.3 million, $4.2 million, $5.7 million, respectively.

As of December 31, 2011, there was no total unrecognized compensation cost related to non-vested Options expected to be recognized.

The following table summarizes Restricted Stock and Restricted Stock Unit Award activity for the years ended December 31, 2009, 2010 and 2011, as follows (in thousands, except per share amounts):

	Restricted Stock
		Weighted Average Grant Date	Restricted Stock Units
	Shares	Fair Value	Shares
Outstanding at December 31, 2008	1,361	$23.09	45
Granted	212	26.55	211
Vested	–	–	–
Released	(169)	16.86
Forfeited or expired	–	–	(9)
Outstanding at December 31, 2009	1,404	$24.36	247
Granted	166	40.51	200
Vested	–	–	–
Released	(263)	23.16	(95)
Forfeited or expired	–	–	(16)
Outstanding at December 31, 2010	1,307	$26.64	336
Granted	217	62.62	242
Vested	–	–	–
Released	(479)	32.89	(126)
Forfeited or expired	–	–	(23)
Outstanding at December 31, 2011	1,045	$31.25	429

As of December 31, 2011, $21.4 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 1.9 years.  As of December 31, 2011, $11.4 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information with respect to Options outstanding and Options exercisable under the Plan at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$0.89—$4.23	226,761	1.06	$3.38	226,761	$3.38
$6.86—$13.05	386,188	2.38	11.30	382,178	11.30
$13.63—$16.68	263,627	4.01	15.00	263,627	15.00
$17.11—$21.60	277,534	4.19	20.42	277,534	20.42
$24.20—$24.20	94,870	4.81	24.20	94,870	24.20
$24.30—$24.30	246,677	5.08	24.30	246,677	24.30
$26.72—$27.02	32,275	5.03	26.88	32,275	26.88
$28.41—$28.41	355,624	6.05	28.41	355,624	28.41
$30.34—$32.39	228,434	6.06	31.56	228,434	31.56
$32.54—$34.89	111,044	6.17	33.25	111,044	33.25
$0.89—$34.89	2,223,034	4.27	$20.20	2,219,024	$20.20

Board Compensation

On February 4, 2009, the Compensation Committee of the Board (the “Compensation Committee”) amended the previously approved arrangement pursuant to which the non-employee directors and the Chairmen of the Audit Committee of the Board (the “Audit Committee”) and the Compensation Committee, respectively, were granted Options for each regular Board and Committee meeting attended.  Under the arrangement as amended, (i) each non-employee director was granted a restricted stock award of 1,000 shares of Common Stock for each regular meeting of the Board attended in 2009 and during the first three quarters of 2010 and (ii) each of the Chairmen of the Audit Committee and Compensation Committee was granted a restricted stock award of 625 shares of Common Stock for attendance at each regular meeting of the respective  Committee in 2009 and during the first three quarters of 2010 that he chaired.  In addition, in 2009 and in 2010, each non-employee director was granted, for each fiscal quarter during which he served, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Board for each such quarter, rounded down to the closest full number of shares.  Under the arrangement as amended, the date of grant shall not be a date prior to the date of the Board’s determination of the same and such restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service or the end of his term or the occurrence of a change of control of Ultimate.

On October 25, 2010, the Board amended the previously approved arrangement pursuant to which the non-employee directors and Chairmen of the Audit and Compensation Committees of the Board, respectively, were granted Awards for each regular Board and Committee meeting attended.  Under the arrangement, as amended, (i) each non-employee director was granted a restricted stock award of 750 shares of Common Stock for each regular meeting of the Board attended in the fourth quarter of 2010 and in 2011 and (ii) each of the Chairmen of the Audit Committee and Compensation Committee was granted a restricted stock award of 468 shares of Common Stock for attendance at each regular meeting of the Committee during the fourth quarter of 2010 and in 2011 that he chaired.

The following table summarizes information about Restricted Stock Awards granted by us to non-employee directors in exchange for director related services rendered for 2011, 2010 and 2009:

Year	Market Value of Restricted Stock Awards Granted	Number of Restricted Stock Awards Granted

2009	$14.43	10,580
	18.75	9,580
	26.97	8,565
	27.63	8,510

2010	$30.29	8,310
	31.84	8,210
	33.33	8,125
	42.03	6,171

2011	$53.33	5,856
	53.57	5,851
	50.75	5,916
	63.57	5,666

The non-cash compensation expense, recognized in the consolidated statements of operations related to the Restricted Stock Awards granted to non-employee directors, including the chairmen of the Audit and Compensation Committees, determined pursuant to the application of ASC 718 for the years ended December 31, 2011, 2010 and 2009, was $706,000, $427,000 and $188,000, respectively, and is included in general and administrative expenses.

Common Stock

The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

17.  Commitments and Contingencies

Operating Leases

We lease corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. Total rent expense under these agreements was $5.5 million, $4.0 million and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum annual rental commitments related to these leases are as follows at December 31, 2011 (in thousands):

Year	Amount
2012	$5,082
2013	4,785
2014	5,158
2015	4,557
2016	3,850
Thereafter	4,543
$27,975

Litigation

From time-to-time, Ultimate is involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our operating results or financial condition.

18.  Related Party Transactions

On October 23, 2006, Ultimate’s Board elected Al Leiter as a non-employee member of Ultimate’s Board of Directors.  During October 2002, Mr. Leiter entered into an agreement with Ultimate pursuant to which he agreed to (i) attend and participate in certain internal meetings of Ultimate; (ii) assist our salespeople with prospects; and (iii) act as an official spokesperson for Ultimate in exchange for which we agreed to make contributions to Leiter’s Landing, Mr. Leiter’s non-profit charitable organization benefiting children, in the amount of one tenth (1/10) of one percent, or 0.1%, of our total revenues as reported in our consolidated statements of operations.  Pursuant to this agreement, for the fiscal years ended December 31, 2011, 2010 and 2009, Ultimate contributed a total of approximately $200,000, $200,000, and $197,000, respectively, to Leiter’s Landing.  In February 2007, Mr. Leiter and Ultimate agreed that the maximum amount payable by Ultimate in any one year under this agreement is $200,000.

19.  Employee Benefit Plan

Ultimate provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the 401(k) Plan, which are made at the sole discretion of Ultimate, were $2.5 million, $2.0 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of December 31, 2011, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on Ultimate’s internal control over financial reporting as of December 31, 2011, which is included on page 62 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2011 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:

We have audited The Ultimate Software Group, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

February 29, 2012
Miami, Florida
Certified Public Accountants

Item 9B.  Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman) and other key employees of Ultimate, and their ages as of February 18, 2012, are as follows:

Name	Age	Position(s)
Scott Scherr	59	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	54	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	54	Executive Vice President, Chief Financial Officer and Treasurer
Jon Harris	47	Senior Vice President and General Manager, Enterprise Services
Robert Manne	58	Senior Vice President, General Counsel
Vivian Maza	50	Senior Vice President, Chief People Officer and Secretary
Adam Rogers	37	Senior Vice President, Chief Technology Officer
Greg Swick	48	Senior Vice President, Chief Enterprise Sales Officer
Chris Phenicie	40	Senior Vice President, Chief Workplace Sales Officer
Bill Hicks	46	Senior Vice President, Shared Services Chief Information Officer
Julie Dodd	42	Senior Vice President and General Manager, Workplace Services
Jody Kaminsky	37	Senior Vice President, Marketing
James A. FitzPatrick, Jr.	62	Director
LeRoy A. Vander Putten	77	Director
Rick A. Wilber	65	Director
Robert A. Yanover	75	Director
Alois T. Leiter	46	Director

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

Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal.  Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting of stockholders (the “Annual Meeting”) in 2014.  Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting in 2012.  Messrs. Scott Scherr and Al Leiter serve on the Board in the class whose term expires at the Annual Meeting in 2013.

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

When considering potential director candidates, the Board considers the candidate’s independence (as mandated by the NASDAQ rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of Ultimate and the Board.  Other information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2012 under the heading “Corporate Governance, Board Meetings and Committees of the Board.”  In 2011, Ultimate did not pay any fees to a third party to assist in identifying or evaluating potential nominees.

The Board will consider director candidates recommended by Ultimate’s stockholders in a similar manner as those recommended by members of management or other directors.

Other Information

The information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2012 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance, Board Meetings and Committees of the Board-Audit Committee.”

Item 11.                      Executive Compensation

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2012 Annual Meeting under the headings “Executive Compensation Policy,” “Director Compensation” and “Compensation Committee Report.”

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2012 Annual Meeting under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information.

The following table summarizes information related to Ultimate’s equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Refleceted in Column ( a ))

Equity compensation plans approved by security holders	2,223,034	$20.20	700,228
Equity compensation plans not approved by security holders	–	–	–
Total	2,223,034	$20.20	700,228

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2012 Annual Meeting under the headings “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance, Board Meetings and Committees of the Board.”

Item 14.                      Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2012 Annual Meeting under the heading “KPMG LLP Fees.”

PART IV

Item 15.                      Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Form 10-K:

1.
The following consolidated financial statements of Ultimate, together with the report thereon, of KPMG LLP, our Independent Registered Public Accounting Firm, are included in Part II, Item 8, of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

3. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the
Registration Statement on Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the “Registration Statement”))
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
10.53
Amended and Restated Change in Control Bonus Plan for Executive Officers dated April 26, 2010 (incorporated by reference to Exhibit 10.4 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010)

10.54
Commercial lease between 2000 Main Street Associates, LLC (“Landlord”) and Ultimate, dated November 3, 2010 (incorporated by reference to Exhibit 10.54 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)

10.55
Commercial lease between Micari Holdings, LLC (“Landlord”) and Ultimate, dated November 5, 2010 (incorporated by reference to Exhibit 10.55 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)

10.56	Commercial lease between Galleria 400, LLC (“Landlord”) and Ultimate, dated December 29, 2010 (incorporated by reference to Exhibit 10.56 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)
10.57	Commercial lease between AG/LPC Griffin Towers, L.P., (“Landlord”) and Ultimate, dated
February 23, 2011 (incorporated by reference to Exhibit 10.1 to Ultimate’s Quarterly Report on Form 10-Q, dated May 10, 2011)
21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.

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

Date:  February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr	President, Chief Executive	February 29, 2012
Scott Scherr	Officer and Chairman of the
Board

/s/ Mitchell K. Dauerman	Executive Vice President,	February 29, 2012
Mitchell K. Dauerman	Chief Financial Officer and
Treasurer (Principal Financial
and Accounting Officer)

/s/ Marc D. Scherr	Vice Chairman of the Board	February 29, 2012
Marc D. Scherr	and Chief Operating Officer

/s/ James A. FitzPatrick, Jr.	Director	February 29, 2012
James A. FitzPatrick, Jr.

/s/ LeRoy A. Vander Putten	Director	February 29, 2012
LeRoy A. Vander Putten

/s/ Rick Wilber	Director	February 29, 2012
Rick Wilber

/s/ Robert A. Yanover	Director	February 29, 2012
Robert A. Yanover

/s/ Alois T. Leiter	Director	February 29, 2012