Form 10-Q
period 2012-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2012-05-04
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 1, 2012, there were 26,629,324 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES (“ULTIMATE”)

i

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of	As of
	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$57,123	$46,149
Investments in marketable securities	8,321	7,584
Accounts receivable, net of allowance for doubtful accounts of $475 for 2012 and 2011	51,084	56,186
Prepaid expenses and other current assets	23,356	22,944
Deferred tax assets, net	1,287	1,277
Total current assets before funds held for customers	141,171	134,140
Funds held for customers	332,529	118,660
Total current assets	473,700	252,800
Property and equipment, net	25,195	24,486
Capitalized software, net	1,427	1,765
Goodwill	3,025	3,025
Investments in marketable securities	1,585	1,546
Other assets, net	15,453	15,056
Deferred tax assets, net	20,077	20,142
Total assets	$540,462	$318,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,658	$6,265
Accrued expenses	15,555	11,589
Deferred revenue	82,234	83,416
Capital lease obligations	2,878	2,694
Total current liabilities before customer funds obligations	106,325	103,964
Customer funds obligations	332,529	118,660
Total current liabilities	438,854	222,624
Deferred revenue	2,689	3,147
Deferred rent	3,377	3,384
Capital lease obligations	2,379	2,175
Income taxes payable	1,866	1,866
Total liabilities	449,165	233,196
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	–	–
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	–	–
Common Stock, $.01 par value, 50,000,000 shares authorized, 30,499,790 and 30,204,440 shares issued in 2012 and 2011, respectively	305	302
Additional paid-in capital	246,613	242,100
Accumulated other comprehensive income (loss)	76	(57)
Accumulated deficit	(46,947)	(47,971)
	200,047	194,374
Treasury stock, 3,941,813 shares, at cost, for 2012 and 2011	(108,750)	(108,750)
Total stockholders’ equity	91,297	85,624
Total liabilities and stockholders’ equity	$540,462	$318,820

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Recurring	$60,873	$49,948
Services	17,024	13,729
License	384	828
Total revenues	78,281	64,505
Cost of revenues:
Recurring	19,104	14,693
Services	16,523	13,929
License	88	173
Total cost of revenues	35,715	28,795
Gross profit	42,566	35,710
Operating expenses:
Sales and marketing	18,637	17,123
Research and development	15,696	11,967
General and administrative	6,145	5,613
Total operating expenses	40,478	34,703
Operating income	2,088	1,007
Other (expense) income:
Interest and other expense	(75)	(158)
Other income, net	13	34
Total other (expense) income, net	(62)	(124)
Income before income taxes	2,026	883
Provision for income taxes	(1,002)	(555)
Net income	$1,024	$328

Net income per share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

Weighted average shares outstanding:
Basic	26,394	25,594
Diluted	28,073	27,724

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	For the Three Months Ended March 31,
	2012	2011
Net income	$1,024	$328
Other comprehensive income :
Unrealized loss on investments in marketable
available-for-sale securities	(5)	(5)
Unrealized gain on foreign currency translation
adjustments	136	62
Other comprehensive income, before tax	131	57
Income tax expense related to items of other
comprehensive income	2	2
Other comprehensive income, net of tax	$133	$59
Comprehensive income	$1,157	$387

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Three Months
	Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,024	$328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,011	2,859
Provision for doubtful accounts	133	560
Non-cash stock-based compensation expense	4,354	3,850
Income taxes	949	521
Excess tax benefit from stock-based payments	(894)	(382)
Changes in operating assets and liabilities:
Accounts receivable	4,969	1,366
Prepaid expenses and other current assets	(412)	(1,747)
Other assets	(397)	(293)
Accounts payable	(607)	1,878
Accrued expenses and deferred rent	3,959	459
Deferred revenue	(1,640)	(634)
Net cash provided by operating activities	14,449	8,765

Cash flows from investing activities:
Purchases of property and equipment	(2,211)	(3,995)
Purchases of marketable securities	(4,700)	(4,000)
Maturities of marketable securities	3,924	3,992
Net purchases of securities with customer funds	(213,869)	(183,124)
Net cash used in investing activities	(216,856)	(187,127)

Cash flows from financing activities:

Excess tax benefits from stock-based payments	894	382
Shares acquired to settle employee tax withholding liability	(3,576)	(2,376)
Principal payments on capital lease obligations	(784)	(680)
Net increase in customer fund obligations	213,869	183,124
Net proceeds from issuances of Common Stock	2,844	4,983
Net cash provided by financing activities	213,247	185,433

Effect of exchange rate changes on cash	134	62
Net increase in cash and cash equivalents	10,974	7,133
Cash and cash equivalents, beginning of period	46,149	40,889
Cash and cash equivalents, end of period	$57,123	$48,022

Supplemental disclosure of cash flow information:
Cash paid for interest	$69	$56
Cash paid for income taxes	$141	$267

Supplemental disclosure of non-cash financing activities:
- Ultimate entered into capital lease obligations to acquire new equipment totaling $1,172 and $519 for the three months ended March 31, 2012 and March 31, 2011, respectively.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading cloud provider of people management solutions.  Ultimate’s UltiPro software (“UltiPro”) is a comprehensive software as a service (“SaaS”)- or cloud-based solution delivered primarily to organizations based in the United States and Canada and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   UltiPro is marketed as two solution suites, based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with 1,000 or more employees.   UltiPro Workplace (“Workplace”) is designed for companies with fewer than 1,000 employees.  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

2.           Basis of Presentation, Consolidation and the Use of Estimates

The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012 (the “Form 10-K”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three months ended March 31, 2012 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

3.Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2011, included in the Form 10-K, have not significantly changed.

Recently Adopted Accounting Pronouncements

On January 1, 2012, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other” (“ASU 2011-08”).  ASU 2011-08 is an amendment to Accounting Standard Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”).  As a result of the issuance of ASU 2011-08, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, through a qualitative approach, that it is more likely than not that its fair value is less than its carrying amount.  An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after qualitatively assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test.  The adoption of ASU 2011-08 did not have an impact on our unaudited condensed consolidated financial statements.

On January 1, 2012, we adopted FASB ASU 2011-05, “Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 was issued to increase the prominence of items reported in other comprehensive income and to facilitate the convergence of GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements.  The adoption of this ASU did not have an impact on our unaudited condensed consolidated financial statements, as it only required a change in the format of our presentation of comprehensive income.

On January 1, 2012, we adopted FASB ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”).  ASU 2011-04 is an amendment to ASC 820, “Fair Value Measurement” (“ASC 820”) to achieve common fair value measurement and disclosure requirements in GAAP and IFRS.  ASU 2011-04 changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  These changes include (i) those that clarify the intent of the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The adoption of this ASU did not have a material impact on our unaudited condensed consolidated financial statements.

4.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income was $2 thousand of unrealized losses and $3 thousand of unrealized gains on available-for-sale securities at March 31, 2012 and December 31, 2011, respectively.

The amortized cost, net unrealized gain (loss) and fair value of our investments in marketable available-for-sale securities as of March 31, 2012 and December 31, 2011 are shown below (in thousands):

	As of March 31, 2012			As of December 31, 2011
		Net			Net
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value	Cost	Gain (Loss)	Value

Corporate debentures and bonds	$3,876	$(6)	$3,870	$2,569	$(3)	$2,566
Commercial paper	2,447	–	2,447	1,799	–	1,799
U.S. Agency bonds	1,569	1	1,570	2,763	1	2,764
U.S. Treasury bills	1,206	3	1,209	1,206	5	1,211
Certificates of deposit	810	–	810	790	–	790
Total investments	$9,908	$(2)	$9,906	$9,127	$3	$9,130

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of March 31, 2012 are shown below (in thousands):

	As of March 31, 2012
	Amortized	Fair
	Cost	Value

Due in one year or less	$8,320	$8,321
Due after one year	1,588	1,585
Total	$9,908	$9,906

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2012 and the twelve months ended December 31, 2011.  No assets or investments were classified as Level 3 as of March 31, 2012.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, agency bonds, U.S. Treasury bills and non U.S. government bonds.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012				As of December 31, 2011

	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$3,870	$–	$3,870	$–	$2,566	$–	$2,566	$–
Commercial paper	2,447	–	2,447	–	1,799	–	1,799	–
U.S. Agency bonds	1,570	–	1,570	–	2,764	–	2,764	–
U.S. Treasury bills	1,209	–	1,209	–	1,211	–	1,211	–
Certificates of deposit	810	810	–	–	790	790	–	–
Total	$9,906	$810	$9,096	$–	$9,130	$790	$8,340	$–

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of March 31, 2012 and in the audited consolidated balance sheet as of December 31, 2011 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of March 31, 2012 and December 31, 2011.

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

Property and equipment as of March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Property and equipment	$100,095	$96,920
Less: accumulated depreciation and amortization	(74,900)	(72,434)
	$25,195	$24,486

6.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Prepaid commissions	$14,423	$13,910
Other prepaid expenses	5,257	3,999
Other current assets	3,676	5,035
Total prepaid expenses and other current assets	$23,356	$22,944

7.Capitalized Software

Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically five years.   Capitalized software and accumulated amortization of capitalized software were as follows (in thousands):

	March 31, 2012	March 31, 2011
Capitalized software	$11,342	$11,342
Less: accumulated amortization	(9,915)	(8,565)
Capitalized software, net	$1,427	$2,777

Amortization of capitalized software was $0.3 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively, and is included within cost of recurring revenues in the unaudited condensed consolidated statements of income.

Future amortization for capitalized software at March 31, 2012 is as follows (in thousands):

Year	Amount
2012	$919
2013	508
$1,427

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

8.Earnings Per Share

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Basic weighted average shares outstanding	26,394	25,594
Effect of dilutive equity instruments	1,679	2,130
Dilutive weighted average shares outstanding	28,073	27,724

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive

	–	–

9.           Foreign Currency

The financial statements of Ultimate’s foreign subsidiary The Ultimate Software Group of Canada, Inc., (“Ultimate Canada”) have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in unaudited condensed consolidated stockholders’ equity as a component of accumulated other comprehensive income.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income.

For the three months ended March 31, 2012 and 2011, Ultimate had cumulative unrealized translation gains of $0.1 million and $0.1 million, respectively.  Included in accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated balance sheets, is $0.1 million of unrealized translation gains at March 31, 2012 and $0.1 million of unrealized translation losses at December 31, 2011.

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

As of March 31, 2012, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 521,506 shares.

In its 2012 proxy statement, Ultimate proposed that stockholders approve, at the annual meeting of stockholders to be held on May 18, 2012 (the “Annual Meeting”), a 1,500,000 share increase in the number of shares of Common Stock that may be issued pursuant to Awards under the Plan.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Non-cash stock-based compensation expense:
Cost of recurring revenues	$513	$329
Cost of services revenues	501	376
Sales and marketing	1,674	1,797
Research and development	624	384
General and administrative	1,042	964
Total non-cash stock-based compensation expense	$4,354	$3,850

Net cash proceeds from the exercise of stock options were $2.8 million and $5.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively. There was a $0.9 million and a $0.4 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three months ended March 31, 2012 and March 31, 2011, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the three months ended March 31, 2012.  The following table summarizes stock option activity (for previously granted stock options) for the three months ended March 31, 2012 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,223	$20.20	4.27	$99,850
Granted	–	–	–	–
Exercised	(186)	15.31	–	–
Forfeited or expired	–	–	–	–
Outstanding at March 31, 2012	2,037	$20.65	4.12	$107,222

Exercisable at March 31, 2012	2,034	$20.65	4.12	$107,222

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2012.  The amount of the aggregate intrinsic value changes, based on the fair value of Ultimate’s Common Stock.  Total intrinsic value of options exercised was $10.0 million and $8.4 million for the three months ended March 31, 2012 and March 31, 2011, respectively.  All previously granted stock options were fully vested as of December 31, 2011 and, therefore, there were no options vested during the three months ended March 31, 2012.  Total fair value of options vested was $1.4 million for the three months ended March 31, 2011.

As of March 31, 2012, there were no unrecognized compensation costs related to non-vested stock options expected to be recognized as all previously granted stock options were fully vested as of December 31, 2011.

During the three months ended March 31, 2012 and March 31, 2011, we granted restricted stock awards for 7,291 shares and 6,981 shares of Common Stock, respectively, to non-employee directors.  There were 229,475 and 167,195 restricted stock unit awards granted to employees during the three months ended March 31, 2012 and March 31, 2011, respectively.

During the three months ended March 31, 2012, 2,195 shares of Common Stock previously issued under restricted stock awards became vested and were released to non-employee directors.  No restricted stock awards became vested and released to officers or employees during the three months ended March 31, 2012.  During the three months ended March 31, 2011, 45,000 shares of Common Stock previously issued under a restricted stock award became vested and were released to an officer of Ultimate.  To satisfy withholding tax requirements applicable to payment of such award in the amount of $0.7 million, 14,500 of these shares were retained by Ultimate and not issued, while 30,500 of such shares were issued to the holder of such award.  No restricted stock awards became vested and released to non-employee directors during the three months ended March 31, 2011.

During the three months ended March 31, 2012, 159,677 shares of Common Stock became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  52,256 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $3.6 million, while 107,421 of such shares were issued to the holders of such awards.  During the three months ended March 31, 2011, 93,803 shares became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  31,321 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $1.6 million, while 62,482 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the three months ended March 31, 2012 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2011	1,045	$31.25	430
Granted	7	69.00	230
Vested and Released	(2)	28.41	(160)
Forfeited or expired	–	–	(6)
Outstanding at March 31, 2012	1,050	$31.51	494

As of March 31, 2012, $19.5 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.7 years.  As of March 31, 2012, $23.9 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 2.3 years.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Form 10-K”).

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2011, included in the Form 10-K, have not significantly changed.

Overview

Ultimate is a leading cloud provider of people management solutions.

Ultimate’s UltiPro software (“UltiPro”) is a comprehensive software as a service (“SaaS”)- or cloud-based solution delivered primarily to organizations based in the United States and Canada and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. UltiPro includes feature sets for talent acquisition and onboarding, human resources (“HR”) management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting for compensation management, succession management, reporting and analytical decision-making tools, and time and attendance.  UltiPro has role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office, including an UltiPro application for use on mobile devices such as the iPhone and iPad.

Our SaaS offering of UltiPro (the “SaaS Offering”) provides Web-based access to comprehensive human capital management (“HCM”) functionality for organizations that want to simplify delivery and support of their business applications. We have found that our SaaS Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the SaaS Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are managed at three data centers, one located in the Miami, Florida area, one in the Atlanta, Georgia area, and another in Toronto, Canada. All data centers are owned and operated by independent third parties.

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

In addition to UltiPro’s core HCM functionality, our customers have the option to purchase a number of additional features on a per-employee-per-month (“PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features and which are based on the particular business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, succession management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession management); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) payment services (formerly referred to as “tax filing”); (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”).  All Optional Features are individually priced solely on a subscription basis.  Some of the Optional Features are available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, and availability is based on the needs of the respective customers, the number of their employees and the complexity of their HCM environment.

Our Partners for Life program, introduced in the second half of 2010, is designed to make it easier for customers to leverage the full scope of UltiPro’s features and reach more users in our customers’ organizations. As part of the Partners for Life program, we changed the pricing method for our services from a time and materials offering to a fixed fee offering, with the expected objective of lowering the total cost of services charged to each customer.  The incremental benefit for the Partners for Life program is that we enhance the quality of our customer relationships and encourage increased customer loyalty, as well as a readiness for the customer to be a reference for us.

The key drivers of our business are (i) growth in recurring revenues; (ii) retention of our customers once our solutions are sold (“Customer Retention”) and (iii) management’s control of operating expense growth.  For the three months ended March 31, 2012, our (i) recurring revenues grew by 22%, compared with the same period in 2011, (ii) Customer Retention exceeded 96%, on a trailing twelve-month basis, and (iii) operating expenses grew by 17%, compared with the same period in 2011.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months
	Ended March 31,
	2012	2011
Revenues:
Recurring	77.8%	77.4%
Services	21.7	21.3
License	0.5	1.3
Total revenues	100.0	100.0
Cost of revenues:
Recurring	24.4	22.8
Services	21.1	21.6
License	0.1	0.3
Total cost of revenues	45.6	44.7
Operating expenses:
Sales and marketing	23.8	26.4
Research and development	20.1	18.6
General and administrative	7.8	8.7
Total operating expenses	51.7	53.7
Operating income	2.7	1.6
Other (expense) income:
Interest expense and other	(0.1)	(0.2)
Other (expense) income, net	–	–
Total other (expense) income, net	(0.1)	(0.2)
Income before income taxes	2.6	1.4
Provision for income taxes	(1.3)	(0.9)
Net income	1.3%	0.5%

The following table sets forth the non-cash stock-based compensation expense resulting from the stock-based arrangements (excluding the income tax effect) and the amortization of acquired intangibles that are recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Non-cash stock-based compensation expense:
Cost of recurring revenues	$513	$329
Cost of services revenues	501	376
Sales and marketing	1,674	1,797
Research and development	624	384
General and administrative	1,042	964
Total non-cash stock-based compensation expense	$4,354	$3,850

Amortization of acquired intangibles:
General and administrative	$–	$28

Revenues

Our revenues are derived from recurring revenues and services revenues and, to a significantly lesser extent, license revenues.

Total revenues increased 21.4% to $78.3 million for the three months ended March 31, 2012 from $64.5 million for the three months ended March 31, 2011.

Recurring revenues, consisting of subscription revenues from our SaaS Offering and customer support and maintenance revenues, increased 21.9 % to $60.9 million for the three months ended March 31, 2012 from $49.9 million for the three months ended March 31, 2011. The increase for the three months ended March 31, 2012 was primarily due to increased revenues from our SaaS Offering, partially offset by a decrease in our customer support and maintenance revenues.

a)
Subscription revenues from our SaaS Offering increased 27.2% for the three months ended March 31, 2012, in comparison to the same period in 2011. This increase was based on the revenue impact of incremental units sold that have gone Live since March 31, 2011, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring subscription revenues from our SaaS Offering begins when the related customer goes Live.

b)
Maintenance revenues decreased 5.0% for the three months ended March 31, 2012, in comparison to the same period in 2011.  This decrease resulted from the transition of certain customers who were formerly using UltiPro in connection with the prior purchase of a perpetual license to using UltiPro under our SaaS Offering, combined with the impact of attrition in the ordinary course of business, partially offset by price increases.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.

c)	Our annual revenue customer retention rate for total recurring revenues was 96% for the three months ended March 31, 2012.

d)
   The impact on recurring revenues of units sold under the SaaS Offering has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the SaaS fees over the terms of the related contracts as sales in backlog go Live.

Services revenues increased 24.0% to $17.0 million for the three months ended March 31, 2012 from $13.7 million for the three months ended March 31, 2011, primarily as a result of an increase in implementation consulting revenues.  The $3.3 million increase was primarily due to an increase in implementation consulting revenues which was attributable to a combination of more billable consultants and the increased utilization of seasoned consultants. In addition, there was a continued shift toward more implementation consulting revenues from fixed fee arrangements and less implementation consulting revenues from time and materials arrangements, principally as a result of the Partners for Life program.  The Partners for Life program changed the method by which we charge customers for our services that are delivered primarily over the period leading up to the point the customer goes Live (the “Time to Live Period”). As new sales are generated, we now charge a fixed fee for services based on the number of the customer’s employees, as opposed to our former billing method for new sales, which included charging customers on a time and materials basis as these services were provided. The Partners for Life program was designed to lower the total cost of services charged to each customer primarily over the Time to Live Period for UltiPro and/or Optional Features.

License revenues decreased 53.6% to $0.4 million for the three months ended March 31, 2012, from $0.8 million for the three months ended March 31, 2011.  This decrease was principally due to less employee growth of our underlying existing customers that previously purchased license agreements from us.

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide maintenance and technical support to Ultimate’s customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including hosting data center costs and amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to Ultimate’s customers and, to a lesser extent, costs related to sales of payroll-related forms and Form W-2 services, as well as costs associated with certain client reimbursable out-of-pocket expenses.

Total cost of revenues increased 24.0% to $35.7 million for the three months ended March 31, 2012 from $28.8 million for the three months ended March 31, 2011.

Cost of recurring revenues increased 30.0% to $19.1 million for the three months ended March 31, 2012 from $14.7 million for the three months ended March 31, 2011. The $4.4 million increase in the cost of recurring revenues was primarily due to increases in both SaaS costs and customer support and maintenance costs, as described below:

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

Cost of services revenues increased 18.6% to $16.5 million for the three months ended March 31, 2012 from $13.9 million for the three months ended March 31, 2011. The $2.6 million increase in cost of services revenues was primarily due to an increase in cost of implementation. The increased cost of implementation was  primarily from higher labor and related costs (from increased headcount) and increased costs of third-party consulting partners.

Cost of license revenues decreased 49.1% to $0.1 million for the three months ended March 31, 2012 from $0.2 million for the three months ended March 31, 2011.  The decrease in cost of license revenues,was primarily due to the less growth in the number of employees of our customers that previously purchased a perpetual license, which correlates with the decreased license revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 8.8% to $18.6 million for the three months ended March 31, 2012 from $17.1 million for the three months ended March 31, 2011. The $1.5 million increase in sales and marketing expenses was primarily due to increased labor and related costs (including higher sales commissions related to increased SaaS sales.)  Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the related SaaS subscription revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 31.2% to $15.7 million for the three months ended March 31, 2012 from $12.0 million for the three months ended March 31, 2011, principally due to higher labor costs related to the ongoing development of UltiPro and Optional Features, including the impact of increased personnel costs (predominantly from additional headcount) and, to a lesser extent, increased third-party consulting costs.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 9.5% to $6.1 million for the three months ended March 31, 2012 from $5.6 million for the three months ended March 31, 2011.  The $0.5 million increase in general and administrative expenses was primarily due to higher labor and related costs and, to a lesser extent, higher professional fees, partially offset by lower provision for doubtful accounts.

Income Taxes

Income taxes for the three months ended March 31, 2012 and March 31, 2011 included a consolidated provision of $1.0 million and $0.6 million, respectively.   The effective income tax rate for the three months ended March 31, 2012 and March 31, 2011 was 49.5% and 62.9%, respectively.   The decrease in the effective income tax rate was principally due to a benefit attributable to a decrease in nondeductible expenses, primarily related to compensation, and a lower ratio of expected nondeductible expenses to pre-tax income in the three months ended March 31, 2012.

At December 31, 2011, we had approximately $112.8 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income.  The $112.8 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the tax benefit of which will primarily be credited to paid-in-capital and deferred tax assets when realized.  As a result, the tax benefit associated with stock-based compensation is included in net operating loss carryforwards but not reflected in deferred tax assets.  The carryforwards expire from 2012 through 2031. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments.  As of December 31, 2011, we did not have any net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income.

We recognized $21.4 million of deferred tax assets, net of deferred tax liabilities, as of March 31, 2012.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada,  and were not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing.

As of March 31, 2012, we had $67.0 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $11.8 million since December 31, 2011.  This $11.8 million increase was primarily due to cash provided by operations of $14.4 million and proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises of $2.8 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $3.0 million and cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $3.6 million.

Net cash provided by operating activities was $14.4 million for the three months ended March 31, 2012, as compared with $8.8 million for the three months ended March 31, 2011. This $5.6 million increase was primarily due to a decrease in accounts receivable, net of the change to deferred revenue, of $2.6 million (mainly due to increased collections), an increase in accrued expenses of $3.5 million (mainly attributable to accrued payroll at March 31, 2012), an increase in operating results of $0.7 million and an increase in prepaid expenses and other current assets of $1.3 million, partially offset by lower vendor payments of $2.5 million.

Net cash used in investing activities was $216.9 million for the three months ended March 31, 2012, as compared with $187.1 million for the three months ended March 31, 2011.  The increase of $29.8 million was primarily attributable to an increase in funds received from and held on behalf of Ultimate’s customers using the UltiPro tax filing offering (“UltiPro Tax Filing Customer Funds”) of $30.7 million, partially offset by a decrease in cash purchases of property and equipment of $1.8 million.

Net cash provided by financing activities was $213.2 million for the three months ended March 31, 2012, as compared with $185.4 million for the three months ended March 31, 2011. The $27.8 million increase was primarily related to an increase of $30.7 million in UltiPro Tax Filing Customer Funds, a slight increase in excess tax benefits from stock option exercises of $0.5 million, partially offset by a decrease of $2.1 million in proceeds from the issuance of Common Stock from stock option exercises, and an increase of $1.2 million in cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units.

Days sales outstanding, calculated on a trailing three-month basis, as of March 31, 2012 and March 31, 2011, were 59 days and 64 days, respectively.

Deferred revenues were $84.9 million at March 31, 2012, as compared with $86.6 million at December 31, 2011.  The decrease of $1.7 million in deferred revenues was primarily due to decreased deferred maintenance revenues, partially offset by increased deferred SaaS revenues and, to a lesser extent, increased deferred services revenues.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to SaaS.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

 We did not have any material commitments for capital expenditures as of March 31, 2012.

Off-Balance Sheet Arrangements

We do not, and as of March 31, 2012, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2012, total investments in available-for-sale marketable securities were $9.9 million.

As of March 31, 2012, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.5% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its March 31, 2012 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $59 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $59 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.                      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of March 31, 2012, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended March 31, 2012 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

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

 As of March 31, 2012, Ultimate had purchased 3,941,813 shares of Ultimate’s issued and outstanding Common Stock under the Stock Repurchase Plan, with 1,058,187 shares being available for repurchase in the future.  There were no repurchases of Common Stock under the Stock Repurchase Plan during the three months ended March 31, 2012.

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
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and March 31, 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and March 31, 2011, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 31, 2011 and (v) Notes to Unaudited Condensed Consolidated Financial Statements *

____________________

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date: May 4, 2012	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)