Form 10-Q
period 2012-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2012-08-09
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission file number:                                           0-24347

THE ULTIMATE SOFTWARE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	65-0694077
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

2000 Ultimate Way, Weston, FL	33326
(Address of principal executive offices)	(Zip Code)

(954) 331 - 7000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☑

As of July 31, 2012, there were 26,768,961 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of June 30,	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$62,612	$46,149
Investments in marketable securities	9,439	7,584
Accounts receivable, net of allowance for doubtful accounts of $475 for 2012 and 2011	53,667	56,186
Prepaid expenses and other current assets	25,580	22,944
Deferred tax assets, net	1,310	1,277
Total current assets before funds held for customers	152,608	134,140
Funds held for customers	157,684	118,660
Total current assets	310,292	252,800
Property and equipment, net	32,886	24,486
Capitalized software, net	1,090	1,765
Goodwill	3,025	3,025
Investments in marketable securities	1,076	1,546
Other assets, net	15,802	15,056
Deferred tax assets, net	19,886	20,142
Total assets	$384,057	$318,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,642	$6,265
Accrued expenses	15,299	11,589
Deferred revenue	82,732	83,416
Capital lease obligations	3,078	2,694
Other borrowings	2,413	—
Total current liabilities before customer funds obligations	111,164	103,964
Customer funds obligations	157,684	118,660
Total current liabilities	268,848	222,624
Deferred revenue	2,118	3,147
Deferred rent	2,995	3,384
Capital lease obligations	2,591	2,175
Other borrowings	2,928	—
Income taxes payable	1,866	1,866
Total liabilities	281,346	233,196
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 30,699,234 and 30,204,440 shares issued in 2012 and 2011, respectively	307	302
Additional paid-in capital	255,584	242,100
Accumulated other comprehensive loss	(136)	(57)
Accumulated deficit	(44,294)	(47,971)
	211,461	194,374
Treasury stock, 3,941,813 shares, at cost, for 2012 and 2011	(108,750)	(108,750)
Total stockholders’ equity	102,711	85,624
Total liabilities and stockholders’ equity	$384,057	$318,820

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Recurring	$64,636	$52,002	$125,509	$101,950
Services	14,010	11,761	31,034	25,490
License	531	442	915	1,270
Total revenues	79,177	64,205	157,458	128,710
Cost of revenues:
Recurring	19,235	15,543	38,339	30,236
Services	14,843	12,104	31,366	26,033
License	120	100	208	273
Total cost of revenues	34,198	27,747	69,913	56,542
Gross profit	44,979	36,458	87,545	72,168
Operating expenses:
Sales and marketing	17,472	15,524	36,109	32,647
Research and development	15,989	12,370	31,685	24,337
General and administrative	6,126	5,762	12,271	11,375
Total operating expenses	39,587	33,656	80,065	68,359
Operating income	5,392	2,802	7,480	3,809
Other (expense) income:
Interest and other expense	(101)	(143)	(176)	(301)
Other income, net	30	26	43	60
Total other expense, net	(71)	(117)	(133)	(241)
Income before income taxes	5,321	2,685	7,347	3,568
Provision for income taxes	(2,668)	(1,792)	(3,670)	(2,347)
Net income	$2,653	$893	$3,677	$1,221
Net income per share:
Basic	$0.10	$0.03	$0.14	$0.05
Diluted	$0.09	$0.03	$0.13	$0.04
Weighted average shares outstanding:
Basic	26,655	25,837	26,524	25,716
Diluted	28,281	27,863	28,194	27,804

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$2,653	$893	$3,677	$1,221
Other comprehensive income :
Unrealized gain (loss) on investments in marketable available for sale securities	2	—	(3)	(5)
Unrealized (loss) gain on foreign currency translation adjustments	(212)	(10)	(76)	52
Other comprehensive income, before tax	(210)	(10)	(79)	47
Income tax expense related to items of other comprehensive income	(1)	—	1	2
Other comprehensive income, net of tax	$(211)	$(10)	$(78)	$49
Comprehensive income	$2,442	$883	$3,599	$1,270

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,677	$1,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,352	5,743
Provision for doubtful accounts	411	1,115
Non-cash stock-based compensation expense	9,217	7,619
Income taxes	3,525	2,290
Excess tax benefit from stock-based payments	(3,302)	(1,713)
Changes in operating assets and liabilities:
Accounts receivable	2,108	(278)
Prepaid expenses and other current assets	(1,511)	(4,094)
Other assets	(746)	(689)
Accounts payable	1,377	1,693
Accrued expenses and deferred rent	3,321	2,379
Deferred revenue	(1,713)	(85)
Net cash provided by operating activities	22,716	15,201
Cash flows from investing activities:
Purchases of property and equipment	(7,448)	(7,609)
Purchases of marketable securities	(7,385)	(7,700)
Maturities of marketable securities	5,997	8,269
Net purchases of securities with customer funds	(39,024)	(92,593)
Net cash used in investing activities	(47,860)	(99,633)
Cash flows from financing activities:
Repurchases of Common Stock	—	(7,925)
Excess tax benefits from stock-based payments	3,302	1,713
Shares acquired to settle employee tax withholding liability	(4,328)	(3,631)
Principal payments on capital lease obligations	(1,613)	(1,432)
Net increase in customer fund obligations	39,024	92,593
Net proceeds from issuances of Common Stock	5,298	7,407
Net cash provided by financing activities	41,683	88,725
Effect of exchange rate changes on cash	(76)	52
Net increase in cash and cash equivalents	16,463	4,345
Cash and cash equivalents, beginning of period	46,149	40,889
Cash and cash equivalents, end of period	$62,612	$45,234
Supplemental disclosure of cash flow information:
Cash paid for interest	$138	$126
Cash paid for income taxes	$272	$395
Supplemental disclosure of non-cash financing activities:
Ultimate entered into capital lease obligations to acquire new equipment totaling $2.4 million and $1.4 million for the six months ended June 30, 2012 and June 30, 2011, respectively.
Ultimate purchased perpetual licenses with third-party vendors, totaling $6.5 million, payable over a three-year period, of which payments totaling $2.3 million were made during the six months ended June 30, 2012.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading cloud provider of people management solutions.  Ultimate’s UltiPro software (“UltiPro”) is a comprehensive software as a service (“SaaS”) - or cloud-based solution delivered primarily to organizations based in the United States and Canada and designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   UltiPro is marketed as two solution suites, based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with 1,000 or more employees.   UltiPro Workplace (“Workplace”) is designed for companies with fewer than 1,000 employees.  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2011, included in the Form 10-K, have not significantly changed, except as disclosed below:

Fair Value of Financial Instruments

Ultimate's consolidated financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value as of June 30, 2012 and December 31, 2011.

4.	Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income was $2 thousand of unrealized losses and $3 thousand of unrealized gains on available-for-sale securities at June 30, 2012 and December 31, 2011, respectively.

The amortized cost, net unrealized gain (loss) and fair value of our investments in marketable available-for-sale securities as of June 30, 2012 and December 31, 2011 are shown below (in thousands):

	As of June 30, 2012			As of December 31, 2011
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Corporate debentures and bonds	$4,455	$(4)	$4,451	$2,569	$(3)	$2,566
Commercial paper	3,047	—	3,047	1,799	—	1,799
U.S. Agency bonds	1,001	—	1,001	2,763	1	2,764
U.S. Treasury bills	1,204	2	1,206	1,206	5	1,211
Certificates of deposit	810	—	810	790	—	790
Total investments	$10,517	$(2)	$10,515	$9,127	$3	$9,130

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of June 30, 2012 are shown below (in thousands):

	As of June 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$9,440	$9,439
Due after one year	1,077	1,076
Total	$10,517	$10,515

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 or Level 2 during the three or six months ended June 30, 2012 and the twelve months ended December 31, 2011.  No assets or investments were classified as Level 3 as of June 30, 2012 or as of December 31, 2011.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, agency bonds and U.S. Treasury bills.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012				As of December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$4,451	$—	$4,451	$—	$2,566	$—	$2,566	$—
Commercial paper	3,047	—	3,047	—	1,799	—	1,799	—
U.S. Agency bonds	1,001	—	1,001	—	2,764	—	2,764	—
U.S. Treasury bills	1,206	—	1,206	—	1,211	—	1,211	—
Certificates of deposit	810	810	—	—	790	790	—	—
Total	$10,515	$810	$9,705	$—	$9,130	$790	$8,340	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of June 30, 2012 and in the audited consolidated balance sheet as of December 31, 2011 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of June 30, 2012 and December 31, 2011.

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

Property and equipment as of June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Property and equipment	$110,741	$96,920
Less: accumulated depreciation and amortization	(77,855)	(72,434)
	$32,886	$24,486

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Prepaid commissions	$15,006	$13,910
Other prepaid expenses	5,036	3,999
Other current assets	5,538	5,035
Total prepaid expenses and other current assets	$25,580	$22,944

7.	Capitalized Software

Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically five years.   Capitalized software and accumulated amortization of capitalized software as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of June 30, 2012	As of December 31, 2011
Capitalized software	$11,342	$11,342
Less: accumulated amortization	(10,252)	(9,577)
Capitalized software, net	$1,090	$1,765

Amortization of capitalized software was $0.3 million and $0.3 million for the three months ended June 30, 2012 and June 30, 2011, respectively, and $0.7 million and $0.7 million for the six months ended June 30, 2012, and June 30, 2011, respectively. Amortization of capitalized software is included within cost of recurring revenues in the unaudited condensed consolidated statements of income.

Expected future amortization for capitalized software at June 30, 2012 is as follows (in thousands):

Year	Amount
2012	$582
2013	508
$1,090

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	26,655	25,837	26,524	25,716
Effect of dilutive equity instruments	1,626	2,026	1,670	2,088
Dilutive weighted average shares outstanding	28,281	27,863	28,194	27,804
Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	—	—	2	—

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiary The Ultimate Software Group of Canada, Inc., (“Ultimate Canada”) have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive (loss), a component of stockholders’ equity .  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income.

For the three and six months ended June 30, 2012, Ultimate had cumulative unrealized translation losses of $0.2 million and $0.1 million, respectively. For the three and six months ended June 30, 2011, Ultimate had a cumulative unrealized translation loss of $10 thousand and a cumulative unrealized gain of $52 thousand, respectively.  Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, is $0.1 million of unrealized translation losses at June 30, 2012, and $0.2 million of unrealized translation losses at December 31, 2011.

10.	Stock-Based Compensation

Summary of Plans

Our Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options (“Options”) to non-employee directors, officers and employees of Ultimate to purchase shares of Ultimate’s Common Stock ("Common Stock") .  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, together with the Options, the “Awards”).

As of June 30, 2012, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 2,025,422 shares.

At the 2012 Annual Meeting of Stockholders, held on May 18, 2012 (the “2012 Annual Meeting”), the stockholders of Ultimate approved the Plan, including an amendment to increase the number of shares of our Common Stock authorized for issuance pursuant to Awards granted under the Plan by 1,500,000 shares. As of June 30, 2012, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 2,025,422 shares. A complete copy of the Plan is contained in Ultimate's Form 8-K that was filed with the SEC on May 21, 2012.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Non-cash stock-based compensation expense:
Cost of recurring revenues	$638	$350	$1,151	$679
Cost of services revenues	665	371	1,166	747
Sales and marketing	1,772	1,713	3,446	3,510
Research and development	692	410	1,316	794
General and administrative	1,096	925	2,138	1,889
Total non-cash stock-based compensation expense	$4,863	$3,769	$9,217	$7,619

Net cash proceeds from the exercise of stock options were $2.5 million and $5.3 million for the three and six months ended June 30, 2012, respectively, and $2.4 million and $7.4 million for the three and six months ended June 30, 2011, respectively. There was a $2.4 million and a $3.3 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and six months ended June 30, 2012, respectively, and a $1.3 million and $1.7 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and six months ended June 30, 2011, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the six months ended June 30, 2012.  The following table summarizes stock option activity (for previously granted stock options) for the six months ended June 30, 2012 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,223	$20.20	4.27	$99,850
Granted	—	$—	—	—
Exercised	(364)	$14.54	—	—
Forfeited or expired	—	$—	—	—
Outstanding at June 30, 2012	1,859	$21.31	4.00	$126,038
Exercisable at June 30, 2012	1,859	$21.31	4.00	$126,038

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2012.  The amount of the aggregate intrinsic value changes, based on the fair value of Ultimate’s Common Stock.  Total intrinsic value of options exercised was $11.7 million and $21.7 million for the three and six months ended June 30, 2012, respectively, and $6.5 million and $14.9 million for the three and six months ended June 30, 2011, respectively.  All previously granted stock options were fully vested as of December 31, 2011 and, therefore, there were no options vested during the three and six months ended June 30, 2012, respectively.  Total fair value of options vested was $0.3 million and $1.6 million for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, there were no unrecognized compensation costs related to non-vested stock options expected to be recognized as all previously granted stock options were fully vested as of December 31, 2011.

During the three months ended June 30, 2012 and June 30, 2011, we granted restricted stock awards for 5,501 shares and 5,851 shares, respectively, of Common Stock to non-employee directors.  There were 15,317 and 19,450 restricted stock unit awards granted to employees during the three months ended June 30, 2012 and June 30, 2011, respectively.

During the three months ended June 30, 2012, 1,920 shares of Common Stock previously issued under restricted stock awards became vested and were released to non-employee directors.  16,187 shares of Common Stock previously issued under restricted stock awards became vested and released to officers or employees during the three months ended June 30, 2012.  5,625 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.4 million, while 10,562 of such shares were issued to the holders of such awards. During the three months ended June 30, 2011, 60,000 shares of Common Stock previously issued under a restricted stock award became vested and were released to an officer of Ultimate.  To satisfy withholding tax requirements applicable to payment of such award in the amount of $1.1 million, 20,079 of these shares were retained by Ultimate and not issued, while 39,921 of such shares were issued to the holder of such award.

During the three months ended June 30, 2012, 12,604 shares of Common Stock became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  4,153 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.3 million, while 8,451 of such shares were issued to the holders of such awards.  During the three months ended June 30, 2011, 7,409 shares became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  2,502 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.1 million, while 4,907 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the six months ended June 30, 2012 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2011	1,045	$31.25	430
Granted	13	$72.19	245
Vested and Released	(20)	$24.38	(173)
Forfeited or expired	(8)	$31.84	(13)
Outstanding at June 30, 2012	1,030	$31.88	489

As of June 30, 2012, $18.0 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.5 years.  As of June 30, 2012, $22.0 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 2.1 years.

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

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2011, included in the Form 10-K, have not significantly changed, except as discussed below:

Ultimate's consolidated financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value as of June 30, 2012 and December 31, 2011.

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

Our SaaS offering of UltiPro (the “SaaS Offering”) provides Web-based access to comprehensive human capital management (“HCM”) functionality for organizations that want to simplify delivery and support of their business applications. We have found that our SaaS Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the SaaS Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are managed at three data centers–one located in the Miami, Florida area, one in the Atlanta, Georgia area, and another one in Toronto, Canada. All data centers are owned and operated by independent third parties.

UltiPro is marketed as two solution suites, based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with 1,000 or more employees.  UltiPro Workplace (“Workplace”) is designed for companies with fewer than 1,000 employees.  Both solution suites are delivered exclusively through SaaS.  UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger Enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have information technology staff on their premises to help with system issues, UltiPro Workplace is designed to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

In addition to UltiPro’s core HCM functionality, our customers have the option to purchase a number of additional features on a per-employee-per-month (“PEPM”) basis, which are available to enhance the functionality of UltiPro’s core features and which are based on the particular business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession management); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) payment services (formerly referred to as “tax filing”); (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”).  All Optional Features are priced solely on a subscription basis.  Some of the Optional Features are available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, and availability is based on the needs of the respective customers, the number of their employees and the complexity of their HCM environment.

Our Partners for Life program, introduced in the second half of 2010, is designed to make it easier for customers to leverage the full scope of UltiPro’s features and reach more users in our customers’ organizations. As part of the Partners for Life program, we changed the pricing method for our services from a time and materials offering to a fixed fee offering, with the expected objective of lowering the total cost of services charged to each customer.  The incremental benefit for the Partners for Life program is that we enhance the quality of our customer relationships and encourage increased customer loyalty, as well as an enhanced readiness for the customer to be a reference for us.

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding primarily non-cash stock-based compensation ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the three months ended June 30, 2012, our (i) recurring revenues grew by 24%, compared with the same period in 2011and (ii) Non-GAAP Operating Income was $10.3 million, or 13.0% of total revenues, as compared with $6.6 million, or 10.3% of total revenues, for the same period last year. For the six months ended June 30, 2012, our (i) recurring revenues grew by 23%, compared with the same period in 2011, and (ii) Non-GAAP Operating Income was $16.7 million, or 10.6% of total revenues, as compared with $11.5 million, or 8.9% of total revenues, for the same period last year. As of June 30, 2012, our Customer Retention exceeded 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Subscription revenues from our SaaS Offering and customer support and maintenance revenues are the primary components of recurring revenues.  The majority of services revenues are derived from implementation services. Subsequent to the discontinuation of selling perpetual licenses of UltiPro to new customers, which occurred in 2009, we sell licenses to existing license customers but only in relation to the customer’s employee growth or for Optional Features if the customer already has a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold in the past, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter.

As SaaS units are sold, the recurring revenue backlog associated with the SaaS Offering grows, enhancing the predictability of future revenue streams.  SaaS revenues include ongoing monthly subscription fees, priced on a PEPM basis.  Revenue recognition for the SaaS Offering is triggered when the customer processes its first payroll using UltiPro (or goes “Live”).

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Ultimate’s critical accounting estimates, as discussed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in the Form 10-K, have not significantly changed, except as disclosed below:

Fair Value of Financial Instruments

Ultimate's consolidated financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value as of June 30, 2012 and December 31, 2011.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Recurring	81.6%	81.0%	79.7%	79.2%
Services	17.7	18.3	19.7	19.8
License	0.7	0.7	0.6	1.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	24.3	24.2	24.3	23.5
Services	18.7	18.9	20.0	20.2
License	0.2	0.1	0.1	0.2
Total cost of revenues	43.2	43.2	44.4	43.9
Gross Profit	56.8	56.8	55.6	56.1
Operating expenses:
Sales and marketing	22.1	24.1	22.9	25.4
Research and development	20.2	19.3	20.1	18.9
General and administrative	7.7	9.0	7.8	8.8
Total operating expenses	50.0	52.4	50.8	53.1
Operating income	6.8	4.4	4.8	3.0
Other (expense) income:
Interest expense and other	(0.1)	(0.2)	(0.1)	(0.3)
Other income, net	—	—	—	—
Total other expense, net	(0.1)	(0.2)	(0.1)	(0.3)
Income before income taxes	6.7	4.2	4.7	2.7
Provision for income taxes	(3.3)	(2.8)	(2.4)	(1.8)
Net income	3.4%	1.4%	2.3%	0.9%

The following table sets forth the non-cash stock-based compensation expense resulting from the stock-based arrangements (excluding the income tax effect) and the amortization of acquired intangibles that are recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Non-cash stock-based compensation expense:
Cost of recurring revenues	$638	$350	$1,151	$679
Cost of services revenues	665	371	1,166	747
Sales and marketing	1,772	1,713	3,446	3,510
Research and development	692	410	1,316	794
General and administrative	1,096	925	2,138	1,889
Total non-cash stock-based compensation expense	$4,863	$3,769	$9,217	$7,619
Amortization of acquired intangibles:
General and administrative	$—	$28	$—	$56

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.

Total revenues increased 23.3% to $79.2 million for the three months ended June 30, 2012 from $64.2 million for the three months ended June 30, 2011, and 22.3% to $157.5 million for the six months ended June 30, 2012 from $128.7 million for the six months ended June 30, 2011.

Recurring revenues, consisting of subscription revenues from our SaaS Offering and customer support and maintenance revenues, increased 24.3% to $64.6 million for the three months ended June 30, 2012 from $52.0 million for the three months ended June 30, 2011 and 23.1% to $125.5 million for the six months ended June 30, 2012 from $102.0 million for the six months ended June 30, 2011. The increase for the three and six months ended June 30, 2012 was primarily due to increased revenues from our SaaS Offering, partially offset by a decrease in our customer support and maintenance revenues.

a)
Subscription revenues from our SaaS Offering increased 29.5% for the three months ended June 30, 2012 and 28.4% for the six months ended June 30, 2012, both in comparison to the same periods in 2011. This increase was based on the revenue impact of incremental units sold that have gone Live since June 30, 2011, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring subscription revenues from our SaaS Offering begins when the related customer goes Live.

b)
Maintenance revenues decreased 6.0% for the three months ended June 30, 2012, and by 5.5% for the six months ended June 30, 2012, both in comparison to the same periods in 2011.  This decrease resulted from the transition of certain customers who were formerly using UltiPro in connection with the prior purchase of a perpetual license to using UltiPro under our SaaS Offering, combined with the impact of attrition in the ordinary course of business, partially offset by price increases.  Maintenance revenues are recognized over the initial term of the related license contract, which is typically 12 months, and then on a monthly recurring basis thereafter as the maintenance contracts renew annually.

Services revenues increased 19.1% to $14.0 million for the three months ended June 30, 2012 from $11.8 million for the three months ended June 30, 2011, and 21.7% to $31.0 million for the six months ended June 30, 2012 from $25.5 million for the six months ended June 30, 2011.  The increases in services revenues for the three and six month periods were primarily due to additional implementation consulting revenues which were attributable to a combination of more billable consultants and the increased utilization of seasoned consultants. In addition, there was a continued shift toward more implementation consulting revenues from fixed fee arrangements and less implementation consulting revenues from time and materials arrangements, principally as a result of the Partners for Life program.  The Partners for Life program changed the method by which we charge customers for our services that are delivered primarily over the period leading up to the point the customer goes Live (the “Time to Live Period”). As new sales are generated, we now charge a fixed fee for services based on the number of the customer’s employees, as compared to our former billing method for new sales, which included charging customers on a time and materials basis as these services were provided. The Partners for Life program was designed to lower the total cost of services charged to each customer primarily over the Time to Live Period for UltiPro and/or Optional Features.

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

Total cost of revenues increased 23.2% to $34.2 million for the three months ended June 30, 2012, from $27.7 million for the three months ended June 30, 2011. Total cost of revenues increased 23.6% to $69.9 million for the six months ended June 30, 2012, from $56.5 million for the six months ended June 30, 2011.

Cost of recurring revenues increased 23.8% to $19.2 million for the three months ended June 30, 2012 from $15.5 million for the three months ended June 30, 2011, and 26.8% to $38.3 million for the six months ended June 30, 2012 from $30.2 million for the six months ended June 30, 2011. The increases in the cost of recurring revenues for the three and six month periods was primarily due to increases in both SaaS costs and customer support and maintenance costs, as described below:

i)	The increase in SaaS costs was principally as a result of the growth in SaaS operations and increased sales,

including increased labor costs, increased hosting data center costs and, to a lesser extent, costs related to our payment services (as we continue to grow that business).

ii)	The increase in customer support and maintenance costs was primarily due to higher labor costs commensurate with the growth in the number of customers serviced.

Cost of services revenues increased 22.6% to $14.8 million for the three months ended June 30, 2012 from $12.1 million for the three months ended June 30, 2011, and 20.5% to $31.4 million for the six months ended June 30, 2012 from $26.0 million for the six months ended June 30, 2011. The increases in cost of services revenues for the three and six month periods were primarily due to an increase in the cost of implementation. The increased cost of implementation was primarily from higher labor and related costs (from increased headcount for billable consultants) and increased costs of third-party consulting partners.
Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 12.5% to $17.5 million for the three months ended June 30, 2012 from $15.5 million for the three months ended June 30, 2011 and by 10.6% to $36.1 million for the six months ended June 30, 2012 from $32.6 million for the six months ended June 30, 2011. The increases in sales and marketing expenses for the three and six month periods were primarily due to increased labor and related costs (including higher sales commissions related to increased SaaS sales), and, to a lesser extent, higher advertising and marketing expenses. Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the related SaaS subscription revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 29.3% to $16.0 million for the three months ended June 30, 2012 from $12.4 million for the three months ended June 30, 2011, and by 30.2% to $31.7 million for the six months ended June 30, 2012 from $24.3 million for the six months ended June 30, 2011. The increases in research and development expenses for the three and six month periods were principally due to higher labor and related costs related to the ongoing development of UltiPro and Optional Features, including the impact of increased personnel costs (predominantly from additional headcount).

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 6.3% to $6.1 million for the three months ended June 30, 2012 from $5.8 million for the three months ended June 30, 2011.  General and administrative expenses increased 7.9% to $12.3 million for the six months ended June 30, 2012 from $11.4 million for the six months ended June 30, 2011. The increases in general and administrative expenses for the three and six month periods were primarily due to higher labor and related costs, partially offset by a lower provision for doubtful accounts.

Income Taxes

Income taxes for the three months ended June 30, 2012 and June 30, 2011 included a consolidated provision of $2.7 million and $1.8 million, respectively.   The effective income tax rate for the three months ended June 30, 2012 and June 30, 2011 was 50.1% and 66.7%, respectively.   Income taxes for the six months ended June 30, 2012 and June 30, 2011 included a consolidated provision of $3.7 million and $2.3 million, respectively.   The effective income tax rate for the six months ended June 30, 2012 and June 30, 2011 was 50.0% and 65.8%, respectively. The decrease in the effective income tax rate for the three and six months ended June 30, 2012 was principally due to a benefit attributable to a decrease in nondeductible expenses, primarily related to compensation, and a lower ratio of expected nondeductible expenses to pre-tax income.

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

We recognized $21.2 million of deferred tax assets, net of deferred tax liabilities, as of June 30, 2012.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada, and were not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations.

As of June 30, 2012, we had $73.1 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $17.8 million since December 31, 2011.  This $17.8 million increase was primarily due to cash provided by operations of $22.7 million and proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises of $5.3 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $9.1 million and cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $4.3 million.

Net cash provided by operating activities was $22.7 million for the six months ended June 30, 2012, as compared with $15.2 million for the six months ended June 30, 2011. This $7.5 million increase was primarily due to an increase in cash operating results of $3.6 million, an increase in accrued expenses of $0.9 million associated with expenses that will be primarily paid after December 31, 2012, a decrease in prepaid expenses and other current assets of $2.6 million principally related to the amortization of prepaid expenses, a decrease in accounts receivable, net of the change to deferred revenue, of $0.7 million (mainly due to increased collections), partially offset by lower vendor payments of $0.3 million.

Net cash used in investing activities was $47.9 million for the six months ended June 30, 2012, as compared with $99.6 million for the six months ended June 30, 2011.  The decrease of $51.7 million was primarily attributable to a decrease in funds received from and held on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) of $53.6 million, partially offset by an increase in cash from maturities of marketable securities of $2.3 million.

Net cash provided by financing activities was $41.7 million for the six months ended June 30, 2012, as compared with $88.7 million for the six months ended June 30, 2011. The $47.0 million decrease was primarily related to a decrease of $53.6 million in UltiPro Payment Services, an increase of $0.7 million in cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units, a $2.1 million decrease in proceeds from the issuance of Common Stock from stock option exercises, partially offset by an increase of $7.9 million attributable to a decreased amount paid for purchases of Common Stock under our stock repurchase plan and a $1.6 million increase in excess tax benefits from stock option exercises.

Days sales outstanding, calculated on a trailing three-month basis, as of June 30, 2012 and June 30, 2011, were 62 days and 66 days, respectively.

Deferred revenues were $84.9 million at June 30, 2012, as compared with $86.6 million at December 31, 2011.  The decrease of $1.7 million in deferred revenues was primarily due to decreased deferred maintenance revenues, partially offset by increased deferred SaaS revenues and, to a lesser extent, increased deferred services revenues.  The majority of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to SaaS.

During the six months ended June 30, 2012, we purchased perpetual licenses with third-party vendors, totaling $6.5 million, payable over a three-year period, of which payments totaling $2.3 million were made.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of June 30, 2012.

Off-Balance Sheet Arrangements

We do not, and as of June 30, 2012 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Quarterly Fluctuations

Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Our operating results may fluctuate as a result of a number of factors, including, but not limited to, increased expenses (especially as they relate to product development, sales and marketing and the use of third-party consultants), timing of product releases, increased competition, variations in the mix of revenues, announcements of new products by us or our competitors and capital spending patterns of our customers. We establish our expenditure levels based upon our expectations as to future revenues, and, if revenue levels are below expectations, expenses can be disproportionately high. A drop in near term demand for our products could significantly affect both revenues and profits in any quarter. Operating results achieved in previous fiscal quarters are not necessarily indicative of operating results for the full fiscal year or for any future periods. As a result of these factors, there can be no assurance that we will be able to maintain profitability on a quarterly basis. We believe that, due to the underlying factors for quarterly fluctuations, quarter-to-quarter comparisons of Ultimate’s operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

Forward-Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the SEC.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-Q and the Form 10-K, including the risk factors set forth in Part I, Item 1A of the Form 10-K. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Non-GAAP Financial Measures

Item 10 (e) of Regulation S-K, "Use of Non-GAAP Financial Measures in Commission Filings," defines and prescribes the use of non-GAAP financial information. Our measure of Non-GAAP Operating Income, which excludes non-cash stock-based compensation and amortization of acquired intangibles, meets the definition of a non-GAAP financial measure.

Ultimate believes that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to Ultimate's financial condition and results of operations. Ultimate's management uses this non-GAAP result to compare Ultimate's performance to that of prior periods for trend analyses, for purposes of determining executive incentive compensation, and for budget and planning purposes. This measure is used in monthly financial reports prepared for management and in quarterly financial reports presented to Ultimate's Board of Directors. This measure may be different from non-GAAP financial measures used by other companies.

This non-GAAP measure should not be considered in isolation or as an alternative to such measures determined in accordance with generally accepted accounting principles in the United States (GAAP). The principal limitation of this non-GAAP financial measure is that it excludes significant expenses that are required by GAAP to be recorded. In addition, it is subject to inherent limitations as it reflects the exercise of judgment by management about which expenses are excluded from the non-GAAP financial measure.

To compensate for these limitations, Ultimate presents its non-GAAP financial measure in connection with its GAAP result. Ultimate strongly urges investors and potential investors in Ultimate's securities to review the reconciliation of its non-GAAP financial measure to the comparable GAAP financial measure that is included in the table below and not to rely on any single financial measure to evaluate its business.

We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measures exclude stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the three and six months ended June 30, 2012, stock-based compensation expense was $4.9 million and $9.2 million, respectively, on a pre-tax basis. For the three and six months ended June 30, 2011, stock-based compensation expense was $3.8 million and $7.6 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. There was no amortization of acquired intangible assets for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2011, the amortization of acquired intangible assets was $28 thousand and $56 thousand, respectively. Amortization of acquired intangible assets is excluded from Ultimate's non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Non-GAAP operating income reconciliation:
Operating income	$5,392	$2,802	$7,480	$3,809
Operating income, as a % of total revenues	6.8%	4.4%	4.8%	3.0%
Add back:
Non-cash stock-based compensation expense	4,863	3,769	9,217	7,619
Non-cash amortization of acquired intangible assets	–	28	–	56
Non-GAAP operating income	$10,255	$6,599	$16,697	$11,484
Non-GAAP operating income, as a % of total revenues	13.0%	10.3%	10.6%	8.9%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of Ultimate’s operations, we are exposed to certain market risks, primarily interest rate risk and foreign currency risk.  Risks that are either non-financial or non-quantifiable, such as political, economic, tax, or regulatory risks, are not included in the following assessment of our market risks.

Interest Rate Risk. Ultimate is subject to financial market risks, including changes in interest rates which influence the valuations of our fixed income investment portfolio.  Changes in interest rates could also impact Ultimate’s anticipated interest income from interest-bearing cash accounts, or cash equivalents and investments in marketable securities.  We manage financial market risks, including interest rate risks, in accordance with our investment guideline objectives, including:

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

As of June 30, 2012, total investments in available-for-sale marketable securities were $10.5 million.

As of June 30, 2012, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.7% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its June 30, 2012 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $52 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $52 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act . Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of June 30, 2012, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended June 30, 2012 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

The risk factors associated with Ultimate’s business, as disclosed in Part I, Item 1A, “Risk Factors,” in the Form 10-K, have not significantly changed.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Purchases of Equity Securities by the Issuer.  As of June 30, 2012, Ultimate had purchased 3,941,813 shares of Ultimate’s issued and outstanding Common Stock under our stock repurchase plan, with 1,058,187 shares being available for repurchase in the future.  There were no repurchases of Ultimate's issued and outstanding Common Stock under the stock repurchase plan during the three months ended June 30, 2012.

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
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 and June 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and June 30, 2011, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 30, 2011 and (v) Notes to Unaudited Condensed Consolidated Financial Statements *

____________________

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	August 9, 2012	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)