Form 10-Q
period 2012-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2012-11-09
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 27,301,600 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of September 30,	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$73,143	$46,149
Investments in marketable securities	8,709	7,584
Accounts receivable, net of allowance for doubtful accounts of $475 for 2012 and 2011	57,472	56,186
Prepaid expenses and other current assets	24,689	22,944
Deferred tax assets, net	1,353	1,277
Total current assets before funds held for customers	165,366	134,140
Funds held for customers	144,196	118,660
Total current assets	309,562	252,800
Property and equipment, net	35,547	24,486
Capitalized software, net	752	1,765
Goodwill	3,025	3,025
Investments in marketable securities	1,069	1,546
Other assets, net	16,329	15,056
Deferred tax assets, net	19,637	20,142
Total assets	$385,921	$318,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,912	$6,265
Accrued expenses	17,577	11,589
Deferred revenue	83,334	83,416
Capital lease obligations	3,096	2,694
Other borrowings	2,362	—
Total current liabilities before customer funds obligations	111,281	103,964
Customer funds obligations	144,196	118,660
Total current liabilities	255,477	222,624
Deferred revenue	1,720	3,147
Deferred rent	2,919	3,384
Capital lease obligations	2,641	2,175
Other borrowings	2,765	—
Income taxes payable	1,866	1,866
Total liabilities	267,388	233,196
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 30,881,229 and 30,204,440 shares issued in 2012 and 2011, respectively	309	302
Additional paid-in capital	266,371	242,100
Accumulated other comprehensive income (loss)	240	(57)
Accumulated deficit	(39,637)	(47,971)
	227,283	194,374
Treasury stock, 3,941,813 shares, at cost, for 2012 and 2011	(108,750)	(108,750)
Total stockholders’ equity	118,533	85,624
Total liabilities and stockholders’ equity	$385,921	$318,820

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Recurring	$67,505	$54,689	$193,014	$156,639
Services	15,127	12,794	46,161	38,284
License	—	267	915	1,537
Total revenues	82,632	67,750	240,090	196,460
Cost of revenues:
Recurring	19,390	16,521	57,729	46,757
Services	16,454	13,073	47,820	39,106
License	—	61	208	334
Total cost of revenues	35,844	29,655	105,757	86,197
Gross profit	46,788	38,095	134,333	110,263
Operating expenses:
Sales and marketing	17,218	15,002	53,327	47,649
Research and development	14,065	13,256	45,750	37,593
General and administrative	6,224	4,995	18,495	16,370
Total operating expenses	37,507	33,253	117,572	101,612
Operating income	9,281	4,842	16,761	8,651
Other (expense) income:
Interest and other expense	(178)	(64)	(354)	(365)
Other income, net	47	17	90	77
Total other expense, net	(131)	(47)	(264)	(288)
Income before income taxes	9,150	4,795	16,497	8,363
Provision for income taxes	(4,493)	(3,710)	(8,163)	(6,057)
Net income	$4,657	$1,085	$8,334	$2,306
Net income per share:
Basic	$0.17	$0.04	$0.31	$0.09
Diluted	$0.16	$0.04	$0.29	$0.08
Weighted average shares outstanding:
Basic	26,852	25,767	26,634	25,733
Diluted	28,495	27,747	28,312	27,790

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$4,657	$1,085	$8,334	$2,306
Other comprehensive income :
Unrealized gain (loss) on investments in marketable available for sale securities	5	(2)	3	(6)
Unrealized gain (loss) on foreign currency translation adjustments	372	(266)	297	(214)
Other comprehensive income (loss), before tax	377	(268)	300	(220)
Income tax (expense) benefit related to items of other comprehensive income	(2)	1	(2)	2
Other comprehensive income (loss), net of tax	$375	$(267)	$298	$(218)
Comprehensive income	$5,032	$818	$8,632	$2,088

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,334	$2,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,961	8,688
Provision for doubtful accounts	722	1,220
Non-cash stock-based compensation expense	14,117	11,359
Income taxes	7,933	5,933
Excess tax benefit from stock-based payments	(7,504)	(4,323)
Changes in operating assets and liabilities:
Accounts receivable	(2,008)	(262)
Prepaid expenses and other current assets	(620)	(2,789)
Other assets	(1,273)	(2,440)
Accounts payable	(1,353)	466
Accrued expenses and deferred rent	5,523	2,183
Deferred revenue	(1,509)	1,285
Net cash provided by operating activities	32,323	23,626
Cash flows from investing activities:
Purchases of property and equipment	(12,243)	(10,728)
Purchases of marketable securities	(10,706)	(10,801)
Maturities of marketable securities	10,058	10,122
Net purchases of securities with customer funds	(25,536)	(27,821)
Net cash used in investing activities	(38,427)	(39,228)
Cash flows from financing activities:
Repurchases of Common Stock	—	(17,310)
Excess tax benefits from stock-based payments	7,504	4,323
Shares acquired to settle employee tax withholding liability	(5,076)	(3,874)
Principal payments on capital lease obligations	(2,504)	(2,238)
Repayments of other borrowings	(214)	—
Net increase in customer fund obligations	25,536	27,821
Net proceeds from issuances of Common Stock	7,555	8,421
Net cash provided by financing activities	32,801	17,143
Effect of exchange rate changes on cash	297	(214)
Net increase in cash and cash equivalents	26,994	1,327
Cash and cash equivalents, beginning of period	46,149	40,889
Cash and cash equivalents, end of period	$73,143	$42,216
Supplemental disclosure of cash flow information:
Cash paid for interest	$308	$184
Cash paid for income taxes	$365	$547
Supplemental disclosure of non-cash financing activities:
Ultimate entered into capital lease obligations to acquire new equipment totaling $3.4 million and $2.3 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.
Ultimate purchased perpetual licenses with third-party vendors, totaling $6.5 million, payable over a three-year period, of which payments totaling $2.5 million were made during the nine months ended September 30, 2012.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

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

Computer Software Development Costs

Certain computer software development costs are capitalized in the accompanying unaudited consolidated balance sheets. We follow different accounting guidance rules for software capitalization purposes, depending on whether the underlying software is for external use or internal use.

Computer software development costs related to software developed for external use falls under the accounting guidance of ASC Topic 985-20, Costs of Software to Be Sold, Leased, or Marketed, in which capitalization begins upon the establishment of technological feasibility. For software costs that are capitalized in accordance with ASC Topic 985-20, technological feasibility is typically established upon completion of a working model. Capitalization ends and amortization begins when the related developed software is ready for general release to our customers. Amortization periods for software capitalized under this subtopic are generally five years. We have begun amortization for all capitalized software that falls under this guidance. Capitalized software falling under ASC Topic 985-20 is related to our former licensed products, which is presented in the unaudited consolidated balance sheets as capitalized software. There were no research and development expenses capitalized under ASC Topic 985-20 during the three and nine months ended September 30, 2012 and September 30, 2011. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which is typically five years. Ultimate evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If Ultimate's gross revenues were to be significantly less than its estimates, the net realizable value of Ultimate's capitalized software would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software. In addition to capitalizing costs for software (which are used by Ultimate in its general operations, for internal purposes), we also capitalize costs under ASC Topic 350-40 for certain software development projects related to our suite of products sold to our customers exclusively on a subscription basis under our SaaS offering of UltiPro (the “SaaS Offering”) . During the three and nine months ended September 30, 2012, we capitalized $2.6 million of computer software development costs related to a development project to be sold in the future as a SaaS product only. There were no such costs capitalized in the three and nine months ended September 30, 2011. These capitalized costs are included with property and equipment in the unaudited consolidated balance sheet. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to five years, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Fair Value of Financial Instruments

Ultimate's consolidated financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value as of September 30, 2012 and December 31, 2011.

4.	Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income (loss) in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income (loss) were $2 thousand and $3 thousand of unrealized gains on available-for-sale securities at September 30, 2012 and December 31, 2011, respectively.

The amortized cost, net unrealized gain (loss) and fair value of our investments in marketable available-for-sale securities as of September 30, 2012 and December 31, 2011 are shown below (in thousands):

	September 30, 2012			December 31, 2011
	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Corporate debentures and bonds	$4,613	$2	$4,615	$2,569	$(3)	$2,566
Commercial paper	2,148	—	2,148	1,799	—	1,799
U.S. Agency bonds	1,000	—	1,000	2,763	1	2,764
U.S. Treasury bills	1,202	2	1,204	1,206	5	1,211
Certificates of deposit	811	—	811	790	—	790
Total investments	$9,774	$4	$9,778	$9,127	$3	$9,130

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of September 30, 2012 are shown below (in thousands):

	September 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$8,706	$8,709
Due after one year	1,068	1,069
Total	$9,774	$9,778

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 or Level 2 during the three or nine months ended September 30, 2012 and the twelve months ended December 31, 2011.  No assets or investments were classified as Level 3 as of September 30, 2012 or as of December 31, 2011.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012				As of December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$4,615	$—	$4,615	$—	$2,566	$—	$2,566	$—
Commercial paper	2,148	—	2,148	—	1,799	—	1,799	—
U.S. Agency bonds	1,000	—	1,000	—	2,764	—	2,764	—
U.S. Treasury bills	1,204	—	1,204	—	1,211	—	1,211	—
Certificates of deposit	811	811	—	—	790	790	—	—
Total	$9,778	$811	$8,967	$—	$9,130	$790	$8,340	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of September 30, 2012 and December 31, 2011.

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

Property and equipment as of September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Property and equipment	$116,337	$96,920
Less: accumulated depreciation and amortization	(80,790)	(72,434)
Property and equipment, net	$35,547	$24,486

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Prepaid commissions	$15,559	$13,910
Other prepaid expenses	6,369	3,999
Other current assets	2,761	5,035
Total prepaid expenses and other current assets	$24,689	$22,944

7.	Capitalized Software

Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically five years.   Capitalized software and accumulated amortization of capitalized software as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Capitalized software	$11,342	$11,342
Less: accumulated amortization	(10,590)	(9,577)
Capitalized software, net	$752	$1,765

Amortization of capitalized software was $0.3 million for each of the three months ended September 30, 2012 and September 30, 2011, and $1.0 million for each of the nine months ended September 30, 2012 and September 30, 2011, respectively. Amortization of capitalized software is included with cost of recurring revenues in the unaudited condensed consolidated statements of income.

Expected future amortization for capitalized software at September 30, 2012 is as follows (in thousands):

Year	Amount
2012	$244
2013	508
$752

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	26,852	25,767	26,634	25,733
Effect of dilutive equity instruments	1,643	1,980	1,678	2,057
Dilutive weighted average shares outstanding	28,495	27,747	28,312	27,790
Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	—	—	11	—

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiary The Ultimate Software Group of Canada, Inc., (“Ultimate Canada”) have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive income (loss), a component of stockholders’ equity .  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income.

For the three and nine months ended September 30, 2012, Ultimate had cumulative unrealized translation gains of $0.4 million and $0.3 million, respectively. For the three and nine months ended September 30, 2011, Ultimate had cumulative unrealized translation losses of $0.3 million and $0.2 million, respectively.  Included in accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated balance sheets, are $0.2 million of unrealized translation losses at September 30, 2012 and $0.2 million of unrealized translation losses at December 31, 2011.

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

At the 2012 Annual Meeting of Stockholders, held on May 18, 2012 (the “2012 Annual Meeting”), the stockholders of Ultimate approved the Plan, including an amendment to increase the number of shares of our Common Stock authorized for issuance pursuant to Awards granted under the Plan by 1,500,000 shares. As of September 30, 2012, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,986,849 shares. A complete copy of the Plan is contained in Ultimate's Current Report on Form 8-K that was filed with the SEC on May 21, 2012.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Non-cash stock-based compensation expense:
Cost of recurring revenues	$658	$341	$1,809	$1,020
Cost of services revenues	688	360	1,854	1,107
Sales and marketing	1,886	1,734	5,332	5,244
Research and development	532	403	1,848	1,197
General and administrative	1,136	902	3,274	2,791
Total non-cash stock-based compensation expense	$4,900	$3,740	$14,117	$11,359

Net cash proceeds from the exercise of stock options were $2.3 million and $7.6 million for the three and nine months ended September 30, 2012, respectively, and $1.0 million and $8.4 million for the three and nine months ended September 30, 2011, respectively. There was a $4.2 million and a $7.5 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and nine months ended September 30, 2012, respectively, and a $2.6 million and $4.3 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and nine months ended September 30, 2011, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the nine months ended September 30, 2012.  The following table summarizes stock option activity (for previously granted stock options) for the nine months ended September 30, 2012 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,223	$20.20	4.27	$99,850
Granted	—	$—	—	—
Exercised	(528)	$14.31	—	—
Forfeited or expired	—	$—	—	—
Outstanding at September 30, 2012	1,695	$22.04	3.91	$135,698
Exercisable at September 30, 2012	1,695	$22.04	3.91	$135,698

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2012.  The amount of the aggregate intrinsic value changes, based on the fair value of Ultimate’s Common Stock.  Total intrinsic value of options exercised was $13.2 million and $34.9 million for the three and nine months ended September 30, 2012, respectively, and $1.5 million and $16.5 million for the three and nine months ended September 30, 2011, respectively.  All previously granted stock options were fully vested as of December 31, 2011 and, therefore, there were no options vested during the three and nine months ended September 30, 2012, respectively.  Total fair value of options vested was $0.6 million and $2.2 million for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, there were no unrecognized compensation costs related to non-vested stock options expected to be recognized as all previously granted stock options were fully vested as of December 31, 2011.

During the three months ended September 30, 2012 and September 30, 2011, we granted restricted stock awards for 5,351 shares and 5,916 shares, respectively, of Common Stock to non-employee directors.  There were 46,400 and 37,617 restricted stock unit awards granted to employees during the three months ended September 30, 2012 and September 30, 2011, respectively.

During the three months ended September 30, 2012, 1,925 shares of Common Stock previously issued under restricted stock awards became vested and were released to non-employee directors.  During the three months ended September 30, 2011, 2,055 shares of Common Stock previously issued under a restricted stock award became vested and were released to non-employee directors.

During the three months ended September 30, 2012, 24,211 shares of Common Stock became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  7,937 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.7 million, while 16,274 of such shares were issued to the holders of such awards.  During the three months ended September 30, 2011, 15,109 shares became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  4,790 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.2 million, while 10,319 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the nine months ended September 30, 2012 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2011	1,045	$31.25	430
Granted	18	$78.58	291
Vested and Released	(22)	$25.08	(196)
Forfeited or expired	(8)	$31.84	(18)
Outstanding at September 30, 2012	1,033	$32.20	507

As of September 30, 2012, $16.4 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.3 years.  As of September 30, 2012, $22.9 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 1.9 years.

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

We have found that our SaaS Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the SaaS Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are currently managed at three data centers–one located in the Miami, Florida area, one in the Atlanta, Georgia area, and another one in Toronto, Canada. All data centers are owned and operated by independent third parties. We recently signed an agreement for a new data center located in Phoenix, Arizona, which we expect will replace the Miami, Florida data center in the first half of 2013.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding primarily non-cash stock-based compensation ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the three months ended September 30, 2012, our (i) recurring revenues grew by 23%, compared with the same period in 2011 and (ii) Non-GAAP Operating Income was $14.2 million, or 17.2% of total revenues, as compared with $8.6 million, or 12.7% of total revenues, for the same period last year. For the nine months ended September 30, 2012, our (i) recurring revenues grew by 23%, compared with the same period in 2011, and (ii) Non-GAAP Operating Income was $30.9 million, or 12.9% of total revenues, as compared with $20.1 million, or 10.2% of total revenues, for the same period last year. As of September 30, 2012, our Customer Retention exceeded 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Computer Software Development Costs

Certain computer software development costs are capitalized in the accompanying unaudited consolidated balance sheets. We follow different accounting guidance rules for software capitalization purposes, depending on whether the underlying software is for external use or internal use.

Computer software development costs related to software developed for external use falls under the accounting guidance of Accounting Standards Codification ("ASC") Topic 985-20, Costs of Software to Be Sold, Leased, or Marketed, in which capitalization begins upon the establishment of technological feasibility. For software costs that are capitalized in accordance with ASC Topic 985-20, technological feasibility is typically established upon completion of a working model. Capitalization ends and amortization begins when the related developed software is ready for general release to our customers. Amortization periods for software capitalized under this subtopic are generally five years. We have begun amortization for all capitalized software that falls under this guidance. Capitalized software falling under ASC Topic 985-20 is related to our former licensed products, which is presented in the unaudited consolidated balance sheets as capitalized software. There were no research and development expenses capitalized under ASC Topic 985-20 during the three and nine months ended September 30, 2012 and September 30, 2011. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which is typically five years. Ultimate evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If Ultimate's gross revenues were to be significantly less than its estimates, the net realizable value of Ultimate's capitalized software would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software. In addition to capitalizing costs for software (which are used by Ultimate in its general operations, for internal purposes) , we also capitalize costs under ASC Topic 350-40 for certain software development projects related to our suite of products sold to our customers exclusively on a subscription basis under our SaaS Offering of UltiPro (the "SaaS Offering"). During the three and nine months ended September 30, 2012, we capitalized $2.6 million of computer software development costs related to a development project to be sold in the future as a SaaS product only. There were no such costs capitalized in the three and nine months ended September 30, 2011. These capitalized costs are included with property and equipment in the unaudited consolidated balance sheet. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to five years, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Fair Value of Financial Instruments

Ultimate's consolidated financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value as of September 30, 2012 and December 31, 2011.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Recurring	81.7%	80.7%	80.4%	79.7%
Services	18.3	18.9	19.2	19.5
License	—	0.4	0.4	0.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	23.5	24.4	24.0	23.8
Services	19.9	19.3	19.9	19.9
License	—	0.1	0.1	0.2
Total cost of revenues	43.4	43.8	44.0	43.9
Gross Profit	56.6	56.2	56.0	56.1
Operating expenses:
Sales and marketing	20.9	22.1	22.2	24.3
Research and development	17.0	19.6	19.1	19.1
General and administrative	7.5	7.4	7.7	8.3
Total operating expenses	45.4	49.1	49.0	51.7
Operating income	11.2	7.1	7.0	4.4
Other (expense) income:
Interest expense and other	(0.2)	(0.1)	(0.1)	(0.2)
Other income, net	0.1	—	—	—
Total other expense, net	(0.1)	(0.1)	(0.1)	(0.2)
Income before income taxes	11.1	7.0	6.9	4.2
Provision for income taxes	(5.4)	(5.4)	(3.4)	(3.0)
Net income	5.7%	1.6%	3.5%	1.2%

The following table sets forth the non-cash stock-based compensation expense resulting from the stock-based arrangements (excluding the income tax effect) and the amortization of acquired intangibles that are recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Non-cash stock-based compensation expense:
Cost of recurring revenues	$658	$341	$1,809	$1,020
Cost of services revenues	688	360	1,854	1,107
Sales and marketing	1,886	1,734	5,332	5,244
Research and development	532	403	1,848	1,197
General and administrative	1,136	902	3,274	2,791
Total non-cash stock-based compensation expense	$4,900	$3,740	$14,117	$11,359
Amortization of acquired intangibles:
General and administrative	$—	$27	$—	$83

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.

Total revenues increased 22.0% to $82.6 million for the three months ended September 30, 2012 from $67.8 million for the three months ended September 30, 2011, and 22.2% to $240.1 million for the nine months ended September 30, 2012 from $196.5 million for the nine months ended September 30, 2011.

Recurring revenues, consisting of subscription revenues from our SaaS Offering and customer support and maintenance revenues, increased 23.4% to $67.5 million for the three months ended September 30, 2012 from $54.7 million for the three months ended September 30, 2011 and 23.2% to $193.0 million for the nine months ended September 30, 2012 from $156.6 million for the nine months ended September 30, 2011. The increase for the three and nine months ended September 30, 2012 was primarily due to increased subscription revenues from our SaaS Offering, partially offset by a decrease in our customer support and maintenance revenues.

a)
Subscription revenues from our SaaS Offering increased 27.3% for the three months ended September 30, 2012 and 28.0% for the nine months ended September 30, 2012, both in comparison to the same periods in 2011. This increase was based on the revenue impact of incremental units sold that have gone Live since September 30, 2011, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring subscription revenues from our SaaS Offering begins when the related customer goes Live.

b)
Maintenance revenues decreased 3.1% for the three months ended September 30, 2012, and by 4.7% for the nine months ended September 30, 2012, both in comparison to the same periods in 2011.  The decreases resulted from the transition of certain customers who were formerly using UltiPro in connection with the prior purchase of a perpetual license to using UltiPro under our SaaS Offering, combined with the impact of attrition in the ordinary course of business, partially offset by price increases.  Maintenance revenues are recognized on a monthly recurring basis as the maintenance contracts renew annually.

Services revenues increased 18.2% to $15.1 million for the three months ended September 30, 2012 from $12.8 million for the three months ended September 30, 2011, and 20.6% to $46.2 million for the nine months ended September 30, 2012 from $38.3 million for the nine months ended September 30, 2011.  The increases in services revenues for the three- and nine-month periods were primarily due to additional implementation consulting revenues which were attributable to a combination of more billable consultants and the increased utilization of seasoned consultants. In addition, there was a continued shift toward more implementation consulting revenues from fixed fee arrangements and less implementation consulting revenues from time and materials arrangements, principally as a result of the Partners for Life program.  The Partners for Life program changed the method by which we charge customers for our services that are delivered primarily over the period leading up to the point the customer goes Live (the “Time to Live Period”). As new sales are generated, we now charge a fixed fee for services based on the number of the customer’s employees, as compared to our former billing method for new sales, which included charging customers on a time and materials basis as these services were provided. The Partners for

Life program was designed to lower the total cost of services charged to each customer primarily over the Time to Live Period for UltiPro and/or Optional Features. Recognition of implementation consulting revenues related to fixed fee arrangements under the Partners for Life program is based on the percentage of completion method associated with implementation milestones achieved.

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

Total cost of revenues increased 20.9% to $35.8 million for the three months ended September 30, 2012, from $29.7 million for the three months ended September 30, 2011. Total cost of revenues increased 22.7% to $105.8 million for the nine months ended September 30, 2012, from $86.2 million for the nine months ended September 30, 2011.

Cost of recurring revenues increased 17.4% to $19.4 million for the three months ended September 30, 2012 from $16.5 million for the three months ended September 30, 2011, and 23.5% to $57.7 million for the nine months ended September 30, 2012 from $46.8 million for the nine months ended September 30, 2011. The increases in the cost of recurring revenues for the three- and nine-month periods were primarily due to increases in both SaaS costs and customer support and maintenance costs, as described below:

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

Cost of services revenues increased 25.9% to $16.5 million for the three months ended September 30, 2012 from $13.1 million for the three months ended September 30, 2011, and 22.3% to $47.8 million for the nine months ended September 30, 2012 from $39.1 million for the nine months ended September 30, 2011. The increases in cost of services revenues for the three- and nine-month periods were primarily due to an increase in the cost of implementation. The increased cost of implementation was primarily from higher labor and related costs (particularly in association with increased number of billable consultants) and increased costs of third-party consulting partners.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 14.8% to $17.2 million for the three months ended September 30, 2012 from $15.0 million for the three months ended September 30, 2011 and by 11.9% to $53.3 million for the nine months ended September 30, 2012 from $47.6 million for the nine months ended September 30, 2011. The increases in sales and marketing expenses for the three- and nine-month periods were primarily due to increased labor and related costs (including higher sales commissions related to increased live units for SaaS sales), and, to a lesser extent, higher advertising and marketing expenses. Commissions on SaaS sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds to the related SaaS subscription revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 6.1% to $14.1 million for the three months ended September 30, 2012 from $13.3 million for the three months ended September 30, 2011 and by 21.7% to $45.8 million for the nine months ended September 30, 2012 from $37.6 million for the nine months ended September 30, 2011. The increases in research and development expenses for the three- and nine-month periods were principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Features, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs, and increased third-party consulting costs. During the three and nine months ended September

30, 2012, we capitalized a total of $2.6 million for internal-use software costs for a development project that will be offered exclusively as SaaS when it is eventually ready for its intended use. The majority of these capitalized costs were direct labor costs associated with the development project. There were no capitalized labor costs for the three and nine months ended September 30, 2011.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 24.6% to $6.2 million for the three months ended September 30, 2012 from $5.0 million for the three months ended September 30, 2011.  General and administrative expenses increased 13.0% to $18.5 million for the nine months ended September 30, 2012 from $16.4 million for the nine months ended September 30, 2011. The increases in general and administrative expenses for the three- and nine-month periods were primarily due to higher labor and related costs, partially offset by a lower provision for doubtful accounts.

Income Taxes

Income taxes for the three months ended September 30, 2012 and September 30, 2011 included a consolidated provision of $4.5 million and $3.7 million, respectively.   The effective income tax rate for the three months ended September 30, 2012 and September 30, 2011 was 49.1% and 77.4%, respectively.   Income taxes for the nine months ended September 30, 2012 and September 30, 2011 included a consolidated provision of $8.2 million and $6.1 million, respectively.   The effective income tax rate for the nine months ended September 30, 2012 and September 30, 2011 was 49.5% and 72.4%, respectively. The decrease in the effective income tax rate for the three and nine months ended September 30, 2012 was principally due to a benefit attributable to a decrease in nondeductible expenses, primarily related to compensation, and a lower ratio of expected nondeductible expenses to pre-tax income.

At December 31, 2011, we had approximately $113.0 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income.  The $113.0 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the tax benefit of which will primarily be credited to paid-in-capital and deferred tax assets when realized.  As a result, the tax benefit associated with stock-based compensation is included in net operating loss carryforwards but not reflected in deferred tax assets.  The carryforwards expire from 2012 through 2031. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments.  As of December 31, 2011, we did not have any net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income. The Company's U.S. Federal income tax return for the year ended December 31, 2010 is currently under review by the Internal Revenue Service.

We recognized $21.0 million of deferred tax assets, net of deferred tax liabilities, as of September 30, 2012.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada, and were not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations.

As of September 30, 2012, we had $82.9 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $27.6 million since December 31, 2011.  This $27.6 million increase was primarily due to cash provided by operations of $32.3 million and proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises of $7.6 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $14.7 million and cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $5.1 million.

Net cash provided by operating activities was $32.3 million for the nine months ended September 30, 2012, as compared with $23.6 million for the nine months ended September 30, 2011. This $8.7 million increase was primarily due to an increase in cash operating results of $8.4 million, an increase in accrued expenses of $3.3 million associated with expenses that will be primarily paid in the near term, a decrease in prepaid expenses and other current assets of $2.2 million principally related to the amortization of prepaid expenses, partially offset by an increase in accounts receivable, net of the change to deferred revenue, of $4.5 million and higher vendor payments of $1.8 million.

Net cash used in investing activities was $38.4 million for the nine months ended September 30, 2012, as compared with $39.2 million for the nine months ended September 30, 2011.  The decrease of $0.8 million was primarily attributable to a decrease in funds received from and held on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) of $2.3 million, partially offset by an increase in cash purchases of property and equipment of $1.5 million. During the three and nine months ended September 30, 2012, we capitalized software development costs related to a SaaS development project, totaling $2.6 million, which was classified as property and equipment in accordance with the applicable accounting guidance. With the exception of the stock-based compensation that was capitalized of $0.2 million, the capitalized software costs were paid in cash, since the majority of these costs were direct labor costs.

Net cash provided by financing activities was $32.8 million for the nine months ended September 30, 2012, as compared with $17.1 million for the nine months ended September 30, 2011. The $15.7 million increase was primarily related to an increase of $17.3 million attributable to a decreased amount paid for purchases of Common Stock under our stock repurchase plan and a $3.2 million increase in excess tax benefits from stock option exercises and a decrease of $1.2 million in cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units, partially offset by a decrease of $2.3 million in UltiPro Payment Services, and a $0.9 million decrease in proceeds from the issuance of Common Stock from stock option exercises.

Days sales outstanding, calculated on a trailing three-month basis, as of September 30, 2012 and September 30, 2011, were 64 days and 63 days, respectively.

Deferred revenues were $85.1 million at September 30, 2012, as compared with $86.6 million at December 31, 2011.  The decrease of $1.5 million in deferred revenues was primarily due to decreased deferred maintenance revenues, partially offset by increased deferred SaaS revenues and, to a lesser extent, increased deferred services revenues.  The majority of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to SaaS.

During the nine months ended September 30, 2012, we purchased perpetual licenses with third-party vendors totaling $6.5 million, payable over a three-year period, of which payments totaling $2.5 million were made.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of September 30, 2012.

Off-Balance Sheet Arrangements

We do not, and as of September 30, 2012 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measures exclude stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the three and nine months ended September 30, 2012, stock-based compensation expense was $4.9 million and $14.1 million, respectively, on a pre-tax basis. For the three and nine months ended September 30, 2011, stock-based compensation expense was $3.7 million and $11.4 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. There was no amortization of acquired intangible assets for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, the amortization of acquired intangible assets was $27 thousand and $83 thousand, respectively. Amortization of acquired intangible assets is excluded from Ultimate's non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Non-GAAP operating income reconciliation:
Operating income	$9,281	$4,842	$16,761	$8,651
Operating income, as a % of total revenues	11.2%	7.1%	7.0%	4.4%
Add back:
Non-cash stock-based compensation expense	4,900	3,740	14,117	11,359
Non-cash amortization of acquired intangible assets	–	27	–	83
Non-GAAP operating income	$14,181	$8,609	$30,878	$20,093
Non-GAAP operating income, as a % of total revenues	17.2%	12.7%	12.9%	10.2%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2012, total investments in available-for-sale marketable securities were $9.8 million.

As of September 30, 2012, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.3% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its September 30, 2012 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $44 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $44 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act . Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of September 30, 2012, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended September 30, 2012 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

The risk factors associated with Ultimate’s business, as disclosed in Part I, Item 1A, “Risk Factors,” in the Form 10-K, have not significantly changed.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Purchases of Equity Securities by the Issuer.  As of September 30, 2012, Ultimate had purchased 3,941,813 shares of Ultimate’s issued and outstanding Common Stock under our stock repurchase plan, with 1,058,187 shares being available for repurchase in the future.  There were no repurchases of shares of Ultimate's issued and outstanding Common Stock under the stock repurchase plan during the three months ended September 30, 2012.

ITEM 6.	Exhibits

Number	Description
10.1	Commercial lease between TCS-CB LLC, ("Landlord") and Ultimate, dated July 25, 2012 *
10.2	License and Master Services Agreement between IO Phoenix One, LLC and Ultimate, dated February 27, 2012, as amended *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 and September 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and September 30, 2011, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and September 30, 2011 and (v) Notes to Unaudited Condensed Consolidated Financial Statements

____________________

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	November 9, 2012	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)