Form 10-K
period 2012-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2013-02-28
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2012 was approximately $2.7 billion.
As of February 22, 2013, there were 27,530,105 shares of the Registrant’s Common Stock, par value $.01, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

THE ULTIMATE SOFTWARE GROUP, INC.

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (this “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” "Ultimate Software," “we,” “us” or “our”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the Securities and Exchange Commission.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including the risk factors set forth in Item 1A. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UltiPro® and its related design are registered trademarks of Ultimate in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate.

PART I

Item 1. Business

Overview

Ultimate Software is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. We believe we attained our leadership position through our focus on unified HCM, cloud technology, and strong customer relationships. At the close of 2012, we had more than 10 million people records in our HCM cloud.

UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes unified feature sets for talent acquisition and onboarding, human resources (“HR”) management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting for compensation management, succession management, reporting and analytical decision-making tools, and time and attendance. UltiPro has role-based features for HR professionals, executives, managers, administrators, and employees whether they are in or out of the office, including access to business-critical information on mobile devices such as the iPhone, iPad, and other smartphones and tablets.

We believe that UltiPro helps customers streamline HR and payroll processes to significantly reduce administrative and operational costs, while also empowering them to manage the talent in their workforces more strategically. UltiPro enables our customers to analyze workforce trends for better decision making, find critical information quickly and perform routine business activities efficiently.

We market UltiPro as two solution suites, based on company size. UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with more than 1,000 employees. UltiPro Workplace (“Workplace”) is designed for companies with 1,000 or fewer employees. UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have information technology (“IT”) staff on their premises to help with system deployment or management issues, we created UltiPro Workplace's bundled services package to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”

Cloud Computing Model
Cloud computing is the current terminology for describing the delivery of software-as-a-service ("SaaS"). Market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for them to purchase supporting software and hardware for an on-premise system or the need to keep IT people on staff to monitor and upgrade such a system.
We introduced our first subscription-based service solution over the Internet in December of 2000, and we began marketing our first multi-tenant SaaS HCM to enterprise companies in 2002. Since that time, we have significantly expanded our HCM offerings and enhanced our foundational technologies. Today, we develop our solutions using the latest advances in cloud computing and provide our customers with solutions that are highly functional, easy to use, configurable, and fast. Our cloud model is based on a multi-tenant architecture that is both open and secure with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on-premise software to our cloud-based service applications benefit by substantially reducing the cost and complexity typical of on-premise software implementations, customizations, and upgrades. Through cloud computing, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud model, we also provide activation and training services to our customers as well as support services, which have been certified by Services Strategies Corporation ("SSC") using the Service Capability and Performance (“SCP”) Standards certification program for fourteen consecutive annual evaluations.
We provide our hardware, infrastructure, ongoing maintenance and backup services at three data centers: one located near Atlanta, Georgia, one located near Phoenix, Arizona, and another near Toronto, Canada. Our data center facilities are owned and operated by independent third parties, who provide redundant power, bandwidth, and physical security. Ultimate employees deploy, monitor, and manage our hardware and software systems in accordance with our security and data privacy policies, which are subject to examination by an independent third-party.

Market Share

UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams. Ultimate had more than 2,500 customers as of the end of 2012. Based on January 2013 market data from Hoover's/Dun & Bradstreet, we estimate our approximate market share to be 11 percent for companies with more than 1,000 employees and 3 percent in the 200-to-1,000 market employee space.

Company Information

Ultimate is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), to accommodate our operations in Canada. In October 2006, Ultimate acquired 100% of the common stock of a United Kingdom (“UK”) company and our wholly-owned U.S. subsidiary, known as The Ultimate Software Group UK Limited. The Ultimate Software Group UK Limited was discontinued and liquidated in 2010. See Note 4 in the Notes to the Consolidated Financial Statements. There were no material assets or revenues in Canada as of or for the year ended December 31, 2012. Ultimate's headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and our telephone number is (954) 331-7000.

Features of UltiPro

UltiPro is a comprehensive cloud-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting for compensation management, succession management, reporting and analytical decision-making tools, time and attendance, and role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office. UltiPro offers the following features to our customers:

Role-Based Internet Access to Functionality. UltiPro provides Web access to workforce-related business functions, company communications, and reporting for everyone in our customer's organization, not just the HR department. The access and specific functionality are based upon our customer's process requirements and the individual user's role. We believe that UltiPro's employee-facing Web applications can increase administrative efficiencies by providing immediate access to reporting, staff management processes and business intelligence for executives, and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms, and paychecks. Ultimate also provides UltiPro functionality for use on mobile devices. Using tablets or smartphones, employees can manage their goals, provide feedback to managers, access their own personal information, such as pay statements, and can quickly access their company's employee directory to look up contact information or employee photos. In addition, managers can approve or deny daily workflow transactions—such as salary changes and paid time off-and can readily review goals, competencies, and accomplishments of their team members.

Rich and Highly Configurable Functionality. UltiPro has rich functionality built into the solution and provides extensive capabilities for configurability. As a result, we have found that our customers can avoid extensive customizations and yet are able to achieve a highly tailored solution to meet their specific business needs. Since UltiPro's feature-sets are unified, our customers are able to streamline their management of the total employment cycle and can generate strategic HR and talent management reports from UltiPro as their primary, central system of record for their employee data.

Flexible, Rapid System Setup and Configuration. UltiPro has been designed to minimize the time and effort required to set up and configure the system to address individual company needs. Largely because our UltiPro solutions deliver extensive functionality that can be configured to align with our customers' various business models with few customizations, our setup of new customers is faster and simpler than implementations typical of legacy, on-premise software.

Reduced Total Cost of Ownership. We believe that the UltiPro solution provides cost saving opportunities for our customers and that UltiPro is competitively priced. In addition, we believe that our current practices in activating the UltiPro solution result in cost savings for customers when compared with implementations of other similar solutions in the industry. The UltiPro customer may also reduce the administrative and IT support costs associated with the organization's HR, benefits and payroll functions over time. Administrative costs can be further reduced by providing an organization with greater access to information, streamlined HR processes and transactions, and control over reporting.

Modern Cloud Technologies. We have consistently focused on identifying leading technologies and practices and integrating them into our products. The primary characteristics of our technology and cloud architecture are:

▪
Multi-tenant model (multiple instances of UltiPro for different organizations can reside on one server) that allows each application component to run on a separate farm, or cluster, of load-balanced servers while still providing customer data security and segregation.

▪	Configurability that enables customers to achieve a highly tailored UltiPro experience for their businesses without incurring the high expense of custom software.

▪
Web services (a set of platform-neutral and vendor-independent protocols that enable application interactions over the Internet using Extensible Markup Language, or XML, and other Web technologies) that enable UltiPro customers to connect with other applications and data services easily and securely.

▪
Domain-driven, user-centered design framework that leverages industry-leading tools and technologies, including Microsoft's .NET platform, to streamline the complexities of our HCM domain and focus on how our users want to use UltiPro rather than expect them to change their behavior to accommodate our product.

▪	HTML-5 framework and responsive Web design for mobile-centric computing that enables a rich, dynamic user experience for UltiPro users on the smartphones or tablets of their choice.

Rich End-User Experience, Ease of Use and Navigation. We design our products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the HR, payroll, and talent management areas. UltiPro uses familiar, consumer-style navigation, which we believe makes our solution convenient and easy to use. While traveling or out of the office, our customer's HR professionals, executives, managers, administrators, and employees can manage payroll and employee functions and run reports by accessing UltiPro over the Internet or find answers to key routine questions by using an UltiPro application on their mobile devices.

Comprehensive Customer Services and Industry-Specific Expertise. We provide several types of customer service: cloud services, professional setup and activation services, knowledge management (or training) services, payment services (tax filing and check printing), and ongoing product and customer support services. All our customer services are designed to create a positive, productive UltiPro experience for our customers. Our customer support center has received the SCP Certification for the fourteenth consecutive year. The SCP program was created by the Service & Support Professionals Association (“SSPA”) and a consortium of information technology companies to create a recognized quality certification for support centers. SCP Certification quantifies the effectiveness of customer support based upon relevant performance standards and represents best practices within the technology support industry according to the SSPA. Recognizing the importance of issuing timely updates that reflect changes in tax and other regulatory laws, Ultimate employs a dedicated research team to track jurisdictional tax changes for more than 13,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

UltiPro-Core Functionality and Optional Features

UltiPro's core functionality includes, but is not limited to, a set of role-based features for HR management, benefits administration, payroll administration, and business intelligence along with system administration tools and integration capabilities that support our customers' connections with third-party applications and providers.

In addition to UltiPro's core HCM functionality, our customers have the option to purchase a number of additional features on a per-employee-per-month (“PEPM”) basis, which are available to enhance the functionality of UltiPro's core features and which are based on the particular business needs of the customers. These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession management); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) payment services (formerly referred to as “tax filing”); (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”) , which are described below.

Differences between features available to UltiPro Enterprise and UltiPro Workplace are specified below. Unless otherwise specified, features are included in both the Enterprise and Workplace offerings.

UltiPro's Core HR/Payroll Functionality

UltiPro can act as the gateway to business activities for a company's executives, management team, HR/payroll staff, administrators, and employees. Employees of customers can access UltiPro from standard Web browsers such as Microsoft Internet Explorer and Mozilla Firefox, view information and perform tasks in a language of their individual choice (most commonly English, Spanish, or French), set their personal preferences for the order and placement of home-page content, and set up access to any available page in one click. Ultimate believes that UltiPro allows our customers to improve service to their employees through better communications and to save time because managers and administrators can complete hundreds of common employee-related tasks, including administering benefits, managing staff and accessing reporting and business intelligence in real time, from one central solution. UltiPro also enables companies to provide secure, on-demand access to company and personal information for their employees over the Internet.

UltiPro's core HR/payroll functionality includes, but is not limited to, the following:

Human Resources Management. UltiPro tracks HR-related information including employment history, performance, job and salary information, career development, and health and wellness programs. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting, including the Consolidated Omnibus Budget Reconciliation Act (COBRA), the Health Insurance Portability & Accountability Act (HIPAA), regulations implemented by the Occupational Safety & Health Administration (OSHA), workers' compensation regulations, the Family Medical Leave Act (FMLA), and Equal Employment Opportunity (EEO) laws. UltiPro also enables compliance with HIPPAA confidentiality requirements for protecting sensitive data such as employee social security numbers.

Global Operations. UltiPro also allows customers to track HR information of employees working outside the U.S. and Canada, providing a global view of their workforces and enabling consolidation of global HR/employee information into one central system of record for HR reporting and analytics by individual country or the entire company as a whole.

Benefits Administration. UltiPro allows companies to automate the matching of health, welfare, dental, vision, and other benefits they offer their employees, including set up and administration of benefit plans and employee and employer contributions. UltiPro also enables employees to check benefit options and coverage over the Internet. UltiPro eliminates the need for duplicate rules, duplicate data entry, and reconciliation reporting because it stores details for deductions and benefit plans in one common table. These features include rules for coverage, premium and employer match computations, and eligibility and participation determinations. UltiPro also allows companies to maintain and administer paid time off benefits, such as vacation (including calculating benefit accrual amounts), track leave-time taken, and facilitate the response to employee leave requests.

Payroll Administration. UltiPro's payroll engine handles hundreds of payroll-related computations intended to minimize the customer's need for side calculations or additional programming. For example, UltiPro delivers complex wage calculations such as average pay rates for overtime calculations, shift premiums, garnishments and levy calculations. With UltiPro, a company's central payroll department, remote offices or multiple divisions can process payroll with specific processing steps based on the exact needs of the organization, and can manage this process through an easy-to-use dashboard of payroll tasks and status, over the Internet.

Role-Based Self-Service. Authorized managers have self-service access to staff information such as salary, compensation history, key dates and emergency contacts, with reporting and workforce analysis tools to facilitate decision-making. A customer's managers can view and update staff information, manage department activities, post job openings, leverage recruiting and hiring tools, and perform queries on workforce data. UltiPro's document management features can be used to house and categorize employee-related documents such as drivers' licenses, consent forms, and completed I-9 forms with required identification. Administrators and managers have the ability to attach files in standard formats such as Microsoft Word, PDF, JPEG, and spreadsheets to employee files. The documents can be grouped and sorted to individual requirements, as necessary.

Employees also may be given immediate, security-protected access to view their own paycheck details and benefits summaries, frequently used forms, and company information. They also can update personal information such as address, phone number, emergency contacts, and skills; change preferences such as direct deposit accounts and benefits selections; make routine requests such as asking for vacation time; and enroll in training.

UltiPro Business Intelligence. UltiPro Business Intelligence uses a business intelligence platform from IBM Cognos Corporation, a third-party provider, for HR, payroll, and talent management reporting and analysis. Accessed via the Web, UltiPro Business Intelligence gives users the ability to access data across the UltiPro solution - from HR, payroll to benefits administration and enrollment, compensation, talent acquisition and onboarding, talent management, compensation, compliance, year-end data, and more - and enables them to create, modify, and distribute workforce-related reports and notifications. UltiPro includes a pre-configured data mapping library and pre-authored reports and analytics. Controlled by role-based security, everyone in a customer's organization- from line managers to executives - can have immediate access to key workforce metrics, and they can personalize their own user experience to show the reports they want to see and how they want to see them. We believe that UltiPro Business Intelligence gives our customers significant strategic value for managing their workforce-related functions and saves them labor time and money by eliminating or reducing the need for internal technology people to generate hundreds of individual reports for disparate executive and management needs.

Other Key Features. UltiPro includes system administration tools such as configuration options, role-based security, configurable workflow, flexible business rules, and an easy-to-use content management tool. Conditional workflow enables organizations to authorize HR/payroll staff, managers, or supervisors to manage key HR processes via UltiPro, expediting business activities such as hiring an employee or making a salary increase. UltiPro workflow is configurable based on customer need and includes numerous pre-configured processes based on industry best-practices. System administration is designed to enable non-technical users to administer UltiPro's role-based security, built-in conditional workflow, and system business rules, as well as to enable system administrators to post company communications, link to external Web sites and tailor functionality to reflect the customer's own company user experience requirements. Enterprise Integration Tools also are included to provide the ability to interface with third-party cloud and on-premise applications and providers such as general ledger, payment services, time clocks, banks, 401(k) and benefits providers, check printing services and unemployment management services.

UltiPro's Optional Features

UltiPro Talent Management is a suite of add-on products comprised of Recruitment, Onboarding, Performance Management, Salary Planning and Budgeting, and Succession Management.

i) Recruitment. UltiPro Recruitment automates the entire recruiting and applicant tracking process, enabling hiring managers, recruiters, and HR staff to track and manage all recruitment tasks such as posting open jobs, reviewing resumes, screening candidates, and scheduling interviews through convenient Web access.

ii) Onboarding. UltiPro Onboarding is a comprehensive solution that provides employers the ability to automate the process of bringing a new employee into an organization and helping to speed time to productivity. Employees can be given a Web-based “welcome” package as part of a step-by-step onboarding process that is easily configurable to meet the specific needs of an organization. It includes such activities as obtaining required government and procedural paperwork, including electronic signatures and document storage; provisioning necessary equipment and job-specific tools such as office location, computer equipment, and uniforms; ensuring enrollment in necessary training programs; and instilling the employer's core values and business objectives.

iii) Performance Management. UltiPro Performance Management helps companies maximize the development of their people and improve employee satisfaction by automating and enhancing the performance process, using competency-based employee development. UltiPro Performance Management streamlines the processes of evaluating performance and completing performance reviews, making competency assessments, identifying top performers for succession planning, and tracking and executing coaching, training and development plans. The solution also supports a continuous process of capturing real-time employee feedback from a social network and, through our mobile solution, makes goal management, talent profile information, employee observations, and goal journaling convenient for employees.

iv) Salary Planning and Budgeting. UltiPro Salary Planning and Budgeting facilitates salary increase administration by delivering the tools and information managers need to make effective decisions regarding future compensation for individuals and/or an entire team. Highly configurable, UltiPro Salary Planning and Budgeting makes it easy for companies to manage their unique salary-increase processes including business rules. Managers can rapidly review their salary budgets and guidelines, and determine the best way to allocate pay increases to their employees within their approved budget. Once managers decide on the allocations, they can submit pay increases for processing with no manual calculations or spreadsheets required.
v) Succession Management. With UltiPro Succession Management, organizations can involve company leadership, managers, and individuals in an ongoing, collaborative process of succession planning. Employees can manage their own talent profiles-updating factors that influence succession readiness such as mobility preferences, languages, education, accomplishments, and competencies-to ensure that leadership has a deeper understanding of the talent landscape at their organization. Visible to employees and managers, UltiPro's employee “talent card” provides a consolidated and comparative view of multiple succession-readiness factors, which then can be used in both decision-making and career development processes.
Other Optional Features include, but are not limited to, the following products, which are supplemental to UltiPro's core HR/payroll functionality:
Benefits Enrollment. With UltiPro Benefits Enrollment, employees can review their benefit choices and make selections on the Web, either at work or from home, during defined open enrollment periods. Benefits administrators can set up enrollment sessions and use tools to monitor the enrollment progress. UltiPro Benefits Enrollment also guides employees through all of the benefit and personal information changes necessary as a result of a life event such as getting married, having a baby or moving. UltiPro also facilitates the electronic feeds required for insurance carriers and plan administrators, reducing the need for manual reporting of employee census information, participant coverage, and billing reconciliation.

Time, Attendance, and Scheduling (available to prospective customers in the Enterprise market). Through a strategic partnership, we have the right to market and distribute an independent third party's time and labor management product as part of the UltiPro solution. We have branded this product as UltiPro Time and Attendance, marketing the components as UltiPro Time and Attendance, UltiPro Leave Management, and UltiPro Workforce Scheduling (collectively, “UTA”). Ultimate is the single-source contact for customer implementations and ongoing solution support for UTA. UTA is Web-based and integrated with UltiPro's payroll, HR, and benefits functionality. UltiPro Time and Attendance tracks time and attendance labor metrics and supports a variety of time-capture mechanisms. UltiPro Leave Management includes all of the functionality required to effectively track and manage employee leave. UltiPro Workforce Scheduling features industry-specific employee scheduling options to ensure that organizations in different environments deploy employees in an efficient and legislatively compliant manner.

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
Payment Services. We have the right to market and distribute an independent third party's tax filing solution that we have branded UltiPro Payment Services (“UltiPro Payment Services”). With this solution, companies are able to meet all Federal, state, and local payroll tax filing obligations quickly and easily. The UltiPro solution saves payroll staff time by eliminating the administrative burdens associated with tax filing. UltiPro Payment Services enables businesses to deposit federal, state, and local tax payments for more than 13,000 tax codes via electronic funds transfer or check and automates filing for monthly, quarterly, and annual tax returns.
Wage Attachments. For organizations required to process third-party payments on behalf of their employees for items such as child support, tax levies, and creditor garnishments, UltiPro Wage Attachments provides the means to effectively streamline and manage the payment process. UltiPro Wage Attachments eliminates the burden associated with payments to third parties by using information entered and calculated in UltiPro, so there is no need to manage payment processing or analyze varying disbursement schedules for multiple jurisdictions. We ensure that each third-party payment is made according to the designated payment method and reaches its required destination within the assigned timeframe.
Other Optional Features. We offer a number of additional HR and payroll-related services to extend the value of UltiPro, including test environment services, W-2 print services, pre-employment screening, paycheck modeling, pay cards, unemployment tax management, employment verification services, employee assistance, health and wellness, and work/life balance programs. In addition, we offer UltiPro Federated Single Sign-On for standards-based identity management by leveraging Microsoft's Active Directory Federated Services infrastructure as well as single-sign-on capabilities through our partner Ping Identity. The solution helps improve and simplify data security by enabling individuals to use a single login credential (such as a network login) to seamlessly access UltiPro over the Internet.
Technology
We strive to use the most modern and capable technologies available for delivering solutions that are flexible, easy to use, fast, and secure. Major characteristics of our cloud application platform include, but are not limited to, the following:
Cloud Infrastructure. We leverage a multi-tenant cloud infrastructure using virtualized servers, storage, and best-in-class systems management technologies to deliver its HCM solutions reliably, safely, and rapidly. Our cloud platform is built on a modular design, including standard hardware configurations, virtualization, mirroring, and failover mechanisms. These approaches, along with an n-tier architecture, enable us to scale computing power and storage capacity efficiently based on immediate customer demand, add overall data center capacity in predictable and cost efficient ways, and respond to new customer and market requirements quickly. In 2012, we continued an ongoing modernization initiative with our new data center in Phoenix, Arizona, along with existing data center operations. Our solutions are protected by state-of-the-art security and data protection solutions, along with rigorous security and data protection practices, which are documented and regularly reviewed and certified by external auditors.
Multi-tenancy. We use a multi-tenant cloud model that allows us to support multiple customers on a single set of systems while maintaining performance, security, and reliability. We manage and maintain our solutions for our customers, including all hardware and software upgrades. Our customers benefit by reducing their need to keep their own IT resources on staff for UltiPro solutions. Our cloud customers also benefit from having the most current version of UltiPro installed as soon as it is available.
Configurability. We have invested in our own technology and approaches for enabling application and system configurability, enabling customers to achieve a highly tailored solution while minimizing or eliminating the need to create custom code.
Openness and Connectivity. We leverage widely adopted technology and industry standards for application programming interfaces (APIs). Customers can access their HCM data based on these standard, open, and secured connections in order to link to their in-house systems, third-party cloud applications, and other systems that require data feeds such as benefits providers. Ultimate leverages modern Web services based on Extensible Markup Language (XML), an industry standard that is widely used for application connectivity. In addition to APIs and Web services, Ultimate introduced the UltiPro Carrier Network (UCN) in 2012. Using industry-leading solutions from Informatica, the UCN allows Ultimate to create standard, reusable connectors that support the unique data transfer requirements of individual benefits providers, simplifying both the development and maintenance of these connections. Ultimate also supports a number of pre-packaged connectors for solutions that expand or extend the functionality included in UltiPro. These packaged integrations include, but are not limited to: Yammer, a provider of enterprise social networking solutions; CERTPOINT, a provider of learning management solutions; and Ping Identity, which offers single-sign-on capabilities for business applications.
Domain-Driven, User-Centered Design. We use a number of industry-leading tools and technologies to support our application framework, including Microsoft's .NET platform. Our framework supports synchronous and asynchronous transactions, delivers configurability for our customers, and speeds application innovation. Our approach includes domain-driven design, which provides a streamlined process for developing software with the complexities of an HCM domain. A key focus of our user-centered design is to optimize the overall user experience of our customers. We have invested significant resources in usability design and testing to create a consumer-style experience that is flexible, responsive, and personalized. In the design of the user-experience, our emphasis is on how users want to use the product rather than the expectation that users will change their behavior to accommodate the product.

Mobile-Centric User Experience. In addition to the user experience capabilities available through Microsoft.NET, Ultimate uses Hypertext Markup Language version 5 (HTML5) and responsive Web design approaches to deliver flexible user experiences for smartphones and tablets. This mobile framework supports applications delivered through multiple browsers and automatically adapts to screen size and orientation and takes advantage of gesture-based capabilities. Other features of our mobile-centric user experience include search for both people data and functionality, configurability for individual users that allows them to drag and drop individual content 'gadgets' and menu controls, and favorite-specific functionality for quick access.
Workflow. Ultimate supports numerous transactions and operational processes for our customers. These processes are frequently unique to an individual customer and typically require multiple steps, approvals, data input, and confirmations. To support our customers' unique requirements, UltiPro includes configurable business process automation, or workflow, which enables customers to automate processes based on their own needs and change these processes over time without custom software code.
Business Intelligence. Ultimate provides sophisticated data query and report authoring via IBM Cognos, a leading suite of business intelligence tools. Our customers can access reports and conduct data queries from a Web browser and are able to apply on-line analytical processing to multidimensional data cubes for exploring data on employees graphically and statistically from diverse angles. We maintain a link between Cognos' report catalog and UltiPro's data dictionary, eliminating the necessity for customers to create and maintain ad hoc reporting catalogs on their own. We also maintain a BI Exchange, an online community where Ultimate professionals and customers can post, download, and share standard reports. We have unified security for the data elements across UltiPro and Cognos instances so that role-based security controls data access across both solutions. We also provide single sign-on to simplify and secure user access.
Data Centers for Cloud Offerings

Ultimate's Cloud Offerings ("Cloud Offerings") provide on-line access to comprehensive HCM functionality for organizations that need to simplify the IT support requirements of their business applications. As a part of our Cloud Offering services, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for our customers at three data centers. The data center located near Atlanta, Georgia, is owned and operated by Quality Technology Services (“QTS”). The data center located near Toronto, Canada, is owned and operated by Verizon Canada Ltd. (“Verizon”) and the data center located in Phoenix, Arizona, is owned and operated by IO Phoenix One, LLC.

Ultimate's use of the data center located near Atlanta, Georgia, is governed by a Master Space Agreement dated June 1, 2009 with Quality Technology Services Metro, LLC (“QTS Metro”). Pursuant to the terms of the QTS Agreement, Ultimate may from time to time submit orders for the use of certain physical space within the data centers for hosting Ultimate's hardware equipment, as well as Internet connectivity services, security, power and generator back-up, environmental controls and access controls. The QTS Agreement provides that any service order will automatically renew for successive renewal terms, unless either party notifies the other party in writing at least sixty days prior to the end of the then current term that there will be no such renewal. Furthermore, the QTS Agreement may be terminated at any time by either party thereto, if: (i) the non-terminating party breaches any material term of such QTS Agreement and fails to cure such breach within 10 days after receipt of written notice; (ii) the non-terminating party becomes the subject of a voluntary or involuntary proceeding relating to insolvency, bankruptcy, receivership, liquidation, or reorganization; or (iii) a court or other government authority having jurisdiction over the services prohibits the furnishing of services governed by such QTS Agreement.

Ultimate's use of the data center located near Toronto, Canada, is governed by a General Service Agreement dated September 23, 2009 (the “Verizon Agreement”) between Ultimate's wholly owned subsidiary Ultimate Canada and Verizon. Pursuant to the terms of the Verizon Agreement, Ultimate Canada has use of certain physical space within the data center for hosting Ultimate Canada's hardware equipment, as well as Internet connectivity services. The Verizon Agreement contains provisions relating to data security and access to the data center. Upon placing a service order, Ultimate Canada is guaranteed certain pricing terms and is committed to minimum usage levels for a period of at least 36 months from the service effective date. The Verizon Agreement will renew on a month-to-month basis unless either party gives at least sixty days written notice prior to the completion of the applicable term that there will be no such renewal. The Verizon Agreement provides that its term will end upon the expiration of the term of the last-executed service order. Ultimate has guaranteed the payment of all amounts due from Ultimate Canada to Verizon under the Verizon Agreement.

Ultimate's use of the data center located near Phoenix, Arizona is governed by a License and Master Services Agreement dated February 27, 2012 (the "IO Phoenix Agreement") with IO Phoenix One, LLC. Pursuant to the terms of the IO Phoenix Agreement, Ultimate has use of certain physical space within the data center for hosting Ultimate's hardware equipment, as well as Internet connectivity services. The IO Phoenix Agreement contains provisions relating to data security and access to the data center. Ultimate is guaranteed certain pricing terms and is committed to minimum usage levels for a period of at least 36 months from the effective date. The IO Phoenix Agreement will automatically renew thereafter for additional terms of one year unless either party gives written notice prior to the completion of the applicable term that there will be no such renewal. Ultimate must give written notice within 60 days while IO Phoenix must give written notice within 120 days.

Pricing
Our Cloud Offerings are designed to provide an appealing pricing structure to organizations that prefer to minimize the initial cash outlay associated with typical capital expenditures for traditional on-premise products. Our cloud customers purchase the right to use UltiPro on an ongoing basis for a specific term in a shared or dedicated hosted environment, and the arrangement can typically be renewed after its initial term has expired. In the shared environment, Ultimate provides an infrastructure with servers shared among many customers who use a Web browser to access the application software through the related data center. In the dedicated environment, the customer does not share servers with other customers but rather has its own set of servers. The pricing for our Cloud Offerings, including both the hosting element as well as the right to use UltiPro, is on a PEPM basis.

Research and Development Activities

Ultimate incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of our business. Such research and development expenses are for enhancements to our existing products and for the development of new products. During 2012, 2011 and 2010, we spent $65.9 million, $51.4 million and $42.2 million, respectively, on research and development activities, including capitalized software. During 2012, $5.2 million of research and development expenses were capitalized for computer software development costs related to a development project that is expected to be offered in the future as a cloud product only. During 2011 and 2010, there were no research and development expenses capitalized.
Customer Services

We believe that our focus on delivering our customers a positive and productive UltiPro experience has differentiated Ultimate in the marketplace and is critical to the quality of Ultimate's comprehensive service solution. We provide our customer services in two broad categories: (i) professional services and (ii) customer support services and product maintenance. Additionally, we provide services associated with the delivery of our cloud-based solutions. These services include, but are not limited to, purchasing and supporting hardware and system software; installing new versions of UltiPro; and backing up customer data.

Professional Services. Ultimate's professional services include system setup and activation (i.e., implementation), customer relationship management (“CRM”), and knowledge management (or training) services. We believe that our setup and activation consulting services are differentiated from those of other vendors by speed, predictability and completeness. Our successful record with rapid system activation and implementations is due, we believe, to our standardized methodology, long-tenured consultants, highly configurable product functionality, and comprehensive conversion and integration tools.

Ultimate has a long-tenured team of functional and technical consultants who are dedicated to assisting customers with rapid deployments. In addition, we provide our customers with the opportunity to participate in formal training programs conducted by our knowledge management services team, as well as online scheduled courses and on-demand training. Training programs are designed to increase our customers' ability to use the full functionality of our products, thereby maximizing the value of our customers' investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, configuring the system and creating custom reports. Ultimate maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; Santa Ana, California; and at our headquarters in Weston, Florida. Ultimate rents training facilities in other locations, such as Toronto, Canada, on an as-needed basis. In addition to offering classes at these facilities, we conduct Web-based training, provide recorded on-demand training as well as “Quick Tours” for rapid assistance in specific areas of the solution. After our customers have processed their first live payroll using UltiPro (referred to as going “Live”) and have been turned over to our customer support and maintenance program, we assign a customer relationship manager to the account to assist customers obtaining maximum value of the UltiPro solution, connect with other Ultimate users and advanced business analytics. The CRM team also focuses a large portion of its time on customer retention, which is an important aspect of Ultimate's long-term business model.

Customer Support and Maintenance. We offer comprehensive and on-going maintenance services and technical support. These services have historically been purchased by all of our customers, and Ultimate had a recurring revenue customer retention rate which exceeded 96% in 2012. Ultimate's customer support center has received the SCP Certification sponsored by the SSC for the fourteenth consecutive year. This certification recognizes companies that “deliver exceptional service and support to their customers.” Ultimate's customer support services include: software updates that reflect tax and other legislative changes; a named customer service representative; telephone support 24 hours a day, 7 days a week; unlimited access to Ultimate's employee tax center on the Web; seminars on year-end closing procedures; a customer blog; and periodic newswire emails. In addition, our customer support services team maintains a Customer Success Portal for our customers where customers can submit inquiries and service requests as well as search a knowledge base of information for instant answers to questions, holds an annual national user conference and arranges for Ultimate professionals to attend smaller, user-organized user group meetings on a routine basis throughout the United States.

Customers

As of December 31, 2012, Ultimate provided our UltiPro solutions to more than 2,500 customers. Ultimate's customers represent a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services. For each of the three years ended December 31, 2012, no customer accounted for more than 10% of total revenues.

Sales and Marketing

We market and sell our products and services primarily through our direct sales force.

Our direct sales force includes business development vice presidents, directors and managers who have defined territories, typically geographic. The sales cycle begins with a sales lead generated through a national, corporate marketing campaign or a territory-based activity. In one or more on-site visits, phone-based sales calls, or Web demonstrations, sales managers work with application and technical sales consultants to analyze prospective client needs, demonstrate Ultimate's UltiPro solutions and, when required, respond to requests for proposals. The sale is finalized after customers complete their internal sign-off procedures and the terms of the contract are negotiated and signed.

With a sale of the Cloud Offering for both the Enterprise and Workplace markets, the agreement generally requires PEPM fees based on company size, to cover services which generally include implementation and training. Typical payment terms include a deposit at the time the contract is signed and ongoing PEPM payments on specific payment dates designated in the contract, usually tied to the Live date.

We support our sales force with a comprehensive marketing program that includes public relations, advertising, direct mail, trade shows, seminars and workshops, email marketing, social media marketing, and Web marketing. Working closely with the direct sales force, customers and strategic partners, our marketing team defines positioning strategies and develops a well-defined plan for implementing these strategies. Our marketing services include market surveys and research, overall campaign management, creative development, demand generation, results analysis, and communications with field offices, customers, and marketing partners.

Intellectual Property Rights

Ultimate's success is dependent, in part, on our ability to protect our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We do not have any patents or patent applications pending.

Competition

The market for our products is highly competitive. Our products compete primarily on the basis of technology, delivered functionality, price/performance and service.

Ultimate's competitors in the Enterprise market include (i) large service bureaus, primarily Automatic Data Processing Inc. (“ADP”) and, to a lesser extent, Ceridian; and (ii) companies, such as PeopleSoft/Oracle, Lawson, and Workday that offer human resource management and payroll software products for use on mainframes, client/server environments and/or Web servers. In the Workplace market, Ultimate's competitors include payroll service providers, such as ADP, Ceridian and Paychex, that service companies on the smaller end of the mid-market.

Backlog

Backlog consists of our UltiPro cloud-based solutions and, to a lesser extent, sales of services related to our Cloud Offering on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”) under signed contracts for which the services have not yet been delivered. At December 31, 2012, Ultimate had backlog of $136.7 million compared to $148.8 million as of December 31, 2011. Ultimate expects to fill approximately $115.1 million of the backlog during 2013. Ultimate does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

As of December 31, 2012, Ultimate employed 1,614 persons. Ultimate believes that our relationships with employees are good, and that belief is validated by Ultimate's ranking of #9 on FORTUNE's 2013 “100 Best Companies to Work For” list. Ultimate's history of good employee relationships is further validated by Ultimate's ranking of #25 on FORTUNE's 2012 list and the Great Place to Work Institute's ranking of Ultimate as the #1 Best Place to Work in America among medium-sized companies for both 2009 and 2008 and # 3 in both 2007 and 2006. However, competition for qualified employees in Ultimate's industry is generally intense and the management of Ultimate believes that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Available Information

Ultimate's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports and any registration statements, including but not limited to registration statements on Form S-3, are available free of charge on Ultimate's website at www.ultimatesoftware.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). Information contained on Ultimate's website is not part of this Form 10-K. You may record and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains the reports, proxy and information statements and other information regarding us that we file with the SEC. You can access the SEC's website at www.sec.gov.

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

Due to the method of accounting for sales from our Cloud Offering, a change in the period of the time from contract date to the Live date (“Time to Live”) could negatively impact the amount of recurring revenues recognized in a reporting period.

Sales production, as it pertains to sales of cloud units, is not reflected in recurring revenues and related variable costs in our consolidated statements of operations until the related customer goes Live. In our internal business model, we make certain assumptions, among other things, with respect to future sales production, revenue growth, variable costs, personnel costs and other operating expenses.

Our expectations for recurring revenue growth are typically established based on combinations of actual sales production (for those units that have been previously sold but have not yet gone Live) and expected future sales production, together with expectations as to the Time to Live periods. Estimates for Time to Live periods are usually based on (i) specific estimates (for certain backlog sales) provided by our field personnel, which estimates include factors and assumptions that are not within the control of our field personnel; and (ii) estimates for Time to Live periods for other cloud sales (including backlog sales without specific estimates at that point in time), as well as expected sales, which are typically based on assumptions derived from our historical Time to Live periods.  These estimates are adjusted periodically, and prospectively, based on management’s assessment of Time to Live for backlog sales at that point in time. Factors that could impact the estimates for Time to Live periods include, but are not limited to, customer size (as larger customers may have longer implementations, tend to go Live on more UltiPro features and have more interface and integration requirements), and the number of complementary products sold in addition to UltiPro to a single customer, which in some cases involve customers’ desire to go Live on all products at once, as compared to UltiPro first followed by complementary products.

To the extent there are changes in the underlying assumptions which drive Ultimate’s expected revenue growth from cloud sales, which include, but are not limited to, actual sales production achieved and changes in Time to Live periods, our recurring revenues, as reported in our consolidated statements of operations, could differ materially from levels we expected to achieve.

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

We have incurred operating losses in the past and we may incur operating losses in the future. As of December 31, 2012, our accumulated deficit was approximately $33.3 million as compared with $48.0 million as of December 31, 2011.  If our future total revenues do not grow at a higher rate than that of our total expenses, our future operating results could be negatively impacted.  Recent revenue growth should not be considered as indicative of our future performance, particularly with respect to the recent economic environment and the potential impact on our revenue streams, as our subscription revenues from our Cloud Offering are largely impacted by the employee growth or contraction of our existing customer base and customer spending patterns have a significant impact on our services revenues with respect to both the timing and extent of our services they purchase.

Adverse changes in general economic or political conditions could adversely affect our operating results.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions.  The state of the economy and the rate of employment, which deteriorated in the recent broad recession, may deteriorate more in the future.  If weakness in the economies of the U.S. and other countries persists, many customers may delay or reduce technology purchases.  This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, customers purchasing fewer services or Optional Features than they have in the past, customers requesting longer payment terms, customers failing to pay amounts due and slower collections of accounts receivable.  In addition, increased unemployment could result in significant decreases in our recurring revenues from our existing customer base as we price our ongoing recurring revenues on a PEPM basis, subject, in many cases, to minimum employee sizes per customer. Any of these events would likely harm our business, results of operations, financial condition and cash flows from operations.

Our failure to maintain and increase acceptance of UltiPro, which accounts for substantially all of our revenues, could cause a significant decline in our revenues.

Currently, the UltiPro solutions, including the UltiPro core product and Optional Features and related services, account for substantially all of our revenues. Our future success depends on maintaining and increasing acceptance of UltiPro. Any decrease in the demand for UltiPro would have a material adverse effect on our business, operating results and financial condition.

A systems failure or other service interruption at the data center owned and managed by QTS, the data center owned and managed by Verizon, and the data center owned and managed by IO Phoenix One, LLC and used for our hosting services could result in substantial expense to us, loss of customers and claims by our customers for damages caused by any losses they incur.

We offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers in the United States at a data center owned and operated by QTS, at a location near Atlanta, Georgia and at a data center owned and operated by IO Phoenix One, LLC near Phoenix, Arizona. We also offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers with employees exclusively in Canada at a data center owned and operated by Verizon near Toronto, Canada.

These hosting services, which are provided as part of our Cloud Offering, must be able to be reliably operated on a 24 hours per day, seven days per week basis without interruption or data loss. The success of the Cloud Offering depends on our ability to protect the infrastructure, equipment and customer data files against damage from:

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

▪
A number of companies, such as PeopleSoft/Oracle, Lawson, and Workday that offer HCM software products for use on mainframes, client/server environments and/or Web servers; and, in the UltiPro Workplace market, payroll service providers such as ADP, Ceridian and Paychex that service companies on the smaller end of the mid-market; and

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

The potential growth of our business and expansion of our customer base may place a significant strain on our management and operations, and we may be unable to manage that growth and expansion successfully.

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

Customers use our products in connection with the preparation and filing of tax returns and other regulatory reports. If any of our products contain errors that produce inaccurate results upon which users rely, or cause users to misfile or fail to file required information, we could be subject to liability claims from users. Our cloud and maintenance renewal agreements with our customers typically contain provisions intended to limit our exposure to such claims, but such provisions may not be effective in limiting our exposure. Contractual limitations we use may not be enforceable and may not provide us with adequate protection against product liability claims in certain jurisdictions. A successful claim for product or service liability brought against us could result in substantial cost to us and divert management’s attention from our operations.

Anti-takeover provisions in our certificate of incorporation and by-laws and under our Amended and Restated Rights Agreement and Delaware law and our Change in Control Bonus Plans could substantially increase the cost to acquire us or prevent or delay a change in control and, as a result, negatively impact our stockholders and the price of our Common Stock.

We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted an Amended and Restated Rights Agreement that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our Board of Directors. This rights plan could prevent us from being acquired. Our Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. This board structure may prevent stockholders from changing the composition of our Board of Directors quickly.

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

International operations are subject to risks associated with operating outside of the United States.  During the fourth fiscal quarter of 2006, we began operating in Canada (through the formation of a wholly-owned Canadian subsidiary).  During 2012, we continued to grow our operations in Canada.  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, our international operations may grow and increase their significance to our business.  Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad.  If sales to any of our customers outside of the United States are delayed or canceled because of any of the above factors, our revenue may be negatively impacted.

Our international operations also increase our exposure to international laws and regulations. If we are unable to comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

Under U.S. generally accepted accounting principles, goodwill is required to be tested for impairment at least annually.  Factors that may be considered in circumstances indicating that the carrying value of our goodwill may not be recoverable include a reduction in our market capitalization (as a result of a decline in our stock price) to a level below our consolidated stockholders’ equity as of the applicable balance sheet date, declining future cash flows, and slower growth rates in our industry.  We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, resulting in a negative impact on our results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, Ultimate’s corporate headquarters, and its principal administrative, technology, customer support, finance, marketing and information technology operations were located in Weston, Florida.  Ultimate’s principal facilities are described below:

Location	Size (sq. ft.)	Lease Termination	General Use
Weston, FL – HQ	39,872	1/31/2017	Technology
Weston, FL – HQ	21,392	1/31/2018	Executive Management and Customer Support
Weston, FL – HQ	5,000	Owned	Information Technology and Shared Services
Weston, FL – HQ	30,000	5/31/2015	Sales Administration, Marketing, Professional Services and Finance
Weston, FL – HQ	19,950	3/31/2018	Corporate Support and Information Technology
Weston, FL – HQ	8,000	2/29/2016	Technology
Weston, FL - HQ (1)	10,456	3/31/2017	Customer Support and Technology
Weston, FL - HQ (2)	16,198	8/31/2014	Information Technology and Shared Services
Atlanta, GA	49,172	5/31/2019	Professional Services, Customer Support and Payment Services
Santa Ana, CA	13,000	8/31/2016	Payment Services, Professional Services, and Customer Support
Schaumburg, IL	7,861	6/30/2014	Administration and Training
Toronto, Ontario	2,115	12/31/2015	Professional Services and Customer Support
_____________________

(1)
In July 2012, Ultimate entered into a 56-month lease agreement for a seventh headquarters building located in Weston, Florida within a short distance of the other headquarters locations. Ultimate moved a portion of its operations into this building in November 2012.

(2)
In January 2013, Ultimate entered into an 18-month lease agreement for an eighth headquarters building located in Weston, Florida within a short distance of the other headquarters locations. Ultimate plans to move a portion of its operations into this building during 2013.

Currently, we also lease office space for our sales operations in New York, New York; Albany, New York; Atlanta, Georgia; Dallas, Texas; Detroit, Michigan; Nashville, Tennessee; Hendersonville, Tennessee; Lee’s Summit, Missouri; Troy, Michigan; Ann Arbor, Michigan; Overland Park, Kansas; Jacksonville, Florida; Omaha, Nebraska; Roseville, California; Ashburn, Virginia; Moorestown, New Jersey; Evans City, Pennsylvania; Baton Rouge, Louisiana; and Cincinnati, Ohio. Sales operations in other locations are not supported by leased office space.  We believe that our existing facilities are suitable and adequate for our current operations for the next 12 months. We further believe that suitable space will be available as needed to accommodate any expansion of our operations on commercially reasonable terms.

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

	2012		2011
	High	Low	High	Low
First Quarter	$75.00	$63.62	$60.43	$47.20
Second Quarter	91.41	67.54	59.86	48.87
Third Quarter	106.40	85.97	58.89	43.28
Fourth Quarter	105.00	85.08	71.97	44.96

As of February 22, 2013, we had approximately 91 holders of record, representing approximately 3,200 stockholder accounts.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. The payment of dividends in the future, if any, will be at the discretion of our Board of Directors.

Performance Graph.  The following graph compares the cumulative total stockholder returns on Ultimate’s Common Stock for the five year period covering December 31, 2007-December 31, 2012, on an annual basis, with the cumulative total return of The Nasdaq Composite Index and the RDG Software Composite Index for the same period.

Comparison of 5 Year Cumulative Total Return*
Among the Ultimate Software Group, Inc., the NASDAQ Composite Index, and the RDG Software Composite Index

$350
$300
$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
The Ultimate Software Group, Inc.
NASDAQ Composite
RDG Software Composite

* $100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

As of December 31, 2012, Ultimate had purchased 4,053,835 shares of our Common Stock under the Stock Repurchase Plan, with 946,165 shares available for repurchase in the future.  The number of shares of Common Stock repurchased by us during the three months ended December 31, 2012 is as indicated below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2012	—	—	3,941,813	1,058,187
November 1 – 30, 2012	112,022	$87.19	4,053,835	946,165
December 1 – 31, 2012	—	—	4,053,835	946,165
Total	112,022	$87.19	4,053,835	946,165

Item 6.   Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statements of operations data presented below for each of the years in the three-year period ended December 31, 2012 and the balance sheet data as of December 31, 2012 and 2011 have been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data: (in thousands, except per share data)
Revenues:
Recurring	$266,430	$213,785	$170,905	$133,159	$106,198
Services	64,563	53,195	55,368	58,996	60,535
License	1,275	2,218	1,538	4,125	11,264
Total revenues	332,268	269,198	227,811	196,280	177,997
Cost of revenues:
Recurring	78,121	63,505	49,144	38,765	29,605
Services	66,063	52,341	49,843	48,304	50,058
License	280	488	255	750	1,795
Total cost of revenues	144,464	116,334	99,242	87,819	81,458
Gross profit	187,804	152,864	128,569	108,461	96,539
Operating expenses:
Sales and marketing	72,565	63,145	58,374	52,810	47,193
Research and development	60,693	51,356	42,222	38,005	36,025
General and administrative	25,433	21,931	19,727	17,803	17,516
Total operating expenses	158,691	136,432	120,323	108,618	100,734
Operating income (loss)	29,113	16,432	8,246	(157)	(4,195)
Other (expense) income:
Interest expense and other	(476)	(401)	(263)	(90)	(243)
Other income, net	102	91	188	162	857
Total other (expense) income, net	(374)	(310)	(75)	72	614
Income (loss) from continuing operations before income taxes	28,739	16,122	8,171	(85)	(3,581)
(Provision) benefit for income taxes	(14,107)	(11,840)	(5,161)	(721)	1,016
Income (loss) from continuing operations	14,632	4,282	3,010	(806)	(2,565)
Loss from discontinued operations, net of income taxes	—	—	(853)	(336)	(332)
Net income (loss)	$14,632	$4,282	$2,157	$(1,142)	$(2,897)
Basic earnings (loss) per share: (1)
Earnings (loss) from continuing operations	$0.55	$0.17	$0.12	$(0.04)	$(0.10)
Loss from discontinued operations	—	—	(0.03)	(0.01)	(0.02)
Total	$0.55	$0.17	$0.09	$(0.05)	$(0.12)
Diluted earnings (loss) per share: (1)
Earnings (loss) from continuing operations	$0.52	$0.15	$0.11	$(0.04)	$(0.10)
Loss from discontinued operations	—	—	(0.03)	(0.01)	(0.02)
Total	$0.52	$0.15	$0.08	$(0.05)	$(0.12)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Weighted average shares outstanding: (1)
Basic	26,778	25,814	24,960	24,463	24,588
Diluted	28,375	27,806	27,101	24,463	24,588
Balance Sheet Data:	As of December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$58,817	$46,149	$40,889	$23,684	$17,200
Investments in marketable securities	10,534	9,130	9,317	9,523	5,805
Total assets	525,284	318,820	249,557	171,130	147,257
Deferred revenue	91,976	86,563	78,095	68,559	63,494
Long-term borrowings, including capital lease obligations	5,070	2,175	2,406	1,710	1,519
Stockholders’ equity	$114,670	$85,624	$72,985	$57,770	$51,072

(1)	See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the computation of net earnings (loss) per share.

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

Overview

Ultimate is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. We attained our leadership position, we believe, through our focus on unified HCM, cloud technology, and strong customer relationships. At the close of 2012, we had more than 10 million people records in our HCM cloud.

UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes unified feature sets for talent acquisition and onboarding, human resources (“HR”) management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting for compensation management, succession management, reporting and analytical decision-making tools, and time and attendance. UltiPro has role-based features for HR professionals, executives, managers, administrators, and employees whether they are in or out of the office, including access to business-critical information on mobile devices such as the iPhone, iPad, and other smartphones and tablets.

Our cloud offering of UltiPro (the “Cloud Offering”) provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that our Cloud Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Cloud Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are currently managed at three data centers-one located in the Atlanta, Georgia area, one in the Phoenix, Arizona area and another one in Toronto, Canada. All data centers are owned and operated by independent third parties.

We market UltiPro as two solution suites based on company size. UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with more than 1,000 employees. UltiPro Workplace (“Workplace”) is designed for companies with 1,000 or fewer employees. UltiPro Workplace provides medium-sized and smaller companies with nearly all the features that larger enterprise companies have with UltiPro, plus a bundled services package. Since many companies in this market do not have information technology (“IT”) staff on their premises to help with system deployment or management issues, we created UltiPro Workplace's bundled services package to give these customers a high degree of convenience by handling system setup, business rules, and other situations for customers “behind the scenes.”  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

In addition to UltiPro's core HCM functionality, our customers have the option to purchase a number of additional features on a per-employee-per-month (“PEPM”) basis, which are available to enhance the functionality of UltiPro's core features and which are based on the particular business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession management); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) payment services (formerly referred to as “tax filing”); (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”).  All Optional Features are priced solely on a subscription basis.  Some of the Optional Features are available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, and availability is based on the needs of the respective customers, the number of their employees and the complexity of their HCM environment.

Our Partners for Life program, introduced in the second half of 2010, is designed to make it easier for customers to leverage the full scope of UltiPro's features and reach more users in our customers' organizations. As part of the Partners for Life program, we changed the pricing method for our implementation services from a time and materials offering to a fixed fee offering, with the expected objective of lowering the total cost of services charged to each customer.  The incremental benefit of the Partners for Life program is that we enhance the quality of our customer relationships and encourage increased customer loyalty, and enhanced readiness for the customer to be a reference for us.

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding primarily non-cash stock-based compensation ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the year ended December 31, 2012, our (i) recurring revenues grew by 25%, compared with the same period in 2011 and (ii) Non-GAAP Operating Income was $49.5 million, or 14.9% of total revenues, as compared with $31.5million, or 11.7% of total revenues, for the same period last year. For the year ended December 31, 2011, our (i) recurring revenues grew by 25%, compared with the same period in 2010, and (ii) Non-GAAP Operating Income was $31.5 million, or 11.7% of total revenues, as compared with $21.8 million, or 9.6% of total revenues, for the same period in 2010. As of December 31, 2012, our Customer Retention exceeded 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Subscription revenues from our Cloud Offering and customer support and maintenance revenues are the primary components of recurring revenues.  The majority of services revenues are derived from implementation consulting services. Subsequent to the discontinuation of selling perpetual licenses of UltiPro to new customers, which occurred in 2009, we sell licenses to existing license customers but only in relation to the customer's employee growth or for Optional Features if the customer already has a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold in the past, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter. Currently, our customer support and maintenance revenues are related to renewal maintenance only.

As cloud units are sold, the recurring revenue backlog associated with the Cloud Offering grows, enhancing the predictability of future revenue streams.  Cloud revenues include ongoing monthly subscription fees, priced on a PEPM basis.  Revenue recognition for the Cloud Offering is triggered when the customer processes its first payroll using UltiPro (or goes “Live”).

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

Revenue Recognition

We recognize revenues in accordance with Accounting Standards Update No. 2009-13, “ Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). We use the relative selling price method to allocate the total consideration to units of accounting in a multiple element arrangement. We allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price.

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

We evaluate each deliverable in our arrangements to determine whether it represents a separate unit of accounting.  A deliverable constitutes a separate unit of accounting when it has stand-alone value to our customers.  Our products and services continue to qualify as separate units of accounting under ASU 2009-13.

There are two major elements in our multiple element arrangements for the delivery of our Cloud Offering, which are recurring revenues (i.e., cloud subscription revenues and customer support and maintenance revenues) and services revenues (mostly implementation consulting services).

For multiple element arrangements, the consideration allocated to cloud subscription revenues is recognized as recurring revenues over the initial contract period, as those services are delivered, commencing with the Live date of the related product. The consideration allocated to fixed fee implementation consulting services in multiple element arrangements is recognized as services revenues on a percentage of completion basis, using reasonably dependable estimates with respect to milestones achieved (in relation to progression through implementation phases), by product.

Single element arrangements typically consist of renewals for cloud subscriptions and renewal maintenance agreements. In addition, subsequent to the introduction of the Partners for Life program, implementation consulting services sold on a time and materials basis typically represent single element arrangements. Under these single element arrangements, cloud subscription and maintenance revenues are recognized over the related renewal period, as the services are delivered, and implementation consulting services are recognized as the services are performed.

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

The majority of services revenues are recognized over the implementation period, which is from the contract execution date until the Live date. Cloud revenues are recognized over the initial contract term, beginning in the month the customer goes Live.

Recurring Revenues

Recurring revenues consist of subscription revenues recognized from our Cloud Offering, as well as customer support and maintenance revenues.

i)  Cloud subscription revenues are principally derived from PEPM fees earned from the Cloud Offering and from sales of hosting services on a stand-alone basis to customers who already own a perpetual license ("Base Hosting").  Ongoing PEPM fees from the Cloud Offering and, to a lesser extent, Base Hosting are recognized as subscription revenues as the services are delivered, commencing when the customer goes Live.

ii)  Customer support and maintenance revenues are derived from maintaining, supporting, and providing periodic updates of our software for our hosting services.  Since we stopped selling perpetual licenses to our new customers effective April 1, 2009, customer support and maintenance revenues stem from annual renewals.

Under our Cloud Offering, our customers do not have the right to take possession of our software and these arrangements are considered service contracts. The selling price of multiple deliverables in cloud arrangements is derived for each element based on the guidance provided by ASU 2009-13.  The multiple elements that typically exist in cloud arrangements include (1) recurring revenues from the combination of hosting services, the right to use UltiPro, and maintenance of UltiPro (i.e., product enhancements, updates and customer support) and (2) professional services (i.e., primarily implementation consulting services).

The pricing for the three elements that pertain to recurring revenues (i.e., hosting services, the right to use UltiPro and maintenance of UltiPro) is bundled.  Since these three bundled elements are components of recurring revenues in the consolidated statements of income, allocation of selling price to each of the three elements is not necessary and they are not reported separately.  Selling price, which is established through VSOE, for the bundled elements, as a whole, is determined on the basis of renewal pricing, without taking into consideration potential price increases or potential changes in the number of employees of the customer in the future due to the uncertainties surrounding these potential occurrences.  These bundled elements are provided on an ongoing basis, represent undelivered elements and are recognized on a monthly basis as the related services are performed, commencing once the customer goes Live.

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

Prior to the introduction of the Partners for Life program in the second half of 2010, our multiple element sales contracts included recurring cloud revenues, priced on a PEPM basis, and implementation consulting services, priced on a time and materials basis.  As the Partners for Life program has evolved (particularly over the course of 2011 and 2012), we have found that the vast majority of multiple element contracts contain recurring cloud revenues and implementation consulting services priced on a fixed fee basis. Time and materials implementation consulting services are still sold but, generally, as stand-alone sales not directly related to the basic implementation of the cloud product. The total arrangement consideration is allocated to services elements in the arrangement based on relative selling prices, using the prices established when the services are sold on a stand-alone basis.  Selling price is established through ESP for fixed fee implementation consulting services related to our Partners for Life program.

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

Ultimate assesses the likelihood that it will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating loss carryforwards, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2012 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2012, it was considered more likely than not that a valuation allowance for deferred tax assets was not required. However, should there be a change in our ability to recover the deferred tax assets, the tax provision would increase in the period in which it is determined that recovery is not probable.

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

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Recurring	80.2%	79.4%	75.0%
Services	19.4	19.8	24.3
License	0.4	0.8	0.7
Total revenues	100.0	100.0	100.0
Cost of revenues:
Recurring	23.5	23.6	21.6
Services	19.9	19.4	21.9
License	0.1	0.2	0.1
Total cost of revenues	43.5	43.2	43.6
Gross profit	56.5	56.8	56.4
Operating expenses:
Sales and marketing	21.8	23.5	25.6
Research and development	18.3	19.1	18.5
General and administrative	7.6	8.1	8.7
Total operating expenses	47.7	50.7	52.8
Operating income	8.8	6.1	3.6
Other income (expense):
Interest expense and other	(0.1)	(0.1)	(0.1)
Other income, net	—	—	0.1
Total other income (expense), net	(0.1)	(0.1)	—
Income from continuing operations before income taxes	8.7	6.0	3.6
Provision for income taxes	(4.3)	(4.4)	(2.3)
Income from continuing operations	4.4	1.6	1.3
Loss from discontinued operations, net of taxes	—	—	(0.4)
Net income	4.4%	1.6%	0.9%

Comparison of Fiscal Years Ended December 31, 2012 and 2011

Revenues

Our revenues are derived from recurring revenues, services revenues and, to a much lesser extent, license revenues.  See “Revenue Recognition” above for further discussion of Ultimate’s revenue sources and its method of accounting for each of them.

Total revenues, primarily consisting of recurring and services revenues, increased 23.4% to $332.3 million for 2012 from $269.2 million for 2011.

Recurring revenues increased 24.6% to $266.4 million for 2012 from $213.8 million for 2011.  The increase in recurring revenues for 2012 was primarily due to an increase in cloud revenues, partially offset by a decrease in maintenance revenues, as described below:

i)
Cloud revenues increased 29.3% for 2012, primarily due to the continued growth of the Cloud Offering, which comprised the majority of unit sales. The increase in cloud revenues is based on the revenue impact of incremental units that have gone Live since December 31, 2011, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring revenues for cloud sales commences upon the respective Live date.

ii)
Maintenance revenues from previously sold licenses decreased 4.4%. The decrease resulted from the transition of certain customers who were formerly using UltiPro in connection with the prior purchase of a perpetual license to using UltiPro under our Cloud Offering, combined with the impact of attrition in the ordinary course of business, partially offset by price increases.  Maintenance revenues are recognized on a monthly recurring basis as the maintenance contracts renew annually.

iii))	Our annual revenue customer retention rate for total recurring revenues exceeded 96% in 2012.

iv)
The impact on recurring revenues of units sold under the Cloud Offering has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.

Services revenues increased 21.4% to $64.6 million for 2012 from $53.2 million for 2011 primarily as a result of an increase in implementation revenues. The increase in implementation revenues was primarily attributable to a combination of more billable consultants, the increased utilization of seasoned consultants and an increase in the use of third-party consulting partners. In addition, there was a continued shift toward more implementation consulting revenues from fixed fee arrangements and less implementation consulting revenues from time and materials arrangements, principally as a result of the Partners for Life program.  The Partners for Life program changed the method by which we charge customers for our services that are delivered primarily over the period leading up to the point the customer goes Live (the “Time to Live Period”). As new sales are generated, we charge a fixed fee for services based on the number of the customer’s employees, as opposed to our former billing method for new sales, which included charging customers on a time and materials basis as these services were provided. The Partners for Life program was designed to lower the total cost of implementation services charged to each customer primarily over the Time to Live Period for UltiPro and/or Optional Features, through a fixed fee.
 Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide maintenance and technical support to Ultimate's customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including hosting data center costs and, to a lesser extent, amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation consulting services and training to Ultimate's customers and, to a lesser extent, costs related to sales of payroll-related forms, time clocks and Form W-2 services, as well as costs associated with certain client reimbursable out-of-pocket expenses.

Cost of recurring revenues increased 23.0% to $78.1 million for 2012 from $63.5 million for 2011.  The $14.6 million increase in the cost of recurring revenues for the year was primarily due to increases in both cloud costs and customer support and maintenance costs, as described below:

i)
The increase in cloud costs was principally as a result of the growth in cloud operations and increased sales, including increased labor costs, increased hosting data center costs and, to a lesser extent, costs related to our payment services (as we continue to grow that business).

ii)	The increase in customer support and maintenance costs was primarily due to higher labor costs commensurate with the growth in the number of customers serviced.

Cost of services revenues increased 26.2% to $66.1 million for 2012 from $52.3 million for 2011.  The $13.8 million increase in cost of services revenues was primarily due to an increase in the cost of implementation. The increased cost of implementation was primarily from higher labor and related costs (particularly in association with increased number of billable consultants) and increased costs of third-party implementation consulting partners from increased usage.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 14.9% to $72.6 million for 2012 from $63.1 million for 2011.  The $9.5 million increase for the year was primarily due to increased labor and related costs (including higher sales commissions related to increased cloud sales) and, to a lesser extent, increased advertising and marketing costs.  Commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 18.2% to $60.7 million in 2012 from $51.4 million in 2011.  The $9.3 million increase in research and development expenses during 2012 was principally due to higher labor and related costs attributable to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount) and, to a lesser extent, increased third-party consulting costs, partially offset by capitalized labor costs. We capitalized $5.2 million of computer software development costs related to a development project to be sold in the future as a cloud product only. There were no such costs capitalized in the year ended December 31, 2011.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 16.0% to $25.4 million for 2012 from $21.9 million for 2011.  The increase in general and administrative expenses for 2012 was primarily due to increased labor and related costs and, to a lesser extent, an increase in professional fees, partially offset by a decrease in the provision for doubtful accounts.

Interest Expense and Other

Interest expense and other increased $75 thousand, or 18.7%, to $476 thousand for 2012 from $401 thousand for 2011.

Other Income, net

Other income, net, increased by 12.1% to $102 thousand for 2012 from $91 thousand for 2011.

Provision for Income Taxes

In 2012, based on pre-tax income from continuing operations we had income tax expense of $14.1 million as compared to $11.8 million in 2011.  The increase in income tax expense of $2.3 million was primarily due to an increase in pre-tax book income, partially offset by a decrease in non-deductible expenses.  Net operating loss carryforwards available at December 31, 2012, which are available to offset future U.S. taxable income, approximated $134.5 million. The carryforwards expire from 2018 through 2032 and from 2013 through 2032, for Federal and state income tax reporting purposes, respectively. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in our equity instruments.

We recognized $19.9 million of deferred tax assets, net of deferred tax liabilities, as of December 31, 2012.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

Comparison of Fiscal Years Ended December 31, 2011 and 2010

Revenues

Total revenues, principally consisting of recurring and services revenues, increased 18.2% to $269.2 million for 2011 from $227.8 million for 2010.

Recurring revenues increased 25.1% to $213.8 million for 2011 from $170.9 million for 2010.  The increase in recurring revenues for 2011 was primarily due to an increase in cloud revenues, partially offset by a decrease in maintenance revenues, as described below:

i)
Cloud revenues increased 31.5% for 2011, primarily due to the continued growth of the Cloud Offering, which comprised the majority of unit sales. The increase in cloud revenues is based on the revenue impact of incremental units that have gone Live since December 31, 2010, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring revenues for cloud sales commences upon the respective Live date.

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

iii)
The impact on recurring revenues of units sold under the Cloud Offering has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the cloud fees over the terms of the related contracts as sales in backlog go Live.

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

Cost of Revenues

Cost of recurring revenues increased 29.2% to $63.5 million for 2011 from $49.1 million for 2010.  The $14.4 million increase in the cost of recurring revenues for the year was primarily due to increases in both cloud costs and customer support and maintenance costs, as described below:

i)
The increase in cloud costs was principally as a result of the growth in cloud operations and increased sales, including increased labor costs, costs related to our payment services (as we continue to grow that business) and, to a lesser extent, increased hosting data center costs and increased third-party consulting costs.

ii)
The increase in customer support and maintenance costs was primarily due to higher labor costs commensurate with the growth in the number of customers serviced and, to a lesser extent, higher software amortization costs.

Cost of services revenues increased 5.0% to $52.3 million for 2011 from $49.8 million for 2010.  The $2.5 million increase in cost of services revenues was primarily due to increased costs for third-party implementation consulting partners and an increase in costs for other services, including increased costs of time clocks and higher costs related to printing and shipping W-2 forms for our customers.

Sales and Marketing

Sales and marketing expenses increased 8.2% to $63.1 million for 2011 from $58.4 million for 2010.  The $4.7 million increase for the year was primarily due to increased labor and related costs (including higher sales commissions related to increased cloud sales), partially offset by decreased advertising and marketing costs and lower third-party consulting costs.  Commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

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

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2012 and 2011. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

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

Quarters Ended	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
(In thousands, except per share data)
	(Unaudited)
Revenues:
Recurring	$73,416	$67,505	$64,636	$60,873	$57,146	$54,689	$52,002	$49,948
Services	18,402	15,127	14,010	17,024	14,911	12,794	11,761	13,729
License	360	—	531	384	681	267	442	828
Total revenues	92,178	82,632	79,177	78,281	72,738	67,750	64,205	64,505
Cost of revenues:
Recurring	20,392	19,390	19,235	19,104	16,748	16,521	15,543	14,693
Services	18,243	16,454	14,843	16,523	13,235	13,073	12,104	13,929
License	72	—	120	88	154	61	100	173
Total cost of revenues	38,707	35,844	34,198	35,715	30,137	29,655	27,747	28,795
Gross profit	53,471	46,788	44,979	42,566	42,601	38,095	36,458	35,710
Operating expenses:
Sales and marketing	19,238	17,218	17,472	18,637	15,496	15,002	15,524	17,123
Research and development	14,943	14,065	15,989	15,696	13,763	13,256	12,370	11,967
General and administrative	6,857	6,224	6,126	6,145	5,561	4,995	5,762	5,613
Total operating expenses	41,038	37,507	39,587	40,478	34,820	33,253	33,656	34,703
Operating income	12,433	9,281	5,392	2,088	7,781	4,842	2,802	1,007
Other (expense) income:
Interest and other expense	(122)	(178)	(101)	(75)	(36)	(64)	(143)	(158)
Other income, net	12	47	30	13	14	17	26	34
Total other (expense) income, net	(110)	(131)	(71)	(62)	(22)	(47)	(117)	(124)
Income before income taxes	12,323	9,150	5,321	2,026	7,759	4,795	2,685	883
Provision for income tax	(6,025)	(4,493)	(2,668)	(1,002)	(5,783)	(3,710)	(1,792)	(555)
Net income	$6,298	$4,657	$2,653	$1,024	$1,976	$1,085	$893	$328

Earnings per share:
Basic	$0.23	$0.17	$0.10	$0.04	$0.08	$0.04	$0.03	$0.01
Diluted	$0.22	$0.16	$0.09	$0.04	$0.07	$0.04	$0.03	$0.01

Weighted average shares outstanding:
Basic	27,207	26,852	26,655	26,394	26,055	25,767	25,837	25,594
Diluted	28,571	28,495	28,281	28,073	27,838	27,747	27,863	27,724

Liquidity and Capital Resources

In recent years, we have funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of December 31, 2012, we had $69.4 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $14.1 million since December 31, 2011.  This $14.1 million increase was primarily due to cash provided by operating activities of $54.0 million (excluding the non-cash impact of the excess tax benefit from stock option exercises) and proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises net of the repurchase of Common Stock of $1.5 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $20.7 million and cash used to settle employee tax withholding liabilities for vesting of restricted stock awards and restricted stock units of $20.4 million.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering.   Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs.  Net cash provided by operating activities increased $13.3 million during 2012 as compared with 2011 primarily due to an increase in operating income and changes in working capital accounts, after adjusting for the impact of non-cash expenses such as depreciation and amortization and expense associated with stock-based compensation awards.

Net cash used in investing activities was $181.1 million for 2012 as compared to $59.3 million for 2011.  The $121.8 million increase from 2011 was primarily attributable to an increase of $116.6 million in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) and, to a lesser extent, an increase in cash purchases of property and equipment of $3.7 million. UltiPro Payment Services funds are held in our bank accounts and are fully insured by the Federal Deposit Insurance Corporation.

Net cash provided by financing activities was $151.9 million for 2012 as compared with cash provided by financing activities of $36.3 million for 2011. The $115.6 million increase in net cash provided by financing activities was primarily related to an increase of $116.6 million in UltiPro Payment Services funds received and lower repurchases of Common Stock (net of proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises) of $5.5 million, partially offset by an increase in cash used to settle employee tax withholding liabilities for the vesting of restricted stock of $9.4 million.

Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of December 31, 2012 and December 31, 2011, were 71 days .

Deferred revenues were $92.0 million at December 31, 2012, as compared with $86.6 million at December 31, 2011.  The increase of $5.4 million in deferred revenues for 2012 was primarily due to higher deferred cloud revenues and higher deferred services revenues , partially offset by lower deferred maintenance revenues.  Substantially all of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to sales of cloud units.

Ultimate believes that cash and cash equivalents, investments in marketable securities and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of December 31, 2012.

Off-Balance Sheet Arrangements

We do not, and, as of December 31, 2012, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measures exclude stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense was $20.4 million, $15.0 million and $13.3 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. There was no amortization of acquired intangible assets for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, the amortization of acquired intangible assets was $0.1 million and $0.3 million, respectively. Amortization of acquired intangible assets is excluded from Ultimate's non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Year Ended
	2012	2011	2010
Non-GAAP operating income reconciliation:
Operating income	$29,113	$16,432	$8,246
Operating income, as a % of total revenues	8.8%	6.1%	3.6%
Add back:
Non-cash stock-based compensation expense	20,412	15,005	13,249
Non-cash amortization of acquired intangible assets	—	83	281
Non-GAAP operating income	$49,525	$31,520	$21,776
Non-GAAP operating income, as a % of total revenues	14.9%	11.7%	9.6%

Contractual Obligations

As of December 31, 2012, Ultimate’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital lease obligations (1)	$5,679	$3,136	$2,543	$—	$—
Other long-term obligations (2)	33,695	8,336	15,306	7,980	2,073
Purchase obligations (3)	—	—	—	—	—
Other long-term liabilities (4)	1,866	1,866	—	—	—
Total contractual cash obligations	$41,240	$13,338	$17,849	$7,980	$2,073
_________________________

(1)
We lease certain computer equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2015. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding capital lease obligations.

(2)
Included in other long-term obligations were Ultimate’s leases for corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates.  Also included in other long-term obligations is a software license agreement with a third-party vendor, payable over a four-year period. See Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding operating lease obligations and the software license agreement. Other long-term obligations also included borrowings to purchase perpetual licenses with third-party vendors, payable over a three-year period. See Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding other borrowings.

(3)
Ultimate has an income tax payable related to the benefit of an unrecognized tax position.  As of the date of this report, it is not reasonable to estimate the timing of this payment.  Ultimate does not have any other long-term liabilities as of December 31, 2012.

(4) Purchase orders or contracts for the purchase of goods and services are not included in the table above.  Ultimate is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase goods and services rather than binding agreements.  Ultimate does not have significant agreements for the purchase of goods or services specifying minimum quantities or set prices.

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

As of December 31, 2012, total investments in available-for-sale marketable securities were $10.5 million.

As of December 31, 2012, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.4% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its December 31, 2012 consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $39 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $39 thousand over the next 12 months.

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
We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Ultimate Software Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of The Ultimate Software Group, Inc.'s internal control over financial reporting.
/s/ KPMG LLP
February 28, 2013
Jacksonville, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$58,817	$46,149
Investments in marketable securities	9,223	7,584
Accounts receivable, net of allowance for doubtful accounts of $475
for 2012 and 2011	70,774	56,186
Prepaid expenses and other current assets	25,949	22,944
Deferred tax assets, net	1,372	1,277
Total current assets before funds held for customers	166,135	134,140
Funds held for customers	281,007	118,660
Total current assets	447,142	252,800
Property and equipment, net	38,068	24,486
Capitalized software, net	508	1,765
Goodwill	3,025	3,025
Investments in marketable securities	1,311	1,546
Other assets, net	16,687	15,056
Deferred tax assets, net	18,543	20,142
Total assets	$525,284	$318,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,584	$6,265
Accrued expenses	15,055	11,589
Deferred revenue	90,674	83,416
Capital lease obligations	2,968	2,694
Other borrowings	2,311	—
Total current liabilities before customer funds obligations	118,592	103,964
Customer funds obligations	281,007	118,660
Total current liabilities	399,599	222,624
Deferred revenue	1,302	3,147
Deferred rent	2,777	3,384
Capital lease obligations	2,469	2,175
Other borrowings	2,601	~~—~~
Income taxes payable	1,866	1,866
Total liabilities	410,614	233,196
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 31,396,498 and 30,204,440 shares issued as of 2012 and 2011, respectively	314	302
Additional paid-in capital	266,130	242,100
Accumulated other comprehensive income (loss)	109	(57)
Accumulated deficit	(33,339)	(47,971)
	233,214	194,374
Treasury stock, at cost, 4,053,835 and 3,941,813 shares in 2012 and 2011, respectively	(118,544)	(108,750)
Total stockholders’ equity	114,670	85,624
Total liabilities and stockholders’ equity	$525,284	$318,820
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Revenues:
Recurring	$266,430	$213,785	$170,905
Services	64,563	53,195	55,368
License	1,275	2,218	1,538
Total revenues	332,268	269,198	227,811
Cost of revenues:
Recurring	78,121	63,505	49,144
Services	66,063	52,341	49,843
License	280	488	255
Total cost of revenues	144,464	116,334	99,242
Gross profit	187,804	152,864	128,569
Operating expenses:
Sales and marketing	72,565	63,145	58,374
Research and development	60,693	51,356	42,222
General and administrative	25,433	21,931	19,727
Total operating expenses	158,691	136,432	120,323
Operating income	29,113	16,432	8,246
Other (expense) income:
Interest expense and other	(476)	(401)	(263)
Other income, net	102	91	188
Total other (expense) income, net	(374)	(310)	(75)
Income from continuing operations before income taxes	28,739	16,122	8,171
Provision for income taxes	(14,107)	(11,840)	(5,161)
Income from continuing operations	14,632	4,282	3,010
Loss from discontinued operations, net of income taxes	—	—	(853)
Net income	$14,632	$4,282	$2,157

Basic earnings per share:
Earnings from continuing operations	$0.55	$0.17	$0.12
Loss from discontinued operations	—	—	(0.03)
Total	$0.55	$0.17	$0.09

Diluted earnings per share:
Earnings from continuing operations	$0.52	$0.15	$0.11
Loss from discontinued operations	—	—	(0.03)
Total	$0.52	$0.15	$0.08

Weighted average shares outstanding:
Basic	26,778	25,814	24,960
Diluted	28,375	27,806	27,101

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$14,632	$4,282	$2,157
Other comprehensive (loss) income :
Realized foreign currency translation adjustment	—	—	912
Unrealized (loss) gain on investments in marketable available for sale securities	(1)	(4)	7
Unrealized gain (loss) on foreign currency translation adjustments	166	(181)	(89)
Other comprehensive income (loss), before tax	165	(185)	830
Income tax (expense) benefit related to items of other comprehensive income	1	2	(8)
Other comprehensive income (loss), net of tax	$166	$(183)	$822
Comprehensive income	$14,798	$4,099	$2,979

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2009	27,620	$276	$184,256	$(696)	$(54,410)	2,985	$(71,656)	$57,770
Net income	—	—	—	—	2,157	—	—	2,157
Realized foreign currency translation adjustment, net of tax	—	—	—	912	—	—	—	912
Unrealized gain on investments in marketable securities available-for-sale, net of tax	—	—	—	(1)	—	—	—	(1)
Unrealized gain on foreign exchange, net of tax				(89)				(89)
Shares acquired to settle employee tax withholding liability	—	—	(2,797)	—	—	—	—	(2,797)
Excess tax benefits from employee stock plan	—	—	6,671	—	—	—	—	6,671
Repurchases of Common Stock	—	—	—	—	—	610	(19,784)	(19,784)
Issuances of Common Stock from exercises of stock options	1,124	11	14,883	—	—	—	—	14,894
Issuances of Common Stock from restricted stock releases	283	3	—	—	—	—	—	3
Non-cash stock-based compensation expense for stock options and restricted stock	—	—	13,249	—	—	—	—	13,249
Balance, December 31, 2010	29,027	$290	$216,262	$126	$(52,253)	3,595	$(91,440)	$72,985
Net income	—	—	—	—	4,282	—	—	4,282
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(4)	—	—	—	(4)
Unrealized loss on foreign exchange, net of tax				(179)				(179)
Shares acquired to settle employee tax withholding liability	—	—	(10,941)	—	—	—	—	(10,941)
Excess tax benefits from employee stock plan	—	—	8,504	—	—	—	—	8,504
Repurchases of Common Stock	—	—	—	—	—	347	(17,310)	(17,310)
Issuances of Common Stock from exercises of stock options	776	8	13,270	—	—	—	—	13,278
Issuances of Common Stock from restricted stock releases	401	4						4
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	—	15,005	—	—	—	—	15,005
Balance, December 31, 2011	30,204	$302	$242,100	$(57)	$(47,971)	3,942	$(108,750)	$85,624
Net income	—	—	—	—	14,632	—	—	14,632
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	—	—	—	—	—
Unrealized loss on foreign exchange, net of tax				166				166
Shares acquired to settle employee tax withholding liability	—	—	(20,384)	—	—	—	—	(20,384)
Excess tax benefits from employee stock plan	—	—	12,310	—	—	—	—	12,310
Repurchases of Common Stock	—	—	—	—	—	112	(9,794)	(9,794)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Issuances of Common Stock from exercises of stock options	751	8	11,272	—	—	—	—	11,280
Issuances of Common Stock from restricted stock releases	442	4	—	—	—	—	—	4
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	—	20,832	—	—	—	—	20,832
Balance, December 31, 2012	31,397	$314	$266,130	$109	$(33,339)	4,054	$(118,544)	$114,670

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$14,632	$4,282	$2,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,623	11,620	11,883
Provision for doubtful accounts	1,159	1,586	1,549
Non-cash stock-based compensation expense	20,412	15,009	13,249
Realized loss on foreign currency translation adjustment	—	—	912
Income taxes	13,814	11,507	4,982
Excess tax benefits from employee stock plan	(12,310)	(8,504)	(6,671)
Changes in operating assets and liabilities:
Accounts receivable	(15,747)	(10,202)	(10,669)
Prepaid expenses and other current assets	(1,880)	(4,331)	(3,019)
Other assets	(1,631)	(3,483)	362
Accounts payable	1,319	1,582	207
Accrued expenses and deferred rent	2,859	877	938
Deferred revenue	5,413	8,468	9,536
Net cash provided by operating activities	41,663	28,411	25,416

Cash flows from investing activities:
Purchases of marketable securities	(13,643)	(14,610)	(9,223)
Maturities of marketable securities	12,239	14,794	9,429
Net purchases of securities with customer funds	(162,347)	(45,785)	(49,315)
Purchases of property and equipment	(17,326)	(13,671)	(4,980)
Net cash used in investing activities	(181,077)	(59,272)	(54,089)

Cash flows from financing activities:
Repurchases of Common Stock	(9,794)	(17,310)	(19,784)
Net proceeds from issuances of Common Stock	11,284	13,282	14,897
Excess tax benefits from employee stock plan	12,310	8,504	6,671
Shares acquired to settle employee tax withholding liabilities	(20,384)	(10,941)	(2,797)
Principal payments on capital lease obligations	(3,418)	(3,016)	(2,503)
Repayments of other borrowings	(429)	—	—
Net increase in customer fund obligations	162,347	45,785	49,315
Net cash provided by financing activities	151,916	36,304	45,799

Effect of exchange rate changes on cash	166	(183)	79
Net increase in cash and cash equivalents	12,668	5,260	17,205
Cash and cash equivalents, beginning of year	46,149	40,889	23,684
Cash and cash equivalents, end of year	$58,817	$46,149	$40,889

Supplemental disclosure of cash flow information:

Cash paid for interest	$419	$241	$218
Cash paid for taxes	$471	$604	$203

Supplemental disclosure of non-cash investing and financing activities (in thousands):
Ultimate entered into capital lease obligations to acquire new equipment totaling $3,986, $2,928 and $3,852 in 2012, 2011 and 2010, respectively
Ultimate purchased perpetual licenses with third-party vendors, totaling $6.5 million, payable over a three-year period, of which payments totaling $2.7 million were made during the year ended December 31, 2012.

Ultimate had adjustments of $173 between goodwill and other comprehensive income (loss) (related to foreign) currency translation adjustments) during 2010. There was no adjustment between goodwill and other comprehensive income (loss) (related to foreign currency translation adjustments) during 2012 and 2011.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   Ultimate’s solutions are marketed as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with 1,000 or more employees.   UltiPro Workplace (“Workplace”) is designed for companies with fewer than 1,000 employees.  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

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

Accounts Receivable

Accounts receivable are principally from end-users of Ultimate’s products. We perform credit evaluations of our customers and have recorded allowances for estimated losses. We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on accounts receivable. A considerable amount of judgment is required when the realization of receivables is assessed, including assessing the probability of collection and current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in a further impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We charge off uncollectible amounts against the allowance for doubtful accounts in the period in which we determine they are uncollectible.

Funds Held for Customers and Customers’ Funds Obligations

Ultimate has the right to market and distribute an independent third party’s tax filing solution that Ultimate has branded UltiPro Payment Services.  Ultimate’s UltiPro Payment Services product provides payment services to our customers.  These payment services are being sold directly by us to our customers only on a per-employee-per-month (“PEPM”) basis in conjunction with UltiPro, our core product.  In connection with our UltiPro Payment Services product, we receive funds from our customers and hold such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  We hold our customers’ payment services deposits for the period between collection from our customers and remittance to the applicable taxing authority.  These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in our consolidated balance sheets as of December 31, 2012 and 2011.  We have reported the cash flows for purchases of securities with funds received from UltiPro Payment Services customers in the investing activities section of the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010.  We have reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010.  The associated PEPM fees for UltiPro Payment Services are included in recurring revenues in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010.  The associated interest earned was not material for the years ended December 31, 2012, 2011 and 2010.

Fair Value of Financial Instruments

Ultimate’s consolidated financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, and capital lease obligations and other borrowings, approximated fair value (due to relatively short maturity) as of December 31, 2012 and 2011.

Prepaid Expenses and Other Current Assets

Ultimate’s financial statements include prepaid expenses and other current assets which include prepaid commissions on cloud sales.  Prepaid expenses are amortized over the life of the asset (typically within one year) and commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the day the customer processes its first live payroll using UltiPro (also referred to as going “Live”), which corresponds with the related cloud revenue recognition. The portion of prepaid commissions that extends beyond one year is classified in other assets, net in the consolidated balance sheets as of December 31, 2012 and 2011.

Goodwill

Goodwill is not subject to amortization, but is subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist.   We completed our annual impairment analysis of goodwill as of December 31, 2012 and determined that goodwill had not been impaired as of December 31, 2012.

Long-Lived Assets

We evaluate the carrying value of long-lived assets when indicators of impairment exist.  For the year ended December 31, 2012, no such events or circumstances were identified.  The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value.  In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the years ended December 31, 2012, 2011 and 2010, we recorded no impairment of our long-lived assets.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which range from 2 to 20. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease over periods ranging from 3 to 15 years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

Computer Software Development Costs

Certain computer software development costs are capitalized in the accompanying unaudited consolidated balance sheets. We follow different accounting guidance rules for software capitalization purposes, depending on whether the underlying software is for external use or internal use. Computer software development costs related to software developed for external use falls under the accounting guidance of Accounting Standards Codification ("ASC") Topic 985-20, Costs of Software to Be Sold, Leased, or Marketed, in which capitalization begins upon the establishment of technological feasibility. For software costs that are capitalized in accordance with ASC Topic 985-20, technological feasibility is typically established upon completion of a working model. Capitalization ends and amortization begins when the related developed software is ready for general release to our customers. Amortization periods for software capitalized under this subtopic are generally five years. We have begun amortization for all capitalized software that falls under this guidance. Capitalized software falling under

ASC Topic 985-20 is related to our former licensed products, which is presented in the unaudited consolidated balance sheets as capitalized software. There were no research and development expenses capitalized under ASC Topic 985-20 during the years ended December 31, 2012, 2011 and 2010. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which is typically five years. Ultimate evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If Ultimate's gross revenues were to be significantly less than its estimates, the net realizable value of Ultimate's capitalized software would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software. In addition to capitalizing costs for software (which are used by us in our general operations, for internal purposes), we also capitalize costs under ASC Topic 350-40 for certain software development projects related to our suite of products sold to our customers exclusively on a subscription basis under our software-as-a-service offering of UltiPro (the “Cloud Offering”). During the year ended December 31, 2012, we capitalized $5.2 million of computer software development costs related to a development project to be sold in the future as a cloud product only. There were no such costs capitalized in the years ended December 31, 2011 and 2010. These capitalized costs are included with computer equipment in property and equipment in the consolidated balance sheet and purchases of property and equipment in the statement of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to five years, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Deferred Revenue

Deferred revenue is primarily comprised of deferrals for recurring revenues for cloud services which are recognized over the term of the related contract as the services are performed, typically two years; maintenance services which have not yet been rendered which are recognized ratably over the related annual maintenance period; implementation consulting services for which the services have not yet been rendered; and subscription revenues which are recognized ratably over the minimum term of the related contract upon the delivery of the services.

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

Revenue Recognition

We recognize revenues in accordance with Accounting Standards Update No. 2009-13, “ Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). We use the relative selling price method to allocate the total consideration to units of accounting in a multiple element arrangement. We allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price.

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

We evaluate each deliverable in our arrangements to determine whether it represents a separate unit of accounting.  A deliverable constitutes a separate unit of accounting when it has stand-alone value to our customers.  Our products and services continue to qualify as separate units of accounting under ASU 2009-13.

There are two major elements in our multiple element arrangements for the delivery of our Cloud Offering, which are recurring revenues (i.e., cloud subscription revenues and customer support and maintenance revenues) and services revenues (mostly implementation consulting services).

For multiple element arrangements, the consideration allocated to cloud subscription revenues is recognized as recurring revenues over the initial contract period, as those services are delivered, commencing with the Live date of the related product. The consideration allocated to fixed fee implementation consulting services in multiple element arrangements is recognized as services revenues on a percentage of completion basis, using reasonably dependable estimates with respect to milestones achieved (in relation to progression through implementation phases), by product.

Single element arrangements typically consist of renewals for cloud subscriptions and renewal maintenance agreements. In addition, subsequent to the introduction of the Partners for Life program, implementation consulting services sold on a time and materials basis typically represent single element arrangements. Under these single element arrangements, cloud subscription and maintenance revenues are recognized over the related renewal period, as the services are delivered, and implementation consulting services are recognized as the services are performed.

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

The majority of services revenues are recognized over the implementation period, which is from the contract execution date until the Live date. Cloud revenues are recognized over the initial contract term, beginning in the month the customer goes Live.

Recurring Revenues

Recurring revenues consist of subscription revenues recognized from our Cloud Offering, as well as customer support and maintenance revenues.

i)  Cloud subscription revenues are principally derived from per-employee-per-month ("PEPM") fees earned from the Cloud Offering and from sales of hosting services on a stand-alone basis to customers who already own a perpetual license ("Base Hosting").  Ongoing PEPM fees from the Cloud Offering and, to a lesser extent, Base Hosting are recognized as subscription revenues as the services are delivered, commencing when the customer goes Live.

ii)  Customer support and maintenance revenues are derived from maintaining, supporting, and providing periodic updates of our software for our hosting services.  Since we stopped selling perpetual licenses to our new customers effective April 1, 2009, customer support and maintenance revenues stem from annual renewals.

Under our Cloud Offering, our customers do not have the right to take possession of our software and these arrangements are considered service contracts. The selling price of multiple deliverables in cloud arrangements is derived for each element based on the guidance provided by ASU 2009-13.  The multiple elements that typically exist in cloud arrangements include (1) recurring revenues from the combination of hosting services, the right to use UltiPro, and maintenance of UltiPro (i.e., product enhancements, updates and customer support) and (2) professional services (i.e., primarily implementation consulting services).

The pricing for the three elements that pertain to recurring revenues (i.e., hosting services, the right to use UltiPro and maintenance of UltiPro) is bundled.  Since these three bundled elements are components of recurring revenues in the consolidated statements of income, allocation of selling price to each of the three elements is not necessary and they are not reported separately.  Selling price, which is established through VSOE, for the bundled elements, as a whole, is determined on the basis of renewal pricing, without taking into consideration potential price increases or potential changes in the number of employees of the customer in the future due to the uncertainties surrounding these potential occurrences.  These bundled elements are provided on an ongoing basis, represent undelivered elements and are recognized on a monthly basis as the related services are performed, commencing once the customer goes Live.

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

Prior to the introduction of the Partners for Life program in the second half of 2010, our multiple element sales contracts included recurring cloud revenues, priced on a PEPM basis, and implementation consulting services, priced on a time and materials basis.  As the Partners for Life program has evolved (particularly over the course of 2011 and 2012), we have found that the vast majority of multiple element contracts contain recurring cloud revenues and implementation consulting services priced on a fixed fee basis. Time and materials implementation consulting services are still sold but, generally, as stand-alone sales not directly related to the basic implementation of the cloud product. The total arrangement consideration is allocated to services elements in the arrangement based on relative selling prices, using the prices established when the services are sold on a stand-alone basis.  Selling price is established through ESP for fixed fee implementation consulting services related to our Partners for Life program.

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

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide maintenance and technical support to our customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation consulting services and, to a lesser degree, training to our customers, costs related to sales of payroll-related forms, time clocks and costs associated with certain client reimbursable out-of-pocket expenses.

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

At the 2012 Annual Meeting of Stockholders, held on May 18, 2012 (the “2012 Annual Meeting”), the stockholders of Ultimate approved the Plan, including an amendment to increase the number of shares of our Common Stock authorized for issuance pursuant to Awards granted under the Plan by 1,500,000 shares. As of December 31, 2012, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,725,891 shares. A complete copy of the Plan is contained in Ultimate's Current Report on Form 8-K that was filed with the SEC on May 21, 2012.

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

In accordance with ASC 718, the Company capitalizes the portion of stock-based compensation (“SBC”) expense attributed to research and development personnel whose labor costs are being capitalized pursuant to ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software, related to software development. The following table summarizes SBC recognized by the Company (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
SBC - Statements of income	$20,412	$15,005	$13,249
SBC - Capitalized software	420	—	—
SBC - Statements of stockholders' equity	$20,832	$15,005	$13,249

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

We assess the likelihood that Ultimate will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, as well as current tax laws and interpretation of current tax laws, in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2012 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income sufficient to realize all of our remaining deferred tax assets.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2012, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required. See Note 15 for further discussion.

ASC 740, “Income Taxes” (“ASC 740”), clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Specifically, ASC 740 prescribed a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2012 and 2011, we did not have any interest and penalties accrued related to unrecognized tax benefits.

Reimbursable Out-Of-Pocket Expenses

Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in our accompanying consolidated statements of operations, were $1.4 million, $1.1 million and $1.0 million for 2012, 2011 and 2010, respectively.

Recently Adopted Accounting Pronouncements

On January 1, 2012, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08, “Intangibles - Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 is an amendment to ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”). As a result of the issuance of ASU 2011-08, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, through a qualitative approach, that it is more likely than not that its fair value is less than its carrying amount. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after qualitatively assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.
On January 1, 2012, we adopted FASB ASU 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 was issued to increase the prominence of items reported in other comprehensive income and to facilitate the convergence of GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The adoption of this ASU did not have an impact on our consolidated financial statements, as it only required a change in the format of our presentation of comprehensive income.
On January 1, 2012, we adopted FASB ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is an amendment to ASC 820, “Fair Value Measurement” (“ASC 820”) adopted to achieve common fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. These changes include (i) those that clarify the intent of the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of this ASU did not have a material impact on our consolidated financial statements.

4.          Discontinued Operations

During the year ended December 31, 2010, Ultimate discontinued and liquidated the operations of The Ultimate Software Group UK Limited, our wholly-owned subsidiary in the United Kingdom (the “UK Subsidiary”).

Discontinued operations, net of income taxes, for the year ended December 31, 2010 resulted in a net loss of $0.9 million.  There was no loss from discontinued operations for the years ended December 31, 2012 and December 31, 2011.  The loss from discontinued operations, net of income taxes, of $0.9 million for the year ended December 31, 2010, was principally from the realization of a non-cash foreign currency translation adjustment.  The discontinuation of the operations of the UK Subsidiary was completed as of September 30, 2010.

The financial results of discontinued operations of the UK Subsidiary are as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Total revenues	$—	$—	$51
Pretax loss from UK Subsidiary operations	$—	$—	$(85)
Loss from disposal of UK Subsidiary (primarily for foreign currency translation adjustment)	—	—	(912)
Pretax loss from discontinued operations	—	—	(997)
Income tax benefit	—	—	144
Loss from discontinued operations, net of income taxes	$—	$—	$(853)

The assets and liabilities of the UK Subsidiary were immaterial, both individually and in the aggregate, and, therefore, are not presented separately.

5.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income was $1 thousand and $3 thousand of net unrealized gains, net of tax, on available-for-sale securities at December 31, 2012 and December 31, 2011, respectively.

The amortized cost, net unrealized gain (loss) and fair value of our investments in marketable available-for-sale securities as of December 31, 2012 and December 31, 2011 are shown below (in thousands):

	As of December 31, 2012			As of December 31, 2011
	Amortized Cost	Net Unrealized Gain	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Corporate debentures – bonds	$5,373	$1	$5,374	$2,569	$(3)	$2,566
Commercial paper	2,448	—	2,448	1,799	—	1,799
U.S. Agency bonds	1,000	—	1,000	2,763	1	2,764
U.S. Treasury bills	1,201	—	1,201	1,206	5	1,211
Certificates of deposit	511	—	511	790	—	790
Total investments	$10,533	$1	$10,534	$9,127	$3	$9,130

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity at December 31, 2012 is shown below (in thousands):

	As of December 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$9,222	$9,223
Due after one year	1,311	1,311
Total	$10,533	$10,534

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  We did not have any transfers into and out of Level 1 and Level 2 during the years ended December 31, 2012, 2011 and 2010.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, U.S. agency bonds, and U.S. Treasury bills.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  We use consensus pricing, which is based on multiple pricing sources, to value our fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of December 31, 2012 and December 31, 2011 (in thousands):

The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of December 31, 2012 and December 31, 2011 (in thousands):

	As of December 31, 2012				As of December 31, 2011
	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)
Corporate debentures and bonds	$5,374	$—	$5,374	$—	$2,566	$—	$2,566	$—
Commercial paper	2,448	—	2,448	—	1,799	—	1,799	—
U.S. Agency bonds	1,000	—	1,000	—	2,764	—	2,764	—
U.S. Treasury bills	1,201	—	1,201	—	1,211	—	1,211	—
Certificates of deposit	511	511	—	—	790	790	—	—
Total	$10,534	$511	$10,023	$—	$9,130	$790	$8,340	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the consolidated balance sheets as of December 31, 2012 and as of December 31, 2011 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of December 31, 2012 and December 31, 2011.

6.           Allowance for Doubtful Accounts

We have established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable by customer and historical experience.

The activity within allowance for doubtful accounts was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$475	$800	$600
Charged to expenses	1,159	1,586	1,549
Write-offs	(1,159)	(1,911)	(1,349)
Balance at end of year	$475	$475	$800

7.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2012
	2012	2011
Prepaid commissions on cloud sales	$16,558	$13,910
Other prepaid expenses	4,468	3,999
Other current assets	4,923	5,035
Total prepaid expenses and other current assets	$25,949	$22,944

8.           Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2012	2011
Computer equipment	$97,573	$75,393
Leasehold improvements	13,675	12,771
Furniture and fixtures	7,482	7,172
Building	1,005	929
Land	655	655
Property and equipment	120,390	96,920
Less: accumulated depreciation and amortization	82,322	72,434
Property and equipment, net	$38,068	$24,486

Depreciation and amortization expense on property and equipment, including depreciation and amortization expense on property and equipment under capital leases, totaled $12.4 million, $10.2 million and $10.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Included in property and equipment, net is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2012	2011
Computer equipment	$29,713	$25,727
Less: accumulated amortization	25,898	22,476
	$3,815	$3,251

Depreciation and amortization expense on property and equipment under capital leases totaled $4.0 million, $3.0 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

See Note 10 in the Notes to Consolidated Financial Statements for further discussion of computer software development costs related to software developed for internal use which is included in property and equipment, net.

9.           Foreign Currency

The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of our wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., is the Canadian dollar and the functional currency of the dissolved UK Subsidiary was the British pound.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in consolidated stockholders’ equity as a component of accumulated other comprehensive income (loss).  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the consolidated statements of operations. Included in accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, are $0.1 million of unrealized translation gains at December 31, 2012 and $0.1 million of unrealized translation losses at December 31, 2011.

Included in comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 were realized foreign currency translation losses and unrealized foreign currency translation gains (losses), as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Realized foreign currency translation (losses)	$—	$—	$(912)
Unrealized foreign currency translation gains (losses)	$166	$(179)	$(89)

10.           Computer Software Development Costs

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
Amortization periods for software capitalized under this subtopic are generally five years. We have begun amortization for all capitalized software that falls under this guidance. Capitalized software falling under ASC Topic 985-20 is related to our former licensed products, which is presented in the consolidated balance sheets as capitalized software, net. There were no research and development expenses capitalized under ASC Topic 985-20 during the years ended December 31, 2012, 2011 and 2010. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which is typically five years. Ultimate evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support. If Ultimate's gross revenues were to be significantly less than its estimates, the net realizable value of Ultimate's capitalized software would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software, net.

Capitalized software and accumulated amortization of capitalized software, developed for external use, were as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Capitalized software	$11,342	$11,342	$11,342
Less: accumulated amortization	10,834	9,577	8,227
Capitalized software, net	$508	$1,765	$3,115

Amortization of capitalized software was $1.3 million, for each of the years 2012, 2011 and 2010, respectively, and is included within cost of recurring revenues in the consolidated statements of income.

Future amortization for capitalized software at December 31, 2012 is as follows (in thousands):

Year	Amount
2013	$508
Total	$508

Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software. In addition to capitalizing costs for software (which are used by Ultimate in its general operations, for internal purposes) , we also capitalize costs under ASC Topic 350-40 for certain software development projects related to our suite of products sold to our customers exclusively on a subscription basis under our Cloud Offering. During the year ended December 31, 2012, we capitalized $5.2 million of computer software development costs related to a development project to be sold in the future as a cloud product only. There were no such costs capitalized in the years ended December 31, 2011 and 2010. These capitalized costs are included with computer equipment in property and equipment in the consolidated balance sheet and purchases of property and equipment in the statement of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to five years, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Basic weighted average shares outstanding	26,778	25,814	24,960
Effect of dilutive equity instruments	1,597	1,992	2,141
Dilutive shares outstanding	28,375	27,806	27,101

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income (loss) per share because their impact is anti-dilutive	67	33	25

12.  Goodwill and Intangible Assets

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses.  Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition.  Goodwill was $3.0 million for the years ended December 31, 2012 and 2011.

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

13.  Capital Lease Obligations

We lease certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2015. Interest rates on these leases range from 4.25% to 4.62%. The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2012 (in thousands):

Year	Amount
2013	$3,136
2014	1,937
2015	606
5,679
Less amount representing interest	(242)
Lease obligations reflected as current ($2,968) and non-current ($2,469)	$5,437

14. Other Borrowings

During the year ended December 31, 2012, we purchased perpetual licenses with third-party vendors, payable over a three-year period, of which payments totaling $2.7 million were made. The scheduled repayments of the other borrowings as of December 31, 2012 are as follows (in thousands):

Year	Amount
2013	$2,437
2014	2,326
2015	339
5,102
Less amount representing interest	(190)
Other borrowings reflected as current ($2,311) and non-current ($2,601)	$4,912

15.  Income Taxes

For the year ended December 31, 2012, the income tax provision of $14.1 million was based on book income from continuing operations before income taxes of $28.7 million.  For the year ended December 31, 2011, the income tax provision of $11.8 million was based on book income from continuing operations before income taxes of $16.1 million.  For the year ended December 31, 2010, the income tax provision of $5.2 million was based on a book loss from continuing operations before income taxes of $8.2 million.  Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax (provision) benefit consists of the following (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Current taxes:
Federal	$(10,085)	$(7,339)	$(7,276)
State and local	(2,354)	(1,602)	(1,408)
Foreign	(164)	(139)	(102)
Deferred taxes, net
Federal	(1,710)	(2,541)	3,094
State and local	197	(237)	564
Foreign	9	18	(33)
Income tax provision	$(14,107)	$(11,840)	$(5,161)

The income tax (provision) benefit is different from that which would be obtained by applying the statutory federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Income tax (provision) benefit at statutory federal tax rate	$(10,060)	$(5,642)	$(2,860)
State and local income taxes, net of the federal benefit	(1,402)	(1,195)	(548)
Non-deductible expenses	(2,470)	(4,920)	(1,782)
Change in tax rates	45	28	27
Change in foreign valuation allowance	—	—	85
Other, net	(220)	(111)	(83)
Income tax provision	$(14,107)	$(11,840)	$(5,161)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities at December 31, 2012, 2011 and 2010 were as follows (in thousands):

	As of December 31,
	2012	2011	2010
Deferred tax assets:
Net operating losses	$—	$—	$—
Tax credit carryforwards	127	127	127
Deferred revenue	1,140	2,501	3,362
Accruals not currently deductible	386	356	239
Allowance for doubtful accounts	169	166	292
Charitable contributions	751	524	264
Stock-based compensation	24,044	22,217	21,258
Deferred rent adjustment	1,350	1,322	1,171
Gross deferred tax assets	27,967	27,213	26,713
Less valuation allowance	—	—	—
Deferred tax assets	$27,967	$27,213	$26,713
Deferred tax liabilities:
Property and equipment	$(8,665)	$(5,890)	$(1,836)
Acquired intangible assets	—	—	(32)
Software development costs	613	111	(415)
Other, net	—	(15)	(8)
Gross deferred tax liabilities	(8,052)	(5,794)	(2,291)
Net deferred tax assets	$19,915	$21,419	$24,422

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

The available positive evidence at December 31, 2012 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2012.

There was no valuation allowance for the years ended December 31, 2012, 2011 and 2010.  The net decrease in the valuation allowance for the year ended December 31, 2010 was $5.0 million, $4.7 million relating primarily to the recognition of stock-based payment deductions in stockholders’ equity and a $0.3 million decrease relating to foreign operations.  The write-off of the valuation allowance attributable to discontinued operations for the UK Subsidiary accounted for $0.2 million of the $0.3 million decrease.

The activity within the valuation allowance for deferred tax assets was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$—	$—	$4,972
Charged to expenses and other	—	—	(4,663)
Write-offs and other	—	—	(309)
Balance at end of year	$—	$—	$—

Management continues to apply the Exception to the Comprehensive Recognition of Deferred Income Taxes to the undistributed earnings of our foreign subsidiary, Ultimate Canada.  The Comprehensive Recognition of Deferred Income Taxes presumes that all undistributed earnings will be transferred to the parent entity.  This presumption may be overcome by the parent entity, and no income taxes would be accrued, if sufficient evidence shows that the subsidiary has invested or will invest the undistributed earnings indefinitely or that the earnings will be remitted in a tax-free liquidation.  A parent entity shall have evidence of specific plans for reinvestment of undistributed earnings of a subsidiary which demonstrates that remittance of the earnings will be postponed indefinitely.  These criteria required to overcome the presumption are sometimes referred to as the indefinite reversal criteria.  Accordingly, deferred income taxes were not recognized on the undistributed earnings of Ultimate Canada.  The deferred tax liability, net of available foreign tax credits, resulting from the cumulative undistributed earnings are not deemed material.

At December 31, 2012, we had approximately $134.5 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income.  The $134.5 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the tax benefit of which will primarily be credited to paid-in-capital and deferred tax asset when realized.  As a result, the tax benefits associated with stock based compensation are included in net operating loss carryforwards but not reflected in deferred tax assets.  During 2012, we realized a tax benefit of $16.7 million comprised of an $12.3 million and a $4.4 million credit to paid-in-capital and deferred tax asset, respectively.  As of December 31, 2012, we did not have any net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income. The carryforwards expire from 2018 through 2032 and from 2013 through 2032, for Federal and state income tax reporting purposes, respectively. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state provisions. Our U.S. Federal income tax return for the year ended December 31, 2010 is currently under review by the Internal Revenue Service and no issues have come to our attention that would require an adjustment to the income tax liability as reported.

ASC 740, “Income Taxes,” ("ASC 740") requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  As of December 31, 2012, we had gross unrecognized tax benefits of approximately $1.9 million, reported as income taxes payable in the consolidated balance sheet, all of which would impact the effective tax rate if recognized.  While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

Tax years 1998 to 2011 remain subject to future examination by the major tax jurisdictions in which we are subject to tax.

We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.  Due to our net operating loss carryover position, we did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2012 and 2011, we did not have any interest and penalties accrued related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	As of December 31,
	2012	2011	2010
Balance at January 1,	$1,866	$1,866	$—
Tax positions taken in prior period
Gross increases	—	—	—
Gross decreases	—	—	—
Tax positions taken in current period
Gross increases	—	—	1,866
Settlements	—	—	—
Statute expiration	—	—	—
Balance at December 31,	$1,866	$1,866	$1,866

16.  Stock-Based Compensation and Equity

Summary of Plans

Our Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options (“Options”) to non-employee directors, officers and employees of Ultimate to purchase shares of Ultimate's Common Stock ("Common Stock").  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, together with the Options, the “Awards”).

At the 2012 Annual Meeting of Stockholders, held on May 18, 2012 (the “2012 Annual Meeting”), the stockholders of Ultimate approved the Plan, including an amendment to increase the number of shares of our Common Stock authorized for issuance pursuant to Awards granted under the Plan by 1,500,000 shares. As of December 31, 2012, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,725,891 shares. A complete copy of the Plan is contained in Ultimate's Current Report on Form 8-K that was filed with the SEC on May 21, 2012.

Stock-Based Compensation

The following table sets forth the stock-based compensation resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Cost of recurring revenues	$2,508	$1,402	$914
Cost of services revenues	2,729	1,464	1,238
Sales and marketing	7,861	6,820	6,678
Research and development	2,451	1,625	1,218
General and administrative	4,863	3,694	3,201
Total stock-based compensation	$20,412	$15,005	$13,249

Included in computer equipment in property and equipment, net in the Company's consolidated balance sheet and excluded from purchases of property and equipment in the statement of cash flow at December 31, 2012 was $0.4 million in non-cash stock-based compensation expense related to software developed for internal use during the fiscal year then ended. This amount would have otherwise been charged to research and development expense for the year ended December 31, 2012. There was no stock-based compensation in capitalized software in the Company's consolidated balance sheet for the year ended December 31, 2011.

Net cash proceeds from the exercise of Options were $11.3 million, $13.3 million and $14.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.  There was an $12.3 million, a $8.5 million and a $6.7 million income tax benefit recognized in additional paid in capital from the realization of excess stock-based payment deductions during the years ended December 31, 2012, 2011 and 2010, respectively.

Fair Value

There were no Options granted during the years ended December 31, 2012, 2011 and 2010.  The fair value of restricted stock awards and restricted stock units is equal to the closing price of our Common Stock on NASDAQ on the date of grant.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rates for the years ended December 31, 2012, 2011 and 2010 were based on historical data.

Options

Options granted to officers and employees under the Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date.  Options granted to non-employee directors under the Plan generally have a 10-year term and vest and become exercisable immediately on the grant date.  All options granted under the Plan and the Prior Plan are fully vested as of December 31, 2012.

Restricted Stock Awards

Under the provisions of the Plan, Ultimate may, at the discretion of the Compensation Committee or the Board, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  During the years ended December 31, 2012, 2011 and 2010, we granted Restricted Stock Awards for 396,700, 193,625 and 134,750 shares, respectively, of Common Stock to officers and employees and we granted Restricted Stock Awards for 21,789, 23,289 and 30,816 shares, respectively, of Common Stock to non-employee directors.  Compensation expense for Restricted Stock Awards is measured based on the closing market price of our Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period.  Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto during the vesting period.  Each Restricted Stock Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with Ultimate or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause or, in the case of a non-employee director, at cessation of his board services at the end of his term.  Included in our consolidated statements of income for the years ended December 31, 2012, 2011, and 2010 was $9.2 million, $8.4 million and $8.0 million, respectively, of non-cash stock-based compensation expense for Restricted Stock Awards.

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

There were 313,442, 242,062 and 199,525 Restricted Stock Unit Awards granted to employees during the years ended December 31, 2012, 2011 and 2010, respectively.    Non-cash stock-based compensation expense for Restricted Stock Unit Awards is measured based on the fair market value of our Common Stock on the date of grant and recognized on a straight-line basis over the vesting period.  Included in Ultimate’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was $11.2 million, $5.9 million and $2.4 million, respectively, of non-cash stock-based compensation expense for Restricted Stock Unit Awards.

Option, Restricted Stock and Restricted Stock Unit Activity

The following table summarizes Option activity for the years ended December 31, 2010, 2011 and 2012, as follows (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,165	$17.79
Granted	—	—
Exercised	(1,124)	13.25
Forfeited or expired	(26)	27.58
Outstanding at December 31, 2010	3,015	$19.40	5.1	$88,136
Exercisable at December 31, 2010	2,807	$18.71	4.9	$83,989
Outstanding at December 31, 2010	3,015	$19.40
Granted	—	—
Exercised	(776)	17.11
Forfeited or expired	(16)	19.58
Outstanding at December 31, 2011	2,223	$20.20	4.3	$99,850
Exercisable at December 31, 2011	2,223	$20.20	4.3	$99,850
Outstanding at December 31, 2011	2,223	$20.20
Granted	—	—
Exercised	(750)	15.04
Forfeited or expired	—	—
Outstanding at December 31, 2012	1,473	$22.83	3.8	$105,447
Exercisable at December 31, 2012	1,473	$22.83	3.8	$105,447

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of our Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the Option holders had all Option holders exercised their Options on December 31, 2012.  The amount of the aggregate intrinsic value changes, based on the fair value of our Common Stock.  Total intrinsic value of Options exercised during the years ended December 31, 2012, 2011 and 2010 was $51.7 million, $31.2 million and $25.1 million, respectively.  All previously granted Options were fully vested as of December 31, 2011 and therefore, there were no Options vested during the year ended December 31, 2012. Total fair value of Options vested during the years ended December 31, 2011 and 2010 was $2.3 million and $4.2 million, respectively.

The following table summarizes Restricted Stock and Restricted Stock Unit Award activity for the years ended December 31, 2010, 2011 and 2012, as follows (in thousands, except per share amounts):

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units Shares
Outstanding at December 31, 2009	1,404	$24.36	247
Granted	166	40.51	200
Vested	—	—	—
Released	(263)	23.16	(95)
Forfeited or expired	—	—	(16)
Outstanding at December 31, 2010	1,307	$26.64	336
Granted	217	62.62	242
Vested	—	—	—
Released	(479)	32.89	(126)
Forfeited or expired	—	—	(23)
Outstanding at December 31, 2011	1,045	$31.25	430
Granted	418	93.81	313
Vested	—	—	—
Released	(457)	15.22	(213)
Forfeited or expired	(8)	31.84	(22)
Outstanding at December 31, 2012	998	$64.81	508

As of December 31, 2012, $51.0 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 2.6 years.  As of December 31, 2012, $21.4 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information with respect to Options outstanding and Options exercisable under the Plan at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number	Weighted Average Exercise Price
$1.05—$11.53	90,802	0.93	$7.66	90,802	$7.66
$13.05—$13.05	152,990	1.80	13.05	152,990	13.05
$13.63—$16.68	174,887	3.16	15.34	174,887	15.34
$17.11—$21.60	202,731	3.23	20.58	202,731	20.58
$24.20—$24.20	54,121	3.79	24.20	54,121	24.20
$24.30—$24.30	204,342	4.10	24.30	204,342	24.30
$26.72—$27.02	25,316	4.07	26.90	25,316	26.90
$28.41—$28.41	297,831	5.10	28.41	297,831	28.41
$30.34—$32.39	183,475	5.15	31.55	183,475	31.55
$32.54—$34.89	86,669	5.16	33.26	86,669	33.26
$1.05—$34.89	1,473,164	3.82	$22.83	1,473,164	$22.83

Board Compensation

     Each non-employee director of Ultimate receives compensation for serving on the Board, payable exclusively in the form of Restricted Stock Awards granted under the Plan.

On February 4, 2009, the Compensation Committee of the Board (the “Compensation Committee”) amended the previously approved arrangement pursuant to which the non-employee directors and the Chairmen of the Audit Committee of the Board (the “Audit Committee”) and the Compensation Committee, respectively, were granted Options for each regular Board and Committee meeting attended.  Under the arrangement as amended, (i) each non-employee director was granted a restricted stock award of 1,000 shares of Common Stock for each regular meeting of the Board attended during the first three quarters of 2010 and (ii) each of the Chairmen of the Audit Committee and Compensation Committee was granted a restricted stock award of 625 shares of Common Stock for attendance at each regular meeting of the respective  Committee during the first three quarters of 2010 that he chaired.  In addition, in 2010, each non-employee director was granted, for each fiscal quarter during which he served, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Board for each such quarter, rounded down to the closest full number of shares.  Under the arrangement as amended, the date of grant shall not be a date prior to the date of the Board’s determination of the same and such restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service or the end of his term or the occurrence of a change of control of Ultimate.

On October 25, 2010, the Board amended the previously approved arrangement pursuant to which the non-employee directors and Chairmen of the Audit and Compensation Committees of the Board, respectively, were granted Awards for each regular Board and Committee meeting attended.  Under the arrangement, as amended, (i) each non-employee director was granted a restricted stock award of 750 shares of Common Stock for each regular meeting of the Board attended in the fourth quarter of 2010, and for the years ended December 31, 2011 and 2012 and (ii) each of the Chairmen of the Audit Committee and Compensation Committee was granted a restricted stock award of 468 shares of Common Stock for attendance at each regular meeting of the Committee during the fourth quarter of 2010, and in the years ended December 31, 2011 and 2012 that he chaired.

The following table summarizes information about Restricted Stock Awards granted by us to non-employee directors in exchange for director related services rendered for 2012, 2011 and 2010:

Year	Market Value of Restricted Stock Awards Granted	Number of Restricted Stock Awards Granted
2010	$30.29	8,310
	31.84	8,210
	33.33	8,125
	42.03	6,171
2011	$53.33	5,856
	53.57	5,851
	50.75	5,916
	63.57	5,666
2012	$69.00	5,591
	76.42	5,501
	93.84	5,351
	94.50	5,346

The non-cash compensation expense, recognized in the consolidated statements of income related to the Restricted Stock Awards granted to non-employee directors, including the chairmen of the Audit and Compensation Committees, determined pursuant to the application of ASC 718 for the years ended December 31, 2012, 2011 and 2010, was $1,058,000, $706,000 and $427,000, respectively, and is included in general and administrative expenses.

Common Stock

The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

17.  Commitments and Contingencies

Operating Leases

We lease corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. Total rent expense under these agreements was $5.7 million, $5.5 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum annual rental commitments related to these leases are as follows as of December 31, 2012 (in thousands):

Year	Amount
2013	$5,335
2014	5,585
2015	4,965
2016	4,250
2017	2,575
Thereafter	2,073
$24,783

Software License Agreements

We have a software license and OEM (original equipment manufacturer) agreement with a third-party vendor for the purposes of development and testing, support of end users and use with the customer application expiring on December 31, 2016. Future commitments related to this agreement are as follows as of December 31, 2012 (in thousands):

Year	Amount
2013	$690
2014	1,000
2015	1,155
2016	1,155
$4,000

Litigation

From time-to-time, Ultimate is involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our operating results or financial condition.

18.  Related Party Transactions

On October 23, 2006, Ultimate’s Board elected Al Leiter as a non-employee member of Ultimate’s Board of Directors.  During October 2002, Mr. Leiter entered into an agreement with Ultimate pursuant to which he agreed to (i) attend and participate in certain internal meetings of Ultimate; (ii) assist our salespeople with prospects; and (iii) act as an official spokesperson for Ultimate in exchange for which we agreed to make contributions to Leiter’s Landing, Mr. Leiter’s non-profit charitable organization benefiting children, in the amount of one tenth (1/10) of one percent, or 0.1%, of our total revenues as reported in our consolidated statements of operations.  Pursuant to this agreement, for the fiscal years ended December 31, 2012, 2011 and 2010, Ultimate contributed a total of approximately $50,000, $200,000, and $200,000, respectively, to Leiter’s Landing.  In February 2007, Mr. Leiter and Ultimate agreed that the maximum amount payable by Ultimate in any one year under this agreement is $200,000. In June 2012, Mr. Leiter and Ultimate terminated this agreement.

19.  Employee Benefit Plan

Ultimate provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the 401(k) Plan, which are made at the sole discretion of Ultimate, were $2.9 million, $2.5 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of December 31, 2012, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on Ultimate’s internal control over financial reporting as of December 31, 2012, which is included below on this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2012 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:
We have audited The Ultimate Software Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 28, 2013
Jacksonville, Florida
Certified Public Accountants

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors, executive officers (Messrs. Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman) and other key employees of Ultimate, and their ages as of February 18, 2013, are as follows:

Name	Age	Position(s)
Scott Scherr	60	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	55	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	55	Executive Vice President, Chief Financial Officer and Treasurer

Robert Manne	59	Senior Vice President, General Counsel
Vivian Maza	51	Senior Vice President, Chief People Officer and Secretary
Adam Rogers	38	Senior Vice President, Chief Technology Officer
Greg Swick	49	Senior Vice President, Chief Enterprise Sales Officer
Chris Phenicie	41	Senior Vice President, Chief Workplace Sales Officer
Bill Hicks	47	Senior Vice President, Shared Services Chief Information Officer
Julie Dodd	43	Senior Vice President and General Manager, Workplace Services
Jon Harris	48	Senior Vice President and General Manager, Enterprise Services
Jody Kaminsky	38	Senior Vice President, Marketing
James A. FitzPatrick, Jr.	63	Director
LeRoy A. Vander Putten	78	Director
Rick A. Wilber	66	Director
Robert A. Yanover	76	Director
Alois T. Leiter	47	Director

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

Julie Dodd has served as Senior Vice President and General Manager, Workplace Services, since April 2010.  Ms. Dodd served as Vice President and General Manager of Workplace Operations from January 2009 until April 2010.  From October 2007 to December 2008, Ms. Dodd served as the Director of Product Strategy, with primary focus on the UltiPro Workplace product offering.  Prior to joining Ultimate, Ms. Dodd provided consulting services for large scale implementations, operations efficiencies projects and new cloud product launches for various service providers. From 2002 to 2005, Ms. Dodd held various executive positions with Ceridian Corporation, an information technology company, supporting their small and mid-market solutions.

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

James A. FitzPatrick, Jr. has served as a director of Ultimate since July 2000 and is Chairman of the Nominating Committee of the Board. Mr. FitzPatrick is, and since June 2012 has been, a partner in the law firm Hogan Lovells US LLP. Mr. FitzPatrick was a partner in the law firm Dewey & LeBoeuf LLP and its predecessor firms from January 1983 until May 2012 and was an associate from September 1974 until January 1983.

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

Rick A. Wilber has served as a director of Ultimate since October 2002 and is a member of the Audit Committee, a member of the Compensation Committee, and a member of the Nominating Committee of the Board. Mr. Wilber formerly served on Ultimate’s Board of Directors from October 1997 through May 2000. Since 1995, Mr. Wilber has served as the President of Lynn’s Hallmark Cards, which owns and operates a number of Hallmark Card stores.  Mr. Wilber has served as a director of Vanguard Energy Corporation, an oil and gas company since   June 2010.  Mr. Wilber has served as a director of Synergy Resource Corporation, an oil and gas exploration company, since October 2008.  Mr. Wilber was a co-founder of Champs Sports Shops and served as its President from 1974 to 1984. He served on the Board of Royce Laboratories, a pharmaceutical concern, from 1990 until April 1997, when Royce Laboratories was sold to Watson Pharmaceuticals, Inc., a pharmaceutical concern.

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

Al Leiter has served as director of Ultimate since October 2006 and is a member of the Compensation Committee and the Nominating Committee of the Board.  Mr. Leiter was a three-time Major League Baseball World Champion and two-time All-Star pitcher formerly with the New York Yankees, New York Mets, Toronto Blue Jays, and Florida Marlins, and has been an official spokesperson for Ultimate since 2002.  Mr. Leiter has served as a television commentator for the Yankees Entertainment and Sports Network since 2006 and as an analyst with MLB Network since January 2009.  Mr. Leiter is president and founder of Leiter’s Landing, a charitable organization formed in 1996.  Mr. Leiter has served on the Executive Committee of New York City’s official tourism marketing organization, NYC & Company, since 2000 and is on the Board of Directors of America’s Camp, a legacy organization of the Twin Towers Fund, on which he also served as a board member.

Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal.  Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting of stockholders (the “Annual Meeting”) in 2014.  Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting in 2015.  Messrs. Scott Scherr and Al Leiter serve on the Board in the class whose term expires at the Annual Meeting in 2016.

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

Corporate Governance

On February 4, 2013, the Board formed a Nominating Committee.   The primary function of the Nominating Committee is to recommend director-nominees to be considered for election or appointment by the Board beginning after the annual meeting of shareholders to be held in May 2013. Ultimate has established a Nominating Committee Charter that sets forth the Nominating Committee’s principal duties and responsibilities. This charter is available on our website.

When considering potential director candidates, the Board considers, and the Nominating Committee will consider, the candidate’s independence (as mandated by the NASDAQ rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of Ultimate and the Board.  Other information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2013 under the heading “Corporate Governance, Board Meetings and Committees of the Board.”  In 2012, Ultimate did not pay any fees to a third party to assist in identifying or evaluating potential nominees.

The Nominating Committee and the Board will consider director candidates recommended by Ultimate’s stockholders in a similar manner as those recommended by members of management or other directors.

Other Information

The information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2013 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance, Board Meetings and Committees of the Board-Audit Committee.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2013 Annual Meeting under the headings “Executive Compensation Policy,” “Director Compensation” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2013 Annual Meeting under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information.

The following table summarizes information related to Ultimate’s equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Refleceted in Column ( a ))
Equity compensation plans approved by security holders	1,473,164	$22.83	1,725,891
Equity compensation plans not approved by security holders	—	—	—
Total	1,473,164	$22.83	1,725,891

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2013 Annual Meeting under the headings “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance, Board Meetings and Committees of the Board.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2013 Annual Meeting under the heading “KPMG LLP Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Form 10-K:

1.
The following consolidated financial statements of Ultimate, together with the report thereon, of KPMG LLP, our Independent Registered Public Accounting Firm, are included in Part II, Item 8, of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

3. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the
Registration Statement on Form S-1 (File No. 333-47881), initially filed March 13, 1998 (the “Registration Statement”))
3.2	Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 2 to Ultimate’s Current Report on Form 8-K dated October 23, 1998)
3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 on Form 8-K dated February 6, 2013)
4.1	Form of Certificate for the Common Stock, par value $0.01 per share **
4.2	Form of Warrant for Common Stock (incorporated by reference to
Exhibit 4.4 to Ultimate’s Registration Statement on Form S-3 (File No. 333-107527), initially filed July 31, 2003)
4.3
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
10.7
Nonqualified Stock Option Plan, as amended and restated as of December 20, 2002 (incorporated by reference to the corresponding exhibit in Ultimate’s Annual Report on Form 10-K dated March 31, 2003) ***

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
10.22	Change in Control Bonus Plan for Executive Officers, effective March 5, 2004 (incorporated by reference to Exhibit 10.1 to Ultimate’s Quarterly Report on Form 10-Q dated May 13, 2004) ***
10.23	Fifth Loan Modification Agreement by and between Ultimate

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
10.25	Amended Nonqualified stock option agreement (incorporated by reference to Exhibit 10.1 to Ultimate’s Form 8-K dated January 3, 2006) ***
10.26	Amended Director Fee Option Award Agreement (incorporated by reference to Exhibit 10.2 to Ultimate’s Form 8-K dated January 3, 2006) ***
10.27	Amended Director Fee Option Agreement for Non-Employee Directors (as incorporated by reference to Exhibit 10.27 to Ultimate’s Annual Report on Form 10-K dated March 15, 2006) ***
10.28	Entry into a Material Definitive Agreement with executives (incorporated by reference to Ultimate’s Form 8-K, Item 1.01 dated February 10, 2006) ***
10.29	Seventh Loan Modification Agreement between Ultimate and Silicon Valley Bank
(incorporated by reference to Exhibit 10.1 to Ultimate’s Form 8-K dated June 17, 2005)
10.30	Term Note between Ultimate and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to Ultimate’s Form 8-K dated June 17, 2005)
10.31	Notice of Termination of License Agreement and Acknowledgement of Receipt by
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

10.43
Amended and Restated Change in Control Bonus Plan for Executive Officers, effective July 24, 2007 (incorporated by reference to Exhibit 10.1 to Ultimate’s Quarterly Report on Form 10-Q, dated August 8, 2007) ***

10.44	Amended and Restated 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Ultimate’s Form 8-K, dated May 18, 2012) ***
10.45
Commercial lease between Weston Office, LLC (“Landlord”) and Ultimate, dated January 18, 2008 (incorporated by reference to Exhibit 10.45 to Ultimate’s Annual Report on Form 10-K, dated March 13, 2008)

10.46
Commercial lease between AGF Woodfield Owner, L.L.C., (“Landlord”) and Ultimate, dated October 31, 2008 (incorporated by reference to Exhibit 10.47 to Ultimate’s Annual Report on Form 10-K, dated March 2, 2009)

10.47
Commercial lease between 300 Galleria Parkway Associates, L.P., (“Landlord”) and Ultimate, dated September 8, 2009 (incorporated by reference to Exhibit 10.33 to Ultimate’s Quarterly Report on Form 10-Q, dated November 9, 2009)

10.48
Commercial lease between RT Twenty-Sixth Pension Properties Limited (“Landlord”) and Ultimate, dated September 4, 2009 (incorporated by reference to Exhibit 10.34 to Ultimate’s Quarterly Report on Form 10-Q, dated November 9, 2009)

10.49
Master Space Agreement between Quality Technology Services Miami LLC and Ultimate, dated June 1, 2009 (incorporated by reference to Exhibit 10.1 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010) ✓

10.5
Master Space Agreement between Quality Technology Services Metro LLC and Ultimate, dated June 1, 2009 (incorporated by reference to Exhibit 10.2 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010) ✓

10.51	Service Order Form between Verizon Canada Ltd. And Ultimate, dated September 23, 2009 (incorporated by reference to Exhibit 10.3 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010) ✓
10.52
Amended and Restated Change in Control Bonus Plan for Executive Officers dated April 26, 2010 (incorporated by reference to Exhibit 10.4 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010) ***

10.53
Commercial lease between 2000 Main Street Associates, LLC (“Landlord”) and Ultimate, dated November 3, 2010 (incorporated by reference to Exhibit 10.54 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)

10.54
Commercial lease between Micari Holdings, LLC (“Landlord”) and Ultimate, dated November 5, 2010 (incorporated by reference to Exhibit 10.55 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)

10.55	Commercial lease between Galleria 400, LLC (“Landlord”) and Ultimate, dated December 29, 2010 (incorporated by reference to Exhibit 10.56 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)
10.56
Commercial lease between AG/LPC Griffin Towers, L.P., (“Landlord”) and Ultimate, dated February 23, 2011 (incorporated by reference to Exhibit 10.1 to Ultimate's Quarterly Report on Form 10-Q, dated May 10, 2011)

10.57	Commercial lease between TCS-CB LLC, ("Landlord") and Ultimate, dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to Ultimate's Quarterly Report on Form 10-Q, dated November 9, 2012)
10.58
License and Master Services Agreement between IO Phoenix One, LLC and Ultimate, dated February 27, 2012, as amended (incorporated by reference to Exhibit 10.2 to Ultimate's Quarterly Report on Form 10-Q, dated November 9, 2012) ✓

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
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

* Filed herewith.
**  Incorporated by reference to the corresponding exhibit in Ultimate’s Registration Statement.
*** Indicates management contract or compensatory plan, contract or arrangement.

✓ Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, and such portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ULTIMATE SOFTWARE GROUP, INC.

By:/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer

Date:  February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr	President, Chief Executive Officer and Chairman of the Board	February 28, 2013
Scott Scherr

/s/ Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2013
Mitchell K. Dauerman

/s/ Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	February 28, 2013
Marc D. Scherr

/s/ James A. FitzPatrick, Jr.	Director	February 28, 2013
James A. FitzPatrick, Jr.

/s/ LeRoy A. Vander Putten	Director	February 28, 2013
LeRoy A. Vander Putten

/s/ Rick Wilber	Director	February 28, 2013
Rick Wilber

/s/ Robert A. Yanover	Director	February 28, 2013
Robert A. Yanover

/s/ Alois T. Leiter	Director	February 28, 2013
Alois T. Leiter