Form 10-Q
period 2013-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2013-05-10
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, there were 27,646,326 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of March 31,	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$72,081	$58,817
Investments in marketable securities	6,936	9,223
Accounts receivable, net of allowance for doubtful accounts of $525 for 2013 and $475 for 2012	70,059	70,774
Prepaid expenses and other current assets	29,088	25,949
Deferred tax assets, net	1,372	1,372
Total current assets before funds held for customers	179,536	166,135
Funds held for customers	642,443	281,007
Total current assets	821,979	447,142
Property and equipment, net	41,990	38,068
Capitalized software, net	356	508
Goodwill	3,025	3,025
Investments in marketable securities	2,313	1,311
Other assets, net	16,983	16,687
Deferred tax assets, net	19,191	18,543
Total assets	$905,837	$525,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,185	$7,584
Accrued expenses	21,124	15,055
Deferred revenue	91,936	90,674
Capital lease obligations	2,968	2,968
Other borrowings	3,860	2,311
Total current liabilities before customer funds obligations	126,073	118,592
Customer funds obligations	642,443	281,007
Total current liabilities	768,516	399,599
Deferred revenue	1,049	1,302
Deferred rent	2,689	2,777
Capital lease obligations	2,481	2,469
Other borrowings	1,255	2,601
Income taxes payable	1,866	1,866
Total liabilities	777,856	410,614
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 31,686,822 and 31,396,498 shares issued as of 2013 and 2012, respectively	317	314
Additional paid-in capital	275,183	266,130
Accumulated other comprehensive (loss) income	(156)	109
Accumulated deficit	(28,819)	(33,339)
	246,525	233,214
Treasury stock, 4,053,835 shares, at cost, as of 2013 and 2012	(118,544)	(118,544)
Total stockholders’ equity	127,981	114,670
Total liabilities and stockholders’ equity	$905,837	$525,284

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Recurring	$78,082	$60,873
Services	19,445	17,024
License	390	384
Total revenues	97,917	78,281
Cost of revenues:
Recurring	21,828	19,104
Services	19,728	16,523
License	90	88
Total cost of revenues	41,646	35,715
Gross profit	56,271	42,566
Operating expenses:
Sales and marketing	22,910	18,637
Research and development	16,130	15,696
General and administrative	8,927	6,145
Total operating expenses	47,967	40,478
Operating income	8,304	2,088
Other (expense) income:
Interest and other expense	(80)	(75)
Other income, net	41	13
Total other expense, net	(39)	(62)
Income before income taxes	8,265	2,026
Provision for income taxes	(3,745)	(1,002)
Net income	$4,520	$1,024
Net income per share:
Basic	$0.16	$0.04
Diluted	$0.16	$0.04
Weighted average shares outstanding:
Basic	27,476	26,394
Diluted	28,704	28,073

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended March 31,
	2013	2012
Net income	$4,520	$1,024
Other comprehensive (loss) income :
Unrealized (loss) on investments in marketable available-for-sale securities, net of income tax benefit of $1 and $2	(1)	(3)
Unrealized (loss) gain on foreign currency translation adjustments	(264)	136
Other comprehensive (loss) income, net of tax	$(265)	$133
Comprehensive income	$4,255	$1,157

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,520	$1,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,749	3,011
Provision for doubtful accounts	613	133
Non-cash stock-based compensation expense	7,597	4,354
Income taxes	3,689	949
Excess tax benefit from stock-based payments	(4,337)	(894)
Changes in operating assets and liabilities:
Accounts receivable	102	4,969
Prepaid expenses and other current assets	(3,139)	(412)
Other assets	(296)	(397)
Accounts payable	(1,399)	(607)
Accrued expenses and deferred rent	5,981	3,959
Deferred revenue	1,009	(1,640)
Net cash provided by operating activities	18,089	14,449
Cash flows from investing activities:
Purchases of property and equipment	(6,211)	(2,211)
Purchases of marketable securities	(3,600)	(4,700)
Maturities of marketable securities	4,885	3,924
Net purchases of securities with customer funds	(361,436)	(213,869)
Net cash used in investing activities	(366,362)	(216,856)
Cash flows from financing activities:
Excess tax benefits from stock-based payments	4,337	894
Shares acquired to settle employee tax withholding liability	(6,159)	(3,576)
Principal payments on capital lease obligations	(896)	(784)
Other borrowings	203	—
Net increase in customer fund obligations	361,436	213,869
Net proceeds from issuances of Common Stock	2,881	2,844
Net cash provided by financing activities	361,802	213,247
Effect of exchange rate changes on cash	(265)	134
Net increase in cash and cash equivalents	13,264	10,974
Cash and cash equivalents, beginning of period	58,817	46,149
Cash and cash equivalents, end of period	$72,081	$57,123
Supplemental disclosure of cash flow information:
Cash paid for interest	$92	$69
Cash paid for income taxes	$124	$141
Supplemental disclosure of non-cash financing activities:
Ultimate entered into capital lease obligations to acquire new equipment totaling $0.9 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   Ultimate's solutions are marketed as two solution suites based on company size.  UltiPro Enterprise (“Enterprise”) is designed to address the needs of companies with more than 1,000 employees.   UltiPro Workplace (“Workplace”) is designed for companies with 1,000 or fewer employees.  UltiPro is marketed primarily through our Enterprise and Workplace direct sales teams.

2.	Basis of Presentation, Consolidation and the Use of Estimates

The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 28, 2013 (the “Form 10-K”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three months ended March 31, 2013 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2012, included in the Form 10-K, have not significantly changed, except as disclosed below:

Fair Value of Financial Instruments

Ultimate's consolidated financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value as of March 31, 2013 and December 31, 2012.

Recently Issued Accounting Standards
On January 1, 2013, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 was issued to address concerns raised in the issuance of ASU 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). As a result of the issuance of ASU 2013-02, entities are now required to disclose (i) for items reclassified out of accumulated other comprehensive income ("AOCI") and into net income in their entirety, the effect of the reclassification on each affected net income line item; and (ii) for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required GAAP disclosures. The adoption of ASU 2013-02 did not have a material impact on our unaudited condensed consolidated financial statements.

4.	Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive (loss) income in stockholders’ equity until realized.  Realized gains and losses resulting on available-for-sale securities are included in other (expense) income, net in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three months ended March 31, 2013 and March 31, 2012.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  There was no unrealized gain or loss on available-for-sale securities at March 31, 2013. Included in accumulated other comprehensive (loss) income was $1 thousand of unrealized gain, net of tax, on available-for-sale securities at December 31, 2012.

The amortized cost, net unrealized gains and fair value of our investments in marketable available-for-sale securities as of March 31, 2013 and December 31, 2012 are shown below (in thousands):

	March 31, 2013			December 31, 2012
	Amortized Cost	Net Unrealized Gain	Fair Value	Amortized Cost	Net Unrealized Gain	Fair Value
Corporate debentures and bonds	$5,786	$1	$5,787	$5,373	$1	$5,374
Commercial paper	2,447	—	2,447	2,448	—	2,448
U.S. Agency bonds	500	—	500	1,000	—	1,000
U.S. Treasury bills	—	—	—	1,201	—	1,201
Certificates of deposit	515	—	515	511	—	511
Total investments	$9,248	$1	$9,249	$10,533	$1	$10,534

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of March 31, 2013 are shown below (in thousands):

	March 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$6,935	$6,936
Due after one year	2,313	2,313
Total	$9,248	$9,249

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have

any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2013 and the twelve months ended December 31, 2012.  No assets or investments were classified as Level 3 as of March 31, 2013 or as of December 31, 2012.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013				As of December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$5,787	$—	$5,787	$—	$5,374	$—	$5,374	$—
Commercial paper	2,447	—	2,447	—	2,448	—	2,448	—
U.S. Agency bonds	500	—	500	—	1,000	—	1,000	—
U.S. Treasury bills	—	—	—	—	1,201	—	1,201	—
Certificates of deposit	515	515	—	—	511	511	—	—
Total	$9,249	$515	$8,734	$—	$10,534	$511	$10,023	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of March 31, 2013 and December 31, 2012.

5.	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 2 to 20 years. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease, which range from 3 to 15 years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

Property and equipment as of March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Property and equipment	$126,112	$120,390
Less: accumulated depreciation and amortization	(84,122)	(82,322)
Property and equipment, net	$41,990	$38,068

We capitalize computer software development costs related to software developed for internal use in accordance with ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three months ended March 31, 2013, we capitalized $3.3 million of computer software development costs related to a development project to be sold in the future as a cloud product only. There were no such costs capitalized in the three months ended March 31, 2012. These capitalized costs are included with computer equipment in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed statement of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to five years, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Prepaid commissions	$18,245	$16,558
Other prepaid expenses	3,869	4,468
Other current assets	6,974	4,923
Total prepaid expenses and other current assets	$29,088	$25,949

7.	Computer Software Development Costs

We capitalize computer software development costs related to software developed for external use in accordance with ASC Topic 985-20, Costs of Software to Be Sold, Leased, or Marketed. There were no research and development expenses capitalized under ASC Topic 985-20 during the three months ended March 31, 2013. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

Capitalized software is amortized using the straight-line method over the estimated useful lives of the assets, which are typically 5 years.   Ultimate evaluates the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated costs of completing the products and of performing maintenance and customer support.  If Ultimate’s gross revenues were to be significantly less than its estimates, the net realizable value of Ultimate’s capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

Capitalized software and accumulated amortization of capitalized software as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Capitalized software	$11,342	$11,342
Less: accumulated amortization	(10,986)	(10,834)
Capitalized software, net	$356	$508

Amortization of capitalized software was $0.2 million and $0.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Amortization of capitalized software is included with cost of recurring revenues in the unaudited condensed consolidated statements of income.

Expected future amortization for capitalized software at March 31, 2013 is as follows (in thousands):

Year	Amount
2013	356
$356

8.	Earnings Per Share

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Basic weighted average shares outstanding	27,476	26,394
Effect of dilutive equity instruments	1,228	1,679
Dilutive weighted average shares outstanding	28,704	28,073

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	—	—

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive (loss) income, a component of stockholders’ equity.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three months ended March 31, 2013 and March 31, 2012.

For the three months ended March 31, 2013 and March 31, 2012, Ultimate had cumulative unrealized translation losses of $0.3 million and unrealized translation gains of $0.1 million, respectively. Included in accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated balance sheets, are $0.2 million of unrealized translation losses at March 31, 2013 and $0.1 million of unrealized translation gains at December 31, 2012.

10.	Stock-Based Compensation

Summary of Plans

Our Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options (“Options”) to non-employee directors, officers and employees of Ultimate to purchase shares of Ultimate’s Common Stock ("Common Stock").  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, together with the Options, the “Awards”).

As of March 31, 2013, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,638,188 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Non-cash stock-based compensation expense:
Cost of recurring revenues	$864	$513
Cost of services revenues	960	501
Sales and marketing	3,096	1,674
Research and development	770	624
General and administrative	1,907	1,042
Total non-cash stock-based compensation expense	$7,597	$4,354

Net cash proceeds from the exercise of stock options were $2.9 million and $2.8 million for the three months ended March 31, 2013, and March 31, 2012, respectively. There was a $4.3 million and a $0.9 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three months ended March 31, 2013 and March 31, 2012, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the three months ended March 31, 2013.  The following table summarizes stock option activity (for previously granted stock options) for the three months ended March 31, 2013 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,473	$22.83	3.80	$105,447
Granted	—	$—	—	—
Exercised	(161)	$17.85	—	—
Forfeited or expired	—	$—	—	—
Outstanding at March 31, 2013	1,312	$23.44	3.68	$105,887
Exercisable at March 31, 2013	1,312	$23.44	3.68	$105,887

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2013.  The amount of the aggregate intrinsic value changes, based on the fair value of Ultimate’s Common Stock.  Total intrinsic value of options exercised was $12.9 million and $10.0 million for the three months ended March 31, 2013 and March 31, 2012, respectively. All previously granted stock options were fully vested as of December 31, 2011 and, therefore, there were no options vested during the three months ended March 31, 2013 and March 31, 2012, respectively.

As of March 31, 2013, there were no unrecognized compensation costs related to non-vested stock options expected to be recognized as all previously granted stock options were fully vested as of December 31, 2011.

During the three months ended March 31, 2013 and March 31, 2012, we granted restricted stock awards for 5,336 shares and 5,591 shares of Common Stock, respectively, to non-employee directors. During the three months ended March 31, 2013 and March 31, 2012, we granted restricted stock awards for 1,500 shares and 1,700 shares of Common Stock, respectively, to employees. There were 181,445 and 229,475 restricted stock unit awards granted to employees during the three months ended March 31, 2013 and March 31, 2012, respectively.

During the three months ended March 31, 2013, 10,580 shares of Common Stock previously issued under restricted stock awards became vested and were released to non-employee directors.  During the three months ended March 31, 2012, 2,195 shares of Common Stock previously issued under a restricted stock award became vested and were released to non-employee directors.  During the three months ended March 31, 2013, 16,718 shares of Common Stock previously issued under restricted stock awards became vested and were released to officers and employees. To satisfy withholding tax requirements applicable to payment of such awards in the amount of $0.5 million, 5,548 of these shares were aquired by Ultimate, while 11,170 of such shares were released to the holders of such awards. There were no shares of Common Stock previously issued under restricted stock awards vested and released to officers and employees during the three months ended March 31, 2012.

During the three months ended March 31, 2013, 165,771 shares of Common Stock became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  58,522 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $5.6 million, while 107,249 of such shares were issued to the holders of such awards.  During the three months ended March 31, 2012, 159,677 shares became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  52,256 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $3.6 million, while 107,421 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the three months ended March 31, 2013 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2012	998	$64.81	509
Granted	7	$95.99	181
Vested and Released	(27)	$31.92	(166)
Forfeited or expired	(31)	$77.92	(6)
Outstanding at March 31, 2013	947	$65.56	518

As of March 31, 2013, $47.5 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 2.5 years.  As of March 31, 2013, $33.8 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 2.1 years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in conjunction with Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 (the “Form 10-K”).

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

Our cloud offering of UltiPro (the “Cloud Offering”) provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that our Cloud

Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Cloud Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are currently managed at three data centers — one located in the Atlanta, Georgia area, one in the Phoenix, Arizona area and one in Toronto, Canada. All data centers are owned and operated by independent third parties.

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

Our Partners for Life program, introduced in the second half of 2010, is designed to make it easier for customers to leverage the full scope of UltiPro's features and reach more users in our customers' organizations. As part of the Partners for Life program, we changed the pricing method for our implementation services associated with units sold that are not yet processing payroll with UltiPro from a time and materials offering to a fixed fee offering, with the expected objective of lowering the total cost of services charged to each customer.  We still sell implementation consulting services on a time and materials basis but to a lesser degree and primarily in relation to additional business sold to existing clients. The incremental benefit of the Partners for Life program is that we enhance the quality of our customer relationships and encourage increased customer loyalty, thus enhancing the readiness for the customer to be a reference for us.

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the quarter ended March 31, 2013, our recurring revenues grew by 28%, compared with the same period in 2012 and our Non-GAAP Operating Income was $15.9 million, or 16.2% of total revenues, as compared with $6.4 million, or 8.2% of total revenues, for the same period last year. As of March 31, 2013, our Customer Retention exceeded 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Ultimate’s critical accounting estimates, as discussed in "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in the Form 10-K, have not significantly changed.

Fair Value of Financial Instruments

Ultimate's consolidated financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value as of March 31, 2013 and December 31, 2012.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Recurring	79.7%	77.8%
Services	19.9	21.7
License	0.4	0.5
Total revenues	100.0	100.0
Cost of revenues:
Recurring	22.3	24.4
Services	20.1	21.1
License	0.1	0.1
Total cost of revenues	42.5	45.6
Gross Profit	57.5	54.4
Operating expenses:
Sales and marketing	23.4	23.8
Research and development	16.5	20.1
General and administrative	9.1	7.8
Total operating expenses	49.0	51.7
Operating income	8.5	2.7
Other (expense) income:
Interest expense and other	(0.1)	(0.1)
Other income, net	—	—
Total other expense, net	(0.1)	(0.1)
Income before income taxes	8.4	2.6
Provision for income taxes	(3.8)	(1.3)
Net income	4.6%	1.3%

The following table sets forth the non-cash stock-based compensation expense resulting from the stock-based arrangements (excluding the income tax effect) that are recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Non-cash stock-based compensation expense:
Cost of recurring revenues	$864	$513
Cost of services revenues	960	501
Sales and marketing	3,096	1,674
Research and development	770	624
General and administrative	1,907	1,042
Total non-cash stock-based compensation expense	$7,597	$4,354

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.

Total revenues increased 25.0% to $97.9 million for the three months ended March 31, 2013 from $78.3 million for the three months ended March 31, 2012.

Recurring revenues, consisting of subscription revenues from our Cloud Offering and customer support and maintenance revenues, increased 28.3% to $78.1 million for the three months ended March 31, 2013, from $60.9 million for the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 was primarily due to an increase in revenues from our Cloud Offering, partially offset by a decrease in our customer support and maintenance revenues.

•
Cloud revenues increased 32.4% for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in cloud revenues was based on the revenue impact of incremental units sold that have gone Live since March 31, 2012, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring revenues for cloud sales commences when the customer processes its first payroll using UltiPro (or goes "Live").

•
Maintenance revenues decreased 4.9% for the three months ended March 31, 2013, in comparison to the same period in 2012.  The decrease resulted from the transition of certain customers who were formerly using UltiPro in connection with the prior purchase of a perpetual license to using UltiPro under our Cloud Offering, combined with the impact of attrition in the ordinary course of business, partially offset by price increases.  Maintenance revenues are recognized on a monthly recurring basis as the maintenance contracts renew annually.

Services revenues increased 14.2% to $19.4 million for the three months ended March 31, 2013 from $17.0 million for the three months ended March 31, 2012.  The increase in services revenues for the three-month period was primarily due to additional implementation revenues which were attributable to a combination of more billable consultants and the increased utilization of seasoned consultants.

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

Total cost of revenues increased 16.6% to $41.6 million for the three months ended March 31, 2013, from $35.7 million for the three months ended March 31, 2012.

Cost of recurring revenues increased 14.3% to $21.8 million for the three months ended March 31, 2013 from $19.1 million for the three months ended March 31, 2012. The increase in the cost of recurring revenues for the three-month period was primarily due to increases in both cloud costs and customer support and maintenance costs, as described below:

•	The increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and increased hosting data center costs.

•	The increase in customer support and maintenance costs was primarily due to higher labor costs commensurate with the growth in the number of customers serviced.

Cost of services revenues increased 19.4% to $19.7 million for the three months ended March 31, 2013 from $16.5 million for the three months ended March 31, 2012. The increase in cost of services revenues for the three month period was primarily due to an increase in the cost of implementation, including higher labor and related costs (particularly in association with increased number of billable consultants) and increased costs of third-party consulting partners.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 22.9% to $22.9 million for the three months ended March 31, 2013 from $18.6 million for the three months ended March 31, 2012. The increase in sales and marketing expenses for the three-month period was primarily due to increased labor and related costs (including higher sales commissions related to increased cloud sales), and, to a lesser extent, higher advertising and marketing expenses. Commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 2.8% to $16.1 million for the three months ended March 31, 2013 from $15.7 million for the three months ended March 31, 2012. The increase in research and development expenses for the three-month period was principally due to higher labor and related costs associated with the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs, and partially offset by decreased third-party consulting costs. During the three months ended March 31, 2013, we capitalized a total of $3.3 million (including $0.4 million in non-cash stock-based compensation) for internal-use software costs for a development project that will be offered exclusively as a cloud product only. The majority of the capitalized costs were direct labor costs associated with the development project. There were no capitalized costs for internal-use software for the three months ended March 31, 2012.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 45.3% to $8.9 million for the three months ended March 31, 2013 from $6.1 million for the three months ended March 31, 2012.  The increase in general and administrative expenses for the three month period was primarily due to higher labor and related costs and an increase in the provision for doubtful accounts.

Income Taxes

Income taxes for the three months ended March 31, 2013 and March 31, 2012 included a consolidated provision of $3.7 million and $1.0 million, respectively.   The effective income tax rate for the three months ended March 31, 2013 and March 31, 2012 was 45.3% and 49.5%, respectively.   The decrease in the effective income tax rate for the three months ended March 31, 2013 was principally due to a benefit attributable to a decrease in nondeductible expenses, primarily related to compensation.

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

We recognized $20.6 million of deferred tax assets, net of deferred tax liabilities, as of March 31, 2013.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada, and were not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of March 31, 2013, we had $81.3 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $12.0 million since December 31, 2012.  This $12.0 million increase was primarily due to cash provided by operations of $22.4 million (excluding the non-cash impact of the excess tax benefit from stock option exercises) and proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises of $2.9 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of

$7.1 million (which includes $2.9 million of primarily capitalized labor costs, paid in cash, associated with an internal-use development project) and cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $6.2 million.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $3.7 million during the three months ended March 31, 2013 to $18.1 million, as compared with $14.4 million for the three months ended March 31, 2012. This increase was primarily due to an increase in operating income and changes in working capital accounts, after adjusting for the impact of non-cash expenses such as depreciation and amortization and expense associated with stock-based compensation awards.

Net cash used in investing activities was $366.4 million for the three months ended March 31, 2013, as compared with $216.9 million for the three months ended March 31, 2012.  The increase of $149.5 million was primarily attributable to an increase in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) of $147.6 million and, to a lesser extent, an increase in cash purchases of property and equipment of $4.0 million. During the three months ended March 31, 2013, we capitalized software development costs related to a cloud-based, internal-use, development project, totaling $3.3 million, which was classified as property and equipment in accordance with the applicable accounting guidance. With the exception of $0.4 million in stock-based compensation that was capitalized for this cloud-based development project, the capitalized software costs were paid in cash, since the majority of these costs were direct labor costs. Customer funds, temporarily held by us as a result of our UltiPro Payment Services, are held primarily in our bank accounts and invested by us in accordance with our internal investment strategies.   These customer funds are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S.  Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's.
.

Net cash provided by financing activities was $361.8 million for the three months ended March 31, 2013, as compared with $213.2 million for the three months ended March 31, 2012. The $148.6 million increase was primarily related to an increase of $147.6 million attributable to an increase in UltiPro Payment Services and an increase in excess tax benefits from stock option exercises of $3.4 million, partially offset by an increase of $2.6 million in cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units.

Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of March 31, 2013 were 64 days as compared to 59 days in March 31, 2012. The increase in our DSOs was primarily a result of a higher concentration of sales toward the end of the three-month period ended March 31, 2013.

Deferred revenues were $93.0 million at March 31, 2013, as compared with $92.0 million at December 31, 2012.  The increase of $1.0 million in deferred revenues was primarily due to increased deferred cloud revenues and increased deferred services revenues, partially offset by decreased deferred maintenance revenues. The majority of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to sales of cloud units.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of March 31, 2013.

Off-Balance Sheet Arrangements

We do not, and as of March 31, 2013 we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Forward-Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the SEC.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-Q and the Form 10-K, including the risk factors set forth in "Part I, Item 1A, Risk Factors" of the Form 10-K. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Non-GAAP Financial Measures

Item 10 (e) of Regulation S-K, "Use of Non-GAAP Financial Measures in Commission Filings," defines and prescribes the use of non-GAAP financial information. Our measure of Non-GAAP Operating Income, which excludes non-cash stock-based compensation , meets the definition of a non-GAAP financial measure.

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

We exclude the following item from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the three months ended March 31, 2013, stock-based compensation expense was $7.6 million, on a pre-tax basis. For the three months ended March 31, 2012, stock-based compensation expense was $4.4 million, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

	For the Three Months Ended March 31,
	2013	2012
Non-GAAP operating income reconciliation:
Operating income	$8,304	$2,088
Operating income, as a % of total revenues	8.5%	2.7%
Add back:
Non-cash stock-based compensation expense	7,597	4,354
Non-GAAP operating income	$15,901	$6,442
Non-GAAP operating income, as a % of total revenues	16.2%	8.2%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2013, total investments in available-for-sale marketable securities were $9.2 million.

As of March 31, 2013, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.4% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its March 31, 2013 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $59 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $59 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of March 31, 2013, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended March 31, 2013 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Purchases of Equity Securities by the Issuer.  As of March 31, 2013, Ultimate had purchased 4,053,835 shares of Ultimate’s issued and outstanding Common Stock under our stock repurchase plan, with 946,165 shares being available for repurchase in the future.  There were no repurchases of shares of Ultimate's issued and outstanding Common Stock under the stock repurchase plan during the three months ended March 31, 2013.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2013 and March 31, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and March 31, 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and March 31, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

____________________

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	May 10, 2013	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)