Form 10-Q
period 2013-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2013-08-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, there were 27,835,466 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of June 30,	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$81,193	$58,817
Investments in marketable securities	7,934	9,223
Accounts receivable, net of allowance for doubtful accounts of $575 for 2013 and $475 for 2012	70,713	70,774
Prepaid expenses and other current assets	29,931	25,949
Deferred tax assets, net	1,372	1,372
Total current assets before funds held for customers	191,143	166,135
Funds held for customers	443,875	281,007
Total current assets	635,018	447,142
Property and equipment, net	46,684	38,068
Capitalized software, net	205	508
Goodwill	3,025	3,025
Investments in marketable securities	1,947	1,311
Other assets, net	16,033	16,687
Deferred tax assets, net	19,487	18,543
Total assets	$722,399	$525,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,368	$7,584
Accrued expenses	18,522	15,055
Deferred revenue	93,142	90,674
Capital lease obligations	2,764	2,968
Other borrowings	2,258	2,311
Total current liabilities before customer funds obligations	123,054	118,592
Customer funds obligations	443,875	281,007
Total current liabilities	566,929	399,599
Deferred revenue	881	1,302
Deferred rent	2,622	2,777
Capital lease obligations	2,094	2,469
Other borrowings	926	2,601
Income taxes payable	1,866	1,866
Total liabilities	575,318	410,614
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 31,863,119 and 31,396,498 shares issued as of 2013 and 2012, respectively	319	314
Additional paid-in capital	289,898	266,130
Accumulated other comprehensive (loss) income	(675)	109
Accumulated deficit	(23,917)	(33,339)
	265,625	233,214
Treasury stock, 4,053,835 shares, at cost, as of 2013 and 2012	(118,544)	(118,544)
Total stockholders’ equity	147,081	114,670
Total liabilities and stockholders’ equity	$722,399	$525,284

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Recurring	$80,754	$64,636	$158,836	$125,509
Services	16,392	14,010	35,837	31,034
License	323	531	713	915
Total revenues	97,469	79,177	195,386	157,458
Cost of revenues:
Recurring	22,543	19,235	44,371	38,339
Services	18,030	14,843	37,758	31,366
License	73	120	163	208
Total cost of revenues	40,646	34,198	82,292	69,913
Gross profit	56,823	44,979	113,094	87,545
Operating expenses:
Sales and marketing	22,672	17,472	45,582	36,109
Research and development	16,864	15,989	32,994	31,685
General and administrative	8,285	6,126	17,212	12,271
Total operating expenses	47,821	39,587	95,788	80,065
Operating income	9,002	5,392	17,306	7,480
Other (expense) income:
Interest and other expense	(56)	(101)	(136)	(176)
Other income, net	6	30	47	43
Total other expense, net	(50)	(71)	(89)	(133)
Income before income taxes	8,952	5,321	17,217	7,347
Provision for income taxes	(4,050)	(2,668)	(7,795)	(3,670)
Net income	$4,902	$2,653	$9,422	$3,677
Net income per share:
Basic	$0.18	$0.10	$0.34	$0.14
Diluted	$0.17	$0.09	$0.33	$0.13
Weighted average shares outstanding:
Basic	27,735	26,655	27,606	26,524
Diluted	28,875	28,281	28,812	28,194

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$4,902	$2,653	9,422	$3,677
Other comprehensive (loss) income :
Unrealized (loss) gain on investments in marketable available-for-sale securities, net of income tax expense of $1 for the three months ended June 30, 2013 and June 30, 2012 and net of income tax benefit of $1 for the six months ended June 30, 2012. There was no income tax effect for the six months ended June 30, 2013	(3)	1	(4)	(2)
Unrealized (loss) on foreign currency translation adjustments	(516)	(212)	(780)	(76)
Other comprehensive (loss), net of tax	$(519)	$(211)	(784)	(78)
Comprehensive income	$4,383	$2,442	$8,638	$3,599

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financialstatements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$9,422	$3,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,742	6,352
Provision for doubtful accounts	1,131	411
Non-cash stock-based compensation expense	15,375	9,217
Income taxes	7,679	3,525
Excess tax benefit from stock-based payments	(8,623)	(3,302)
Changes in operating assets and liabilities:
Accounts receivable	(1,070)	2,108
Prepaid expenses and other current assets	(3,982)	(1,511)
Other assets	654	(746)
Accounts payable	(1,216)	1,377
Accrued expenses and deferred rent	3,312	3,321
Deferred revenue	2,047	(1,713)
Net cash provided by operating activities	32,471	22,716
Cash flows from investing activities:
Purchases of property and equipment	(14,069)	(7,448)
Purchases of marketable securities	(6,800)	(7,385)
Maturities of marketable securities	7,452	5,997
Net purchases of securities with customer funds	(162,868)	(39,024)
Net cash used in investing activities	(176,285)	(47,860)
Cash flows from financing activities:
Excess tax benefits from stock-based payments	8,623	3,302
Shares acquired to settle employee tax withholding liability	(6,693)	(4,328)
Principal payments on capital lease obligations	(1,803)	(1,613)
Repayment of other borrowings	(1,728)	—
Net increase in customer fund obligations	162,868	39,024
Net proceeds from issuances of Common Stock	5,706	5,298
Net cash provided by financing activities	166,973	41,683
Effect of exchange rate changes on cash	(783)	(76)
Net increase in cash and cash equivalents	22,376	16,463
Cash and cash equivalents, beginning of period	58,817	46,149
Cash and cash equivalents, end of period	$81,193	$62,612
Supplemental disclosure of cash flow information:
Cash paid for interest	$176	$138
Cash paid for income taxes	$265	$272
Supplemental disclosure of non-cash financing activities:
Ultimate entered into capital lease obligations to acquire new equipment totaling $1.2 million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively.
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2012, included in the Form 10-K, have not significantly changed.

Fair Value of Financial Instruments

Ultimate's consolidated financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value as of June 30, 2013 and December 31, 2012.

Recently Issued and Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The issuance of ASU 2013-11 generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward ("NOLC"), a similar tax loss, or a tax credit carryforward. To the extent a NOLC, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The effective date of ASU 2013-11 is for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of ASU 2013-11 to have a material impact on our unaudited condensed consolidated financial statements.
On January 1, 2013, we adopted FASB ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 was issued to address concerns raised in the issuance of ASU 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). As a result of the issuance of ASU 2013-02, entities are now required to disclose (i) for items reclassified out of accumulated other comprehensive income ("AOCI") and into net income in their entirety, the effect of the reclassification on each affected net income line item; and (ii) for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required GAAP disclosures. The adoption of ASU 2013-02 did not have a material impact on our unaudited condensed consolidated financial statements.

4.	Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive (loss) income in stockholders’ equity until realized.  Realized gains and losses resulting on available-for-sale securities are included in other (expense) income, net in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013 and June 30, 2012.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   Included in accumulated other comprehensive (loss) income was $2 thousand of unrealized loss and $1 thousand of unrealized gain, net of tax, on available-for-sale securities at June 30, 2013 and December 31, 2012, respectively.

The amortized cost, net unrealized gain (loss) and fair value of our investments in marketable available-for-sale securities as of June 30, 2013 and December 31, 2012 are shown below (in thousands):

	As of June 30, 2013			As of December 31, 2012
	Amortized Cost	Net Unrealized (Loss) Gain	Fair Value	Amortized Cost	Net Unrealized Gain	Fair Value
Corporate debentures and bonds	$6,548	$(1)	$6,547	$5,373	$1	$5,374
Commercial paper	1,548	—	1,548	2,448	—	2,448
U.S. Agency bonds	1,272	(1)	1,271	1,000	—	1,000
U.S. Treasury bills	—	—	—	1,201	—	1,201
Certificates of deposit	515	—	515	511	—	511
Total investments	$9,883	$(2)	$9,881	$10,533	$1	$10,534

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of June 30, 2013 are shown below (in thousands):

	June 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$7,934	$7,934
Due after one year	1,949	1,947
Total	$9,883	$9,881

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 or Level 2 during the three and six months ended June 30, 2013 and the twelve months ended December 31, 2012.  No assets or investments were classified as Level 3 as of June 30, 2013 or as of December 31, 2012.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013				As of December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$6,547	$—	$6,547	$—	$5,374	$—	$5,374	$—
Commercial paper	1,548	—	1,548	—	2,448	—	2,448	—
U.S. Agency bonds	1,271	—	1,271	—	1,000	—	1,000	—
U.S. Treasury bills	—	—	—	—	1,201	—	1,201	—
Certificates of deposit	515	515	—	—	511	511	—	—
Total	$9,881	$515	$9,366	$—	$10,534	$511	$10,023	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of June 30, 2013 and the audited consolidated balance sheet as of December 31, 2012 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of June 30, 2013 and December 31, 2012.

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

Property and equipment as of June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Property and equipment	$134,507	$120,390
Less: accumulated depreciation and amortization	(87,823)	(82,322)
Property and equipment, net	$46,684	$38,068

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three and six months ended June 30, 2013, we capitalized $4.0 million and $7.3 million, respectively, of computer software development costs related to a development project to be sold in the future as a cloud product only. There were no such costs capitalized in the three and six months ended June 30, 2012. These capitalized costs are included with computer equipment in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statement of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to five years, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Prepaid commissions	$18,077	$16,558
Other prepaid expenses	5,488	4,468
Other current assets	6,366	4,923
Total prepaid expenses and other current assets	$29,931	$25,949

7.	Computer Software Development Costs

We capitalize computer software development costs related to software developed for external use in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed ("ASC 985-20"). There were no research and development expenses capitalized under ASC Topic 985-20 during the six months ended June 30, 2013 and during the six months ended June 30, 2012. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

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

Capitalized software and accumulated amortization of capitalized software as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	As of June 30, 2013	As of December 31, 2012
Capitalized software	$11,342	$11,342
Less: accumulated amortization	(11,137)	(10,834)
Capitalized software, net	$205	$508

Amortization of capitalized software was $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2012, respectively. Amortization of capitalized software is included with cost of recurring revenues in the unaudited condensed consolidated statements of income.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	27,735	26,655	27,606	26,524
Effect of dilutive equity instruments	1,140	1,626	1,206	1,670
Dilutive weighted average shares outstanding	28,875	28,281	28,812	28,194

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	—	—	5	2

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive (loss) income, a component of stockholders’ equity.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013 and June 30, 2012.

For the three and six months ended June 30, 2013, Ultimate had cumulative unrealized translation losses of $0.5 million and $0.8 million, respectively. For the three and six months ended June 30, 2012, Ultimate had cumulative unrealized translation losses of $0.2 million and $0.1 million, respectively. Included in accumulated other comprehensive (loss) income, as presented in the accompanying unaudited condensed consolidated balance sheets, are $0.7 million of unrealized translation losses at June 30, 2013 and $0.1 million of unrealized translation gains at December 31, 2012.

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

As of June 30, 2013, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,634,154 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Non-cash stock-based compensation expense:
Cost of recurring revenues	$973	$638	$1,837	$1,151
Cost of services revenues	864	665	1,824	1,166
Sales and marketing	3,185	1,772	6,281	3,446
Research and development	816	692	1,586	1,316
General and administrative	1,940	1,096	3,847	2,138
Total non-cash stock-based compensation expense	$7,778	$4,863	$15,375	$9,217

Net cash proceeds from the exercise of stock options were $2.8 million and $5.7 million for the three and six months ended June 30, 2013, respectively, and $2.5 million and $5.3 million for the three and six months ended June 30, 2012. There was a $4.3 million and a $8.6 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and six months ended June 30, 2013, respectively, and a $2.4 million and $3.3 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and six months ended June 30, 2012, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the three and six months ended June 30, 2013.  The following table summarizes stock option activity (for previously granted stock options) for the six months ended June 30, 2013 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,473	$22.83	3.80	$105,447
Granted	—	$—	—	—
Exercised	(319)	$17.89	—	—
Forfeited or expired	—	$—	—	—
Outstanding at June 30, 2013	1,154	$24.20	3.60	$107,458
Exercisable at June 30, 2013	1,154	$24.20	3.60	$107,458

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2013.  The amount of the aggregate intrinsic value changes, based on the fair value of Ultimate’s Common Stock.  Total intrinsic value of options exercised was $14.4 million and $27.4 million for the three and six months ended June 30, 2013, respectively, and $11.7 million and $21.7 million for the three and six months ended June 30, 2012, respectively. All previously granted stock options were fully vested as of December 31, 2011 and, therefore, no options vested during the three and six months ended June 30, 2013 and June 30, 2012, respectively.

As of June 30, 2013, there were no unrecognized compensation costs related to non-vested stock options expected to be recognized as all previously granted stock options were fully vested as of December 31, 2011.

During the three months ended June 30, 2013 and June 30, 2012, we granted restricted stock awards for 5,251 shares and 5,501 shares of Common Stock, respectively, to non-employee directors. There were 11,100 and 15,317 restricted stock unit awards granted to employees during the three months ended June 30, 2013 and June 30, 2012, respectively.

During the three months ended June 30, 2013, 9,580 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended June 30, 2012, 1,920 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended June 30, 2013, there were no shares of Common Stock previously issued under restricted stock awards that vested. During the three months ended June 30, 2012, 16,187 shares of Common Stock previously issued under restricted stock awards vested and were released to officers and employees. For the three months ended June 30, 2012, to satisfy employee withholding tax requirements applicable to payment of such awards in the amount of $0.4 million, 5,625 of these shares were acquired by Ultimate, while 10,562 of such shares were released to the holders of such awards.

During the three months ended June 30, 2013, 14,035 shares of Common Stock became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  4,856 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.5 million, while 9,179 of such shares were issued to the holders of such awards.  During the three months ended June 30, 2012, 12,604 shares became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  4,153 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.3 million, while 8,451 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the six months ended June 30, 2013 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2012	998	$64.81	509
Granted	12	$102.06	193
Vested and Released	(37)	$28.50	(180)
Forfeited or expired	(31)	$77.92	(13)
Outstanding at June 30, 2013	942	$66.28	509

As of June 30, 2013, $41.9 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 2.2 years.  As of June 30, 2013, $30.6 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 1.9 years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and its subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in conjunction with Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2013 (the “Form 10-K”).

Overview

Ultimate is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. We attained our leadership position, we believe, through our focus on unified HCM, cloud technology, and strong customer relationships. As of June 30, 2013, we had more than 10 million people records in our HCM cloud.

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

In addition to UltiPro's core HCM functionality, our customers have the option to purchase a number of additional features on a per-employee-per-month (“PEPM”) basis, which are available to enhance the functionality of UltiPro's core features and which are based on the particular business needs of the customers.  These optional UltiPro features currently include (i) the talent management suite of products (recruitment, onboarding, performance management, salary planning and budgeting for compensation management, and employee relations tools for managing disciplinary actions, grievances, and succession management); (ii) benefits enrollment; (iii) time, attendance and scheduling; (iv) time management; (v) payment services; (vi) wage attachments; and (vii) other optional features (collectively, “Optional Features”).  All Optional Features are priced solely on a subscription basis.  Some of the Optional Features are available to both Enterprise and Workplace customers while others are available exclusively to either Enterprise or Workplace customers, and availability is based on the needs of the respective customers, the number of their employees and the complexity of their HCM environment.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the three months ended June 30, 2013, our recurring revenues grew by approximately 25%, compared with the same period in 2012, and our Non-GAAP Operating Income was $16.8 million, or 17.2% of total revenues, as compared with $10.3 million, or 13.0% of total revenues, for the same period last year. For the six months ended June 30, 2013, our recurring revenues grew by approximately 27%, compared with the same period in 2012, and our Non-GAAP Operating Income was $32.7 million, or 16.7% of total revenues, as compared with $16.7 million, or 10.6% of total revenues, for the same period last year. As of June 30, 2013, our Customer Retention exceeded 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions.  If general economic conditions were to deteriorate further, we may experience delays in our sales cycles, increased pressure from prospective customers to offer discounts and increased pressure from existing customers to renew expiring recurring revenue agreements for lower amounts.  We address continuing economic pressures by, among other things, efforts to control growth of our total expenses through the monitoring of controllable costs and vendor negotiations.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.  Ultimate’s critical accounting estimates, as discussed in "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in the Form 10-K, have not significantly changed.

Fair Value of Financial Instruments

Ultimate's consolidated financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value as of June 30, 2013 and December 31, 2012.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Recurring	82.9%	81.6%	81.3%	79.7%
Services	16.8	17.7	18.3	19.7
License	0.3	0.7	0.4	0.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	23.1	24.3	22.7	24.3
Services	18.5	18.7	19.3	20.0
License	0.1	0.2	0.1	0.1
Total cost of revenues	41.7	43.2	42.1	44.4
Gross Profit	58.3	56.8	57.9	55.6
Operating expenses:
Sales and marketing	23.3	22.1	23.3	22.9
Research and development	17.3	20.2	16.9	20.1
General and administrative	8.5	7.7	8.8	7.8
Total operating expenses	49.1	50.0	49.0	50.8
Operating income	9.2	6.8	8.9	4.8
Other (expense) income:
Interest expense and other	—	(0.1)	(0.1)	(0.1)
Other income, net	—	—	—	—
Total other expense, net	—	(0.1)	(0.1)	(0.1)
Income before income taxes	9.2	6.7	8.8	4.7
Provision for income taxes	(4.2)	(3.3)	(4.0)	(2.4)
Net income	5.0%	3.4%	4.8%	2.3%

The following table sets forth the non-cash stock-based compensation expense resulting from the stock-based arrangements (excluding the income tax effect) that are recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Non-cash stock-based compensation expense:
Cost of recurring revenues	$973	$638	$1,837	$1,151
Cost of services revenues	864	665	1,824	1,166
Sales and marketing	3,185	1,772	6,281	3,446
Research and development	816	692	1,586	1,316
General and administrative	1,940	1,096	3,847	2,138
Total non-cash stock-based compensation expense	$7,778	$4,863	$15,375	$9,217

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.

Total revenues increased 23.1% to $97.5 million for the three months ended June 30, 2013 from $79.2 million for the three months ended June 30, 2012, and 24.1% to $195.4 million for the six months ended June 30, 2013 from $157.5 million for the six months ended June 30, 2012.

Recurring revenues, consisting of subscription revenues from our Cloud Offering and customer support and maintenance revenues, increased 24.9% to $80.8 million for the three months ended June 30, 2013, from $64.6 million for the three months ended June 30, 2012 and 26.6% to $158.8 million for the six months ended June 30, 2013 from $125.5 million for the six months ended June 30, 2012. The increases for the three and six months ended June 30, 2013 were primarily due to an increase in revenues from our Cloud Offering, partially offset by a decrease in our customer support and maintenance revenues.

•
Cloud revenues increased 29.1% for the three months ended June 30, 2013 and 30.7% for the six months ended June 30, 2013, both in comparison to the same periods in 2012. The increases in cloud revenues were based on the revenue impact of incremental units sold that have gone Live since June 30, 2012, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring revenues for cloud sales commences when the customer processes its first payroll using UltiPro (or goes "Live").

•
Maintenance revenues decreased 8.2% for the three months ended June 30, 2013 and 6.5% for the six months ended June 30, 2013, both in comparison to the same periods in 2012.  The decreases resulted from the transition of certain customers who were formerly using UltiPro in connection with the prior purchase of a perpetual license to using UltiPro under our Cloud Offering, combined with the impact of attrition in the ordinary course of business, partially offset by price increases.  Maintenance revenues are recognized on a monthly recurring basis as the maintenance contracts renew annually.

Services revenues increased 17.0% to $16.4 million for the three months ended June 30, 2013 from $14.0 million for the three months ended June 30, 2012, and 15.5% to $35.8 million for the six months ended June 30, 2013 from $31.0 million for the six months ended June 30, 2012.  The increases in services revenues for the three and six month periods were primarily due to additional implementation revenues from additional billable consultants and, to a lesser extent, increased implementation revenues from third-party implementation partners.

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

Total cost of revenues increased 18.9% to $40.6 million for the three months ended June 30, 2013, from $34.2 million for the three months ended June 30, 2012. Total cost of revenues increased 17.7% to $82.3 million for the six months ended June 30, 2013 from $69.9 million for the six months ended June 30, 2012.

Cost of recurring revenues increased 17.2% to $22.5 million for the three months ended June 30, 2013 from $19.2 million for the three months ended June 30, 2012, and 15.7% to $44.4 million for the six months ended June 30, 2013 from $38.3 million for the six months ended June 30, 2012. The increases in the cost of recurring revenues for the three and six month periods were primarily due to increases in both cloud costs and customer support and maintenance costs, as described below:

•
For the three months ended June 30, 2013, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased hosting data center costs. For the six months ended June 30, 2013, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs, partially offset by decreased hosting data center costs.

•
The increases in customer support and maintenance costs for the three and six months ended June 30, 2013, were primarily due to higher labor costs commensurate with the growth in the number of customers serviced.

Cost of services revenues increased 21.5% to $18.0 million for the three months ended June 30, 2013 from $14.8 million for the three months ended June 30, 2012, and 20.4% to $37.8 million for the six months ended June 30, 2013 from $31.4 million for the six months ended June 30, 2012. The increases in cost of services revenues for the three- and six-month periods were primarily due to increases in the cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants) and increased costs of third-party implementation partners.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 29.8% to $22.7 million for the three months ended June 30, 2013 from $17.5 million for the three months ended June 30, 2012, and by 26.2% to $45.6 million for the six months ended June 30, 2013 from $36.1 million for the six months ended June 30, 2012. The increases in sales and marketing expenses for the three- and six-month periods were primarily due to increased labor and related costs (including higher sales commissions related to increased cloud revenues), and, to a lesser extent, higher advertising and marketing expenses. Commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 5.5% to $16.9 million for the three months ended June 30, 2013 from $16.0 million for the three months ended June 30, 2012, and by 4.1% to $33.0 million for the six months ended June 30, 2013 from $31.7 million for the six months ended June 30, 2012. The increase in research and development expenses for the three-month period was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Features, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. The increase in research and development expenses for the six-month period was principally due to higher labor and related costs associated with the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs, and partially offset by decreased third-party consulting costs. During the three and six months ended June 30, 2013, we capitalized a total of $4.0 million and $7.3 million, respectively, (including $0.4 million and $0.8 million, respectively, in non-cash stock-based compensation) for internal-use software costs from a development project that will be offered exclusively as a cloud product only. The majority of the capitalized costs for this development project were direct labor costs and third party consulting fees. There were no capitalized costs for this development project during the three and six months ended June 30, 2012.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 35.2% to $8.3 million for the three months ended June 30, 2013 from $6.1 million for the three months ended June 30, 2012, and 40.3% to $17.2 million for the six months ended June 30, 2013 from $12.3 million for the six months ended June 30, 2012.  The increases in general and administrative expenses for the three- and six-month periods were primarily due to higher labor and related costs and an increase in the provision for doubtful accounts.

Income Taxes

Income taxes for the three months ended June 30, 2013 and June 30, 2012 included a consolidated provision of $4.1 million and $2.7 million, respectively.   The effective income tax rate for the three months ended June 30, 2013 and June 30, 2012 was 45.2% and 50.1%, respectively.   Income taxes for the six months ended June 30, 2013 and June 30, 2012 included a consolidated provision of $7.8 million and $3.7 million, respectively. The effective income tax rate for the six months ended June 30, 2013 and June 30, 2012 was 45.3% and 50.0%, respectively. The decreases in the effective income tax rate for the three and six months ended June 30, 2013 were principally due to a benefit attributable to a decrease in nondeductible expenses, primarily related to compensation.

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

We recognized $20.9 million of deferred tax assets, net of deferred tax liabilities, as of June 30, 2013.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada, and were not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of June 30, 2013, we had $91.1 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $21.7 million since December 31, 2012.  This $21.7 million increase was primarily due to cash provided by operations of $41.1 million (excluding the non-cash impact of the excess tax benefit from stock option exercises) and proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises of $5.7 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $15.9 million (which includes $6.5 million of primarily capitalized labor costs, paid in cash, associated with an internal-use development project) and cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $6.7 million.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $9.8 million during the six months ended June 30, 2013 to $32.5 million, as compared with $22.7 million for the six months ended June 30, 2012. This increase was primarily due to an increase in operating income and changes in working capital accounts, after adjusting for the impact of non-cash expenses such as depreciation and amortization and expense associated with stock-based compensation awards.

Net cash used in investing activities was $176.3 million for the six months ended June 30, 2013, as compared with $47.9 million for the six months ended June 30, 2012.  The increase of $128.4 million was primarily attributable to an increase in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) of $123.8 million and, to a lesser extent, an increase in cash purchases of property and equipment of $6.6 million. During the six months ended June 30, 2013, we capitalized software development costs related to a cloud-based, internal-use, development project, totaling $6.5 million (excluding the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment in accordance with the applicable accounting guidance. Customer funds, temporarily held by us as a result of our UltiPro Payment Services, are held primarily in our bank accounts and invested by us in accordance with our internal investment strategies.   These customer funds are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's.

Net cash provided by financing activities was $167.0 million for the six months ended June 30, 2013, as compared with $41.7 million for the six months ended June 30, 2012. The $125.3 million increase was primarily related to an increase of $123.8 million attributable to an increase in UltiPro Payment Services and an increase in excess tax benefits from stock option exercises of $5.3 million, partially offset by an increase of $2.4 million in cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units and, to a lesser extent, payments on other borrowings of $1.7 million.

Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of June 30, 2013 were 66 days as compared with 62 days as of June 30, 2012. The increase in our DSOs was primarily the result of a higher concentration of sales toward the end of the three-month period ended June 30, 2013.

Deferred revenues were $94.0 million at June 30, 2013, as compared with $92.0 million at December 31, 2012.  The increase of $2.0 million in deferred revenues was primarily due to increased deferred cloud revenues and increased deferred services revenues, partially offset by decreased deferred maintenance revenues. The majority of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to sales of cloud units.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of June 30, 2013.

Off-Balance Sheet Arrangements

We do not, and, as of June 30, 2013, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Non-GAAP Financial Measures

Item 10 (e) of Regulation S-K, "Use of Non-GAAP Financial Measures in Commission Filings," defines and prescribes the use of non-GAAP financial information. Our measure of Non-GAAP Operating Income, which excludes non-cash stock-based compensation, meets the definition of a non-GAAP financial measure.

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

This non-GAAP measure should not be considered in isolation or as an alternative to such measures determined in accordance with GAAP. The principal limitation of this non-GAAP financial measure is that it excludes significant expenses that are required by GAAP to be recorded. In addition, it is subject to inherent limitations as it reflects the exercise of judgment by management about which expenses are excluded from the non-GAAP financial measure.

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

We exclude the following item from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the three and six months ended June 30, 2013, stock-based compensation expense was $7.8 million and $15.4 million, respectively, on a pre-tax basis. For the three and six months ended June 30, 2012, stock-based compensation expense was $4.9 million and $9.2 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Non-GAAP operating income reconciliation:
Operating income	$9,002	$5,392	$17,306	$7,480
Operating income, as a % of total revenues	9.2%	6.8%	8.9%	4.8%
Add back:
Non-cash stock-based compensation expense	7,778	4,863	$15,375	9,217
Non-GAAP operating income	$16,780	$10,255	$32,681	$16,697
Non-GAAP operating income, as a % of total revenues	17.2%	13.0%	16.7%	10.6%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2013, total investments in available-for-sale marketable securities were $9.9 million.

As of June 30, 2013, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.4% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its June 30, 2013 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $71 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $71 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of June 30, 2013, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended June 30, 2013 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchases.
The following table provides information regarding repurchases of Common Stock made by Ultimate during the three months ended June 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	—	—	—	946,165
May	4,856 (2)	$109.95	—	946,165
June	—	—	—	946,165

(1) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to repurchase up to 5,000,000 shares of its issued and outstanding Common Stock. As of June 30, 2013, Ultimate had purchased 4,053,835 shares of Ultimate's issued and outstanding Common Stock under our stock repurchase plan, with 946,165 shares being available for repurchase in the future. There were no repurchases of shares of Ultimate's issued and outstanding Common Stock under the stock repurchase plan during the three months ended June 30, 2013.

(2) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

ITEM 6.	Exhibits

Number	Description
10.1	Master Services Agreement between Savvis Communications Canada, Inc. and Ultimate, dated April 30, 2013
10.2	Service Schedule between Savvis Communications Canada, Inc. and Ultimate, dated April 30, 2013
10.3	Colocation Services Service Level Attachment between Savvis Communications Canada, Inc. and Ultimate, dated April 30, 2013
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2013 and June 30, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and June 30, 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and June 30, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

____________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	August 8, 2013	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)