Form 10-Q
period 2013-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2013-11-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 27,927,038 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of September 30,	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$100,921	$58,817
Investments in marketable securities	8,737	9,223
Accounts receivable, net of allowance for doubtful accounts of $675 for 2013 and $475 for 2012	74,216	70,774
Prepaid expenses and other current assets	28,470	25,949
Deferred tax assets, net	1,369	1,372
Total current assets before funds held for customers	213,713	166,135
Funds held for customers	332,097	281,007
Total current assets	545,810	447,142
Property and equipment, net	51,452	38,068
Capitalized software, net	102	508
Goodwill	3,025	3,025
Investments in marketable securities	1,705	1,311
Other assets, net	16,865	16,687
Deferred tax assets, net	19,957	18,543
Total assets	$638,916	$525,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,441	$7,584
Accrued expenses	24,924	15,055
Deferred revenue	94,493	90,674
Capital lease obligations	2,969	2,968
Other borrowings	2,261	2,311
Total current liabilities before customer funds obligations	130,088	118,592
Customer funds obligations	332,097	281,007
Total current liabilities	462,185	399,599
Deferred revenue	689	1,302
Deferred rent	2,696	2,777
Capital lease obligations	2,437	2,469
Other borrowings	760	2,601
Income taxes payable	1,866	1,866
Total liabilities	470,633	410,614
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 31,967,991 and 31,396,498 shares issued as of 2013 and 2012, respectively	320	314
Additional paid-in capital	304,501	266,130
Accumulated other comprehensive (loss) income	(377)	109
Accumulated deficit	(17,617)	(33,339)
	286,827	233,214
Treasury stock, 4,053,835 shares, at cost, as of 2013 and 2012	(118,544)	(118,544)
Total stockholders’ equity	168,283	114,670
Total liabilities and stockholders’ equity	$638,916	$525,284

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Recurring	$85,244	$67,505	$244,080	$193,014
Services	17,703	15,127	53,540	46,161
License	161	—	874	915
Total revenues	103,108	82,632	298,494	240,090
Cost of revenues:
Recurring	23,384	19,390	67,755	57,729
Services	18,935	16,454	56,693	47,820
License	35	—	198	208
Total cost of revenues	42,354	35,844	124,646	105,757
Gross profit	60,754	46,788	173,848	134,333
Operating expenses:
Sales and marketing	22,481	17,218	68,063	53,327
Research and development	17,095	14,065	50,089	45,750
General and administrative	9,067	6,224	26,279	18,495
Total operating expenses	48,643	37,507	144,431	117,572
Operating income	12,111	9,281	29,417	16,761
Other (expense) income:
Interest and other expense	(67)	(178)	(203)	(354)
Other income, net	32	47	79	90
Total other expense, net	(35)	(131)	(124)	(264)
Income before income taxes	12,076	9,150	29,293	16,497
Provision for income taxes	(5,776)	(4,493)	(13,571)	(8,163)
Net income	$6,300	$4,657	$15,722	$8,334
Net income per share:
Basic	$0.23	$0.17	$0.57	$0.31
Diluted	$0.22	$0.16	$0.54	$0.29
Weighted average shares outstanding:
Basic	27,871	26,852	27,695	26,634
Diluted	29,095	28,495	28,930	28,312

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$6,300	$4,657	$15,722	$8,334
Other comprehensive income (loss):
Unrealized gain (loss) on investments in marketable available-for-sale securities, net of income tax expense of $3 and $2 for the three months ended September 30, 2013 and September 30, 2012, respectively, and net of income tax expense of $3 for the nine months ended September 30, 2013 and $1 for the nine months ended September 30, 2012.	—	3	(4)	1
Unrealized gain (loss) on foreign currency translation adjustments	294	372	(486)	297
Other comprehensive income (loss), net of tax	$294	$375	$(490)	$298
Comprehensive income	$6,594	$5,032	$15,232	$8,632

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$15,722	$8,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,765	9,961
Provision for doubtful accounts	1,762	722
Non-cash stock-based compensation expense	23,500	14,117
Income taxes	13,392	7,933
Excess tax benefit from stock-based payments	(14,803)	(7,504)
Changes in operating assets and liabilities:
Accounts receivable	(5,204)	(2,008)
Prepaid expenses and other current assets	(2,521)	(620)
Other assets	(178)	(1,273)
Accounts payable	(2,143)	(1,353)
Accrued expenses and deferred rent	9,788	5,523
Deferred revenue	3,206	(1,509)
Net cash provided by operating activities	54,286	32,323
Cash flows from investing activities:
Purchases of property and equipment	(20,962)	(12,243)
Purchases of marketable securities	(8,746)	(10,706)
Maturities of marketable securities	8,838	10,058
Net purchases of securities with customer funds	(51,090)	(25,536)
Net cash used in investing activities	(71,960)	(38,427)
Cash flows from financing activities:
Excess tax benefits from stock-based payments	14,803	7,504
Shares acquired to settle employee tax withholding liability	(8,278)	(5,076)
Principal payments on capital lease obligations	(2,696)	(2,504)
Repayment of other borrowings	(1,891)	(214)
Net increase in customer fund obligations	51,090	25,536
Net proceeds from issuances of Common Stock	7,236	7,555
Net cash provided by financing activities	60,264	32,801
Effect of exchange rate changes on cash	(486)	297
Net increase in cash and cash equivalents	42,104	26,994
Cash and cash equivalents, beginning of period	58,817	46,149
Cash and cash equivalents, end of period	$100,921	$73,143
Supplemental disclosure of cash flow information:
Cash paid for interest	$268	$308
Cash paid for income taxes	$381	$365
Supplemental disclosure of non-cash financing activities:
Ultimate entered into capital lease obligations to acquire new equipment totaling $2.7 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively.
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value as of September 30, 2013 and December 31, 2012.

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

4.     Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive (loss) income in stockholders’ equity until realized.  Realized gains and losses resulting on available-for-sale securities are included in other (expense) income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2013 and September 30, 2012.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $3 thousand and $1 thousand of unrealized gain, net of tax, on available-for-sale securities at September 30, 2013 and December 31, 2012, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of September 30, 2013 and December 31, 2012 are shown below (in thousands):

	As of September 30, 2013			As of December 31, 2012
	Amortized Cost	Net Unrealized Gain	Fair Value	Amortized Cost	Net Unrealized Gain	Fair Value
Corporate debentures and bonds	$7,309	$3	$7,312	$5,373	$1	$5,374
Commercial paper	1,849	—	1,849	2,448	—	2,448
U.S. Agency bonds	766	—	766	1,000	—	1,000
U.S. Treasury bills	—	—	—	1,201	—	1,201
Certificates of deposit	515	—	515	511	—	511
Total investments	$10,439	$3	$10,442	$10,533	$1	$10,534

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity as of September 30, 2013 are shown below (in thousands):

	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$8,734	$8,737
Due after one year	1,705	1,705
Total	$10,439	$10,442

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 or Level 2 during the three and nine months ended September 30, 2013 and the twelve months ended December 31, 2012.  No assets or investments were classified as Level 3 as of September 30, 2013 or as of December 31, 2012.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013				As of December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$7,312	$—	$7,312	$—	$5,374	$—	$5,374	$—
Commercial paper	1,849	—	1,849	—	2,448	—	2,448	—
U.S. Agency bonds	766	—	766	—	1,000	—	1,000	—
U.S. Treasury bills	—	—	—	—	1,201	—	1,201	—
Certificates of deposit	515	515	—	—	511	511	—	—
Total	$10,442	$515	$9,927	$—	$10,534	$511	$10,023	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of September 30, 2013 and the audited consolidated balance sheet as of December 31, 2012 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of September 30, 2013 and December 31, 2012.

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

Property and equipment as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Property and equipment	$142,563	$120,390
Less: accumulated depreciation and amortization	(91,111)	(82,322)
Property and equipment, net	$51,452	$38,068

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three and nine months ended September 30, 2013, we capitalized $4.7 million and $12.0 million, respectively, of computer software development costs related to a development project to be sold in the future as a cloud product only. There was $2.6 million of software development costs related to a development project to be sold in the future as a cloud product only which was capitalized in the three and nine months ended September 30, 2012. These capitalized costs are included with computer equipment in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and nine months ended September 30, 2013 and 2012, there was no amortization associated with the related development project since it is not ready for its intended use.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Prepaid commissions	$18,510	$16,558
Other prepaid expenses	5,750	4,468
Other current assets	4,210	4,923
Total prepaid expenses and other current assets	$28,470	$25,949

7.	Computer Software Development Costs

We capitalize computer software development costs related to software developed for external use in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed ("ASC 985-20"). There were no research and development expenses capitalized under ASC Topic 985-20 during the nine months ended September 30, 2013 and during the nine months ended September 30, 2012. Annual amortization is based on the greater of the amount computed using (a) the ratio that current gross revenues for the related product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

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

Capitalized software and accumulated amortization of capitalized software as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	As of September 30, 2013	As of December 31, 2012
Capitalized software	$11,342	$11,342
Less: accumulated amortization	(11,240)	(10,834)
Capitalized software, net	$102	$508

Amortization of capitalized software was $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2012, respectively. Amortization of capitalized software is included with cost of recurring revenues in the unaudited condensed consolidated statements of income.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	27,871	26,852	27,695	26,634
Effect of dilutive equity instruments	1,224	1,643	1,235	1,678
Diluted weighted average shares outstanding	29,095	28,495	28,930	28,312

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	19	—	6	11

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive (loss) income, a component of stockholders’ equity.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2013 and September 30, 2012.

For the three and nine months ended September 30, 2013, Ultimate had a cumulative unrealized translation gain of $0.3 million and an unrealized translation loss of $0.5 million, respectively. For the three and nine months ended September 30, 2012, Ultimate had cumulative unrealized translation gains of $0.4 million and $0.3 million, respectively. Included in accumulated other comprehensive (loss) income, as presented in the accompanying unaudited condensed consolidated balance sheets, are $0.4 million of unrealized translation losses at September 30, 2013 and $0.1 million of unrealized translation gains at December 31, 2012.

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

As of September 30, 2013, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,618,986 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that was recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Non-cash stock-based compensation expense:
Cost of recurring revenues	$1,009	$658	$2,846	$1,809
Cost of services revenues	868	688	2,692	1,854
Sales and marketing	3,352	1,886	9,633	5,332
Research and development	892	532	2,478	1,848
General and administrative	2,004	1,136	5,851	3,274
Total non-cash stock-based compensation expense	$8,125	$4,900	$23,500	$14,117

Net cash proceeds from the exercise of stock options were $1.5 million and $7.2 million for the three and nine months ended September 30, 2013, respectively, and $2.3 million and $7.6 million for the three and nine months ended September 30, 2012. There was a $6.2 million and a $14.8 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and nine months ended September 30, 2013, respectively, and a $4.2 million and $7.5 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three and nine months ended September 30, 2012, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no stock options granted during the three and nine months ended September 30, 2013.  The following table summarizes stock option activity (for previously granted stock options) for the nine months ended September 30, 2013 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,473	$22.83	3.80	$105,447
Granted	—	$—	—	—
Exercised	(394)	$18.38	—	—
Forfeited or expired	—	$—	—	—
Outstanding at September 30, 2013	1,079	$24.45	3.41	$132,733
Exercisable at September 30, 2013	1,079	$24.45	3.41	$132,733

The aggregate intrinsic value of stock options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2013.  The amount of the aggregate intrinsic value changes, based on the fair value of Ultimate’s Common Stock.  Total intrinsic value of options exercised was $9.0 million and $36.4 million for the three and nine months ended September 30, 2013, respectively, and $13.2 million and $34.9 million for the three and nine months ended September 30, 2012, respectively. All previously granted stock options were fully vested as of December 31, 2011 and, therefore, no options vested during the three and nine months ended September 30, 2013 and September 30, 2012, respectively.

As of September 30, 2013, there were no unrecognized compensation costs related to non-vested stock options expected to be recognized as all previously granted stock options were fully vested as of December 31, 2011.

During the three months ended September 30, 2013 and September 30, 2012, we granted restricted stock awards for 5,111 shares and 5,351 shares of Common Stock, respectively, to non-employee directors. There were 26,525 and 46,400 restricted stock unit awards granted to employees during the three months ended September 30, 2013 and September 30, 2012, respectively.

During the three months ended September 30, 2013, 8,565 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended September 30, 2012, 1,925 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended September 30, 2013 and September 30, 2012, there were no shares of Common Stock previously issued under restricted stock awards that vested and were released to officers and employees.

During the three months ended September 30, 2013, 32,445 shares of Common Stock became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  10,841 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $1.6 million, while 21,604 of such shares were issued to the holders of such awards.  During the three months ended September 30, 2012, 24,211 shares became payable to officers and employees under restricted stock unit awards that vested and were released during such period.  7,937 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.7 million, while 16,274 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the nine months ended September 30, 2013 (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2012	998	$64.81	509
Granted	17	$115.19	219
Vested and Released	(45)	$28.21	(212)
Forfeited or expired	(31)	$77.92	(19)
Outstanding at September 30, 2013	939	$67.08	497

As of September 30, 2013, $38.5 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 2.0 years.  As of September 30, 2013, $29.8 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 1.8 years.

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

Overview

Ultimate is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. We attained our leadership position, we believe, through our focus on unified HCM, cloud technology, and strong customer relationships. As of September 30, 2013, we had more than 10 million people records in our HCM cloud.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the three months ended September 30, 2013, our recurring revenues grew by approximately 26%, compared with the same period in 2012, and our Non-GAAP Operating Income was $20.2 million, or 19.6% of total revenues, as compared with $14.2 million, or 17.2% of total revenues, for the same period last year. For the nine months ended September 30, 2013, our recurring revenues grew by approximately 26%, compared with the same period in 2012, and our Non-GAAP Operating Income was $52.9 million, or 17.7% of total revenues, as compared with $30.9 million, or 12.9% of total revenues, for the same period last year. As of September 30, 2013, our Customer Retention exceeded 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Subscription revenues from our Cloud Offering and customer support and maintenance revenues are the primary components of recurring revenues.  The majority of services revenues are derived from implementation consulting services. Subsequent to the discontinuation of selling perpetual licenses of UltiPro to new customers, which occurred in 2009, we sell licenses to existing license customers but only in relation to the customer's employee growth.  As perpetual license agreements were sold in the past, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter. Currently, our customer support and maintenance revenues are related to renewal maintenance only.

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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value as of September 30, 2013 and December 31, 2012.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Recurring	82.7%	81.7%	81.8%	80.4%
Services	17.2	18.3	17.9	19.2
License	0.1	—	0.3	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	22.7	23.5	22.7	24.0
Services	18.4	19.9	19.0	19.9
License	—	—	0.1	0.1
Total cost of revenues	41.1	43.4	41.8	44.0
Gross Profit	58.9	56.6	58.2	56.0
Operating expenses:
Sales and marketing	21.8	20.9	22.8	22.2
Research and development	16.6	17.0	16.7	19.1
General and administrative	8.8	7.5	8.8	7.7
Total operating expenses	47.2	45.4	48.3	49.0
Operating income	11.7	11.2	9.9	7.0
Other (expense) income:
Interest expense and other	—	(0.2)	(0.1)	(0.1)
Other income, net	—	0.1	—	—
Total other expense, net	—	(0.1)	(0.1)	(0.1)
Income before income taxes	11.7	11.1	9.8	6.9
Provision for income taxes	(5.6)	(5.4)	(4.5)	(3.4)
Net income	6.1%	5.7%	5.3%	3.5%

The following table sets forth the non-cash stock-based compensation expense resulting from the stock-based arrangements (excluding the income tax effect) that are recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Non-cash stock-based compensation expense:
Cost of recurring revenues	$1,009	$658	$2,846	$1,809
Cost of services revenues	868	688	2,692	1,854
Sales and marketing	3,352	1,886	9,633	5,332
Research and development	892	532	2,478	1,848
General and administrative	2,004	1,136	5,851	3,274
Total non-cash stock-based compensation expense	$8,125	$4,900	$23,500	$14,117

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.

Total revenues increased 24.8% to $103.1 million for the three months ended September 30, 2013 from $82.6 million for the three months ended September 30, 2012, and 24.3% to $298.5 million for the nine months ended September 30, 2013 from $240.1 million for the nine months ended September 30, 2012.

Recurring revenues, consisting of subscription revenues from our Cloud Offering and customer support and maintenance revenues, increased 26.3% to $85.2 million for the three months ended September 30, 2013, from $67.5 million for the three months ended September 30, 2012 and 26.5% to $244.1 million for the nine months ended September 30, 2013 from $193.0 million for the nine months ended September 30, 2012. The increases for the three and nine months ended September 30, 2013 were primarily due to an increase in revenues from our Cloud Offering, partially offset by a decrease in our customer support and maintenance revenues.

•
Cloud revenues increased 31.4% for the three months ended September 30, 2013 and 30.9% for the nine months ended September 30, 2013, both in comparison to the same periods in 2012. The increases in cloud revenues were based on the revenue impact of incremental units sold that have gone Live since September 30, 2012, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring revenues for cloud sales commences when the customer goes Live.

•
Customer support and maintenance revenues decreased 12.9% for the three months ended September 30, 2013 and 8.7% for the nine months ended September 30, 2013, both in comparison to the same periods in 2012.  The decreases resulted from the transition of certain customers who were formerly using UltiPro in connection with the prior purchase of a perpetual license to using UltiPro under our Cloud Offering, combined with the impact of attrition in the ordinary course of business, partially offset by price increases.  Customer support and maintenance revenues are recognized on a monthly recurring basis as the maintenance contracts renew annually.

Services revenues increased 17.0% to $17.7 million for the three months ended September 30, 2013 from $15.1 million for the three months ended September 30, 2012, and 16.0% to $53.5 million for the nine months ended September 30, 2013 from $46.2 million for the nine months ended September 30, 2012.  The increases in services revenues for the three and nine month periods were primarily due to additional implementation revenues from additional billable consultants and, to a lesser extent, increased implementation revenues from third-party implementation partners.

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

Total cost of revenues increased 18.2% to $42.4 million for the three months ended September 30, 2013, from $35.8 million for the three months ended September 30, 2012. Total cost of revenues increased 17.9% to $124.6 million for the nine months ended September 30, 2013 from $105.8 million for the nine months ended September 30, 2012.

Cost of recurring revenues increased 20.6% to $23.4 million for the three months ended September 30, 2013 from $19.4 million for the three months ended September 30, 2012, and 17.4% to $67.8 million for the nine months ended September 30, 2013 from $57.7 million for the nine months ended September 30, 2012. The increases in the cost of recurring revenues for the three and nine month periods were primarily due to increases in both cloud costs and customer support and maintenance costs, as described below:

•
For the three months ended September 30, 2013, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased hosting data center costs. For the nine months ended September 30, 2013, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs.

•
The increases in customer support and maintenance costs for the three and nine months ended September 30, 2013, were primarily due to higher labor costs commensurate with the growth in the number of customers serviced.

Cost of services revenues increased 15.1% to $18.9 million for the three months ended September 30, 2013 from $16.5 million for the three months ended September 30, 2012, and 18.6% to $56.7 million for the nine months ended September 30, 2013 from $47.8 million for the nine months ended September 30, 2012. The increases in cost of services revenues for the three and nine month periods were primarily due to increases in the cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants) and increased costs of third-party implementation partners.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 30.6% to $22.5 million for the three months ended September 30, 2013 from $17.2 million for the three months ended September 30, 2012, and by 27.6% to $68.1 million for the nine months ended September 30, 2013 from $53.3 million for the nine months ended September 30, 2012. The increases in sales and marketing expenses for the three- and nine-month periods were primarily due to increased labor and related costs (including higher sales commissions related to increased cloud revenues), and, to a lesser extent, higher advertising and marketing expenses. Commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 21.5% to $17.1 million for the three months ended September 30, 2013 from $14.1 million for the three months ended September 30, 2012, and by 9.5% to $50.1 million for the nine months ended September 30, 2013 from $45.8 million for the nine months ended September 30, 2012. The increases in research and development expenses for the three and nine month periods were principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Features, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three and nine months ended September 30, 2013, we capitalized a total of $4.7 million and $12.0 million, respectively, (including $0.4 million and $1.1 million, respectively, in non-cash stock-based compensation) for internal-use software costs from a development project that will be offered exclusively as a cloud product only. During the three and nine months ended September 30, 2012, we capitalized a total of $2.6 million (including $0.2 million in non-cash stock-based compensation) for internal-use software costs from a development project that will be offered exclusively as a cloud product. The capitalized costs for this development project were from direct labor costs and third party consulting fees.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 45.7% to $9.1 million for the three months ended September 30, 2013 from $6.2 million for the three months ended September 30, 2012, and 42.1% to $26.3 million for the nine months ended September 30, 2013 from $18.5 million for the nine months ended September 30, 2012.  The increases in general and administrative expenses for the three and nine month periods were primarily due to higher labor and related costs, an increase in the provision for doubtful accounts and an increase in professional fees.

Income Taxes

Income taxes for the three months ended September 30, 2013 and September 30, 2012 included a consolidated provision of $5.8 million and $4.5 million, respectively.   The effective income tax rate for the three months ended September 30, 2013 and September 30, 2012 was 47.8% and 49.1%, respectively.   Income taxes for the nine months ended September 30, 2013 and September 30, 2012 included a consolidated provision of $13.6 million and $8.2 million, respectively. The effective income tax rate for the nine months ended September 30, 2013 and September 30, 2012 was 46.3% and 49.5%, respectively. The decreases in the effective income tax rate for the three and nine months ended September 30, 2013 were principally due to a benefit attributable to a decrease in nondeductible expenses, primarily related to compensation.

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

We recognized $21.3 million of deferred tax assets, net of deferred tax liabilities, as of September 30, 2013.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada, and were not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of September 30, 2013, we had $111.4 million in cash, cash equivalents and total investments in marketable securities, reflecting a net increase of $42.0 million since December 31, 2012.  This $42.0 million increase was primarily due to cash provided by operations of $69.1 million (excluding the non-cash impact of the excess tax benefit from stock option exercises) and proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises of $7.2 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $23.7 million (which includes $12.0 million of capitalized labor costs and third-party consulting fees, paid in cash, associated with an internal-use development project), cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $8.3 million and payments on borrowings of $1.9 million.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $22.0 million during the nine months ended September 30, 2013 to $54.3 million, as compared with $32.3 million for the nine months ended September 30, 2012. This increase was primarily due to an increase in operating income and changes in working capital accounts, after adjusting for the impact of non-cash expenses such as depreciation and amortization and expense associated with stock-based compensation awards.

Net cash used in investing activities was $72.0 million for the nine months ended September 30, 2013, as compared with $38.4 million for the nine months ended September 30, 2012.  The increase of $33.6 million was primarily attributable to an increase in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) of $25.6 million and, to a lesser extent, an increase in cash purchases of property and equipment of $8.7 million. During the nine months ended September 30, 2013, we capitalized software development costs related to a cloud-based, internal-use, development project, totaling $10.9 million (excluding $1.1 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment in accordance with the applicable accounting guidance. Customer funds, temporarily held by us as a result of our UltiPro Payment Services, are held primarily in our bank accounts and invested by us in accordance with our internal investment strategies.   These customer funds are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's.

Net cash provided by financing activities was $60.3 million for the nine months ended September 30, 2013, as compared with $32.8 million for the nine months ended September 30, 2012. The $27.5 million increase was primarily related to an increase of $25.6 million in UltiPro Payment Services and an increase in excess tax benefits from stock option exercises of $7.3 million, partially offset by an increase of $3.2 million in cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units and, to a lesser extent, an increase in payments on other borrowings of $1.7 million.

Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of September 30, 2013 were 66 days as compared with 64 days as of September 30, 2012. The increase in our DSOs was primarily the result of a higher concentration of sales toward the end of the three-month period ended September 30, 2013.

Deferred revenues were $95.2 million at September 30, 2013, as compared with $92.0 million at December 31, 2012.  The increase of $3.2 million in deferred revenues was primarily due to increased deferred cloud revenues and increased deferred services revenues, partially offset by decreased deferred maintenance revenues. The majority of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to sales of cloud units, as well as deferred services revenues associated with implementation billings which are recognized on a percentage of completion basis.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of September 30, 2013.

Off-Balance Sheet Arrangements

We do not, and, as of September 30, 2013, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We exclude the following item from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the three and nine months ended September 30, 2013, stock-based compensation expense was $8.1 million and $23.5 million, respectively, on a pre-tax basis. For the three and nine months ended September 30, 2012, stock-based compensation expense was $4.9 million and $14.1 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Non-GAAP operating income reconciliation:
Operating income	$12,111	$9,281	$29,417	$16,761
Operating income, as a % of total revenues	11.7%	11.2%	9.9%	7.0%
Add back:
Non-cash stock-based compensation expense	8,125	$4,900	$23,500	14,117
Non-GAAP operating income	$20,236	$14,181	$52,917	$30,878
Non-GAAP operating income, as a % of total revenues	19.6%	17.2%	17.7%	12.9%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2013, total investments in available-for-sale marketable securities were $10.4 million.

As of September 30, 2013, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.3% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its September 30, 2013 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $57 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $19 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of September 30, 2013, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended September 30, 2013 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchases.
The following table provides information regarding repurchases of Common Stock made by Ultimate during the three months ended September 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July	—	—	—	946,165
August	10,841	$143.88	—	946,165
September	—	—	—	946,165

(1) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to repurchase up to 5,000,000 shares of its issued and outstanding Common Stock. As of September 30, 2013, Ultimate had purchased 4,053,835 shares of Ultimate's issued and outstanding Common Stock under our stock repurchase plan, with 946,165 shares being available for repurchase in the future. There were no repurchases of shares of Ultimate's issued and outstanding Common Stock under the stock repurchase plan during the three months ended September 30, 2013.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2013 and September 30, 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and September 30, 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and September 30, 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

____________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	November 8, 2013	By:	/s/ Mitchell K. Dauerman
Mitchell K. Dauerman
Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)