Form 10-K
period 2013-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2014-02-28
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2013 was approximately $3.2 billion.
As of February 20, 2014, there were 28,296,712 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE ULTIMATE SOFTWARE GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (this “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” "Ultimate Software," “we,” “us” or “our”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the Securities and Exchange Commission.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including the risk factors set forth in Item 1A. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UltiPro® and its related design are registered trademarks of Ultimate in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate.
PART I

Item 1. Business

Overview

Ultimate Software is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. We believe we attained our leadership position through our focus on unified HCM, cloud technology, and strong customer relationships. At the close of 2013, we had more than 15 million people records in our HCM cloud.

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

We market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, and mid-market companies, which we define as those having approximately 500-1,500 employees. Our mid-market customers have access to nearly all the features that our larger enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid-market do not have information technology (“IT”) staff on their premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.”

In October 2013, Ultimate acquired Employtouch, a Canadian-based corporation that developed TouchBase, a market-leading, tablet-based time collection and employee self-service device (the "Employtouch Acquisition"). See Note 4 of the Notes to Consolidated Financial Statements.

In November 2013, Ultimate acquired certain assets and liabilities of Accel HR, LLC, ("Accel HR") a Delaware-based limited-liability company located in Georgia, which has a history of providing comprehensive outsourcing support for organizations ranging from 500 to more than 25,000 employees (the "Accel HR Acquisition"). See Note 4 of the Notes to Consolidated Financial Statements.

Cloud Computing Model

Cloud computing is the current terminology for describing the delivery of software-as-a-service ("SaaS"). Market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for customers to purchase supporting software and hardware for an on-premise system or the need to keep IT people on staff to monitor and upgrade such a system.
We introduced our first subscription-based service solution over the Internet in December of 2000, and we began marketing our first multi-tenant SaaS HCM to enterprise companies in 2002. Since that time, we have significantly expanded our HCM offerings and enhanced our foundational technologies. Today, we develop our solutions using the latest advances in cloud computing and provide our customers with solutions that are highly functional, easy to use, configurable, and fast. Our cloud model is based on a multi-tenant architecture that is both open and secure with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on-premise software to our cloud-based service applications benefit by substantially reducing the cost and complexity typical of on-premise software implementations, customizations, and upgrades. Through cloud computing, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, thereby reducing their need to buy and maintain their own IT resources. As a part of our cloud model, we also provide activation and training services to our customers as well as support services.
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

Market Share

UltiPro is marketed primarily through our enterprise and mid-market direct sales teams. Ultimate had approximately 2,700 customers as of the end of 2013. Based on our redefined target markets and on January 2014 market data from Hoover's/Dun & Bradstreet, we estimate our approximate market share to be 8 percent for enterprise companies, those with more than 1,500 employees, and 6 percent for mid-market companies, those with 500-1,500 employees.

Company Information

Ultimate is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), to accommodate our operations in Canada. There were no material assets or revenues in Canada as of or for the year ended December 31, 2013. Ultimate's headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and our telephone number is (954) 331-7000.

Capabilities of UltiPro

UltiPro is a comprehensive cloud-based solution designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, salary planning and budgeting for compensation management, succession management, reporting and analytical decision-making tools, time and attendance, and role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office. UltiPro offers the following capabilities to our customers:

Role-Based Internet Access to Functionality. UltiPro provides Web access to workforce-related business functions, company communications, and reporting for everyone in our customer's organization, not just the HR department. The access and specific functionality are based upon our customer's process requirements and the individual user's role. We believe that

UltiPro's employee-facing Web applications can increase management and administrative efficiencies by providing immediate access to reporting, staff management processes and business intelligence for executives, and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms, and paychecks. Ultimate also provides UltiPro functionality for use on mobile devices. Using tablets or smartphones, employees can manage their goals, provide feedback to managers, access their own personal information, such as pay statements, and can quickly access their company's employee directory to look up contact information or employee photos. In addition, managers can approve or deny daily workflow transactions—such as salary changes and paid time off-and can readily review goals, competencies, and accomplishments of their team members.

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

Comprehensive Customer Services and Industry-Specific Expertise. We provide several types of customer service: cloud services, professional setup and activation services, knowledge management (or training) services, payment services (tax filing and check printing), and ongoing product and customer support services. All our customer services are designed to create a positive, productive UltiPro experience for our customers. We have multiple avenues for our customers to give us feedback and recommendations on product enhancements, and we provide our customers a portal where they can choose to learn about UltiPro and Ultimate in the style that best suits them - online webinars, videos, instructional documents, online chats, customer communities, and other vehicles. We recognize the importance of issuing timely updates that reflect changes in tax and other regulatory laws and employ a dedicated research team to track jurisdictional tax changes for more than 13,000 tax codes included in UltiPro as well as changes in other employee-related regulations.

Managed Services. To further simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in the fourth quarter of 2013 as a result of the Accel HR Acquisition. UltiPro Managed Services is designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or Human Resources Information System ("HRIS") services that typically take a one-size-fits-all approach, UltiPro Managed Services allows customers to select from a number of payroll management, HRIS, and/or benefits management services and combine them into a tailored solution that best suits their unique needs. Accel HR has provided these types of services to large and mid-market corporate customers in North America since 2004 and, since 2007, Accel HR partnered exclusively with Ultimate to provide these services.

UltiPro Standard Functionality and Optional Capabilities

UltiPro's standard functionality includes, but is not limited to, a set of role-based features that engage employees while allowing HR generalists, benefits compensation and payroll managers and business managers to develop, coach, evaluate and reward their people and meet organizational objectives. Business intelligence along with system configuration tools and integration capabilities support our customers' connections with third-party applications and providers. UltiPro also includes employee relations tools for managing disciplinary actions and grievances, and health and safety incidents.

In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) compensation management; (iv) benefits enrollment; (v) time management; (vi) payment services (formerly referred to as “tax filing”); (vii) wage attachments; and (vii) other optional features (collectively, “Optional Capabilities”), which are described below.

Differences between capabilities available to our enterprise and mid-market customers are specified below. Unless otherwise specified, capabilities are included in both our enterprise and mid-market offerings.

UltiPro's Standard HR/Payroll Functionality

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

UltiPro's Standard HR/payroll functionality includes, but is not limited to, the following:

Human Resources Management. UltiPro manages all aspects of a person and their employment relationship regardless of where the employee resides. This includes personal details, skills and competencies, international identification documents, employment history. employment contracts (for those employees in countries that require them), performance, job and salary information, career development and preferences, and health and wellness programs. This allows single country or multinational organizations to easily manage and report on worldwide headcounts, and other critical business metrics. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting in the US, Canada and many other countries. This includes the Consolidated Omnibus Budget Reconciliation Act (COBRA), the Health Insurance Portability & Accountability Act (HIPAA), regulations implemented by the Occupational Safety & Health Administration (OSHA), workers' compensation regulations, the Family Medical Leave Act (FMLA), and Equal Employment Opportunity (EEO) laws for the United States. UltiPro also enables compliance with HIPPAA confidentiality requirements for protecting sensitive data such as employee social security numbers.

Benefits Management. UltiPro allows companies to automate the matching of health, welfare, dental, vision, and other benefits they offer their employees, including configuration and administration of benefit plans and employee and employer contributions. UltiPro also enables employees to check benefit options and coverage online. UltiPro eliminates the need for duplicate rules, duplicate data entry, and reconciliation reporting because it stores details for deductions and benefit plans in one common table. These features include rules for coverage, premium and employer match computations, and eligibility and participation determinations. UltiPro also allows companies to maintain and administer paid time off benefits, such as vacation (including calculating benefit accrual amounts), track leave-time taken, and facilitate the response to employee leave requests.

Payroll. UltiPro's payroll features a powerful engine that handles hundreds of payroll-related computations intended to minimize the customer's need for side calculations or additional programming. For example, UltiPro delivers complex wage calculations such as average pay rates for overtime calculations, shift premiums, garnishments and levy calculations. With UltiPro, a company's central payroll department, remote offices or multiple divisions can process payroll and can define and report on who completes each specific processing step based on the exact needs of the organization, thus supporting appropriate separation of duties. All of this is managed through an easy-to-use dashboard of payroll tasks and statuses. Moreover, Ultimate directly handles complex and ongoing federal, state and local tax compliance updates with a dedicated tax research team so that customers can stay compliant.

Tablet-Based Time clock. UltiPro TouchBase, which was introduced in connection with the Employtouch Acquisition, provides our customers an interactive mobile time clock device that collects time punches, as well as highlights the information most critical to employees and managers via an engaging activity stream. With UltiPro TouchBase, our customers can capture employee time on a touchscreen tablet device, collecting employee-validated data for cost accounting and payroll; can leverage photos for accurate capture of employee time-entry, avoiding 'buddy punches'; and can validate transactions using PIN (Personal Identification Number) entry, HID (Human Interface Device), RFID (Radio Frequency Identification), magnetic swipe or barcode.

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

Employees also may be given immediate, security-protected access to view their own pay details on a mobile device or the Web, and benefits summaries, frequently used forms, and company information on the Web. They can also update personal information such as address, phone number, emergency contacts, and skills; change their preferences such as direct deposit accounts and benefits selections; make routine requests such as asking for vacation time; and enroll in training.

UltiPro Business Intelligence. UltiPro Business Intelligence uses a business intelligence platform from IBM Cognos Corporation, a third-party provider, for HR, payroll, and talent management reporting and analysis. Accessed via the Web, UltiPro Business Intelligence gives users the ability to access data across the UltiPro solution - from HR, payroll to benefits administration and enrollment, compensation, talent acquisition and onboarding, talent management, compensation, compliance, year-end data, and more - and enables them to create, modify, and distribute workforce-related reports and notifications. UltiPro includes a pre-configured data mapping library and pre-authored reports and analytics. Controlled by role-based security, everyone in a customer's organization—from line managers to executives can have immediate access to key workforce metrics, and they can personalize their own user experience to show the reports they want to see and how they want to see them. We believe that UltiPro Business Intelligence gives our customers significant strategic value for managing their workforce-related functions and saves them labor time and money by eliminating or reducing the need for internal technology people to generate hundreds of individual reports for disparate executive and management needs.

Other Key Capabilities. UltiPro includes system configuration tools such as graphical workflow configuration and platform configuration to allow customers to extend UltiPro with new secure, reportable fields. In addition, UltiPro offers role-based security, flexible business rules, and an easy-to-use content management tool. Conditional workflow enables organizations to authorize HR/payroll staff, managers, or supervisors to manage key HR processes via UltiPro, expediting business activities such as hiring an employee or making a salary increase. UltiPro workflow is configurable based on customer need and includes numerous pre-configured processes based on industry best-practices. System administration is designed to enable non-technical users to administer UltiPro's role-based security, built-in conditional workflow, and system business rules, as well as to enable system administrators to post company communications, link to external Web sites and tailor functionality to reflect the customer's own company user experience requirements. Enterprise Integration Tools also are included to provide the ability to interface with third-party cloud and on-premise applications and providers such as general ledger, payment services, time clocks, banks, 401(k) and benefits providers, check printing services and unemployment management services.

UltiPro's Optional Capabilities

UltiPro Talent Acquisition is a suite of add-on products comprised of Recruitment and Onboarding.

i) Recruitment. UltiPro Recruitment automates the entire recruiting process, enabling hiring managers, recruiters, and HR staff to track and manage all recruitment tasks such as posting open jobs, reviewing resumes, screening candidates, and scheduling interviews through convenient Web access. In the second quarter of 2014, we expect to offer our customers a completely new, internally developed recruiting solution that is designed to transform the recruiting process by increasing candidate engagement and simplifying the work of recruiters. The new solution, UltiPro Recruiting, is designed to be a candidate-centric solution and has a consumer-like interface to attract and keep top talent engaged, reducing the typical 40 percent to 80 percent online application drop-off rate typically occurring with traditional applicant tracking solutions. UltiPro Recruiting includes an appealing user interface, gamification, and collaboration tools. It is fully mobile and integrates with popular social networks such as LinkedIn and Twitter. Rather than being restricted to limited profile information and résumés typical of traditional solutions, candidates can build an in-depth online presence that gives recruiters and hiring managers a more complete understanding of who they are.

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

UltiPro Talent Management is a suite of add-on products comprised of Performance Management, Talent Predictors, and Succession Management.

i) Performance Management. UltiPro Performance Management helps companies maximize the development of their people and improve employee satisfaction by automating and enhancing the performance process, using competency-based employee development. UltiPro Performance Management streamlines the processes of evaluating performance and completing performance reviews, making competency assessments, identifying top performers for succession planning, and tracking and executing coaching, training and development plans. The solution also supports a continuous process of capturing real-time employee feedback from a social network and, through our mobile solution, makes goal management, talent profile information, employee observations, and goal journaling convenient for employees.

ii) Talent Predictors. In 2013 we added a new predictive analytics solution that is embedded in the talent card of the UltiPro Talent Management suite, where predictive metrics and indicators are available to support manager decisions. The new predictors are based on statistical algorithms we developed over the course of more than two years and validated with numerous customers. UltiPro’s predictive metrics help managers to determine the best actions to take for further developing or changing the career trajectory of employees reporting to them. UltiPro’s predictive analytics can also help organizations reduce turnover and improve employee engagement. For example, organizations can set tolerances for certain predictive metrics such as the Retention Predictor, giving a manager or HR generalist the ability to see immediately if an employee exceeds the tolerance level they have defined as "risk of leaving" and, thereby, providing them an early warning to take an appropriate action to increase the chances of that employee staying.

iii) Succession Management. With UltiPro Succession Management, organizations can involve company leadership, managers, and individuals in an ongoing, collaborative process of succession planning. Employees can manage their own talent profiles-updating factors that influence succession readiness such as mobility preferences, languages, education, accomplishments, and competencies-to ensure that leadership has a deeper understanding of the talent landscape at their organization. Visible to employees and managers, UltiPro's employee “talent card” provides a consolidated and comparative view of multiple succession-readiness factors, which then can be used in both decision-making and career development processes.

Other Optional Capabilities include, but are not limited to, the following products, which are supplemental to UltiPro's standard HR/payroll capabilities:

Compensation Management. UltiPro Compensation Management includes Salary Planning, Salary Budgeting and Incentive Compensation Plans capabilities. This expanded solution is designed to support executives, managers and compensation analysts with salary increase allocations and to incentivize employees by giving them visibility into their individual compensation plans. Highly configurable, including multi-currency, UltiPro Compensation Management makes it easy for companies to manage their unique compensation plans and salary award processes with flat amounts, percentages and unit-based compensation such as Restricted Stock Unit awards. Managers can review their salary budgets and merit pool guidelines and determine the best way to allocate pay increases to their employees within their approved budget parameters. Once managers decide on the allocations, they can submit pay increases through UltiPro Payroll.

Benefits Enrollment. With UltiPro Benefits Enrollment, employees can enroll in the appropriate benefit plans for their individual needs online, either at work or from home, during defined open enrollment periods. Employees can also choose to quickly renew their benefits in a single click and are guided to make the right selections based on prerequisites that link benefit plans together. UltiPro mobile capabilities enable employees to update their retirement contributions on the go. Benefits administrators can configure the enrollment process and messaging to make the process easy for employees and can monitor the enrollment progress. UltiPro Benefits Enrollment also guides employees through the benefit and personal information changes necessary as a result of life events such as getting married, having a baby or moving. UltiPro also delivers more than 70 predefined Benefit Carrier templates to facilitate the electronic feeds required for insurance carriers and plan administrators, reducing the need for manual reporting of employee census information, participant coverage, and billing reconciliation.

Time, Attendance, and Scheduling (designed for enterprise companies). Through a strategic partnership, we have the right to market and distribute an independent third party's time and labor management product as part of the UltiPro solution. We have branded this product as UltiPro Time and Attendance, marketing the components as UltiPro Time and Attendance, UltiPro Leave Management, and UltiPro Workforce Scheduling (collectively, “UTA”). Ultimate is the single-source contact for customer implementations and ongoing solution support for UTA. UTA is Web-based and integrated with UltiPro's payroll, HR, and benefits functionality. UltiPro Time and Attendance tracks time and attendance labor metrics and supports a variety of time-capture mechanisms. UltiPro Leave Management includes all of the functionality required to effectively track and manage employee leave. UltiPro Workforce Scheduling features industry-specific employee scheduling options to ensure that organizations in different environments deploy employees in an efficient and legislatively compliant manner.

Time Management (designed for mid-market companies). UltiPro Time Management delivers the functionality and flexibility needed to manage employee time and attendance efficiently and provides Web access to real-time employee time and labor information. UltiPro Time Management provides companies with the tools to proactively prevent issues that negatively impact business performance, such as employee coverage gaps, labor law violations, and excess labor spending. Fully integrated scheduling, time and attendance, and leave management capabilities reduce payroll expenditures and streamline payroll and workforce management processes.

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

Other Optional Capabilities. We offer a number of additional HR and payroll-related services to extend the value of UltiPro, including test environment services, W-2 print services, pre-employment screening, paycheck modeling, pay cards, unemployment tax management, employment verification services, employee assistance, health and wellness, and work/life balance programs. In addition, we offer UltiPro Federated Single Sign-On for standards-based identity management by leveraging Microsoft's Active Directory Federated Services infrastructure as well as single-sign-on capabilities through our partner Ping Identity. These solutions help improve and simplify data security by enabling individuals to use a single login credential (such as a network login) to seamlessly access UltiPro over the Internet.
Technology
We strive to use the most modern and capable technologies available for delivering solutions that are flexible, easy to use, fast, and secure. Major characteristics of our cloud application platform include, but are not limited to, the following:
Multi-tenancy. As a Software-as-a-Service ("SaaS") provider, we use a multi-tenant cloud model that allows us to support multiple customers on a single set of systems while maintaining performance, security, and reliability. We manage and maintain our solutions for our customers, including all hardware and software upgrades. Our customers benefit by reducing their need to keep their own IT resources on staff for UltiPro solutions. Our cloud customers also benefit from having the most current version of UltiPro installed as soon as it is available.
Configurability. We have invested in our own technology and approaches for enabling application and system configurability, enabling customers to achieve a highly tailored solution while minimizing or eliminating the need to create custom code.
Openness and Connectivity. We leverage widely adopted technology and industry standards for exposing data and functionality via application programming interfaces (APIs). Customers can access their HCM data based on these standard, open, and secured connections in order to link to their in-house systems, third-party cloud applications, and other systems that require data feeds such as benefits providers. Our UltiPro Carrier Network (UCN) leverages industry-leading solutions from Informatica, allowing Ultimate to create standard, reusable connectors that support the unique data transfer requirements of individual benefits providers, simplifying both the development and maintenance of these connections. Ultimate also supports a number of pre-packaged connectors for solutions that expand or extend the functionality included in UltiPro. These packaged integrations include, but are not limited to: Yammer, a provider of enterprise social networking solutions; CERTPOINT, a provider of learning management solutions; and Ping Identity, which offers single-sign-on capabilities for business applications.
Domain-Driven, User-Centered Design. Our solution design approach includes domain-driven design, which provides a streamlined process for developing software with the complexities of an HCM domain in alignment with the principles of a service-oriented architecture (SOA). A key focus of our user-centered design is to optimize the overall user experience of our customers and to maximize user engagement. We have invested significant resources in usability design and testing to create a consumer-grade experience that is flexible, responsive, and personalized. In the design of the user-experience, our emphasis is on how users want to use the product rather than the expectation that users will change their behavior to accommodate the product.
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

Data Centers for Cloud Offerings

Ultimate's Cloud Offerings ("Cloud Offerings") provide on-line access to comprehensive HCM functionality for organizations that need to simplify the IT support requirements of their business applications. As a part of our Cloud Offering services, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for our customers at three data centers. The data center located near Atlanta, Georgia, is owned and operated by Quality Technology Services (“QTS”). The data center located near Toronto, Canada, is owned and operated by Savvis Communications Canada, Inc. (“Savvis") and the data center located in Phoenix, Arizona, is owned and operated by IO Phoenix One, LLC.

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

Ultimate's use of the data center located near Toronto, Canada, is governed by a Master Services Agreement dated April 30, 2013 (the “Savvis Agreement”) between Ultimate's wholly owned subsidiary Ultimate Canada and Savvis. Pursuant to the terms of the Savvis Agreement, Ultimate Canada has use of certain physical space within the data center for hosting Ultimate Canada's hardware equipment, as well as Internet connectivity services. The Savvis Agreement contains provisions relating to data security and access to the data center. Upon placing a service order, Ultimate Canada is guaranteed certain pricing terms and is committed to minimum usage levels for a period of at least 36 months from the service effective date. The Savvis Agreement will renew on a month-to-month basis unless either party gives at least sixty days written notice prior to the completion of the applicable term that there will be no such renewal. The Savvis Agreement provides that its term will end upon the expiration of the term of the last-executed service order. Ultimate has guaranteed the payment of all amounts due from Ultimate Canada to Savvis under the Savvis Agreement.

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

Research and Development Activities

Ultimate incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of our business. Such research and development expenses are for enhancements to our existing products and for the development of new products. During 2013, 2012 and 2011, we spent $86.8 million, $65.9 million and $51.4 million, respectively, on research and development activities, gross of capitalized software during 2013 and 2012. During 2013 and 2012, $19.0 million and $5.2 million, respectively, of research and development expenses were capitalized for computer software development costs related to an internal-use development project that is expected to be offered in the future as a cloud product only. During 2011 there was no research and development expenses capitalized. Certain components of the capitalized development project are expected to be ready for their intended use during 2014 with the majority of the development project expected to be complete thereafter. Amortization for the components of the development project that are expected to be complete in 2014 will begin when they are ready for their intended use.
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

Ultimate has a long-tenured team of functional and technical consultants who are dedicated to assisting customers with rapid deployments. In addition, we provide our customers with the opportunity to participate in formal training programs conducted by our knowledge management services team, as well as online scheduled courses and on-demand training. Training programs are designed to increase our customers' ability to use the full functionality of our products, thereby maximizing the value of our customers' investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, configuring the system and creating custom reports. Ultimate maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; Santa Ana, California; and at our headquarters in Weston, Florida. Ultimate rents training facilities in other locations, such as Toronto, Canada, on an as-needed basis. In addition to offering classes at these facilities, we conduct Web-based training, and provide recorded on-demand training as well as “Quick Tours” for rapid assistance in specific areas of the solution. After our customers have processed their first live payroll using UltiPro (referred to as going “Live”) and have been turned over to our customer support and maintenance program, we assign a customer relationship manager to the account to assist customers obtaining maximum value of the UltiPro solution, connect with other Ultimate users and advanced business analytics. The CRM team also focuses a large portion of its time on customer retention, which is an important aspect of Ultimate's long-term business model.

Customer Support and Maintenance. We offer comprehensive and on-going maintenance services and technical support. These services have historically been purchased by all of our customers, and Ultimate had a recurring revenue customer retention rate which exceeded 96% in 2013. Ultimate's customer support services include: software updates that reflect tax and other legislative changes; a named customer service representative; telephone support 24 hours a day, 7 days a week; unlimited access to Ultimate's employee tax center on the Web; seminars on year-end closing procedures; a customer blog; and periodic newswire emails. In addition, our customer support services team maintains a Customer Success Portal for our customers where customers can submit inquiries and service requests as well as search a knowledge base of information for instant answers to questions, holds an annual national user conference and arranges for Ultimate professionals to attend smaller, user-organized user group meetings on a routine basis throughout the United States.

Customers

As of December 31, 2013, Ultimate provided our UltiPro solutions to approximately 2,700 customers. Ultimate's customers represent a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services. For each of the three years ended December 31, 2013, no customer accounted for more than 10% of total revenues.

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

With a sale of the Cloud Offering , the agreement generally requires PEPM fees based on company size, and bundled fees for implementation and training. Typical payment terms include a deposit at the time the contract is signed and ongoing PEPM payments on specific payment dates designated in the contract, usually tied to the Live date.

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

Ultimate's competitors in our enterprise market include (i) large service bureaus, primarily Automatic Data Processing Inc. (“ADP”) and, to a lesser extent, Ceridian; and (ii) companies, such as PeopleSoft/Oracle, Lawson, and Workday that offer human resource management and payroll software products for use on mainframes, client/server environments and/or Web servers. In our mid-market, Ultimate's competitors include payroll service providers, such as ADP, Ceridian and Paychex.

Backlog

Backlog consists of our UltiPro cloud-based solutions and, to a lesser extent, sales of services related to our Cloud Offering on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”) under signed contracts for which the services have not yet been delivered. At December 31, 2013, Ultimate had backlog of $160.0 million compared to $136.7 million as of December 31, 2012. Ultimate expects to fill approximately $134.5 million of the backlog during 2014. Ultimate does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

As of December 31, 2013, Ultimate employed 1,913 persons. Ultimate believes that our relationships with employees are good, and that belief is validated by Ultimate’s ranking of #20 on FORTUNE’s 2014 “100 Best Companies to Work For” list and Ultimate's ranking of #9 on FORTUNE's 2013 “100 Best Companies to Work For” list. Ultimate's history of good employee relationships is further validated by Ultimate's ranking of #25 on FORTUNE's 2012 list and the Great Place to Work Institute's ranking of Ultimate as the #1 Best Place to Work in America among medium-sized companies for both 2009 and 2008 and # 3 in both 2007 and 2006. However, competition for qualified employees in Ultimate's industry is generally intense and the management of Ultimate believes that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Available Information

Ultimate's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports and any registration statements, including but not limited to registration statements on Form S-3, are available free of charge on Ultimate's website at www.ultimatesoftware.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). Information contained on or accessible through Ultimate's website is not part of this Form 10-K. You may record and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains the reports, proxy and information statements and other information regarding us that we file with the SEC. You can access the SEC's website at www.sec.gov.

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

We have incurred operating losses in the past and we may incur operating losses in the future. As of December 31, 2013, our accumulated deficit was approximately $7.8 million as compared with $33.3 million as of December 31, 2012.  If our future total revenues do not grow at a higher rate than that of our total expenses, our future operating results could be negatively impacted.  Recent revenue growth should not be considered as indicative of our future performance, particularly with respect to the recent economic environment and the potential impact on our revenue streams, as our subscription revenues from our Cloud Offering are largely impacted by the employee growth or contraction of our existing customer base and customer spending patterns have a significant impact on our services revenues with respect to both the timing and extent of our services they purchase.

Adverse changes in general economic or political conditions could adversely affect our operating results.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions.  The state of the economy and the rate of employment, which deteriorated in the recent broad recession, may deteriorate in the future.  If weakness in the economies of the U.S. and other countries persists, many customers may delay or reduce technology purchases.  This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, customers purchasing fewer services or Optional Features than they have in the past, customers requesting longer payment terms, customers failing to pay amounts due and slower collections of accounts receivable.  In addition, increased unemployment could result in significant decreases in our recurring revenues from our existing customer base as we price our ongoing recurring revenues on a PEPM basis, subject, in many cases, to minimum employee sizes per customer. Any of these events would likely harm our business, results of operations, financial condition and cash flows from operations.

Our failure to maintain and increase acceptance of UltiPro, which accounts for substantially all of our revenues, could cause a significant decline in our revenues.

Currently, the UltiPro solutions, including the UltiPro standard/HR payroll product and Optional Capabilities and related services, account for substantially all of our revenues. Our future success depends on maintaining and increasing acceptance of UltiPro. Any decrease in the demand for UltiPro would have a material adverse effect on our business, operating results and financial condition.

A systems failure or other service interruption at the data center owned and managed by QTS, the data center owned and managed by Savvis, and the data center owned and managed by IO Phoenix One, LLC and used for our hosting services could result in substantial expense to us, loss of customers and claims by our customers for damages caused by any losses they incur.

We offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers in the United States at a data center owned and operated by QTS, at a location near Atlanta, Georgia and at a data center owned and operated by IO Phoenix One, LLC near Phoenix, Arizona. We also offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers with employees exclusively in Canada at a data center owned and operated by Savvis near Toronto, Canada.

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

We perform a daily backup of our customer data which is stored offsite of the data centers. In addition, QTS has implemented various activities comprising QualityTech’s Business Continuity Planning & Disaster Recovery Program which includes risk assessment and business impact analysis, redundancy and crisis and emergency response procedures.  Savvis also has a Business Continuity Program which handles business continuity planning, incident management and site emergency action planning.  However, the occurrence of one of the above listed events or other unanticipated problems at any of the data centers could:

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

Our acquisitions of other companies, products, or technologies may result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
As part of our overall business strategy, from time to time, we acquire complementary businesses, products and technologies. These transactions could be material to our financial condition and results of operations. We expect to continue to evaluate, and potentially enter into, acquisitions and a wide array of strategic transactions in the future.
We may not realize the anticipated benefits of our acquisitions to the extent that we anticipate, or at all, because acquisitions involve many risks, including:

•	difficulties integrating the acquired operations, personnel, technologies, products or infrastructure;

•	diversion of management's attention or other resources from other critical business operations and strategic priorities;

•	unexpected difficulties encountered when we enter new markets in which we have little or no experience, or where competitors may have stronger market positions;

•	inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	potential unknown liabilities associated with an acquired business;

•	unanticipated expenses related to integrating acquired technology with our existing technology;

•	the impact on our results of operations due to depreciation and amortization related to acquired intangible assets, fixed assets and deferred compensation;

•	the tax effects of any such acquisitions;

•	potential litigation, such as claims by third parties related to intellectual property of the businesses we acquire;

•	potential write-offs of our investments in acquired businesses;

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and

•	challenges caused by distance, language and cultural differences.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and strategic transactions could cause us to fail to realize the anticipated benefits of such acquisitions or transactions, incur unanticipated liabilities, and harm our business generally.
We may issue additional equity securities to pay for future acquisitions or other strategic transactions, the issuance of which could be dilutive to our existing stockholders and affect the trading price of our securities. If any acquisition or other strategic transactions is not perceived as ultimately improving our financial condition and operating results, our stock price may decline. Further, if we fail to properly evaluate and execute acquisitions or other strategic transactions, our business and financial condition may be seriously harmed.
Our software products may be vulnerable to security breaches and similar disruptive problems; addressing these issues may be expensive and require a significant amount of our resources.

We have included security features in our products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, our software products may be vulnerable to breaches and similar disruptive problems. Addressing these evolving security issues may be expensive and require a significant amount of our resources.

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

We have adopted two Amended and Restated Change in Control Bonus Plans. One plan provides for the payment of cash amounts to three of our named executive officers, Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman, upon a “change in control” of Ultimate. The other plan provides for the payment of cash amounts in the event of a “change in control” to our other executive officers and certain of our employees, designated by the Compensation Committee of our Board of Directors. A “change in control” would occur if more than 50% of our Common Stock were acquired by a person or entity other than Ultimate or a subsidiary or employee benefit plan of ours. There are other conditions that could result in a change in control event such as a sale or transfer of all or substantially all of our assets or business. The aggregate amount of payment that may be made to all participants under the two Amended and Restated Change in Control Bonus Plans may be as much as 6% of the gross consideration received by us or our stockholders in a change in control transaction. The Change in Control Bonus Plans could substantially increase the cost to acquire us.

The growth of the international operations of our business subjects us to additional risks associated with foreign operations.

International operations are subject to risks associated with operating outside of the United States.  During the fourth fiscal quarter of 2006, we began operating in Canada (through the formation of a wholly-owned Canadian subsidiary).  During

2013, we continued to grow our operations in Canada, including, but not limited to, the Employtouch Acquisition in October 2013.  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, our international operations may grow and increase their significance to our business.  Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad.  If sales to any of our customers outside of the United States are delayed or canceled because of any of the above factors, our revenue may be negatively impacted.

Our international operations also increase our exposure to international laws and regulations. If we are unable to comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation.

If our goodwill or acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

Under U.S. generally accepted accounting principles, we review our acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually.  Factors that may be considered in circumstances indicating that the carrying value of our goodwill or acquired intangible assets may not be recoverable include a reduction in our market capitalization (as a result of a decline in our stock price) to a level below our consolidated stockholders’ equity as of the applicable balance sheet date, declining future cash flows, and slower growth rates in our industry.  We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or acquired intangible assets is determined, resulting in a negative impact on our results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, Ultimate’s corporate headquarters, and its principal administrative, technology, professional services, customer support, finance, marketing and information technology operations were located in Weston, Florida.  Ultimate’s principal facilities are described below:

Location	Size (sq. ft.)	Lease Termination	General Use
Weston, FL – HQ	39,872	1/31/2017	Technology
Weston, FL – HQ	21,392	1/31/2018	Executive Management and Customer Support
Weston, FL – HQ	5,000	Owned	Product Development and Information Services
Weston, FL – HQ	30,000	5/31/2015	Sales Administration, Marketing, Professional Services and Finance
Weston, FL – HQ	19,950	3/31/2018	Corporate Support and Information Services
Weston, FL – HQ	10,000	2/29/2016	Technology
Weston, FL - HQ	10,456	3/31/2017	Customer Support and Technology
Weston, FL - HQ	26,485	8/31/2014	Product Development and Information Services
Atlanta, GA	61,417	5/31/2019	Professional Services, Customer Support and Payment Services
Santa Ana, CA	30,321	8/31/2016	Payment Services, Professional Services, and Customer Support
Schaumburg, IL	7,861	12/31/2017	Administration and Training
Toronto, Ontario	2,115	12/31/2014	Professional Services and Customer Support
Toronto, Ontario (1)	2,400	1/31/2014	Technology
Toronto, Ontario (2)	1,240	5/31/2014	Technology
Alpharetta, GA (3)	17,285	1/31/2018	UltiPro Managed Services
Scottsdale, AZ (4)	10,036	9/30/2015	UltiPro Managed Services
San Mateo, CA (5)	2,201	9/30/2015	UltiPro Managed Services
_____________________

(1)
As part of the Employtouch Acquisition, Ultimate assumed a lease for office space for its Canada operations through December 31, 2013. Ultimate entered into a one-month lease for office space for its Canada operation for January 2014.

(2)	Ultimate entered into a four-month lease for office space for its Canada operations.

(3)	As part of the Accel HR Acquisition, Ultimate assumed a five-year lease for office space for its managed services with operations in Georgia.

(4)	As part of the Accel HR Acquisition, Ultimate assumed an eleven-month lease for office space for its managed services with operations in Arizona.

(5)	As part of the Accel HR Acquisition, Ultimate assumed a three-year lease for office space for its managed services with operations in California.

Currently, we also lease satellite offices for certain field personnel (principally sales personnel) in various locations throughout the United States.  We believe that our existing facilities are suitable and adequate for our current operations for the next 12 months. We further believe that suitable space will be available as needed to accommodate any expansion of our operations on commercially reasonable terms.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  The following table sets forth, for the periods indicated, the high and low sales prices of Ultimate’s common stock, $0.01 par value (the "Common Stock"), as quoted on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ULTI."

	2013		2012
	High	Low	High	Low
First Quarter	$105.05	$92.14	$75.00	$63.62
Second Quarter	118.57	91.59	91.41	67.54
Third Quarter	151.08	116.19	106.40	85.97
Fourth Quarter	162.88	137.24	105.00	85.08

As of February 20, 2014, we had approximately 83 holders of record, representing approximately 5,354 stockholder accounts.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. The payment of dividends in the future, if any, will be at the discretion of our Board of Directors.

Performance Graph.  The following graph compares the cumulative total stockholder returns on Ultimate’s Common Stock for the five year period covering December 31, 2008-December 31, 2013, on an annual basis, with the cumulative total return of The Nasdaq Composite Index and the RDG Software Composite Index for the same period.

* $100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Issuance of Equity Securities. On October 1, 2013, we entered into agreements (the "Employtouch Agreements") with the shareholders of Employtouch, Inc., a Canadian-based corporation, to acquire 100% of the issued and outstanding shares of Employtouch, Inc., in exchange for a combination of cash and restricted shares of Ultimate's Common Stock. Pursuant to the terms of the Employtouch Agreements, we paid a total of $10.4 million (USD) in cash and a total of 17,788 restricted shares of Ultimate's Common Stock valued at $2.6 million, which are issuable in three (3) equal installments on April 1, 2014, April 1, 2015 and April 1, 2016 (the "Employtouch Stock Consideration").

On November 15, 2013 (the "Accel HR Closing Date"), pursuant to an asset purchase agreement with Accel HR, LLC, a Delaware limited liability company located in Georgia, and certain members of Accel HR (the "Accel HR Agreement") we acquired certain assets and liabilities of Accel HR in exchange for a combination of cash and restricted shares of Ultimate's Common Stock. Pursuant to the terms of the Accel HR Agreement, we paid a total of $14.6 million in cash and a total of 22,017 restricted shares of Ultimate's Common Stock, valued at $3.5 million, which are issuable in three (3) equal installments on the first, second and third anniversaries of the Accel HR Closing Date (the "Accel HR Stock Consideration").

We relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D thereunder for the exemption from registration of the sale of such shares of Common Stock issued to the EmployTouch, Inc. shareholders and the members of Accel HR, LLC (the "Stockholders and Members"). The Stockholders and Members represented their intention to acquire the shares of the Common Stock for investment purposes only, and not with a view towards the sale or distribution thereof; their knowledge, skill and experience in business, financial and investment matters, their ability to evaluate the merits and risk and bear the economic risks of such investment in our Common Stock; that they are "accredited investors" as defined in Regulation D promulgated under the Securities Act; and that they were given the opportunity to ask questions of, and receive answers from us concerning our business.

The restricted shares of Ultimate's Common Stock issuable pursuant to both the Employtouch Stock Consideration and the Accel HR Stock Consideration are subject only to the passage of time and, as discussed above, such shares will be unregistered when issued which places certain restrictions on when the shares can be freely traded on the open market. No other restrictions apply to the Common Stock issuable for both acquisitions. The fair value of the restricted shares of Ultimate's Common Stock issuable pursuant to the Employtouch Stock Consideration and the Accel HR Stock Consideration was recorded as of the respective acquisition dates since there are no contingencies related to the future stock issuances.

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

As of December 31, 2013, Ultimate had purchased 4,053,835 shares of our Common Stock under the Stock Repurchase Plan, with 946,165 shares available for repurchase in the future.  There were no repurchases of shares of our issued and outstanding Common Stock under the Stock Repurchase Plan during the three months ended December 31, 2013.

The number of shares of Common Stock repurchased by us during the three months ended December 31, 2013 is as indicated below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2013	—	—	4,053,835	946,165
November 1 – 30, 2013	62,964	$155.32	4,053,835	946,165
December 1 – 31, 2013	—	—	4,053,835	946,165
Total	62,964	$155.32	4,053,835	946,165

(1) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

Item 6.   Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statements of operations data presented below for each of the years in the three-year period ended December 31, 2013 and the balance sheet data as of December 31, 2013 and 2012 have been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data: (in thousands, except per share data)
Revenues:
Recurring	$334,434	$266,430	$213,785	$170,905	$133,159
Services	75,110	64,563	53,195	55,368	58,996
License	853	1,275	2,218	1,538	4,125
Total revenues	410,397	332,268	269,198	227,811	196,280
Cost of revenues:
Recurring	91,903	78,121	63,505	49,144	38,765
Services	76,577	66,063	52,341	49,843	48,304
License	198	280	488	255	750
Total cost of revenues	168,678	144,464	116,334	99,242	87,819
Gross profit	241,719	187,804	152,864	128,569	108,461
Operating expenses:
Sales and marketing	93,879	72,565	63,145	58,374	52,810
Research and development	67,757	60,693	51,356	42,222	38,005
General and administrative	36,869	25,433	21,931	19,727	17,803
Total operating expenses	198,505	158,691	136,432	120,323	108,618
Operating income (loss)	43,214	29,113	16,432	8,246	(157)
Other (expense) income:
Interest expense and other	(229)	(476)	(401)	(263)	(90)
Other income, net	104	102	91	188	162
Total other (expense) income, net	(125)	(374)	(310)	(75)	72
Income (loss) from continuing operations before income taxes	43,089	28,739	16,122	8,171	(85)
Provision for income taxes	(17,559)	(14,107)	(11,840)	(5,161)	(721)
Income (loss) from continuing operations	25,530	14,632	4,282	3,010	(806)
Loss from discontinued operations, net of income taxes	—	—	—	(853)	(336)
Net income (loss)	$25,530	$14,632	$4,282	$2,157	$(1,142)
Basic earnings (loss) per share: (1)
Earnings (loss) from continuing operations	$0.92	$0.55	$0.17	$0.12	$(0.04)
Loss from discontinued operations	—	—	—	(0.03)	(0.01)
Total	$0.92	$0.55	$0.17	$0.09	$(0.05)
Diluted earnings (loss) per share: (1)
Earnings (loss) from continuing operations	$0.88	$0.52	$0.15	$0.11	$(0.04)
Loss from discontinued operations	—	—	—	(0.03)	(0.01)
Total	$0.88	$0.52	$0.15	$0.08	$(0.05)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Weighted average shares outstanding: (1)
Basic	27,773	26,778	25,814	24,960	24,463
Diluted	29,013	28,375	27,806	27,101	24,463
Balance Sheet Data:	As of December 31,
	2013	2.012	2011	2010	2009
Cash and cash equivalents	$79,794	$58,817	$46,149	$40,889	$23,684
Investments in marketable securities	10,453	10,534	9,130	9,317	9,523
Total assets	598,194	525,284	318,820	249,557	171,130
Deferred revenue	103,184	91,976	86,563	78,095	68,559
Long-term borrowings, including capital lease obligations	2,833	5,070	2,175	2,406	1,710
Stockholders’ equity	$188,217	$114,670	$85,624	$72,985	$57,770

(1)	See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the computation of net earnings (loss) per share.

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

Overview

Ultimate Software is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. We attained our leadership position, we believe, through our focus on unified HCM, cloud technology, and strong customer relationships. At the close of 2013, we had more than 15 million people records in our HCM cloud.

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

We currently market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, and mid-market companies, which we define as having approximately 500-1,500 employees. Our mid-market customers have access to nearly all the features that our larger enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid-market do not have information technology (“IT”) staff on their premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.”  UltiPro is marketed primarily through our enterprise and mid-market direct sales teams.

In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) compensation management; (iv) benefits enrollment; (v) time management; (vi) payment services (formerly referred to as “tax filing”); (vii) wage attachments; and (vii) other optional features (collectively, “Optional Capabilities”), which are described below.

All Optional Capabilities are priced solely on a subscription basis.  Some of the Optional Capabilities are available to both enterprise and mid-market customers while others are available exclusively to either enterprise or mid-market customers, and availability is based on the needs of the respective customers, the number of their employees and the complexity of their HCM environment.

To further simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in November 2013 as a result of the Accel HR Acquisition (discussed below). UltiPro Managed Services is designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or HRIS services that typically take a one-size-fits-all approach, UltiPro Managed Services allows customers to select from a number of payroll management, HRIS, and/or benefits management services and combine them into a tailored solution that best suits their unique needs. Accel HR has provided these types of services to large and mid-market corporate customers in North America since 2004 and, since 2007, Accel HR partnered exclusively with Ultimate to provide these services to their UltiPro customers.

In October 2013, we introduced UltiPro TouchBase in connection with the Employtouch Acquisition (discussed below), which provides our customers an interactive mobile time clock device that collects time punches, as well as highlights the information most critical to employees and managers via an engaging activity stream. With UltiPro TouchBase, our customers can capture employee time on a touchscreen tablet device, collecting employee-validated data for cost accounting and payroll; can leverage photos for accurate capture of employee time-entry, avoiding 'buddy punches'; and can validate transactions using PIN entry, HID, RFID, magnetic swipe or barcode.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding primarily non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the year ended December 31, 2013, our (i) recurring revenues grew by 25.5%, compared with the same period in 2012 and (ii) Non-GAAP Operating Income was $76.3 million, or 18.6% of total revenues, as compared with $49.5million, or 14.9% of total revenues, for the same period in 2012. For the year ended December 31, 2012, our (i) recurring revenues grew by 24.6%, compared with the same period in 2011, and (ii) Non-GAAP Operating Income was $49.5 million, or 14.9% of total revenues, as compared with $31.5 million, or 11.7% of total revenues, for the same period in 2011. As of December 31, 2013 and 2012, our Customer Retention exceeded 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Subscription revenues from our Cloud Offering and customer support and maintenance revenues are the primary components of recurring revenues.  The majority of services revenues are derived from implementation consulting services. Subsequent to the discontinuation of selling perpetual licenses of UltiPro to new customers, which occurred in 2009, we sell licenses to existing license customers but only in relation to the customer's employee growth or for Optional Capabilities if the customer already has a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold in the past, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter. Currently, our customer support and maintenance revenues are related to renewal maintenance only.

As cloud units are sold, the recurring revenue backlog associated with the Cloud Offering grows, enhancing the predictability of future revenue streams.  Cloud revenues include ongoing monthly subscription fees, priced on a PEPM basis.  Revenue recognition for the Cloud Offering is triggered when the customer processes its first payroll using UltiPro (or goes “Live”).

Acquisitions
On October 1, 2013, we completed the acquisition of Employtouch, Inc. (the "Employtouch Acquisition"), a Canadian-based corporation, which is engaged in the business of developing workforce management hardware and software products. See Note 4 of the Notes to Consolidated Financial Statements.
On November 15, 2013, we acquired certain assets and liabilities of Accel HR, LLC, (the “Accel HR Acquisition”) a Delaware limited liability company located in Georgia, which provides comprehensive outsourcing solutions, services and support for middle to large market organizations ranging from 500 to over 25,000 employees. See Note 4 of the Notes to Consolidated Financial Statements.

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

Recurring Revenues

Recurring revenues primarily consist of subscription revenues recognized from our Cloud Offering, as well as customer support and maintenance revenues.

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

Prior to the introduction of the Partners for Life program in the second half of 2010, our multiple element sales contracts included recurring cloud revenues, priced on a PEPM basis, and implementation consulting services, priced on a time and materials basis.  As the Partners for Life program has evolved, the vast majority of multiple element contracts contain recurring cloud revenues and implementation consulting services priced on a fixed fee basis. Time and materials implementation consulting services are still sold but, generally, as stand-alone sales not directly related to the basic implementation of the cloud product. The total arrangement consideration is allocated to services elements in the arrangement based on relative selling prices, using the prices established when the services are sold on a stand-alone basis.  Selling price is established through ESP for fixed fee implementation consulting services related to our Partners for Life program.

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

Ultimate assesses the likelihood that it will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating loss carryforwards, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2013 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2013, it was considered more likely than not that a valuation allowance for deferred tax assets was not required. However, should there be a change in our ability to recover the deferred tax assets, the tax provision would increase in the period in which it is determined that recovery is not probable.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation and valuation of the acquisition require management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

The estimates used in valuing certain of the intangible assets include, but are not limited to: future expected cash flows of the assets, discount rates to determine the present value of the future cash flows, financial projections of the acquired business, attrition rates of customers and expected technology life cycles. We also estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset.

Our estimates of fair value are based on assumptions believed to be reasonable at that time. If management made different estimates or judgments, material differences in the fair values of the net assets acquired may result.

The fair value of assets acquired and liabilities assumed was based upon a preliminary purchase price allocation and our estimates and assumptions are subject to change within the measurement period.

Goodwill and Intangible Assets

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

At December 31, 2013, our goodwill totaled $26.9 million and our identifiable net intangible assets totaled $8.3 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value to the extent necessary.  We consider both market and discounted cash flow approaches in determining the fair value of the reporting unit.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment tests of goodwill as of December 31, 2013, 2012 and 2011.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for any reporting unit was required.

We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We also evaluate the estimated remaining useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.

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

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Recurring	81.5%	80.2%	79.4%
Services	18.3	19.4	19.8
License	0.2	0.4	0.8
Total revenues	100.0	100.0	100.0
Cost of revenues:
Recurring	22.4	23.5	23.6
Services	18.7	19.9	19.4
License	—	0.1	0.2
Total cost of revenues	41.1	43.5	43.2
Gross profit	58.9	56.5	56.8
Operating expenses:
Sales and marketing	22.9	21.8	23.5
Research and development	16.5	18.3	19.1
General and administrative	9.0	7.6	8.1
Total operating expenses	48.4	47.7	50.7
Operating income	10.5	8.8	6.1
Other income (expense):
Interest expense and other	—	(0.1)	(0.1)
Other income, net	—	—	—
Total other income (expense), net	—	(0.1)	(0.1)
Income from continuing operations before income taxes	10.5	8.7	6.0
Provision for income taxes	(4.3)	(4.3)	(4.4)
Income from continuing operations	6.2	4.4	1.6
Loss from discontinued operations, net of taxes	—	—	—
Net income	6.2%	4.4%	1.6%

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenues

Our revenues are derived from recurring revenues, services revenues and, to a much lesser extent, license revenues.  See “Revenue Recognition” above for further discussion of Ultimate’s revenue sources and its method of accounting for each of them.

Total revenues, primarily consisting of recurring and services revenues, increased 23.5% to $410.4 million for 2013 from $332.3 million for 2012.

Recurring revenues increased 25.5% to $334.4 million for 2013 from $266.4 million for 2012.  The increase in recurring revenues for 2013 was primarily due to an increase in cloud revenues, partially offset by a decrease in maintenance revenues, as described below:

i)
Cloud revenues increased 30.2% for 2013, primarily due to the continued growth of the Cloud Offering, which comprised the majority of unit sales. The increase in cloud revenues is based on the revenue impact of incremental units that have gone Live since December 31, 2012, including the UltiPro standard/HR payroll product and, to a lesser extent, Optional Capabilities of UltiPro.  Recognition of recurring revenues for cloud sales commences upon the respective Live date.

ii)
Maintenance revenues from previously sold licenses decreased 11.2%. The decrease resulted from the transition of certain customers who were formerly using UltiPro in connection with the purchase of a perpetual license to using UltiPro under our Cloud Offering, combined with the impact of attrition in the ordinary course of business, partially offset by price increases.  Maintenance revenues are recognized on a monthly recurring basis as the maintenance contracts renew annually.

iii)    Our annual revenue customer retention rate for total recurring revenues exceeded 96% in 2013.

iv)
The impact on recurring revenues of units sold under the Cloud Offering has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.

Services revenues increased 16.3% to $75.1 million for 2013 from $64.6 million for 2012 primarily as a result of an increase in implementation revenues. The increase in implementation revenues was primarily attributable to a combination of more billable consultants, and the increased utilization of seasoned consultants. We introduced the Partners for Life program in the second half of 2010 and it evolved over the course of 2011 with the full effect of the program becoming more consistent during 2012 and 2013. The Partners for Life program changed the method by which we charge customers for our services that are delivered primarily over the period leading up to the point the customer goes Live (the “Time to Live Period”). As new sales are generated, we charge a fixed fee for services based on the number of the customer’s employees, as opposed to our former billing method for new sales, which included charging customers on a time and materials basis as these services were provided. The Partners for Life program was designed to lower the total cost of implementation services charged to each customer primarily over the Time to Live Period for UltiPro and/or Optional Capabilities, through a fixed fee. While we experienced the shift from primarily time and materials services to a hybrid of both fixed fee services and time and material services in 2011 and part of 2012, we started experiencing an increase in time and materials services in 2013 when compared to 2012. This was primarily driven by additional implementation services sold separately to certain customers in addition to the fixed fee services offered to them.

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

Cost of recurring revenues increased 17.6% to $91.9 million for 2013 from $78.1 million for 2012.  The $13.8 million increase in the cost of recurring revenues for the year was primarily due to increases in both cloud costs and customer support and maintenance costs, as described below:

i)
The increase in cloud costs was principally as a result of the growth in cloud operations and increased sales, including increased labor costs (which includes increased stock-based compensation expense). Non labor-related hosting data center costs increased slightly when compared to the same period in the prior year.

ii)	The increase in customer support and maintenance costs was primarily due to higher labor costs commensurate with the growth in the number of customers serviced.

Cost of services revenues increased 15.9% to $76.6 million for 2013 from $66.1 million for 2012.  The $10.5 million increase in cost of services revenues was primarily due to an increase in the cost of implementation, which was primarily due to higher labor and related costs, particularly in association with an increased number of implementation consultants and increased stock-based compensation expense. Costs of third-party implementation consulting partners also increased from more usage.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 29.4% to $93.9 million for 2013 from $72.6 million for 2012.  The $21.3 million increase in sales and marketing during 2013 was primarily due to increased labor and related costs (including additional personnel costs, increased stock-based compensation expense and, to a lesser extent, higher sales commissions related to increased cloud sales) as well as increased advertising and marketing costs.  Commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 11.6% to $67.8 million in 2013 from $60.7 million in 2012.  The $7.1 million increase in research and development expenses during 2013 was principally due to higher labor and related costs (which include increased stock-based compensation expense) attributable to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount), partially offset by capitalized labor costs. For the years ended December 31, 2013 and 2012, we capitalized $19.0 million and $5.2 million, respectively, of computer software development costs related to an internal-use development project to be sold in the future as a cloud product only. There were no such costs capitalized in the year ended December 31, 2011. The increase in capitalized research and development costs was attributable to the capitalization of the project for a partial year in 2012 compared with a full year in 2013, combined with the additional use of third-party consultants in the capitalized project during 2013.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 45.0% to $36.9 million for 2013 from $25.4 million for 2012.  The increase in general and administrative expenses for 2013 was primarily due to increased labor and related costs (which includes the impact of additional personnel costs as well as increased stock-based compensation expense) and, to a lesser extent, an increase in the provision for doubtful accounts and an increase in professional fees associated with the 2013 acquisitions.

Interest Expense and Other

Interest expense and other decreased $247 thousand, or 51.9%, to $229 thousand for 2013 from $476 thousand for 2012. The decrease was primarily related to an increase in realized foreign currency exchange losses.

Other Income, net

Other income, net, increased by 2.0% to $104 thousand for 2013 from $102 thousand for 2012. The increase was not significant.

Provision for Income Taxes

In 2013, based on pre-tax income from continuing operations, we had income tax expense of $17.6 million as compared to $14.1 million in 2012.  The increase in income tax expense of $3.5 million was primarily due to an increase in pre-tax book income, partially offset by the recognition of a loss previously reserved upon conclusion of our 2010 IRS examination, and a decrease in non-deductible expenses.  Net operating loss carryforwards available at December 31, 2013, which are available to offset future U.S. taxable income, approximated $154.9 million. The carryforwards expire from 2018 through 2033 and from 2014 through 2033, for Federal and state income tax reporting purposes, respectively. As of December 31, 2013, we had approximately $0.2 million of net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income. The timing and levels of future profitability may result in the expiration of net operating loss carryforwards before utilization. Additionally, utilization of such net operating losses may be limited as a result of cumulative ownership changes in our equity instruments.

We recognized $18.6 million of deferred tax assets, net of deferred tax liabilities, as of December 31, 2013.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

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

i)
Cloud revenues increased 29.3% for 2012, primarily due to the continued growth of the Cloud Offering, which comprised the majority of unit sales. The increase in cloud revenues is based on the revenue impact of incremental units that have gone Live since December 31, 2011, including the UltiPro standard/HR payroll product and, to a lesser extent, Optional Capabilities of UltiPro.  Recognition of recurring revenues for cloud sales commences upon the respective Live date.

ii)
Maintenance revenues from previously sold licenses decreased 4.4%. The decrease resulted from the transition of certain customers who were formerly using UltiPro in connection with the purchase of a perpetual license to using UltiPro under our Cloud Offering, combined with the impact of attrition in the ordinary course of business, partially offset by price increases.  Maintenance revenues are recognized on a monthly recurring basis as the maintenance contracts renew annually.

iii)	Our annual revenue customer retention rate for total recurring revenues exceeded 96% in 2012.

iv)
The impact on recurring revenues of units sold under the Cloud Offering has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.

Services revenues increased 21.4% to $64.6 million for 2012 from $53.2 million for 2011 primarily as a result of an increase in implementation revenues. The increase in implementation revenues was primarily attributable to a combination of more billable consultants, the increased utilization of seasoned consultants and an increase in the use of third-party consulting partners. In addition, there was a continued shift toward more implementation consulting revenues from fixed fee arrangements and less implementation consulting revenues from time and materials arrangements, principally as a result of the Partners for Life program.  The Partners for Life program changed the method by which we charge customers for our services that are delivered primarily over the period leading up to the point the customer goes Live (the “Time to Live Period”). As new sales are generated, we charge a fixed fee for services based on the number of the customer’s employees, as opposed to our former billing method for new sales, which included charging customers on a time and materials basis as these services were provided. The Partners for Life program was designed to lower the total cost of implementation services charged to each customer primarily over the Time to Live Period for UltiPro and/or Optional Capabilities, through a fixed fee.

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

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 18.2% to $60.7 million in 2012 from $51.4 million in 2011.  The $9.3 million increase in research and development expenses during 2012 was principally due to higher labor and related costs attributable to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount) and, to a lesser extent, increased third-party consulting costs, partially offset by capitalized labor costs. We capitalized $5.2 million of computer software development costs related to an internal-use development project to be sold in the future as a cloud product only. There were no such costs capitalized in the year ended December 31, 2011.

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

Other Income, net

Other income, net, increased by 12.1% to $102 thousand for 2012 from $91 thousand for 2011. The increase was not significant.

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

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2013 and 2012. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

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

Quarters Ended	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
(In thousands, except per share data)
	(Unaudited)
Revenues:
Recurring	90,354	85,244	80,754	78,082	73,416	67,505	64,636	60,873
Services	21,570	17,703	16,392	19,445	18,402	15,127	14,010	17,024
License	(21)	161	323	390	360	—	531	384
Total revenues	111,903	103,108	97,469	97,917	92,178	82,632	79,177	78,281
Cost of revenues:
Recurring	24,148	23,384	22,543	21,828	20,392	19,390	19,235	19,104
Services	19,884	18,935	18,030	19,728	18,243	16,454	14,843	16,523
License	—	35	73	90	72	—	120	88
Total cost of revenues	44,032	42,354	40,646	41,646	38,707	35,844	34,198	35,715
Gross profit	67,871	60,754	56,823	56,271	53,471	46,788	44,979	42,566
Operating expenses:
Sales and marketing	25,816	22,481	22,672	22,910	19,238	17,218	17,472	18,637
Research and development	17,668	17,095	16,864	16,130	14,943	14,065	15,989	15,696
General and administrative	10,590	9,067	8,285	8,927	6,857	6,224	6,126	6,145
Total operating expenses	54,074	48,643	47,821	47,967	41,038	37,507	39,587	40,478
Operating income	13,797	12,111	9,002	8,304	12,433	9,281	5,392	2,088
Other (expense) income:
Interest and other expense	(26)	(67)	(56)	(80)	(122)	(178)	(101)	(75)
Other income, net	25	32	6	41	12	47	30	13
Total other (expense) income, net	(1)	(35)	(50)	(39)	(110)	(131)	(71)	(62)
Income before income taxes	13,796	12,076	8,952	8,265	12,323	9,150	5,321	2,026
Provision for income tax	(3,988)	(5,776)	(4,050)	(3,745)	(6,025)	(4,493)	(2,668)	(1,002)
Net income	$9,808	$6,300	$4,902	$4,520	$6,298	$4,657	$2,653	$1,024

Earnings per share:
Basic	0.35	$0.23	$0.18	$0.16	$0.23	$0.17	$0.10	$0.04
Diluted	0.34	$0.22	$0.17	$0.16	$0.22	$0.16	$0.09	$0.04

Weighted average shares outstanding:
Basic	28,005	27,871	27,735	27,476	27,207	26,852	26,655	26,394
Diluted	29,192	29,095	28,875	28,704	28,571	28,495	28,281	28,073

Seasonality

We have experienced, and may experience in the future, seasonality in our business, and our business, operating results and financial condition may be affected by such trends in the future. Ultimate's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Revenues have historically increased at higher rates in the fourth quarter of the year and at lower rates in the next succeeding quarter. We believe such seasonality is due to a number of factors, including our quota-based compensation arrangements, typical of those used in software companies, and year-end budgetary pressures on our customers. We believe that the seasonal trend that Ultimate has experienced in the past may continue in the foreseeable future.

Liquidity and Capital Resources

In recent years, we have funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of December 31, 2013, we had $88.5 million in cash, cash equivalents and investments in marketable securities, reflecting a net increase of $20.5 million since December 31, 2012.  This $20.5 million increase was primarily due to cash provided by operations of $93.4 million (excluding the non-cash impact of the excess tax benefit from stock option exercises) and proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises net of the repurchase of Common Stock of $8.1 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $34.0 million (which includes $ 17.6 million of capitalized labor costs and third-party consulting fees, paid in cash, associated with an internal-use development project), cash used for the Employtouch Acquisition and the Accel HR Acquisition totaling $25.0 million, cash used to settle employee tax withholding liabilities for vesting of restricted stock awards and restricted stock units of $18.1 million, net payments on borrowings of $2.1 million and, to a lesser extent, the effect of the exchange rate on cash of $1.5 million.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering.
Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs and, from time to time, payments for acquisitions. Net cash provided by operating activities increased $32.5 million during 2013 as compared with 2012. This increase was primarily due to an increase in operating income and changes in working capital accounts, after adjusting for the impact of non-cash expenses such as depreciation and amortization and expense associated with stock-based compensation awards.

Net cash used in investing activities was $34.4 million for 2013 as compared with $181.1 million for 2012.  The $146.7 million decrease from 2012 was primarily attributable to a decrease of $183.3 million in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”), partially offset by an increase in cash purchases of property and equipment of $13.2 million (including an increase of $13.8 million of capitalized labor costs and third-party consulting fees, paid in cash, associated with an internal-use development project) and cash used for the Employtouch Acquisition and the Accel HR Acquisition totaling $25.0 million. Customer funds, temporarily held by us as a result of our UltiPro Payment Services, are held in our bank accounts and invested by us in accordance with our internal investment strategies. These customer funds are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations. The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's.

Net cash used in financing activities was $17.3 million for 2013 as compared with net cash provided by financing activities of $151.9 million for 2012. The $169.2 million decrease in net cash provided by financing activities was primarily related to a decrease of $183.3 million in UltiPro Payment Services funds received and an increase in payments on other borrowings of $1.6 million, partially offset by higher proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises ( net of repurchases of Common Stock) of $6.6 million, an increase in excess tax benefits from stock option exercises of $6.9 million and a decrease in cash used to settle employee tax withholding liabilities for the vesting of restricted stock of $2.3 million.

Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of December 31, 2013 were 70 days as compared with 71 days as of December 31, 2012.

Deferred revenues were $103.2 million at December 31, 2013, as compared with $92.0 million at December 31, 2012.  The increase of $11.2 million in deferred revenues for 2013 was primarily due to higher deferred cloud revenues and higher deferred services revenues, partially offset by lower deferred maintenance revenues.

On October 1, 2013, we acquired 100% of the issued and outstanding shares of Employtouch, Inc., in exchange for a combination of cash and restricted shares of Ultimate's Common Stock. Pursuant to the terms of the Employtouch Agreements, we paid a total of $10.4 million (USD) in cash and a total of 17,788 restricted shares of Ultimate's Common Stock which are issuable in three (3) equal installments on April 1, 2014, April 1, 2015 and April 1, 2016 (the "Employtouch Stock Consideration").

On November 15, 2013 (the "Accel HR Closing Date"), pursuant to an asset purchase agreement with Accel HR, LLC, a Delaware limited liability company located in Georgia, and certain members of Accel HR (the "Accel HR Agreement") we acquired certain assets and liabilities of Accel HR in exchange for a combination of cash and restricted shares of Ultimate's Common Stock. Pursuant to the terms of the Accel HR Agreement, we paid a total of $14.6 million (USD) in cash and a total of 22,017 restricted shares of Ultimate's Common Stock which are issuable in three (3) equal installments on the first, second and third anniversaries of the Accel HR Closing Date (the "Accel HR Stock Consideration").

In addition, as part of both acquisitions, we incurred direct costs totaling $0.6 million (which were expensed as incurred). See Note 4 of the Notes to Consolidated Financial Statements for information regarding the purchase price allocation for the Employtouch Acquisition and the Accel HR Acquisition.

Ultimate believes that cash and cash equivalents, investments in marketable securities and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of December 31, 2013.

Off-Balance Sheet Arrangements

We do not, and, as of December 31, 2013, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measure of Non-GAAP Operating Income excludes non-cash stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the years ended December 31, 2013, 2012 and 2011, stock-based compensation expense was $32.8 million, $20.4 million and $15.0 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. There was no amortization of acquired intangible assets for the year ended December 31, 2012. For the years ended December 31, 2013 and 2011, the amortization of acquired intangible assets was $0.2 million and $0.1million, respectively. Amortization of acquired intangible assets is excluded from Ultimate's non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Year Ended
	2013	2012	2011
Non-GAAP operating income reconciliation:
Operating income	$43,214	$29,113	$16,432
Operating income, as a % of total revenues	10.5%	8.8%	6.1%
Add back:
Non-cash stock-based compensation expense	32,807	20,412	15,005
Non-cash amortization of acquired intangible assets	242	—	83
Non-GAAP operating income	$76,263	$49,525	$31,520
Non-GAAP operating income, as a % of total revenues	18.6%	14.9%	11.7%
Contractual Obligations

As of December 31, 2013, Ultimate’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital lease obligations (1)	$5,189	$3,013	$2,176	$—	$—
Other long-term obligations (2)	30,702	10,261	14,292	5,425	724
Purchase obligations (3)	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total contractual cash obligations	$35,891	$13,274	$16,468	$5,425	$724
_________________________

(1)
We lease certain computer equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2016. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding capital lease obligations.

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

As of December 31, 2013, total investments in available-for-sale marketable securities were $10.5 million.

As of December 31, 2013, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.2% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its December 31, 2013 consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $105 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $178 thousand over the next 12 months.

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
We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Ultimate Software Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of The Ultimate Software Group, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
February 28, 2014
Jacksonville, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$79,794	$58,817
Investments in marketable securities	8,682	9,223
Accounts receivable, net of allowance for doubtful accounts of $675 for 2013 and $475 for 2012, respectively	85,676	70,774
Prepaid expenses and other current assets	29,374	25,949
Deferred tax assets, net	1,015	1,372
Total current assets before funds held for customers	204,541	166,135
Funds held for customers	262,227	281,007
Total current assets	466,768	447,142
Property and equipment, net	58,186	38,068
Capitalized software, net	—	508
Goodwill	26,942	3,025
Investments in marketable securities	1,771	1,311
Intangible assets, net	8,274	—
Other assets, net	17,340	16,687
Deferred tax assets, net	18,913	18,543
Total assets	$598,194	$525,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,422	$7,584
Accrued expenses	26,040	15,055
Deferred revenue	102,686	90,674
Capital lease obligations	2,949	2,968
Other borrowings	2,264	2,311
Total current liabilities before customer funds obligations	140,361	118,592
Customer funds obligations	262,227	281,007
Total current liabilities	402,588	399,599
Deferred revenue	498	1,302
Deferred rent	2,687	2,777
Capital lease obligations	2,240	2,469
Other borrowings	593	2,601
Deferred income tax liability	1,371	—
Income taxes payable	—	1,866
Total liabilities	409,977	410,614
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 32,132,376 and 31,396,498 shares issued as of 2013 and 2012, respectively	321	314
Additional paid-in capital	315,691	266,130
Accumulated other comprehensive income (loss)	(1,442)	109
Accumulated deficit	(7,809)	(33,339)
	306,761	233,214
Treasury stock, at cost, 4,053,835 shares in 2013 and 2012	(118,544)	(118,544)
Total stockholders’ equity	188,217	114,670
Total liabilities and stockholders’ equity	$598,194	$525,284
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Revenues:
Recurring	$334,434	$266,430	$213,785
Services	75,110	64,563	53,195
License	853	1,275	2,218
Total revenues	410,397	332,268	269,198
Cost of revenues:
Recurring	91,903	78,121	63,505
Services	76,577	66,063	52,341
License	198	280	488
Total cost of revenues	168,678	144,464	116,334
Gross profit	241,719	187,804	152,864
Operating expenses:
Sales and marketing	93,879	72,565	63,145
Research and development	67,757	60,693	51,356
General and administrative	36,869	25,433	21,931
Total operating expenses	198,505	158,691	136,432
Operating income	43,214	29,113	16,432
Other (expense) income:
Interest expense	(229)	(476)	(401)
Other income, net	104	102	91
Total other (expense) income, net	(125)	(374)	(310)
Income from operations	43,089	28,739	16,122
Provision for income taxes	(17,559)	(14,107)	(11,840)
Net income	$25,530	$14,632	$4,282

Net income per share:
Basic	$0.92	$0.55	$0.17
Diluted	$0.88	$0.52	$0.15

Weighted average shares outstanding:
Basic	27,773	26,778	25,814
Diluted	29,013	28,375	27,806

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$25,530	$14,632	$4,282
Other comprehensive (loss) income :
Unrealized (loss) gain on investments in marketable available for sale securities	4	(1)	(4)
Unrealized gain (loss) on foreign currency translation adjustments	(1,549)	166	(181)
Other comprehensive income (loss), before tax	(1,545)	165	(185)
Income tax (expense) benefit related to items of other comprehensive income	(6)	1	2
Other comprehensive income (loss), net of tax	$(1,551)	$166	$(183)
Comprehensive income	$23,979	$14,798	$4,099

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2010	29,027	$290	$216,262	$126	$(52,253)	3,595	$(91,440)	$72,985
Net income	—	—	—	—	4,282	—	—	4,282
Realized foreign currency translation adjustment, net of tax								—
Unrealized gain on investments in marketable securities available-for-sale, net of tax	—	—	—	(2)	—	—	—	(2)
Unrealized gain on foreign exchange, net of tax				(181)				(181)
Shares acquired to settle employee tax withholding liability	—	—	(10,941)	—	—	—	—	(10,941)
Excess tax benefits from employee stock plan	—	—	8,504	—	—	—	—	8,504
Repurchases of Common Stock	—	—	—	—	—	347	(17,310)	(17,310)
Issuances of Common Stock from exercises of stock options	776	8	13,270	—	—	—	—	13,278
Issuances of Common Stock from restricted stock releases	401	4						4
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	—	15,005	—	—	—	—	15,005
Balance, December 31, 2011	30,204	$302	$242,100	$(57)	$(47,971)	3,942	$(108,750)	$85,624
Net income	—	—	—	—	14,632	—	—	14,632
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	—	—	—	—	—
Unrealized loss on foreign exchange, net of tax				166				166
Shares acquired to settle employee tax withholding liability	—	—	(20,384)	—	—	—	—	(20,384)
Excess tax benefits from employee stock plan	—	—	12,310	—	—	—	—	12,310
Repurchases of Common Stock	—	—	—	—	—	112	(9,794)	(9,794)
Issuances of Common Stock from exercises of stock options	751	8	11,272	—	—	—	—	11,280
Issuances of Common Stock from restricted stock releases	442	4						4
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	—	20,832	—	—	—	—	20,832
Balance, December 31, 2012	31,397	$314	$266,130	$109	$(33,339)	4,054	$(118,544)	$114,670
Net income	—	—	—	—	25,530	—	—	25,530
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(2)	—	—	—	(2)
Unrealized loss on foreign exchange, net of tax				(1,549)				(1,549)
Shares acquired to settle employee tax withholding liability	—	—	(18,058)	—	—	—	—	(18,058)
Excess tax benefits from employee stock plan	—	—	19,167	—	—	—	—	19,167
Stock consideration for acquisitions	—	—	6,115	—	—	—	—	6,115

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Issuances of Common Stock from exercises of stock options	440	4	8,132	—	—	—	—	8,136
Issuances of Common Stock from restricted stock releases	296	3	—	—	—	—	—	3
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	—	34,205	—	—	—	—	34,205
Balance, December 31, 2013	32,133	$321	$315,691	$(1,442)	$(7,809)	4,054	$(118,544)	$188,217

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$25,530	$14,632	$4,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,058	13,623	11,620
Provision for doubtful accounts	2,523	1,159	1,586
Non-cash stock-based compensation expense	32,807	20,412	15,009
Income taxes	17,347	13,814	11,507
Excess tax benefits from employee stock plan	(19,167)	(12,310)	(8,504)
Changes in operating assets and liabilities:
Accounts receivable	(16,784)	(15,747)	(10,202)
Prepaid expenses and other current assets	(2,982)	(1,880)	(4,331)
Other assets	(403)	(1,631)	(3,483)
Accounts payable	(1,415)	1,319	1,582
Accrued expenses and deferred rent	10,752	2,859	877
Deferred revenue	9,946	5,413	8,468
Net cash provided by operating activities	74,212	41,663	28,411

Cash flows from investing activities:
Purchases of marketable securities	(10,741)	(13,643)	(14,610)
Maturities of marketable securities	10,819	12,239	14,794
Payments for acquisitions, net of cash acquired	(24,995)	—	—
Net purchases of securities with customer funds	20,908	(162,347)	(45,785)
Purchases of property and equipment	(30,421)	(17,326)	(13,671)
Net cash used in investing activities	(34,430)	(181,077)	(59,272)

Cash flows from financing activities:
Repurchases of Common Stock	—	(9,794)	(17,310)
Net proceeds from issuances of Common Stock	8,139	11,284	13,282
Excess tax benefits from employee stock plan	19,167	12,310	8,504
Shares acquired to settle employee tax withholding liabilities	(18,058)	(20,384)	(10,941)
Principal payments on capital lease obligations	(3,541)	(3,418)	(3,016)
Repayments of other borrowings	(2,055)	(429)	—
Net increase in customer fund obligations	(20,908)	162,347	45,785
Net cash (used in) provided by financing activities	(17,256)	151,916	36,304

Effect of exchange rate changes on cash	(1,549)	166	(183)
Net increase in cash and cash equivalents	20,977	12,668	5,260
Cash and cash equivalents, beginning of year	58,817	46,149	40,889
Cash and cash equivalents, end of year	$79,794	$58,817	$46,149

Supplemental disclosure of cash flow information:

Cash paid for interest	$358	$419	$241
Cash paid for taxes	$476	$471	$604

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$3,293	$3,986	$2,928
Stock consideration recorded for acquisitions	$6,115	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   We market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, and mid-market companies, which we define as having approximately 500-1,500 employees. UltiPro is marketed primarily through our enterprise and mid-market direct sales teams.

2.  Basis of Presentation, Consolidation and the Use of Estimates

The accompanying consolidated financial statements of Ultimate have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The consolidated financial statements included herein reflect all adjustments, which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, income taxes, the allowance for doubtful accounts, the valuation of deferred tax assets and long-lived assets, among others discussed below.  Actual results could differ from those estimates.

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

Funds Held for Customers and Customers’ Funds Obligations

Ultimate has the right to market and distribute an independent third party’s tax filing solution that Ultimate has branded UltiPro Payment Services.  Ultimate’s UltiPro Payment Services product provides payment services to our customers.  These payment services are being sold directly by us to our customers only on a per-employee-per-month (“PEPM”) basis in conjunction with UltiPro, our core product.  In connection with our UltiPro Payment Services product, we receive funds from our customers and hold such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  We hold our customers’ payment services deposits for the period between collection from our customers and remittance to the applicable taxing authority.  These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in our consolidated balance sheets as of December 31, 2013 and 2012.  We have reported the cash flows for purchases of securities with funds received from UltiPro Payment Services customers in the investing activities section of the consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011.  We have reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011.  The associated PEPM fees for UltiPro Payment Services are included in recurring revenues in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011.  The associated interest earned was not material for the years ended December 31, 2013, 2012 and 2011.

Fair Value of Financial Instruments

Ultimate’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, and capital lease obligations and other borrowings, approximated fair value (due to relatively short maturity) as of December 31, 2013 and 2012.

Prepaid Expenses and Other Current Assets

Ultimate’s financial statements include prepaid expenses and other current assets which include prepaid commissions on cloud sales.  Prepaid expenses are amortized over the life of the asset (typically within one year) and commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the day the customer processes its first live payroll using UltiPro (also referred to as going “Live”), which corresponds with the related cloud revenue recognition. The portion of prepaid commissions that extends beyond one year is classified in other assets, net in the consolidated balance sheets as of December 31, 2013 and 2012.

Long-Lived Assets

We evaluate the carrying value of long-lived assets when indicators of impairment exist.  For the year ended December 31, 2013, no such events or circumstances were identified.  The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value.  In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the years ended December 31, 2013, 2012 and 2011, we recorded no impairment of our long-lived assets.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which range from 2 to 20 years. Leasehold improvements and assets under capital leases are amortized over the shorter of the life of the asset or the term of the lease over periods ranging from approximately 3 to 15 years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.

Computer Software Development Costs

We previously capitalized software costs in accordance with Accounting Standards Codification ("ASC") Topic 985-20, Costs of Software to Be Sold, Leased, or Marketed. Those capitalized software costs were fully amortized as of December 31, 2013.

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

Deferred Revenue

Deferred revenue is primarily comprised of deferrals for recurring revenues for cloud services which are recognized over the term of the related contract as the services are performed, typically two years; maintenance services which have not yet been rendered which are recognized ratably over the related annual maintenance period; implementation consulting services for which the services have not yet been rendered which are primarily recognized prior to the respective Live date; and subscription revenues which are recognized ratably over the minimum term of the related contract upon the delivery of the services.

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

Segment Information

Public companies are required to report selected information about operating segments in annual and interim financial reports to shareholders, as well as related disclosures about an enterprise’s business segments, products, services, geographic areas and major customers. Ultimate operates its business as a single segment and is comprised as a single reporting unit.

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

Prior to the introduction of the Partners for Life program in the second half of 2010, our multiple element sales contracts included recurring cloud revenues, priced on a PEPM basis, and implementation consulting services, priced on a time and materials basis.  As the Partners for Life program has evolved, the vast majority of multiple element contracts contain recurring cloud revenues and implementation consulting services priced on a fixed fee basis. Time and materials implementation consulting services are still sold but, generally, as stand-alone sales not directly related to the basic implementation of the cloud product. The total arrangement consideration is allocated to services elements in the arrangement based on relative selling prices, using the prices established when the services are sold on a stand-alone basis.  Selling price is established through ESP for fixed fee implementation consulting services related to our Partners for Life program.

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

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation and valuation of the acquisition require management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

The estimates used in valuing certain of the intangible assets include, but are not limited to: future expected cash flows of the assets, discount rates to determine the present value of the future cash flows, financial projections of the acquired business, attrition rates of customers and expected technology life cycles. We also estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset.

Our estimates of fair value are based on assumptions believed to be reasonable at that time. If management made different estimates or judgments, material differences in the fair values of the net assets acquired may result.

The fair value of assets acquired and liabilities assumed was based upon a preliminary purchase price allocation and our estimates and assumptions are subject to change within the measurement period.

Goodwill and Intangible Assets

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

At December 31, 2013, our goodwill totaled $26.9 million and our identifiable net intangible assets totaled $8.3 million. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  We consider both market and discounted cash flow approaches to determine the fair value of the reporting unit.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment test of goodwill as of December 31, 2013. 2012 and 2011.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for our reporting unit was required.

We evaluate our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We also evaluate the estimated remaining useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.

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

As of December 31, 2013, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,468,486 shares.

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

In accordance with ASC 718, Ultimate capitalizes the portion of SBC expense attributed to research and development personnel whose labor costs are being capitalized pursuant to ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software, related to software development. The following table summarizes SBC recognized by the Company (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
SBC - Statements of income	$32,807	$20,412	$15,005
SBC - Capitalized software	1,398	420	—
SBC - Statements of stockholders' equity	$34,205	$20,832	$15,005

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

We assess the likelihood that Ultimate will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, as well as current tax laws and interpretation of current tax laws, in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2013 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income sufficient to realize all of our remaining deferred tax assets.  As a result of our analysis of all available evidence, both positive and negative, at December 31, 2013, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required. See Note 15 for further discussion.

In applying ASC Topic 740's intra-period allocation provisions, excess benefits from stock-based deductions are recognized last using a with-and-without approach, excluding indirect tax effects.

ASC 740, “Income Taxes” (“ASC 740”), clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Specifically, ASC 740 prescribed a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  Our accounting policy is to record the tax effects of a change in the opening balance of the unrecognized tax benefits (including unrecognized tax benefits related to prior-period discontinued operations) in current-period income (loss) from continuing operations. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2013 and 2012, we did not have any interest and penalties accrued related to unrecognized tax benefits.

Reimbursable Out-Of-Pocket Expenses

Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in our accompanying consolidated statements of operations, were $1.8 million, $1.4 million and $1.1 million for 2013, 2012 and 2011, respectively.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar
Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The issuance of ASU 2013-11 generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward ("NOLC"), a similar tax loss, or a tax credit carryforward. To the extent a NOLC, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The effective date of ASU 2013-11 is for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

4. Business Combinations
We completed two acquisitions in the fourth quarter of 2013 that were non-significant, individually and in the aggregate, including Employtouch, Inc., (the "Employtouch Acquisition") a Canadian-based corporation and Accel HR, LLC, (the “Accel HR Acquisition”) a Delaware limited liability company located in Georgia.
Acquisition of Employtouch, Inc.
On October 1, 2013, we entered into agreements with the shareholders of Employtouch, Inc., a Canadian-based corporation, to acquire 100% of the issued and outstanding shares of Employtouch, Inc., in exchange for a combination of cash and restricted shares of Ultimate's Common Stock. Employtouch Inc. is engaged in the business of developing workforce management hardware and software products. Employtouch Inc. was consolidated into The Ultimate Software Group of Canada, Inc. The results of operations from this acquisition have been included in our consolidated financial statements as of the date of acquisition. We are marketing and selling the workforce management solution as UltiPro Touchbase to both customers in Canada and the United States.

In October 2013, we introduced UltiPro TouchBase in connection with the Employtouch Acquisition (discussed above), which provides our customers an interactive mobile time clock device that collects time punches, as well as highlights the information most critical to employees and managers via an engaging activity stream. With UltiPro TouchBase, our customers can capture employee time on a touchscreen tablet device, collecting employee-validated data for cost accounting and payroll; can leverage photos for accurate capture of employee time-entry, avoiding 'buddy punches'; and can validate transactions using PIN entry, HID, RFID, magnetic swipe or barcode.

We paid a total of $10.4 million (USD) in cash and a total of 17,788 restricted shares of Ultimate's Common Stock valued at $2.6 million, which are issuable in three (3) equal installments on April 1, 2014, April 1, 2015 and April 1, 2016 (the "Employtouch Stock Consideration").
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At October 1, 2013
Net tangible assets	$64
Intangible assets	5,350
Goodwill	9,045
Deferred tax liability	(1,418)
Total purchase price	$13,041
We recorded the Employtouch Acquisition using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The $5.4 million of amortizable intangible assets consists of $0.1 million in customer relationships, $5.2 million in developed technology and $0.05 million for a covenant not-to-compete. The fair value of the customer relationships and the developed technology has been estimated using the excess earnings method, a form of the income approach, and cash flow projections. The covenant not-to-compete has been estimated using a damages calculation, which is a form of the income approach.
The balance of the acquired intangibles, net of amortization, is stated separately on our consolidated balance sheet. We acquired net tangible assets of $0.1 million and incurred direct costs of $0.3 million in relation to the acquisition. A deferred tax liability of $1.4 million resulted from the Employtouch Acquisition, which was a nontaxable transaction. In accordance with GAAP, direct costs related to the acquisition were expensed as incurred. The balance of $9.0 million was recorded as goodwill. Since the Employtouch Acquisition was a stock purchase, goodwill and acquired intangibles are not deductible for tax purposes. For further discussion of acquired intangibles, see Note 12 of "Notes to Consolidated Financial Statements". For further discussion of the overall acquisition, please see "Management's Discussion and Analysis - Overview".

Acquisition of Accel HR, LLC

On November 15, 2013 (the "Accel HR Closing Date"), pursuant to an asset purchase agreement with Accel HR, LLC, a Delaware limited liability company located in Georgia, and certain members of Accel HR (the "Accel HR Agreement") we acquired certain assets and liabilities in exchange for a combination of cash and restricted shares of Ultimate's Common Stock.

The business we acquired is now known as UltiPro Managed Services ("UMS"). The results of operations from this acquisition have been included in our consolidated financial statements since that date. We are marketing and selling the comprehensive outsourcing solutions, services and support to both customers in Canada and the United States.
Accel HR provides comprehensive outsourcing solutions, services and support for middle to large market organizations ranging from approximately 500 to over 25,000 employees.
To further simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in November 2013 as a result of the Accel HR Acquisition (discussed above). UltiPro Managed Services is designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or HRIS services that typically take a one-size-fits-all approach, UltiPro Managed Services allows customers to select from a number of payroll management, HRIS, and/or benefits management services and combine them into a tailored solution that best suits their unique needs. Accel HR has provided these types of services to large and mid-market corporate customers in North America since 2004 and, since 2007, Accel HR partnered exclusively with Ultimate to provide these services to their UltiPro customers.

Pursuant to the terms of the Accel HR Agreement, we paid a total of $14.6 million in cash and a total of 22,017 restricted shares of Ultimate's Common Stock, valued at $3.5 million, which are issuable in three (3) equal installments on the first, second and third anniversaries of the Accel HR Closing Date (the "Accel HR Stock Consideration").
The following table summarized the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands)"

At November 15, 2013
Net tangible liabilities	$(507)
Intangible assets	3,350
Goodwill	15,268
Total purchase price	$18,111
We recorded the Accel HR Acquisition using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The $3.4 million of amortizable intangible assets consists of $3.1 million in customer relationships and $0.3 million in the covenants not-to-compete. The fair value of the customer relationships has been estimated using the excess earnings method, a form of the income approach, and cash flow projections. Covenants not-to-compete have been estimated using a damages calculation, which is a form of the income approach.
The balance of the acquired intangibles, net of amortization, is stated separately on our consolidated balance sheet. We assumed net liabilities of $0.5 million and incurred direct costs of $0.3 million in relation to the acquisition. In accordance with GAAP, direct costs related to the acquisition were expensed as incurred. The balance of $15.3 million was recorded as goodwill. For further discussion of acquired intangibles, see Note 12 of "Notes to Consolidated Financial Statements". For further discussion of the overall acquisition, please see "Management's Discussion and Analysis - Overview".
The restricted stock issuable pursuant to both the Employtouch Stock Consideration and the Accel HR Stock Consideration is subject to the passage of time and such shares will be unregistered when issued which places certain restrictions on when the shares can be freely traded on the open market. No other restrictions apply to the Common Stock issuable for both acquisitions. The fair value of the restricted stock issuable pursuant to the Employtouch Stock Consideration and the Accel HR Stock Consideration was recorded as of the respective acquisition dates since there are no contingencies related to the future stock issuances.

5.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income was $4 thousand and $1 thousand of net unrealized gains, net of tax, on available-for-sale securities at December 31, 2013 and December 31, 2012, respectively. Realized gains and losses resulting on available-for-sale securities are included in other (expense) income, net, in the consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011.

The amortized cost, net unrealized gain (loss) and fair value of our investments in marketable available-for-sale securities as of December 31, 2013 and December 31, 2012 are shown below (in thousands):

	As of December 31, 2013			As of December 31, 2012
	Amortized Cost	Net Unrealized Gain	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Corporate debentures – bonds	$7,375	$4	$7,379	$5,373	$1	$5,374
Commercial paper	1,799	—	1,799	2,448	—	2,448
U.S. Agency bonds	760	—	760	1,000	—	1,000
U.S. Treasury bills	—	—	—	1,201	—	1,201
Certificates of deposit	515	—	515	511	—	511
Total investments	$10,449	$4	$10,453	$10,533	$1	$10,534

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity at December 31, 2013 is shown below (in thousands):

	As of December 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$8,679	$8,682
Due after one year	1,770	1,771
Total	$10,449	$10,453

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  We did not have any transfers into and out of Level 1 and Level 2 during the years ended December 31, 2013, 2012 and 2011.

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

The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013				As of December 31, 2012
	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)
Corporate debentures and bonds	$7,379	$—	$7,379	$—	$5,374	$—	$5,374	$—
Commercial paper	1,799	—	1,799	—	2,448	—	2,448	—
U.S. Agency bonds	760	—	760	—	1,000	—	1,000	—
U.S. Treasury bills	—	—	—	—	1,201	—	1,201	—
Certificates of deposit	515	515	—	—	511	511	—	—
Total	$10,453	$515	$9,938	$—	$10,534	$511	$10,023	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the consolidated balance sheets as of December 31, 2013 and as of December 31, 2012 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of December 31, 2013 and December 31, 2012.

6.           Allowance for Doubtful Accounts

We have established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable by customer and historical experience.

The activity within allowance for doubtful accounts was as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$475	$475	$800
Charged to expenses	2,523	1,159	1,586
Write-offs	(2,323)	(1,159)	(1,911)
Balance at end of year	$675	$475	$475

7.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Prepaid commissions on cloud sales	$19,942	$16,558
Other prepaid expenses	2,783	4,468
Other current assets	6,649	4,923
Total prepaid expenses and other current assets	$29,374	$25,949

8.           Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2013	2012
Computer equipment	$103,154	$92,356
Internal-use software (see Note 10)	24,238	5,217
Leasehold improvements	15,069	13,675
Furniture and fixtures	8,318	7,482
Building	1,005	1,005
Land	655	655
Property and equipment	152,439	120,390
Less: accumulated depreciation and amortization	94,253	82,322
Property and equipment, net	$58,186	$38,068

Depreciation and amortization expense on property and equipment, including depreciation and amortization expense on property and equipment under capital leases, totaled $15.3 million, $12.4 million and $10.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Included in property and equipment, net is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2013	2012
Computer equipment	$33,006	$29,713
Less: accumulated amortization	29,453	25,898
Computer equipment, net	$3,553	$3,815

Depreciation and amortization expense on property and equipment under capital leases totaled $3.3 million, $4.0 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

See Note 10 in the Notes to Consolidated Financial Statements for further discussion of computer software development costs related to internal--use software which is included in property and equipment, net.

9.           Foreign Currency

The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of our wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in consolidated stockholders’ equity as a component of accumulated other comprehensive income (loss).  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the consolidated statements of operations. Included in accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, are $1.4 million of unrealized translation losses at December 31, 2013 and $0.1 million of unrealized translation gains at December 31, 2012. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011.

Included in comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 were realized foreign currency translation losses and unrealized foreign currency translation gains (losses), as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Realized foreign currency translation (losses)	$—	$—	$—
Unrealized foreign currency translation gains (losses)	$(1,549)	$166	$(181)

10.           Computer Software Development Costs

We previously capitalized software costs in accordance with Accounting Standards Codification ("ASC") Topic 985-20, Costs of Software to Be Sold, Leased, or Marketed. Those capitalized software costs were full amortized as of December 31, 2013.

Capitalized software and accumulated amortization of capitalized software, developed for external use, were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Capitalized software	$11,342	$11,342	$11,342
Less: accumulated amortization	11,342	10,834	9,577
Capitalized software, net	$—	$508	$1,765

Amortization of capitalized software was $0.5 million, $1.3 million and $1.3 million for 2013, 2012 and 2011, respectively, and is included within cost of recurring revenues in the consolidated statements of income.

Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software. In addition to capitalizing costs for software (which are used by Ultimate in its general operations, for internal purposes), we also capitalize costs under ASC Topic 350-40 for certain software development projects related to our suite of products sold to our customers exclusively on a subscription basis under our Cloud Offering. During the years ended December 31, 2013 and 2012, we capitalized $19.0 million and $5.2 million, respectively, of computer software development costs related to a development project to be sold in the future as a cloud product only. There were no such costs capitalized in the year ended December 31, 2011. These capitalized costs are included with property and equipment in the consolidated balance sheets and purchases of property and equipment in the statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Certain components of the capitalized development project are expected to be ready for their intended use during 2014 with the majority of the development project expected to be complete thereafter. Amortization for the components of the development project that are expected to be complete in 2014 will begin when they are ready for their intended use.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Basic weighted average shares outstanding	27,773	26,778	25,814
Effect of dilutive equity instruments (1)	1,240	1,597	1,992
Dilutive shares outstanding	29,013	28,375	27,806

Anti-dilutive equity instruments (1)	47	67	33
(1) Includes options to purchase shares of Common Stock and other stock-based awards outstanding.

12.  Goodwill and Intangible Assets

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses.  Goodwill amounts are not amortized, but rather tested for impairment at least annually. Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition and amortized over their estimated useful lives.

On October 1, 2013, we completed the acquisition of Employtouch, Inc., which is engaged in the business of developing workforce management hardware and software products. On November 15, 2013, we completed the acquisition of the business of Accel HR, LLC which provides comprehensive outsourcing solutions, services and support for middle to large market organizations ranging from approximately 500 to over 25,000 employees. Upon the closing of both acquisitions, Ultimate acquired certain amortizable intangibles for developed technology, customer relationships and non-compete arrangements.  See Note 4 to the Notes to Consolidated Financial Statements for further discussion regarding the acquired intangibles.

The changes in the carrying value of goodwill were as follows:

For the Year Ended
December 31, 2013
Goodwill, December 31, 2012	$3,025
Addition - Employtouch Acquisition (See Note 4)	9,045
Translation adjustment - Employtouch Acquisition	$(396)
Addition - Accel HR Acquisition (See Note 4)	15,268
Goodwill, December 31, 2013	$26,942

As of December 31, 2013, the Company’s amortizable intangible assets, before amortization expense, have estimated useful lives as follows (in thousands):

		Weighted Average
		Useful Life
Acquired intangible assets:
Developed technology	$5,200	7 years
Customer relationships	$3,200	10 years
Non-compete agreements	$300	3 years
Sub-total	$8,700	8 years
Translation adjustment - Employtouch Acquisition	$(184)
Total	$8,516
Amortization of acquired intangibles	$(242)
Acquired intangible assets, net	$8,274

Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $242 thousand for the year ended December 31, 2013. There was no amortization expense for acquired intangible assets for the year ended December 31, 2012. Amortization expense for acquired intangible assets was $83 thousand for the year ended December 31, 2011. Future amortization expense for acquired intangible assets is as follows, as of December 31, 2013 (in thousands):

Year	Amount
2014	$1,158
2015	1,158
2016	1,135
2017	1,026
2018	1,026
Thereafter	2,771
Total	$8,274

13.  Capital Lease Obligations

We lease certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2016. Interest rates on these leases are 4.25% . The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2013 (in thousands):

Year	Amount
2014	$3,108
2015	1,777
2016	527
5,412
Less amount representing interest	(223)
Lease obligations reflected as current ($2,949) and non-current ($2,240)	$5,189

14. Other Borrowings

During the year ended December 31, 2012, we purchased perpetual licenses with third-party vendors totaling $5.3 million, payable over a three-year period. The remaining scheduled repayments of the other borrowings, which excludes interest, as of December 31, 2013 are as follows (in thousands):

Year	Amount
2014	$2,264
2015	593
Other borrowings reflected as current ($2,264) and non-current ($593)	$2,857

15.  Income Taxes

For the year ended December 31, 2013, the income tax provision of $17.6 million was based on book income from operations before income taxes of $43.1 million.  For the year ended December 31, 2012, the income tax provision of $14.1 million was based on book income from operations before income taxes of $28.7 million.  For the year ended December 31, 2011, the income tax provision of $11.8 million was based on a book loss from operations before income taxes of $16.1 million.  Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax (provision) benefit consists of the following (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Current taxes:
Federal	$(14,091)	$(10,085)	$(7,339)
State and local	(3,298)	(2,354)	(1,602)
Foreign	(201)	(164)	(139)
Deferred taxes, net
Federal	(8)	(1,710)	(2,541)
State and local	(2)	197	(237)
Foreign	41	9	18
Income tax provision	$(17,559)	$(14,107)	$(11,840)

The income tax provision is different from that which would be obtained by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Income tax (provision) benefit at statutory federal tax rate	$(15,081)	$(10,060)	$(5,642)
State and local income taxes, net of the federal benefit	(2,144)	(1,402)	(1,195)
Non-deductible expenses	(1,965)	(2,470)	(4,920)
Change in tax rates	51	45	28
Recognition of previously unrecognized tax benefits, federal benefit	1,679	—	—
Other, net	(99)	(220)	(111)
Income tax provision	$(17,559)	$(14,107)	$(11,840)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities at December 31, 2013, 2012 and 2011 were as follows (in thousands):

	As of December 31,
	2013	2012	2011
Deferred tax assets:
Net operating losses, foreign	$59	$—	$—
Tax credit carryforwards	127	127	127
Deferred revenue	504	1,140	2,501
Accruals not currently deductible	472	386	356
Allowance for doubtful accounts	248	169	166
Charitable contributions	995	751	524
Stock-based compensation	29,840	24,044	22,217
Deferred rent adjustment	1,349	1,350	1,322
Gross deferred tax assets	33,594	27,967	27,213
Less valuation allowance	—	—	—
Deferred tax assets	$33,594	$27,967	$27,213
Deferred tax liabilities:
Property and equipment	$(14,481)	$(8,665)	$(5,890)
Acquired intangible assets, foreign	(1,371)	—	—
Software development costs	815	613	111
Other, net	—	—	(15)
Gross deferred tax liabilities	(15,037)	(8,052)	(5,794)
Net deferred tax assets	$18,557	$19,915	$21,419

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

The available positive evidence at December 31, 2013 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2013. Approximately $1.4 million of deferred tax liabilities were recorded against the identified intangible assets established upon the acquisition of EmployTouch.

There was no valuation allowance for the years ended December 31, 2013, 2012 and 2011.

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

At December 31, 2013, we had approximately $154.9 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income.  The $154.9 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the tax benefit of which will primarily be credited to paid-in-capital and deferred tax asset when realized.  As a result, the tax benefits associated with stock based compensation are included in net operating loss carryforwards but not reflected in deferred tax assets.  During 2013, we realized a tax benefit of $25.5 million comprised of an $19.2 million and a $6.3 million credit to paid-in-capital and deferred tax asset, respectively.  As of December 31, 2013, we had approximately $0.2 million of net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income. The carryforwards expire from 2018 through 2033 and from 2014 through 2033, for Federal and state income tax reporting purposes, respectively. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state provisions. The Internal Revenue Service examination of our U.S. Federal income tax return for the year ended December 31, 2010 was completed with no change to the taxable income or income tax liability as reported.

ASC 740, “Income Taxes,” ("ASC 740") requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The completion of our Internal Revenue Service examination of our U.S. Federal income tax return for the year ended December 31, 2010, resulted in the recognition of previously unrecognized tax benefits of approximately $1.9 million, which decreased our provision for income taxes and our effective tax rate. As of December 31, 2013, we had no gross unrecognized tax benefits. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

Tax years 1998 to 2013 remain subject to future examination by the tax jurisdictions in which we are subject to tax.

We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.  Due to our net operating loss carryover position, we did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2013 and 2012, we did not have any interest and penalties accrued related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	As of December 31,
	2013	2012	2011
Balance at January 1,	$1,866	$1,866	$1,866
Tax positions taken in prior period
Gross increases	—	—	—
Gross decreases	—	—	—
Tax positions taken in current period
Gross increases	—	—	—
Settlements	(1,866)	—	—
Statute expiration	—	—	—
Balance at December 31,	$—	$1,866	$1,866

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

As of December 31, 2013, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,468,486 shares.

Stock-Based Compensation

The following table sets forth the stock-based compensation expense resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Cost of recurring revenues	$3,866	$2,508	$1,402
Cost of services revenues	3,591	2,729	1,464
Sales and marketing	13,625	7,861	6,820
Research and development	3,585	2,451	1,625
General and administrative	8,140	4,863	3,694
Total stock-based compensation expense	$32,807	$20,412	$15,005

Included in computer equipment in property and equipment, net in our consolidated balance sheet and excluded from purchases of property and equipment in the statements of cash flow at December 31, 2013 and December 31, 2012 was $1.4 million and $0.4 million, respectively, in non-cash stock-based compensation expense related to capitalized software which was developed for internal use during the fiscal years then ended. These amounts would have otherwise been charged to research and development expense for the years ended December 31, 2013 and December 31, 2012. There were no such costs capitalized in the year ended December 31, 2011.

Net cash proceeds from the exercise of Options were $8.1 million, $11.3 million and $13.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.  There was an $19.2 million, a $12.3 million and a $8.5 million income tax benefit recognized in additional paid in capital from the realization of excess stock-based payment deductions during the years ended December 31, 2013, 2012 and 2011, respectively.

Fair Value

There were no Options granted during the years ended December 31, 2013, 2012 and 2011.  The fair value of restricted stock awards and restricted stock units is equal to the closing price of our Common Stock on NASDAQ on the date of grant.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rates for the years ended December 31, 2013, 2012 and 2011 were based on historical data.

Options

Options granted to officers and employees under the Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date.  Options granted to non-employee directors under the Plan generally have a 10-year term and vest and become exercisable immediately on the grant date.  All options granted under the Plan and the Prior Plan are fully vested as of December 31, 2013.

Restricted Stock Awards

Under the provisions of the Plan, Ultimate may, at the discretion of the Compensation Committee or the Board, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  During the years ended December 31, 2013, 2012 and 2011, we granted Restricted Stock Awards for 191,500, 396,700 and 193,625 shares, respectively, of Common Stock to officers and employees and we granted Restricted Stock Awards for 18,198, 21,789 and 23,289 shares, respectively, of Common Stock to non-employee directors.  Compensation expense for Restricted Stock Awards is measured based on the closing market price of our Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period.  Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto during the vesting period.  Each Restricted Stock Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with Ultimate or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause or, in the case of a non-employee director, at cessation of his board services at the end of his term.  Included in our consolidated statements of income for the years ended December 31, 2013, 2012, and 2011 was $16.1 million, $9.2 million and $8.4 million, respectively, of non-cash stock-based compensation expense for Restricted Stock Awards.

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

There were 249,210, 313,442 and 242,062 Restricted Stock Unit Awards granted to employees during the years ended December 31, 2013, 2012 and 2011, respectively.    Non-cash stock-based compensation expense for Restricted Stock Unit Awards is measured based on the fair market value of our Common Stock on the date of grant and recognized on a straight-line basis over the vesting period.  Included in Ultimate’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 was $16.7 million, $11.2 million and $5.9 million, respectively, of non-cash stock-based compensation expense for Restricted Stock Unit Awards.

Option, Restricted Stock and Restricted Stock Unit Activity

The following table summarizes Option activity for the years ended December 31, 2011, 2012 and 2013, as follows (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,015	$19.40
Granted
Exercised	(776)	17.11
Forfeited or expired	(16)	19.58
Outstanding and exercisable at December 31, 2011	2,223	$20.20	4.3	$99,850
Outstanding at December 31, 2011	2,223	$20.20
Granted	—	—
Exercised	(750)	15.04
Forfeited or expired	—	—
Outstanding and exercisable at December 31, 2012	1,473	$22.83	3.8	$105,447
Outstanding at December 31, 2012	1,473	$22.83
Granted	—	—
Exercised	(440)	18.48
Forfeited or expired	(1)	23.21
Outstanding and exercisable at December 31, 2013	1,032	$24.69	3.1	$132,615

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of our Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the Option holders had all Option holders exercised their Options on December 31, 2013.  The amount of the aggregate intrinsic value changes, based on the fair value of our Common Stock.  Total intrinsic value of Options exercised during the years ended December 31, 2013, 2012 and 2011 was $42.6 million, $51.7 million and $31.2 million, respectively.  All previously granted Options were fully vested as of December 31, 2011 and therefore, there were no Options vested during the years ended December 31, 2013 or 2012. Total fair value of Options vested during the year ended December 31, 2011 was $2.3 million.

The following table summarizes Restricted Stock and Restricted Stock Unit Award activity for the years ended December 31, 2011, 2012 and 2013, as follows (in thousands, except per share amounts):

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units Shares
Outstanding at December 31, 2010	1,307	$26.64	336
Granted	217	62.62	242
Vested	—	—	—
Released	(479)	32.89	(126)
Forfeited or expired	—	—	(23)
Outstanding at December 31, 2011	1,045	$31.25	430
Granted	418	93.81	313
Vested	—	—	—
Released	(457)	15.22	(213)
Forfeited or expired	(8)	31.84	(22)
Outstanding at December 31, 2012	998	$64.81	508
Granted	210	152.03	249
Vested	—	—	—
Released	(209)	27.76	(229)
Forfeited or expired	(31)	77.92	(27)
Outstanding at December 31, 2013	968	$91.28	501

As of December 31, 2013, $63.5 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 2.5 years.  As of December 31, 2013, $29.2 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information with respect to Options outstanding and Options exercisable under the Plan at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number	Weighted Average Exercise Price
$2.67—$14.72	122,225	1.99	$12.71	122,225	$12.71
$15.90—$18.69	124,109	1.70	16.96	124,109	16.96
$21.60—$24.20	117,998	2.35	22.50	117,998	22.50
$24.30—$24.30	160,573	3.04	24.30	160,573	24.30
$26.72—$27.02	21,824	3.07	26.91	21,824	26.91
$28.41—$28.41	243,495	4.00	28.41	243,495	28.41
$30.34—$30.34	70,380	3.46	30.34	70,380	30.34
$32.39—$32.39	91,785	4.45	32.39	91,785	32.39
$32.54—$32.54	54,492	4.32	32.54	54,492	32.54
$34.89—$34.89	24,867	3.81	34.89	24,867	34.89
$2.67—$34.89	1,031,748	3.14	$24.69	1,031,748	$24.69

Board Compensation

     Each non-employee director of Ultimate receives compensation for serving on the Board, payable exclusively in the form of Restricted Stock Awards granted under the Plan.

On October 25, 2010, the Board amended the previously approved arrangement pursuant to which the non-employee directors and Chairmen of the Audit and Compensation Committees of the Board, respectively, were granted Awards for each regular Board and Committee meeting attended.  Under the arrangement, as amended, (i) each non-employee director was granted a restricted stock award of 750 shares of Common Stock for each regular meeting of the Board attended during the first three quarters of 2013 and for the years ended December 31, 2012 and 2011 and (ii) each of the Chairmen of the Audit Committee and Compensation Committee was granted a restricted stock award of 468 shares of Common Stock for attendance at each regular meeting of the Committee during the first three quarters of 2013 and for the years ended December 31, 2012 and 2011 that he chaired.

On October 28, 2013, the Board amended the previously approved arrangement pursuant to which the non-employee directors and Chairmen of the Audit and Compensation Committees of the Board, respectively, were granted Awards for each regular Board and Committee meeting attended.  Under the arrangement, as amended, (i) each non-employee director was granted a restricted stock award of 400 shares of Common Stock for each regular meeting of the Board attended during the fourth quarter of 2013 and (ii) each of the Chairmen of the Audit Committee and Compensation Committee was granted a restricted stock award of 50 shares of Common Stock for attendance at each regular meeting of the Committee during the fourth quarter of 2013 that he chaired.

In addition, in 2013, 2012 and 2011 each non-employee director was granted, for each fiscal quarter during which he served, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Board for each such quarter, rounded down to the closest full number of shares.  Under the arrangement as amended, the date of grant shall not be a date prior to the date of the Board’s determination of the same and such restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service or the end of his term or the occurrence of a change of control of Ultimate.

The following table summarizes information about Restricted Stock Awards granted by us to non-employee directors in exchange for director related services rendered for 2013, 2012 and 2011:

Year	Market Value of Restricted Stock Awards Granted	Number of Restricted Stock Awards Granted
2011	$53.33	5,856
	53.57	5,851
	50.75	5,916
	63.57	5,666
2012	$69.00	5,591
	76.42	5,501
	93.84	5,351
	94.50	5,346
2013	$95.99	5,336
	109.95	5,251
	146.25	5,111
	155.32	2,500

The non-cash compensation expense, recognized in the consolidated statements of income related to the Restricted Stock Awards granted to non-employee directors, including the chairmen of the Audit and Compensation Committees, determined pursuant to the application of ASC 718 for the years ended December 31, 2013, 2012 and 2011, was $1,449,000, $1,058,000 and $706,000, respectively, and is included in general and administrative expenses in the consolidated statements of income.

Common Stock

The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

17.  Commitments and Contingencies

Operating Leases

We lease corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. Total rent expense under these agreements was $6.6 million, $5.7 million and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum annual rental commitments related to these leases are as follows as of December 31, 2013 (in thousands):

Year	Amount
2014	$6,997
2015	6,228
2016	5,161
2017	3,488
2018	1,937
Thereafter	724
$24,535

Software License Agreements

We have a software license and OEM (original equipment manufacturer) agreement with a third-party vendor for the purposes of development and testing, support of end users and use with the customer application expiring on December 31, 2016. Future commitments related to this agreement are as follows as of December 31, 2013 (in thousands):

Year	Amount
2014	$1,000
2015	1,155
2016	1,155
$3,310
Litigation

From time-to-time, Ultimate is involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our operating results or financial condition.

18.  Related Party Transactions

On October 23, 2006, Ultimate’s Board elected Al Leiter as a non-employee member of Ultimate’s Board of Directors.  During October 2002, Mr. Leiter entered into an agreement with Ultimate pursuant to which he agreed to (i) attend and participate in certain internal meetings of Ultimate; (ii) assist our salespeople with prospects; and (iii) act as an official spokesperson for Ultimate in exchange for which we agreed to make contributions to Leiter’s Landing, Mr. Leiter’s non-profit charitable organization benefiting children, in the amount of one tenth (1/10) of one percent, or 0.1%, of our total revenues as reported in our consolidated statements of operations.  In February 2007, Mr. Leiter and Ultimate agreed that the maximum amount payable by Ultimate in any one year under this agreement is $200,000. In June 2012, Mr. Leiter and Ultimate terminated this agreement. Therefore, there were no contributions to Leiter's Landing for the year ended December 31, 2013. For the fiscal years ended December 31, 2012 and 2011, Ultimate contributed a total of approximately $50,000 and $200,000, respectively, to Leiter’s Landing.

19.  Employee Benefit Plan

Ultimate provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the 401(k) Plan, which are made at the sole discretion of Ultimate, were $3.6 million, $2.9 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of December 31, 2013, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on Ultimate’s internal control over financial reporting as of December 31, 2013, which is included below on this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2013 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:
We have audited The Ultimate Software Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 28, 2014
Jacksonville, Florida
Certified Public Accountants

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers (Messrs. Scott Scherr, Marc D. Scherr, Mitchell K. Dauerman, Adam Rogers, Greg Swick, Robert Manne and Chris Phenicie), directors and other key employees of Ultimate, and their ages as of February 18, 2014, are as follows:

Name	Age	Position(s)
Scott Scherr	61	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	56	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	56	Executive Vice President, Chief Financial Officer and Treasurer
Adam Rogers	39	Senior Vice President, Chief Technology Officer
Greg Swick	50	Senior Vice President, Chief Enterprise Sales Officer
Robert Manne	60	Senior Vice President, General Counsel
Chris Phenicie	42	Senior Vice President, Chief Mid-Market Sales Officer
James A. FitzPatrick, Jr.	64	Director
Alois T. Leiter	48	Director
LeRoy A. Vander Putten	79	Director
Rick A. Wilber	67	Director
Robert A. Yanover	77	Director
Julie Dodd	44	Senior Vice President, Chief Services Officer
Bill Hicks	48	Senior Vice President, Chief Relationship Officer
Jody Kaminsky	39	Senior Vice President, Marketing
Vivian Maza	52	Senior Vice President, Chief People Officer and Secretary

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

Chris Phenicie has served as Senior Vice President and Chief Mid-Market Sales Officer since January 2009 and served as Vice President of Workplace Sales from April 2007 until January 2009. From January 2000 to April 2007, Mr. Phenicie served as Strategic Account Manager for Ultimate. From July 1997 to January 2000, Mr. Phenicie held various sales positions with ADP, the most recent of which position was Sales Manager.

James A. FitzPatrick, Jr. has served as a director of Ultimate since July 2000 and is Chairman of the Nominating Committee of the Board and is a member of the Compensation Committee of the Board since February 2014. Mr. FitzPatrick is, and since June 2012 has been, a partner in the law firm Hogan Lovells US LLP. Mr. FitzPatrick was a partner in the law firm Dewey & LeBoeuf LLP and its predecessor firms from January 1983 until May 2012 and was an associate from September 1974 until January 1983.

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

Rick A. Wilber has served as a director of Ultimate since October 2002 and is a member of the Audit Committee, a member of the Compensation Committee, and a member of the Nominating Committee of the Board. Mr. Wilber formerly served on Ultimate’s Board of Directors from October 1997 through May 2000. Mr. Wilber served as the President of Lynn’s Hallmark Cards, which owns and operates a number of Hallmark Card stores, from 1995 until 2013, at which time Mr. Wilber retired.  Mr. Wilber has served as a director of Vanguard Energy Corporation, an oil and gas company since   June 2010.  Mr. Wilber has served as a director of Synergy Resource Corporation, an oil and gas exploration company, since October 2008.  Mr. Wilber was a co-founder of Champs Sports Shops and served as its President from 1974 to 1984. He served on the Board of Royce Laboratories, a pharmaceutical concern, from 1990 until April 1997, when Royce Laboratories was sold to Watson Pharmaceuticals, Inc., a pharmaceutical concern.

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

Julie Dodd has served as Senior Vice President and Chief Services Officer since October 2013, responsible for all support and implementation services provided by the Company to its customers. Ms. Dodd served as Senior Vice President and General Manager, Mid-Market Services, from April 2010 until January 2014 and served as Vice President and General Manager of Mid-Market Operations from January 2009 until April 2010.  From October 2007 to December 2008, Ms. Dodd served as the Director of Product Strategy, with primary focus on the UltiPro Mid-Market product offering.  Prior to joining Ultimate, Ms. Dodd provided consulting services for large scale implementations, operations efficiencies projects and new cloud product launches for various service providers. From 2002 to 2005, Ms. Dodd held various executive positions with Ceridian Corporation, an information technology company, supporting their small and mid-market solutions.

Bill Hicks has served as Senior Vice President and Chief Relationship Officer since October 2013. Mr. Hicks served as Senior Vice President of Shared Services and Chief Information Officer since April 2005.  Mr. Hicks served as Vice President and Chief Information Officer from February 2004 through March 2005.  From 1993 until February 2004, Mr. Hicks held various positions in the management of technologies for Precision Response Corporation, a wholly-owned subsidiary of Interactive Corporation and a provider of call centers and on-line commerce customer care services, including Chief Information Officer and Senior Vice President of Technology from August 2000 until February 2004.

Jody Kaminsky has served as Senior Vice President of Marketing since April 2010.  Ms. Kaminsky served as Vice President of Marketing from July 2008 until April 2010.  Ms. Kaminsky served as Vice President of Marketing Operations from July 2005 to June 2008, as Director of Strategic Marketing  from December 2002 through June 2005, and in various other Marketing and Communications positions from November 1999 through November 2002.  Prior to that, Ms. Kaminsky held various positions with General Electric's GE Information Services division from April 1997 through August 1999, including Manager of Communications and Community Relations.

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

Corporate Governance

On February 4, 2013, the Board formed a Nominating Committee.   The primary function of the Nominating Committee is to recommend director-nominees to be considered for election or appointment by the Board. Ultimate has established a Nominating Committee Charter that sets forth the Nominating Committee’s principal duties and responsibilities. This charter is available on our website.

When considering potential director candidates, the Board considers, and the Nominating Committee will consider, the candidate’s independence (as mandated by the NASDAQ rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of Ultimate and the Board.  Other information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2014 under the heading “Corporate Governance, Board Meetings and Committees of the Board.”  In 2013, Ultimate did not pay any fees to a third party to assist in identifying or evaluating potential nominees.

The Nominating Committee and the Board will consider director candidates recommended by Ultimate’s stockholders in a similar manner as those recommended by members of management or other directors.

Other Information

The information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2014 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance, Board Meetings and Committees of the Board-Audit Committee.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2014 Annual Meeting under the headings “Executive Compensation Policy,” “Director Compensation” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2014 Annual Meeting under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information.

The following table summarizes information related to Ultimate’s equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Refleceted in Column ( a ))
Equity compensation plans approved by security holders	1,031,748	$24.69	1,468,486
Equity compensation plans not approved by security holders	—	—	—
Total	1,031,748	$24.69	1,468,486
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2014 Annual Meeting under the headings “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance, Board Meetings and Committees of the Board.”
Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2014 Annual Meeting under the heading “KPMG LLP Fees.”
PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Form 10-K:

1.
The following consolidated financial statements of Ultimate, together with the report thereon, of KPMG LLP, our Independent Registered Public Accounting Firm, are included in Part II, Item 8, of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

3. Exhibits

Number	Description

3.1
Amended and Restated Certificate of Incorporation  (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File 333-47881), initially filed March 13, 1998 (the "Registration Statement"))

3.2	Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 2 to Ultimate’s Current Report on Form 8-K dated October 23, 1998)
3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Ultimate's Current Report on Form 8-K dated February 6, 2013)
4.1	Form of Certificate for the Common Stock, par value $0.01 per share **
4.2	Form of Warrant for Common Stock (incorporated by reference to Exhibit 4.4 to Ultimate's Registration Statement on Form S-3 (File No. 333-107527), initially filed July 31, 2003)
4.3
Amended and Restated Rights Agreement, dated as of August 26, 2008, between Ultimate and Computershare Trust Company, N.A., as Rights Agent.  The Rights Agreement includes the Form of Certificate of Designations of Series A Junior Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to Ultimate’s Current Report on Form 8-K dated September 2, 2008).

10.1	Shareholders Rights Agreement, dated June 6, 1997 among Ultimate and certain stockholders named therein **
10.2
Commercial Office Lease by and between ROHO Ultimate, LTD. II, a Florida limited partnership     (“Landlord”) and Ultimate  dated May 23, 2001 (incorporated by reference to Exhibit 10.32 to Ultimate's Annual Report on Form 10-K dated March 15, 2006)

10.3
Weston Town Center South Office Building Lease between South Office Building-DLB, LLC, a Florida Limited Liability Company, South Office Building Bagtrust, LLC, a Florida Limited Liability Company, and South Office Building-BJB, LLC, a Florida Limited Liability Company, and Ultimate and Weston Common Area LTD., dated August 18, 2005 (incorporated by reference to Exhibit 10.35 to Ultimate’s Annual Report on Form 10-K, dated March 15, 2006)

10.4
Galleria Atlanta office lease agreement between Galleria 600, LLC, a Delaware limited liability company, and Ultimate, dated April 27, 2006  (incorporated by reference to Exhibit 10.36 to Ultimate’s Quarterly Report on Form 10-Q, dated August 8, 2006)

10.5
Lease of Office Space by and between OMERS Realty Corporation CPP Investment Board Real Estate Holdings Inc., and The Ultimate Group of Canada, Inc., dated August 22, 2006 (incorporated by reference to Exhibit 10.37 to Ultimate’s Quarterly Report on Form 10-Q, dated November 8, 2006)

10.6
Indemnity Agreement between OMERS Realty Corporation, CPP Investment Board Real Estate Holdings, Inc., and Ultimate dated August 22, 2006 (incorporated by reference to Exhibit 10.38 to Ultimate’s Quarterly Report on Form 10-Q, dated  November 8, 2006)

10.7
Amendment to Lease by and between ROHO Ultimate, Ltd. I (“Landlord”) and Ultimate Group. Inc. (“Tenant”) for Demised premises at 2000 Ultimate Way, Weston, FL 33326 (the “Premises”) dated February 15, 2000 (incorporated by reference to Exhibit 10.39 to Ultimate’s Annual Report on Form 10-K, dated March 16, 2007)

10.8
First Amendment to Lease between Galleria 600, LLC (“Landlord”) and Ultimate, dated August 18, 2006 (incorporated by reference to Exhibit 10.42 to Ultimate’s Annual Report on Form 10-K, dated March 16, 2007)

10.9	Amended and Restated 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Ultimate’s Current Report on Form 8-K, dated May 18, 2012) ***
10.10
Commercial lease between Weston Office, LLC (“Landlord”) and Ultimate, dated January 18, 2008 (incorporated by reference to Exhibit 10.45 to Ultimate’s Annual Report on Form 10-K, dated March 13, 2008)

10.11
Commercial lease between AGF Woodfield Owner, L.L.C., (“Landlord”) and Ultimate, dated October 31, 2008 (incorporated by reference to Exhibit 10.47 to Ultimate’s Annual Report on Form 10-K, dated March 2, 2009)

10.12
Commercial lease between 300 Galleria Parkway Associates, L.P., (“Landlord”) and Ultimate, dated September 8, 2009 (incorporated by reference to Exhibit 10.33 to Ultimate’s Quarterly Report on Form 10-Q, dated November 9, 2009)

10.13
Commercial lease between RT Twenty-Sixth Pension Properties Limited (“Landlord”) and Ultimate, dated September 4, 2009 (incorporated by reference to Exhibit 10.34 to Ultimate’s Quarterly Report on Form 10-Q, dated November 9, 2009)

10.14
Master Space Agreement between Quality Technology Services Miami LLC and Ultimate, dated June 1, 2009 (incorporated by reference to Exhibit 10.1 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010) ✓

10.15
Master Space Agreement between Quality Technology Services Metro LLC and Ultimate, dated June 1, 2009 (incorporated by reference to Exhibit 10.2 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010) ✓

10.16	Service Order Form between Verizon Canada Ltd. and Ultimate, dated September 23, 2009 (incorporated by reference to Exhibit 10.3 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010) ✓
10.17
Amended and Restated Change in Control Bonus Plan for Executive Officers dated April 26, 2010 (incorporated by reference to Exhibit 10.4 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010) ***

10.18
Commercial lease between 2000 Main Street Associates, LLC (“Landlord”) and Ultimate, dated November 3, 2010 (incorporated by reference to Exhibit 10.54 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)

10.19
Commercial lease between Micari Holdings, LLC (“Landlord”) and Ultimate, dated November 5, 2010 (incorporated by reference to Exhibit 10.55 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)

10.20	Commercial lease between Galleria 400, LLC (“Landlord”) and Ultimate, dated December 29, 2010 (incorporated by reference to Exhibit 10.56 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)
10.21
Commercial lease between AG/LPC Griffin Towers, L.P., (“Landlord”) and Ultimate, dated February 23, 2011 (incorporated by reference to Exhibit 10.1 to Ultimate's Quarterly Report on Form 10-Q, dated May 10, 2011)

10.22	Commercial lease between TCS-CB LLC, ("Landlord") and Ultimate, dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to Ultimate's Quarterly Report on Form 10-Q, dated November 9, 2012)
10.23
License and Master Services Agreement between IO Phoenix One, LLC and Ultimate, dated February 27, 2012, as amended (incorporated by reference to Exhibit 10.2 to Ultimate's Quarterly Report on Form 10-Q, dated November 9, 2012) ✓

21.1	Subsidiaries of the Registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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

Date:  February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr	President, Chief Executive Officer and Chairman of the Board	February 28, 2014
Scott Scherr

/s/ Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2014
Mitchell K. Dauerman

/s/ Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	February 28, 2014
Marc D. Scherr

/s/ James A. FitzPatrick, Jr.	Director	February 28, 2014
James A. FitzPatrick, Jr.

/s/ LeRoy A. Vander Putten	Director	February 28, 2014
LeRoy A. Vander Putten

/s/ Rick Wilber	Director	February 28, 2014
Rick Wilber

/s/ Robert A. Yanover	Director	February 28, 2014
Robert A. Yanover

/s/ Alois T. Leiter	Director	February 28, 2014
Alois T. Leiter