Form 10-Q
period 2014-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2014-05-09
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, there were 28,348,527 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of March 31, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$91,080	$79,794
Investments in marketable securities	8,288	8,682
Accounts receivable, net of allowance for doubtful accounts of $675 for 2014 and 2013	82,256	85,676
Prepaid expenses and other current assets	31,578	29,374
Deferred tax assets, net	982	1,015
Total current assets before funds held for customers	214,184	204,541
Funds held for customers	711,154	262,227
Total current assets	925,338	466,768
Property and equipment, net	67,385	58,186
Goodwill	25,813	26,942
Investments in marketable securities	2,320	1,771
Intangible assets, net	7,822	8,274
Other assets, net	17,593	17,340
Deferred tax assets, net	20,116	18,913
Total assets	$1,066,387	$598,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,769	$6,422
Accrued expenses	27,196	26,040
Deferred revenue	103,481	102,686
Capital lease obligations	3,231	2,949
Other borrowings	2,267	2,264
Total current liabilities before customer funds obligations	144,944	140,361
Customer funds obligations	711,154	262,227
Total current liabilities	856,098	402,588
Deferred revenue	341	498
Deferred rent	2,495	2,687
Capital lease obligations	2,748	2,240
Other borrowings	297	593
Deferred income tax liability	1,244	1,371
Total liabilities	863,223	409,977
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 32,369,519 and 32,132,376 shares issued and outstanding in 2014 and 2013, respectively	324	321
Additional paid-in capital	324,589	315,691
Accumulated other comprehensive loss	(2,279)	(1,442)
Accumulated deficit	(926)	(7,809)
	321,708	306,761
Treasury stock, 4,053,835 shares, at cost, for 2014 and 2013	(118,544)	(118,544)
Total stockholders’ equity	203,164	188,217
Total liabilities and stockholders’ equity	$1,066,387	$598,194

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Recurring	$97,418	$78,082
Services	23,208	19,445
License	452	390
Total revenues	121,078	97,917
Cost of revenues:
Recurring	26,954	21,828
Services	22,074	19,728
License	72	90
Total cost of revenues	49,100	41,646
Gross profit	71,978	56,271
Operating expenses:
Sales and marketing	28,829	22,910
Research and development	19,720	16,130
General and administrative	11,059	8,927
Total operating expenses	59,608	47,967
Operating income	12,370	8,304
Other income (expense):
Interest and other expense	(66)	(80)
Other income, net	75	41
Total other income (expense), net	9	(39)
Income before income taxes	12,379	8,265
Provision for income taxes	(5,496)	(3,745)
Net income	$6,883	$4,520
Net income per share:
Basic	$0.24	$0.16
Diluted	$0.23	$0.16
Weighted average shares outstanding:
Basic	28,196	27,476
Diluted	29,309	28,704

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income	$6,883	$4,520
Other comprehensive income (loss):
Unrealized gain (loss) on investments in marketable available-for-sale securities	2	(2)
Unrealized loss on foreign currency translation adjustments	(837)	(264)
Other comprehensive loss, before tax	(835)	(266)
Income tax (expense) benefit related to items of other comprehensive income	(2)	1
Other comprehensive loss, net of tax	(837)	(265)
Comprehensive income	$6,046	$4,255

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$6,883	$4,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,242	3,749
Provision for doubtful accounts	490	613
Non-cash stock-based compensation expense	10,838	7,597
Income taxes	5,261	3,689
Excess tax benefit from stock-based payments	(6,558)	(4,337)
Changes in operating assets and liabilities:
Accounts receivable	2,930	102
Prepaid expenses and other current assets	(2,204)	(3,139)
Other assets	(253)	(296)
Accounts payable	2,347	(1,399)
Accrued expenses and deferred rent	966	5,981
Deferred revenue	638	1,009
Net cash provided by operating activities	25,580	18,089
Cash flows from investing activities:
Purchases of property and equipment	(11,205)	(6,211)
Purchases of marketable securities	(2,833)	(3,600)
Maturities of marketable securities	2,675	4,885
Net purchases of securities with customer funds	(448,926)	(361,436)
Net cash used in investing activities	(460,289)	(366,362)
Cash flows from financing activities:
Excess tax benefits from stock-based payments	6,558	4,337
Shares acquired to settle employee tax withholding liability	(10,216)	(6,159)
Principal payments on capital lease obligations	(919)	(896)
Other borrowings	—	203
Payments on other borrowings	(293)	—
Net increase in customer fund obligations	448,926	361,436
Net proceeds from issuances of Common Stock	2,295	2,881
Net cash provided by financing activities	446,351	361,802
Effect of exchange rate changes on cash	(356)	(265)
Net increase in cash and cash equivalents	11,286	13,264
Cash and cash equivalents, beginning of period	79,794	58,817
Cash and cash equivalents, end of period	$91,080	$72,081

Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$92
Cash paid for taxes	$163	$124

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$1,709	$908
Stock consideration adjustment recorded for acquisitions	$(818)	$—

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

2.	Basis of Presentation, Consolidation and the Use of Estimates

The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014 (the “Form 10-K”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three months ended March 31, 2014 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2013, included in the Form 10-K, have not significantly changed.

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value (due to their relatively short maturity) as of March 31, 2014 and December 31, 2013.

4.     Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Realized gains and losses resulting from available-for-sale securities are included in other (expense) income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three months ended March 31, 2014 and March 31, 2013.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $2 thousand of unrealized loss and $4 thousand of unrealized gain, net of tax, on available-for-sale securities as of March 31, 2014 and December 31, 2013, respectively.

The amortized cost, net unrealized (loss) gain and fair value of our investments in marketable available-for-sale securities as of March 31, 2014 and December 31, 2013 are shown below (in thousands):

	As of March 31, 2014			As of December 31, 2013
	Amortized Cost	Net Unrealized Loss	Fair Value	Amortized Cost	Net Unrealized Gain	Fair Value
Corporate debentures and bonds	$7,788	$(2)	$7,786	$7,375	$4	$7,379
Commercial paper	1,798	—	1,798	1,799	—	1,799
U.S. Agency bonds	507	—	507	760	—	760
Certificates of deposit	517	—	517	515	—	515
Total investments	$10,610	$(2)	$10,608	$10,449	$4	$10,453

The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of March 31, 2014 are shown below (in thousands):

	March 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$8,290	$8,288
Due after one year	2,320	2,320
Total	$10,610	$10,608

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2014 or the twelve months ended December 31, 2013.  No assets or investments were classified as Level 3 as of March 31, 2014 or as of December 31, 2013.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014				As of December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$7,786	$—	$7,786	$—	$7,379	$—	$7,379	$—
Commercial paper	1,798	—	1,798	—	1,799	—	1,799	—
U.S. Agency bonds	507	—	507	—	760	—	760	—
Certificates of deposit	517	517	—	—	515	515	—	—
Total	$10,608	$517	$10,091	$—	$10,453	$515	$9,938	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of March 31, 2014 and the audited consolidated balance sheet as of December 31, 2013 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of March 31, 2014 and December 31, 2013.

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

Property and equipment as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013

Computer equipment	$108,762	$103,154
Internal-use software	31,141	24,238
Other property and equipment	25,638	25,047
Less: accumulated depreciation and amortization	(98,156)	(94,253)
Property and equipment, net	$67,385	$58,186

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three months ended March 31, 2014, we capitalized $6.9 million of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There was $3.3 million of software development costs related to the Development Project which were capitalized in the three months ended March 31, 2013. These capitalized costs were from direct labor costs and third party consulting fees and are included with internal use software in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended March 31, 2014, there was no amortization associated with the Development Project since it is not ready for its intended use.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Prepaid commissions	$19,696	$19,942
Other prepaid expenses	2,981	2,783
Other current assets	8,901	6,649
Total prepaid expenses and other current assets	$31,578	$29,374

7.  Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses.  Goodwill amounts are not amortized, but rather tested for impairment at least annually. Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition and amortized over their estimated useful lives.

The changes in the carrying value of goodwill since December 31, 2013 were as follows:

For the Three Months Ended
March 31, 2014
Goodwill, December 31, 2013	$26,942
Purchase price adjustments (1)	(818)
Translation adjustment (2)	(311)
Goodwill, March 31, 2014	$25,813

(1) During the three months ended March 31, 2014, we adjusted the purchase price for each of the acquisitions which were entered into in the fourth fiscal quarter of 2013 with respect to the related dollar value of the stock consideration paid in each acquisition.
(2) Represents the impact of the foreign currency translation of the portion of goodwill that is recorded by our Canadian subsidiary whose functional currency is also its local currency. Such goodwill is translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).

Intangible Assets

The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount
Developed technology	$5,200	$(358)	$(339)	$4,503
Customer relationships	3,200	(133)	(5)	3,062
Non-compete agreements	300	(40)	(3)	257
	$8,700	$(531)	$(347)	$7,822

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount
Developed technology	$5,200	$(180)	$(179)	$4,841
Customer relationships	3,200	(47)	(3)	3,150
Non-compete agreements	300	(15)	(2)	283
	$8,700	$(242)	$(184)	$8,274

(1) Represents the impact of the foreign currency translation of the portion of acquired intangible assets that is recorded by our Canadian subsidiary whose functional currency is also its local currency. Such intangible assets are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).

Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $289 thousand for the three months ended March 31, 2014. There was no amortization expense for acquired intangible assets for the three months ended March 31, 2013. Future amortization expense for acquired intangible assets is as follows, as of March 31, 2014 (in thousands):

Year	Amount
2014	$706
2015	1,158
2016	1,135
2017	1,026
2018	1,026
Thereafter	2,771
Total	$7,822

8.	Earnings Per Share

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Basic weighted average shares outstanding	28,196	27,476
Effect of dilutive equity instruments	1,113	1,228
Diluted weighted average shares outstanding	29,309	28,704

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	82	—

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive loss, a component of stockholders’ equity.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three months ended March 31, 2014 and March 31, 2013.

For the three months ended March 31, 2014 and March 31, 2013, Ultimate had cumulative unrealized translation losses of $0.8 million and $0.3 million, respectively. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, are unrealized translation losses of $2.3 million as of March 31, 2014 and $1.4 million at December 31, 2013.

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

As of March 31, 2014, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,380,363 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Non-cash stock-based compensation expense:
Cost of recurring revenues	$1,240	$864
Cost of services revenues	1,055	960
Sales and marketing	4,797	3,096
Research and development	1,270	770
General and administrative	2,476	1,907
Total non-cash stock-based compensation expense	$10,838	$7,597

Net cash proceeds from the exercise of Options were $2.3 million and $2.9 million for the three months ended March 31, 2014, and March 31, 2013, respectively. There was a $6.6 million and a $4.3 million income tax benefit recognized in additional paid-in capital from the realization of excess stock-based payment deductions during the three months ended March 31, 2014, and March 31, 2013, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no Options granted during the three months ended March 31, 2014.  The following table summarizes stock option activity (for previously granted Options) for the three months ended March 31, 2014 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,032	$24.69	3.14	$132,615
Granted	—	$—	—	—
Exercised	(115)	$19.95	—	—
Forfeited or expired	—	$—	—	—
Outstanding at March 31, 2014	917	$25.28	3.08	$102,419
Exercisable at March 31, 2014	917	$25.28	3.08	$102,419

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Ultimate’s Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on March 31, 2014.  The amount of the aggregate intrinsic value changes, based on the fair value of Ultimate’s Common Stock.  Total intrinsic value of Options exercised was $21.4 million and $12.9 million for the three months ended March 31, 2014, and March 31, 2013, respectively. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three months ended March 31, 2014 and March 31, 2013, respectively.

As of March 31, 2014, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.

During the three months ended March 31, 2014 and March 31, 2013, we granted restricted stock awards for 2,625 shares and 5,336 shares of Common Stock, respectively, to non-employee directors. During the three months ended March 31, 2014 and March 31, 2013, we granted restricted stock awards for 5,000 and 1,500 shares of Common Stock, respectively, to employees of Ultimate. There were 150,515 and 181,445 restricted stock unit awards granted to employees during the three months ended March 31, 2014 and March 31, 2013, respectively.

During the three months ended March 31, 2014, 8,310 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended March 31, 2013, 10,580 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended March 31, 2014, there were no shares of Common Stock previously issued under restricted stock awards that vested and were released to officers and employees. During the three months ended March 31,

2013, 16,718 shares of Common Stock previously issued under restricted stock awards became vested and were released to officers and employees. To satisfy withholding tax requirements applicable to payment of such awards in the amount of $0.5 million, 5,548 of these shares were acquired by Ultimate, while 11,170 of such shares were released to the holders of such awards.

During the three months ended March 31, 2014, 175,567 shares of Common Stock became issuable to officers and employees under restricted stock unit awards that vested and were released during such period.  61,739 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $10.2 million, while 113,828 of such shares were issued to the holders of such awards.  During the three months ended March 31, 2013, 165,771 shares became issuable to officers and employees under restricted stock unit awards that vested and were released during such period.  58,522 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $5.6 million, while 107,249 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the three months ended March 31, 2014:

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2013	968,167	$91.28	501,961
Granted	7,625	$164.87	150,515
Vested and Released	(8,310)	$30.29	(175,567)
Forfeited or expired	—	$—	(8,278)
Outstanding at March 31, 2014	967,482	$92.39	468,631

As of March 31, 2014, $59.4 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 2.28 years.  As of March 31, 2014, $46.9 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 2.0 years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and its subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in conjunction with Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014 (the “Form 10-K”).

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

Our cloud offering of UltiPro (the “Cloud Offering”) provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that our Cloud Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Cloud Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are currently managed at three data centers-–one located in the Atlanta, Georgia area, one in the Phoenix, Arizona area and another one in Toronto, Canada area. All data centers are owned and operated by independent third parties.

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

In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) compensation management; (iv) benefits enrollment; (v) time management; (vi) payment services (formerly referred to as “tax filing”); (vii) wage attachments; and (viii) other optional features (collectively, “Optional Capabilities”), which are described below.

All Optional Capabilities are priced solely on a subscription basis.  Some of the Optional Capabilities are available to both enterprise and mid-market customers while others are available exclusively to either enterprise or mid-market customers, and availability is based on the needs of the respective customers, the number of their employees and the complexity of their HCM environment.

To further simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in November 2013 as a result of the acquisition of Accel HR, a Georgia-based company, in November 2013. UltiPro Managed Services is designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or Human Resources Information System ("HRIS") services that typically take a one-size-fits-all approach, UltiPro Managed Services allows customers to select from a number of payroll management, HRIS, and/or benefits management services and combine them into a tailored solution that best suits their unique needs. Accel HR has provided these types of services to large and mid-market corporate customers in North America since 2004 and, since 2007 Accel HR partnered exclusively with Ultimate to provide these services to their UltiPro customers.

In October 2013, we introduced UltiPro TouchBase in connection with the acquisition of Employtouch, a Canadian-based company, in October 2013, which provides our customers an interactive mobile time clock device that collects time punches, as well as highlights the information most critical to employees and managers via an engaging activity stream. With UltiPro TouchBase, our customers can capture employee time on a touchscreen tablet device, collecting employee-validated data for cost accounting and payroll; can leverage photos for accurate capture of employee time-entry, avoiding 'buddy punches'; and can validate transactions using PIN (Personal Identification Number) entry, HID (Human Interface Device), RFID (Radio Frequency Identification), magnetic swipe or barcode.
.
Our Partners for Life program, is designed to make it easier for customers to leverage the full scope of UltiPro's features and reach more users in our customers' organizations. As part of the Partners for Life program, we changed the pricing method for our implementation services from a time and materials offering to a fixed fee offering, with the expected objective of lowering the total cost of services charged to each customer.  The incremental benefit of the Partners for Life program is that we enhance the quality of our customer relationships and encourage increased customer loyalty, and enhanced readiness for the customer to be a reference for us.

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the three months ended March 31, 2014, our (i) recurring revenues grew by 24.8%, compared with the same period in 2013 and (ii) Non-GAAP Operating Income was $23.5 million, or 19.4% of total revenues, as compared with $15.9 million, or 16.2% of total revenues, for the same period in 2013. As of March 31, 2014 and December 31, 2013, our Customer Retention remained consistent at greater than 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Subscription revenues from our Cloud Offering and customer support and maintenance revenues are the primary components of recurring revenues.  The majority of services revenues are derived from implementation consulting services. Subsequent to the discontinuation of selling perpetual licenses of UltiPro to new customers, which occurred in 2009, we sell licenses to existing license customers but only in relation to the customer's employee growth or for Optional Capabilities if the customer already has a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold in the past, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter. Currently, our maintenance revenues are related to renewal maintenance only.

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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings approximated fair value (due to their relatively short maturity) as of March 31, 2014 and December 31, 2013.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Recurring	80.4%	79.7%
Services	19.2	19.9
License	0.4	0.4
Total revenues	100.0	100.0
Cost of revenues:
Recurring	22.3	22.3
Services	18.2	20.1
License	0.1	0.1
Total cost of revenues	40.6	42.5
Gross Profit	59.4	57.5
Operating expenses:
Sales and marketing	23.8	23.4
Research and development	16.3	16.5
General and administrative	9.1	9.1
Total operating expenses	49.2	49.0
Operating income	10.2	8.5
Other income (expense):
Interest expense and other	(0.1)	(0.1)
Other income, net	0.1	—
Total other income (expense), net	—	(0.1)
Income before income taxes	10.2	8.4
Provision for income taxes	(4.5)	(3.8)
Net income	5.7%	4.6%

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.

Total revenues increased 23.7% to $121.1 million for the three months ended March 31, 2014 from $97.9 million for the three months ended March 31, 2013.

Recurring revenues, consisting of subscription revenues from our Cloud Offering and customer support and maintenance revenues, increased 24.8% to $97.4 million for the three months ended March 31, 2014, from $78.1 million for the three months ended March 31, 2013. The increase for the three months ended March 31, 2014 was primarily due to an increase in revenues from our Cloud Offering, partially offset by a decrease in our maintenance revenues.

•
Cloud revenues increased 29.4% for the three months ended March 31, 2014 in comparison to the same period in 2013. The increases in cloud revenues were based on the revenue impact of incremental units sold that have gone Live since March 31, 2013, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring revenues for cloud sales commences when the customer goes Live.

•
Maintenance revenues decreased 22.3% for the three months ended March 31, 2014 in comparison to the same period in 2013.  The decrease resulted from the transition of certain customers who were formerly using UltiPro in connection with the prior purchase of a perpetual license to using UltiPro under our Cloud Offering, combined with the impact of attrition in the ordinary course of business.  Maintenance revenues are recognized on a monthly recurring basis as the maintenance contracts renew annually.

Services revenues increased 19.4% to $23.2 million for the three months ended March 31, 2014 from $19.4 million for the three months ended March 31, 2013.  The increase in services revenues for the three-month period was primarily due to additional implementation revenues from incremental billable consultants and the increased utilization of seasoned consultants and, to a lesser extent, increased services revenues from Form W-2 processing, more time clock revenues and additional implementation revenues from UltiPro Managed Services.

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

Total cost of revenues increased 17.9% to $49.1 million for the three months ended March 31, 2014, from $41.6 million for the three months ended March 31, 2013.

Cost of recurring revenues increased 23.5% to $27.0 million for the three months ended March 31, 2014 from $21.8 million for the three months ended March 31, 2013. The increase in the cost of recurring revenues for the three-month period was primarily due to increases in both cloud costs and maintenance costs, as described below:

•
For the three months ended March 31, 2014, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased hosting data center costs.

•	The increase in maintenance costs for the three months ended March 31, 2014, was primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.

Cost of services revenues increased 11.9% to $22.1 million for the three months ended March 31, 2014 from $19.7 million for the three months ended March 31, 2013. The increase in cost of services revenues for the three-month period was primarily due to increases in the cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants since a year ago).

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 25.8% to $28.8 million for the three months ended March 31, 2014 from $22.9 million for the three months ended March 31, 2013. The increase in sales and marketing expenses for the three-month period was primarily due to increased labor and related costs (including higher sales commissions related to increased cloud revenues), and, to a lesser extent, higher advertising and marketing expenses, partially offset by the timing of costs related to our annual user conference which was held in the first quarter of 2013 and was held in April of 2014. Commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 22.3% to $19.7 million for the three months ended March 31, 2014 from $16.1 million for the three months ended March 31, 2013. The increase in research and development expenses for the three-month period was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended March 31, 2014, we capitalized a total of $6.9 million (including $0.2 million in non-cash stock-based compensation) for internal-use software costs from a development project that will be offered exclusively as a cloud product (the "Development Project"). During the three months ended March 31, 2013, we capitalized a total of $3.3 million (including $0.4 million in non-cash stock-based compensation) for the Development Project. The capitalized costs for this Development Project were from direct labor costs and third party consulting fees.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 23.9% to $11.1 million for the three months ended March 31, 2014 from $8.9 million for the three months ended March 31, 2013.  The increase in general and administrative expenses for the three-month period was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations.

Income Taxes

Income taxes for the three months ended March 31, 2014 and March 31, 2013 included a consolidated provision of $5.5 million and $3.7 million, respectively.   The effective income tax rate for the three months ended March 31, 2014 and March 31, 2013 was 44.4% and 45.3%, respectively.   The decrease in the effective income tax rate for the three months ended March 31, 2014 was principally due to a benefit attributable to a lower ratio of nondeductible expenses to pre-tax income.

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

We recognized $19.9 million of deferred tax assets, net of deferred tax liabilities, as of March 31, 2014.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada, and were not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of March 31, 2014, we had $99.4 million in cash, cash equivalents and investments in marketable securities, reflecting a net increase of $10.9 million since December 31, 2013.  This $10.9 million increase was primarily due to cash provided by operations of $32.1 million (excluding the non-cash impact of the excess tax benefit from stock option exercises) and proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises of $2.3 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $12.1 million (which includes $6.9 million of capitalized labor costs and third-party consulting fees, paid in cash, associated with the Development Project), cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $10.2 million and payments on borrowings of $0.3 million.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $7.5 million during the three months ended March 31, 2014 to $25.6 million, as compared with $18.1 million for the three months ended March 31, 2013. This increase was primarily due to an increase in operating income and changes in working capital accounts, after adjusting for the impact of non-cash expenses such as depreciation and amortization and expense associated with stock-based compensation awards.

Net cash used in investing activities was $460.3 million for the three months ended March 31, 2014, as compared with $366.4 million for the three months ended March 31, 2013.  The increase of $93.9 million was primarily attributable to an increase in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) of $87.5 million and, to a lesser extent, an increase in cash purchases of property and equipment of $5.0 million. During the three months ended March 31, 2014, we capitalized software development costs related to the Development Project, totaling $6.9 million (including $0.2 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. Customer funds, temporarily held by us as a result of our UltiPro Payment Services, are held primarily in our bank accounts and invested by us in accordance with our internal investment strategies.   These customer funds are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's.

Net cash provided by financing activities was $446.4 million for the three months ended March 31, 2014, as compared with $361.8 million for the three months ended March 31, 2013. The $84.5 million increase was primarily related to an increase of $87.5 million in UltiPro Payment Services and an increase in excess tax benefits from stock option exercises of $2.2 million, partially offset by an increase of $4.1 million in cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units, a decrease in cash proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $0.6 million, and, to a lesser extent, a payment on other borrowings of $0.3 million.

Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of March 31, 2014 were 61 days as compared with 64 days as of March 31, 2013.

Deferred revenues were $103.8 million at March 31, 2014, as compared with $103.2 million at December 31, 2013.  The increase of $0.6 million in deferred revenues was primarily due to increased deferred cloud revenues and increased deferred services revenues, partially offset by decreased deferred maintenance revenues. The majority of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to sales of cloud units and deferred maintenance revenues.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

As of March 31, 2014, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.

Off-Balance Sheet Arrangements

We do not, and, as of March 31, 2014, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three months ended March 31, 2014, stock-based compensation expense was $10.8 million, on a pre-tax basis. For the three months ended March 31, 2013, stock-based compensation expense was $7.6 million, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three months ended March 31, 2014, the amortization of acquired intangible assets was $0.3 million. There was no amortization of acquired intangible assets for the three months ended March 31, 2013. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Three Months Ended March 31,
	2014	2013
Non-GAAP operating income reconciliation:
Operating income	$12,370	$8,304
Operating income, as a % of total revenues	10.2%	8.5%
Add back:
Non-cash stock-based compensation expense	10,838	7,597
Non-cash amortization of acquired intangible assets	289	—
Non-GAAP operating income	$23,497	$15,901
Non-GAAP operating income, as a % of total revenues	19.4%	16.2%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2014, total investments in available-for-sale marketable securities were $10.6 million.

As of March 31, 2014, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.3% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its March 31, 2014 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $61 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $27 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of March 31, 2014, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended March 31, 2014 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The number of shares of Common Stock repurchased by us during the three months ended March 31, 2014 is as indicated below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2014	—	—	4,053,835	946,165
February 1 - 28, 2014	61,739	$165.48	4,053,835	946,165
March 1 - 31, 2014	—	—	4,053,835	946,165

(1) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 5,000,000 shares of its issued and outstanding Common Stock. As of March 31, 2014, Ultimate had purchased 4,053,835 shares of Ultimate's issued and outstanding Common Stock under our stock repurchase plan, with 946,165 shares being available for repurchase in the future. There were no repurchases of shares of Ultimate's issued and outstanding Common Stock under the stock repurchase plan during the three months ended March 31, 2014.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2014 and March 31, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and March 31, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and March 31, 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

____________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	May 9, 2014	By:	/s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)