Form 10-Q
period 2014-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2014-08-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 28,261,313 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of June 30, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$80,967	$79,794
Investments in marketable securities	7,780	8,682
Accounts receivable, net of allowance for doubtful accounts of $675 for 2014 and 2013	84,354	85,676
Prepaid expenses and other current assets	32,528	29,374
Deferred tax assets, net	949	1,015
Total current assets before funds held for clients	206,578	204,541
Funds held for clients	461,901	262,227
Total current assets	668,479	466,768
Property and equipment, net	75,147	58,186
Goodwill	26,169	26,942
Investments in marketable securities	2,548	1,771
Intangible assets, net	7,704	8,274
Other assets, net	18,603	17,340
Deferred tax assets, net	21,250	18,913
Total assets	$819,900	$598,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,341	$6,422
Accrued expenses	26,647	26,040
Deferred revenue	103,649	102,686
Capital lease obligations	3,576	2,949
Other borrowings	670	2,264
Total current liabilities before client fund obligations	141,883	140,361
Client fund obligations	461,901	262,227
Total current liabilities	603,784	402,588
Deferred revenue	256	498
Deferred rent	2,724	2,687
Capital lease obligations	3,369	2,240
Other borrowings	128	593
Deferred income tax liability	1,244	1,371
Total liabilities	611,505	409,977
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 32,427,222 and 32,132,376 shares issued and outstanding in 2014 and 2013, respectively	324	321
Additional paid-in capital	342,493	315,691
Accumulated other comprehensive loss	(1,334)	(1,442)
Accumulated earnings (deficit)	5,437	(7,809)
	346,920	306,761
Treasury stock, 4,216,626 and 4,053,835 shares, at cost, for 2014 and 2013, respectively	(138,525)	(118,544)
Total stockholders’ equity	208,395	188,217
Total liabilities and stockholders’ equity	$819,900	$598,194

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Recurring	$102,108	$80,754	$199,526	$158,836
Services	19,841	16,392	43,049	35,837
License	48	323	500	713
Total revenues	121,997	97,469	243,075	195,386
Cost of revenues:
Recurring	28,422	22,543	55,376	44,371
Services	21,037	18,030	43,111	37,758
License	11	73	83	163
Total cost of revenues	49,470	40,646	98,570	82,292
Gross profit	72,527	56,823	144,505	113,094
Operating expenses:
Sales and marketing	29,462	22,672	58,291	45,582
Research and development	20,433	16,864	40,153	32,994
General and administrative	11,244	8,285	22,303	17,212
Total operating expenses	61,139	47,821	120,747	95,788
Operating income	11,388	9,002	23,758	17,306
Other income (expense):
Interest and other expense	(106)	(56)	(172)	(136)
Other income, net	96	6	171	47
Total other (expense) income, net	(10)	(50)	(1)	(89)
Income before income taxes	11,378	8,952	23,757	17,217
Provision for income taxes	(5,015)	(4,050)	(10,511)	(7,795)
Net income	$6,363	$4,902	$13,246	$9,422
Net income per share:
Basic	$0.23	$0.18	$0.47	$0.34
Diluted	$0.22	$0.17	$0.45	$0.33
Weighted average shares outstanding:
Basic	28,252	27,735	28,224	27,606
Diluted	29,218	28,875	29,284	28,812

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$6,363	$4,902	$13,246	$9,422
Other comprehensive income (loss):
Unrealized gain (loss) on investments in marketable available-for-sale securities	2	(2)	4	(4)
Unrealized gain (loss) on foreign currency translation adjustments	942	(516)	105	(780)
Other comprehensive income (loss), before tax	944	(518)	109	(784)
Income tax expense related to items of other comprehensive income	(1)	(1)	(3)	—
Other comprehensive income (loss), net of tax	943	(519)	$106	$(784)
Comprehensive income	$7,306	$4,383	$13,352	$8,638

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$13,246	$9,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,955	7,742
Provision for doubtful accounts	1,096	1,131
Non-cash stock-based compensation expense	22,016	15,375
Income taxes	10,253	7,679
Excess tax benefit from employee stock plan	(12,651)	(8,623)
Changes in operating assets and liabilities:
Accounts receivable	226	(1,070)
Prepaid expenses and other current assets	(3,154)	(3,982)
Other assets	(1,263)	654
Accounts payable	919	(1,216)
Accrued expenses and deferred rent	644	3,312
Deferred revenue	721	2,047
Net cash provided by operating activities	41,008	32,471
Cash flows from investing activities:
Purchases of property and equipment	(21,014)	(14,069)
Purchases of marketable securities	(6,085)	(6,800)
Maturities of marketable securities	6,208	7,452
Net purchases of client funds securities	(199,674)	(162,868)
Net cash used in investing activities	(220,565)	(176,285)
Cash flows from financing activities:
Repurchases of Common Stock	(19,981)	—
Net proceeds from issuances of Common Stock	3,029	5,706
Excess tax benefits from employee stock plan	12,651	8,623
Shares acquired to settle employee tax withholding liability	(10,727)	(6,693)
Principal payments on capital lease obligations	(1,930)	(1,803)
Repayments of other borrowings	(2,059)	(1,728)
Net increase in client fund obligations	199,674	162,868
Net cash provided by financing activities	180,657	166,973
Effect of exchange rate changes on cash	73	(783)
Net increase in cash and cash equivalents	1,173	22,376
Cash and cash equivalents, beginning of period	79,794	58,817
Cash and cash equivalents, end of period	$80,967	$81,193

Supplemental disclosure of cash flow information:
Cash paid for interest	$152	$176
Cash paid for taxes	$314	$265

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$3,677	$1,224
Stock consideration adjustment recorded for acquisitions	$(818)	$—

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   We market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, and mid-market companies, which we define as having approximately 500-1,500 employees. UltiPro is marketed primarily through our enterprise and mid-market direct sales teams. We have defined the market opportunity of companies with 100 to 500 employees as the strategic market. We plan to accelerate our penetration of this market with a dedicated salesforce beginning in the third quarter of 2014.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for clients and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value (due to their relatively short maturity) as of June 30, 2014 and December 31, 2013.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2014-09, “Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for Ultimate on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect the standard will have on our ongoing financial reporting.

4.     Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Realized gains and losses resulting from available-for-sale securities are included in other (expense) income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014 and June 30, 2013.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $1 thousand of unrealized gain and $4 thousand of unrealized gain, net of tax, on available-for-sale securities as of June 30, 2014 and December 31, 2013, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of June 30, 2014 and December 31, 2013 are shown below (in thousands):

	As of June 30, 2014			As of December 31, 2013
	Amortized Cost	Net Unrealized Gain	Fair Value	Amortized Cost	Net Unrealized Gain	Fair Value
Corporate debentures and bonds	$7,508	$1	$7,509	$7,375	$4	$7,379
Commercial paper	1,798	—	1,798	1,799	—	1,799
U.S. Agency bonds	504	—	504	760	—	760
Certificates of deposit	517	—	517	515	—	515
Total investments	$10,327	$1	$10,328	$10,449	$4	$10,453

The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of June 30, 2014, are shown below (in thousands):

	June 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$7,778	$7,780
Due after one year	2,549	2,548
Total	$10,327	$10,328

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued, based on quoted market prices in active markets, include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not

have any transfers into and out of Level 1 or Level 2 during the three and six months ended June 30, 2014 or the twelve months ended December 31, 2013.  No assets or investments were classified as Level 3 as of June 30, 2014 or as of December 31, 2013.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014				As of December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$7,509	$—	$7,509	$—	$7,379	$—	$7,379	$—
Commercial paper	1,798	—	1,798	—	1,799	—	1,799	—
U.S. Agency bonds	504	—	504	—	760	—	760	—
Certificates of deposit	517	517	—	—	515	515	—	—
Total	$10,328	$517	$9,811	$—	$10,453	$515	$9,938	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of June 30, 2014 and the audited consolidated balance sheet as of December 31, 2013 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of June 30, 2014 and December 31, 2013.

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

Property and equipment as of June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013

Computer equipment	$113,113	$103,154
Internal-use software	37,855	24,238
Other property and equipment	26,792	25,047
Property and equipment	177,760	152,439
Less: accumulated depreciation and amortization	(102,613)	(94,253)
Property and equipment, net	$75,147	$58,186

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three and six months ended June 30, 2014, we capitalized $6.7 million and $13.6 million, respectively, of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There were $4.0 million and $7.3 million of software development costs related to the Development Project which were capitalized in the three and six months ended June 30, 2013, respectively. These capitalized costs were from direct labor costs and third party consulting fees and are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During both the three and six months ended June 30, 2014, there was $0.1 million of amortization associated with a particular product module, eRecruitment, of the Development Project which was ready for its intended use during the three months ended June 30, 2014. There was no amortization associated with the Development Project during the three and six months ended June 30, 2013.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Prepaid commissions	$19,664	$19,942
Other prepaid expenses	6,839	2,783
Other current assets	6,025	6,649
Total prepaid expenses and other current assets	$32,528	$29,374

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

The changes in the carrying value of goodwill since December 31, 2013 were as follows (in thousands):

For the Six Months Ended June 30, 2014

Goodwill, December 31, 2013	$26,942
Purchase price adjustments (1)	(818)
Translation adjustment (2)	45
Goodwill, June 30, 2014	$26,169

(1) During the six months ended June 30, 2014, we adjusted the purchase price for each of the acquisitions which were entered into in the fourth fiscal quarter of 2013 with respect to the related dollar value of the stock consideration paid in each acquisition.

(2) Represents the impact of the foreign currency translation of the portion of goodwill that is recorded by our Canadian subsidiary whose functional currency is also its local currency. Such goodwill is translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).

Intangible Assets

The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount
Developed technology	$5,200	$(532)	$(176)	$4,492
Customer relationships	3,200	(220)	(2)	2,978
Non-compete agreements	300	(65)	(1)	234
	$8,700	$(817)	$(179)	$7,704

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount
Developed technology	$5,200	$(180)	$(179)	$4,841
Customer relationships	3,200	(47)	(3)	3,150
Non-compete agreements	300	(15)	(2)	283
	$8,700	$(242)	$(184)	$8,274

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

Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $286 thousand and $575 thousand for the three and six months ended June 30, 2014, respectively. There was no amortization expense for acquired intangible assets for the three and six months ended June 30, 2013. Future amortization expense for acquired intangible assets is as follows, as of June 30, 2014 (in thousands):

Year	Amount
2014	$588
2015	1,158
2016	1,135
2017	1,026
2018	1,026
Thereafter	2,771
Total	$7,704

8.	Earnings Per Share

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

The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	28,252	27,735	28,224	27,606
Effect of dilutive equity instruments	966	1,140	1,060	1,206
Diluted weighted average shares outstanding	29,218	28,875	29,284	28,812

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	156	—	120	5

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive loss, a component of stockholders’ equity.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014 and June 30, 2013.

For the three and six months ended June 30, 2014, Ultimate had cumulative unrealized translation gains of $0.9 million and $0.1 million, respectively. For the three and six months ended June 30, 2013, Ultimate had cumulative unrealized translation losses of $0.5 million and $0.8 million, respectively. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, are unrealized translation losses of $1.3 million as of June 30, 2014 and $1.4 million as of December 31, 2013.

10.	Stock-Based Compensation

Summary of Plans

Our Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of options (“Options”) to non-employee directors, officers and employees of Ultimate to purchase shares of Common Stock.  The Plan also authorizes the grant to such persons of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, together with the Options, the “Awards”).

As of June 30, 2014, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,376,625 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Non-cash stock-based compensation expense:
Cost of recurring revenues	$1,382	$973	$2,622	$1,837
Cost of services revenues	1,133	864	2,188	1,824
Sales and marketing	4,937	3,185	9,734	6,281
Research and development	1,178	816	2,448	1,586
General and administrative	2,548	1,940	5,024	3,847
Total non-cash stock-based compensation expense	$11,178	$7,778	$22,016	$15,375

Net cash proceeds from the exercise of Options were $0.7 million and $3.0 million for the three and six months ended June 30, 2014, respectively, and $2.8 million and $5.7 million for the three and six months ended June 30, 2013, respectively. There was a $6.1 million and a $12.7 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three and six months ended June 30, 2014, respectively, and a $4.3 million and $8.6 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three and six months ended June 30, 2013, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no Options granted during the three and six months ended June 30, 2014.  The following table summarizes stock option activity (for previously granted Options) for the six months ended June 30, 2014 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,032	$24.69	3.14	$132,615
Granted	—	$—	—	—
Exercised	(156)	$19.36	—	—
Forfeited or expired	—	$—	—	—
Outstanding at June 30, 2014	876	$25.64	2.92	$98,509
Exercisable at June 30, 2014	876	$25.64	2.92	$98,509

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on June 30, 2014.  The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock.  Total intrinsic value of Options exercised was $4.5 million and $25.9 million for the three and six months ended June 30, 2014, respectively, and $14.4 million and $27.4 million for the three and six months ended June 30, 2013, respectively. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three and six months ended June 30, 2014 and June 30, 2013, respectively.

As of June 30, 2014, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.

During the three months ended June 30, 2014 and June 30, 2013, we granted restricted stock awards for 2,625 shares and 5,251 shares of Common Stock, respectively, to non-employee directors. There were 10,405 and 11,100 restricted stock unit awards granted to employees during the three months ended June 30, 2014 and June 30, 2013, respectively.

During the three months ended June 30, 2014, 8,210 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended June 30, 2013, 9,580 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended June 30, 2014, there were no shares of Common Stock previously issued under restricted stock awards that vested and were released to officers and employees. During the three months ended June 30, 2013, there were no shares of Common Stock previously issued under restricted stock awards that vested and were released to officers and employees.

During the three months ended June 30, 2014, 12,458 shares of Common Stock became issuable to officers and employees under restricted stock unit awards that vested and were released during such period.  4,329 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.5 million, while 8,129 of such shares were issued to the holders of such awards.  During the three months ended June 30, 2013, 14,035 shares became issuable to officers and employees under restricted stock unit awards that vested and were released during such period.  4,856 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.5 million, while 9,179 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the six months ended June 30, 2014 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2013	968	$91.28	501
Granted	10	$152.87	161
Vested and Released	(17)	$31.06	(188)
Forfeited or expired	—	$—	(13)
Outstanding at June 30, 2014	961	$92.97	461

As of June 30, 2014, $54.2 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 2.0 years.  As of June 30, 2014, $41.9 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 1.8 years.

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

Overview

Ultimate Software is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. We attained our leadership position, we believe, through our focus on unified HCM, cloud technology, and strong customer relationships. At June 30, 2014, we had more than 17 million people records in our HCM cloud.

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

Our cloud offering of UltiPro (the “Cloud Offering”) provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that our Cloud Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the

Cloud Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are currently managed at three data centers-–one located in the Atlanta, Georgia area, one in the Phoenix, Arizona area and another one in the Toronto, Canada area. All data centers are owned and operated by independent third parties.

We currently market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, and mid-market companies, which we define as having approximately 500-1,500 employees. Our mid-market customers have access to nearly all the features that our larger enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid-market do not have information technology (“IT”) staff on their premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.”  UltiPro is marketed primarily through our enterprise and mid-market direct sales teams. We have defined the market opportunity of companies with 100 to 500 employees as the strategic market. We plan to accelerate our penetration of this market with a dedicated salesforce beginning in the third quarter of 2014.

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

To further simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in November 2013 as a result of the acquisition of Accel HR, a Georgia-based company, in November 2013. UltiPro Managed Services is designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or Human Resources Information System ("HRIS") services that typically take a one-size-fits-all approach, UltiPro Managed Services allows customers to select from a number of payroll management, HRIS, and/or benefits management services and combine them into a tailored solution that best suits their unique needs. Accel HR had provided these types of services to large and mid-market corporate customers in North America since 2004 and, since 2007 Accel HR had partnered exclusively with Ultimate to provide these services to their UltiPro customers.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the three months ended June 30, 2014, our (i) recurring revenues grew by 26.4%, compared with the same period in 2013, and (ii) Non-GAAP Operating Income was $22.9 million, or 18.7% of total revenues, as compared with $16.8 million, or 17.2% of total revenues, for the same period in 2013. For the six months ended June 30, 2014, our (i) recurring revenues grew by 25.6%, compared with the same period in 2013 and (ii) Non-GAAP Operating Income was $46.3 million, or 19.1% of total revenues as compared with $32.7 million, or 16.7% of total revenues, for the same period last year. As of June 30, 2014 and December 31, 2013, our Customer Retention remained consistent at greater than 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings approximated fair value (due to their relatively short maturity) as of June 30, 2014 and December 31, 2013.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Recurring	83.7%	82.9%	82.1%	81.3%
Services	16.3	16.8	17.7	18.3
License	—	0.3	0.2	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	23.3	23.1	22.9	22.7
Services	17.3	18.5	17.7	19.3
License	—	0.1	—	0.1
Total cost of revenues	40.6	41.7	40.6	42.1
Gross Profit	59.4	58.3	59.4	57.9
Operating expenses:
Sales and marketing	24.1	23.3	23.9	23.3
Research and development	16.8	17.3	16.5	16.9
General and administrative	9.2	8.5	9.2	8.8
Total operating expenses	50.1	49.1	49.6	49.0
Operating income	9.3	9.2	9.8	8.9
Other income (expense):
Interest expense and other	(0.1)	—	(0.1)	(0.1)
Other income, net	0.1	—	0.1	—
Total other income (expense), net	—	—	—	(0.1)
Income before income taxes	9.3	9.2	9.8	8.8
Provision for income taxes	(4.1)	(4.2)	(4.4)	(4.0)
Net income	5.2%	5.0%	5.4%	4.8%

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.

Total revenues increased 25.2% to $122.0 million for the three months ended June 30, 2014 from $97.5 million for the three months ended June 30, 2013, and 24.4% to $243.1 million for the six months ended June 30, 2014 from $195.4 million for the six months ended June 30, 2013.

Recurring revenues, consisting of subscription revenues from our Cloud Offering and customer support and maintenance revenues, increased 26.4% to $102.1 million for the three months ended June 30, 2014, from $80.8 million for the three months ended June 30, 2013, and 25.6% to $199.5 million for the six months ended June 30, 2014 from $158.8 million for the six months ended June 30, 2013. The increases for the three and six months ended June 30, 2014 were primarily due to an increase in revenues from our Cloud Offering, partially offset by a decrease in our maintenance revenues.

•
Cloud revenues increased 32.9% for the three months ended June 30, 2014 and 31.9% for the six months ended June 30, 2014, both in comparison with the same periods in 2013. The increases in cloud revenues were based on the revenue impact of incremental units sold that have gone Live since June 30, 2013, including the UltiPro core product and, to a lesser extent, Optional Features of UltiPro.  Recognition of recurring revenues for cloud sales commences when the customer goes Live.

•
Maintenance revenues decreased 25.1% for the three months ended June 30, 2014 and 23.7% for the six months ended June 30, 2014, both in comparison with the same periods in 2013.  The decreases primarily resulted from the conversion of certain customers who were formerly using UltiPro in connection with the prior purchase of a perpetual license ("Legacy" customers) to using UltiPro under our Cloud Offering, combined with the impact of attrition from Legacy customers in the ordinary course of business.  Maintenance revenues are recognized on a monthly recurring basis as the underlying maintenance contracts renew annually.

Services revenues increased 21.0% to $19.8 million for the three months ended June 30, 2014 from $16.4 million for the three months ended June 30, 2013, and 20.1% to $43.0 million for the six months ended June 30, 2014 from $35.8 million for the six months ended June 30, 2013.  The increases in services revenues for the three and six month periods were primarily due to additional implementation revenues from incremental billable consultants and the increased utilization of seasoned consultants.

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

Total cost of revenues increased 21.7% to $49.5 million for the three months ended June 30, 2014, from $40.6 million for the three months ended June 30, 2013. Total cost of revenues increased 19.8% to $98.6 million for the six months ended June 30, 2014 from $82.3 million for the six months ended June 30, 2013.

Cost of recurring revenues increased 26.1% to $28.4 million for the three months ended June 30, 2014 from $22.5 million for the three months ended June 30, 2013, and 24.8% to $55.4 million for the six months ended June 30, 2014 from $44.4 million for the six months ended June 30, 2013. The increase in the cost of recurring revenues for the three and six month periods were primarily due to increases in both cloud costs and customer support and maintenance costs, as described below:

•
For the three months ended June 30, 2014, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased hosting data center costs. For the six months ended June 30, 2014, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs, partially offset by decreased hosting data center costs primarily resulting from negotiated lower rates.

•
The increases in customer support and maintenance costs for the three and six months ended June 30, 2014, were primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.

Cost of services revenues increased 16.7% to $21.0 million for the three months ended June 30, 2014 from $18.0 million for the three months ended June 30, 2013, and 14.2% to $43.1 million for the six months ended June 30, 2014 from $37.8 million for the six months ended June 30, 2013. The increases in cost of services revenues for the three- and six-month periods were due to increases in the cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants since a year ago).

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 29.9% to $29.5 million for the three months ended June 30, 2014 from $22.7 million for the three months ended June 30, 2013, and by 27.9% to $58.3 million for the six months ended June 30, 2014 from $45.6 million for the six months ended June 30, 2013. The increase in sales and marketing expenses for the three- and six-month periods were primarily due to increased labor and related costs and, to a lesser extent, higher advertising and marketing expenses. Also contributing to the increase for the three months ended June 30, 2014 was the timing of costs related to our annual user conference which was held in the second quarter of 2014 and was held in the first quarter of 2013. Commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 21.2% to $20.4 million for the three months ended June 30, 2014 from $16.9 million for the three months ended June 30, 2013 and by 21.7% to $40.2 million for the six months ended June 30, 2014 from $33.0 million for the six months ended June 30, 2013. The increase in research and development expenses for the three-month period was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended June 30, 2014 and June 30, 2013, we capitalized a total of $6.7 million (including $0.4 million in non-cash stock-based compensation) and $4.0 million (including $0.4 million in non-cash stock-based compensation), respectively, for internal-use software costs from a development project that will be offered exclusively as a cloud product (the "Development Project"). During the six months ended June 30, 2014 and June 30, 2013, we capitalized a total of $13.6 million (including $0.6 million in non-cash stock-based compensation) and $7.3 million (including $0.8 million in non-cash stock-based compensation), respectively, for the Development Project. The capitalized costs for this Development Project were from direct labor costs and third party consulting fees. One product module within the Development Project was ready for its intended use during the three months ended June 30, 2014 and the related amortization has commenced. Such amortization expense (which totaled $0.1 million in the three months ended June 30, 2014) is included in cost of recurring revenues.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 35.7% to $11.2 million for the three months ended June 30, 2014 from $8.3 million for the three months ended June 30, 2013 and by 29.6% to $22.3 million for the six months ended June 30, 2014 from $17.2 million for the six months ended June 30, 2013.  The increase in general and administrative expenses for the three- and six-month periods was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations.

Income Taxes

Income taxes for the three months ended June 30, 2014 and June 30, 2013 included a consolidated provision of $5.0 million and $4.1 million, respectively.   The effective income tax rate for the three months ended June 30, 2014 and June 30, 2013 was 44.1% and 45.2%, respectively.   Income taxes for the six months ended June 30, 2014 and June 30, 2013 included a consolidated provision of $10.5 million and $7.8 million, respectively.   The effective income tax rate for the six months ended June 30, 2014 and June 30, 2013 was 44.2% and 45.3%, respectively. The decrease in the effective income tax rate for the three and six months ended June 30, 2014 was principally due to a benefit attributable to a lower ratio of nondeductible expenses to pre-tax income.

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

We recognized $21.0 million of deferred tax assets, net of deferred tax liabilities, as of June 30, 2014.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada, and were not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of June 30, 2014, we had $88.7 million in cash, cash equivalents and short-term investments in marketable securities, reflecting a net increase of $0.3 million since December 31, 2013.  This $0.3 million increase was primarily due to cash provided by operations of $53.7 million (excluding the non-cash impact of the excess tax benefit associated with stock-based payment deductions) and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $3.0 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $22.9 million (which includes $13.0 million of capitalized labor costs and third-party consulting fees, paid in cash, associated with the Development Project), cash of $20.0 million used for the repurchases of shares of Common Stock under our previously announced stock repurchase plan ("Stock Repurchase Plan"), cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $10.7 million, and repayments on other borrowings of $2.1 million.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $8.5 million during the six months ended June 30, 2014 to $41.0 million, as compared with $32.5 million for the six months ended June 30, 2013. This increase was primarily due to an increase in operating income and changes in working capital accounts, after adjusting for the impact of non-cash expenses such as depreciation and amortization and expense associated with stock-based compensation awards.

Net cash used in investing activities was $220.6 million for the six months ended June 30, 2014, as compared with $176.3 million for the six months ended June 30, 2013.  The increase of $44.3 million was primarily attributable to an increase in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) of $36.8 million and, to a lesser extent, an increase in cash purchases of property and equipment of $6.9 million. During the six months ended June 30, 2014, we capitalized software development costs related to the Development Project, totaling $13.6 million (including $0.6 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. Customer funds, temporarily held by us as a result of our UltiPro Payment Services, are held primarily in our bank accounts and invested by us in accordance with our internal investment strategies.   These customer funds are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's.

Net cash provided by financing activities was $180.7 million for the six months ended June 30, 2014, as compared with $167.0 million for the six months ended June 30, 2013. The $13.7 million increase was primarily related to an increase of $36.8 million in UltiPro Payment Services and an increase in excess tax benefits associated with stock-based payment deductions of $4.0 million, partially offset by an increase of $20.0 million for the repurchase of shares of our Common Stock, under our Stock Repurchase Plan, an increase of $4.0 million in cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units, a decrease in cash proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $2.7 million, and, to a lesser extent, an increase in payments on other borrowings of $0.3 million.

Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of June 30, 2014 were 63 days as compared with 66 days as of June 30, 2013.

Deferred revenues were $103.9 million at June 30, 2014, as compared with $103.2 million at December 31, 2013.  The increase of $0.7 million in deferred revenues was primarily due to increased deferred cloud revenues and increased deferred services revenues from increased sales, partially offset by decreased deferred maintenance revenues primarily in association with the conversion of Legacy customers to the cloud. The majority of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to sales of cloud units and deferred maintenance revenues.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

As of June 30, 2014, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.

Off-Balance Sheet Arrangements

We do not, and, as of June 30, 2014, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Forward-Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following Quantitative and Qualitative Disclosures about Market Risk contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the SEC.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-Q and the Form 10-K, including the risk factors set forth in "Part I, Item 1A. Risk Factors" of the Form 10-K. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three and six months ended June 30, 2014, stock-based compensation expense was $11.2 million and $22.0 million, respectively, on a pre-tax basis. For the three and six months ended June 30, 2013, stock-based compensation expense was $7.8 million and $15.4 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three and six months ended June 30, 2014, the amortization of acquired intangible assets was $0.3 million and $0.6 million, respectively. There was no amortization of acquired intangible assets for the three and six months ended June 30, 2013. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Non-GAAP operating income reconciliation:
Operating income	$11,388	$9,002	$23,758	$17,306
Operating income, as a % of total revenues	9.3%	9.2%	9.8%	8.9%
Add back:
Non-cash stock-based compensation expense	11,178	7,778	22,016	15,375
Non-cash amortization of acquired intangible assets	286	—	575	—
Non-GAAP operating income	$22,852	$16,780	$46,349	$32,681
Non-GAAP operating income, as a % of total revenues	18.7%	17.2%	19.1%	16.7%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2014, total investments in available-for-sale marketable securities were $10.3 million.

As of June 30, 2014, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.4% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its June 30, 2014 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $71 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $33 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of June 30, 2014, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended June 30, 2014 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The number of shares of Common Stock repurchased by us during the three months ended June 30, 2014 is as indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2014	—	—	4,053,835	946,165
May 1 - 31, 2014	4,329 (1)	$118.03	4,053,835	946,165
May 1 - 31, 2014	162,791	$123.14	4,216,626	783,374
June 1 - 30, 2014	—	—	4,216,626	783,374

(1) Represents 4,329 shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 5,000,000 shares of its Common Stock. As of June 30, 2014, Ultimate had purchased 4,216,626 shares of Common Stock under our stock repurchase plan, with 783,374 shares being available for repurchase in the future. During the three months ended June 30, 2014, we purchased 162,791 shares of Common Stock under the stock repurchase plan at an average cost per share of $123.14.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2014 and June 30, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and June 30, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and June 30, 2013 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	August 8, 2014	By:	/s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)