Form 10-Q
period 2014-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2014-11-07
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 28,370,881 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of September 30, 2014	As of December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$99,923	$79,794
Investments in marketable securities	8,711	8,682
Accounts receivable, net of allowance for doubtful accounts of $675 for 2014 and 2013	88,144	85,676
Prepaid expenses and other current assets	34,729	29,374
Deferred tax assets, net	909	1,015
Total current assets before funds held for clients	232,416	204,541
Funds held for clients	378,839	262,227
Total current assets	611,255	466,768
Property and equipment, net	82,188	58,186
Goodwill	25,774	26,942
Investments in marketable securities	1,973	1,771
Intangible assets, net	7,218	8,274
Other assets, net	19,284	17,340
Deferred tax assets, net	35,619	18,913
Total assets	$783,311	$598,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,935	$6,422
Accrued expenses	32,374	26,040
Deferred revenue	105,809	102,686
Capital lease obligations	3,675	2,949
Other borrowings	632	2,264
Total current liabilities before client fund obligations	150,425	140,361
Client fund obligations	378,839	262,227
Total current liabilities	529,264	402,588
Deferred revenue	200	498
Deferred rent	2,281	2,687
Capital lease obligations	3,454	2,240
Other borrowings	—	593
Deferred income tax liability	1,131	1,371
Total liabilities	536,330	409,977
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 32,542,677 and 32,132,376 shares issued and outstanding in 2014 and 2013, respectively	325	321
Additional paid-in capital	362,602	315,691
Accumulated other comprehensive loss	(2,514)	(1,442)
Accumulated earnings (deficit)	25,093	(7,809)
	385,506	306,761
Treasury stock, 4,216,626 and 4,053,835 shares, at cost, for 2014 and 2013, respectively	(138,525)	(118,544)
Total stockholders’ equity	246,981	188,217
Total liabilities and stockholders’ equity	$783,311	$598,194

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Recurring	$107,362	$85,244	$306,888	$244,080
Services	20,047	17,703	63,096	53,540
License	22	161	522	874
Total revenues	127,431	103,108	370,506	298,494
Cost of revenues:
Recurring	30,598	23,384	85,974	67,755
Services	21,528	18,935	64,639	56,693
License	5	35	88	198
Total cost of revenues	52,131	42,354	150,701	124,646
Gross profit	75,300	60,754	219,805	173,848
Operating expenses:
Sales and marketing	28,104	22,481	86,395	68,063
Research and development	21,419	17,095	61,572	50,089
General and administrative	12,172	9,067	34,475	26,279
Total operating expenses	61,695	48,643	182,442	144,431
Operating income	13,605	12,111	37,363	29,417
Other income (expense):
Interest and other expense	(104)	(67)	(276)	(203)
Other income, net	82	32	253	79
Total other expense, net	(22)	(35)	(23)	(124)
Income before income taxes	13,583	12,076	37,340	29,293
Benefit (provision) for income taxes	6,073	(5,776)	(4,438)	(13,571)
Net income	$19,656	$6,300	$32,902	$15,722
Net income per share:
Basic	$0.69	$0.23	$1.16	$0.57
Diluted	$0.67	$0.22	$1.12	$0.54
Weighted average shares outstanding:
Basic	28,285	27,871	28,246	27,695
Diluted	29,306	29,095	29,302	28,930

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$19,656	$6,300	$32,902	$15,722
Other comprehensive income (loss):
Unrealized (loss) gain on investments in marketable available-for-sale securities	(9)	3	(5)	(2)
Unrealized (loss) gain on foreign currency translation adjustments	(1,176)	294	(1,071)	(486)
Other comprehensive (loss) income, before tax	(1,185)	297	(1,076)	(488)
Income tax benefit (expense) related to items of other comprehensive income	7	(3)	4	(2)
Other comprehensive (loss) income, net of tax	(1,178)	294	$(1,072)	$(490)
Comprehensive income	$18,478	$6,594	$31,830	$15,232

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$32,902	$15,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,157	11,765
Provision for doubtful accounts	1,747	1,762
Non-cash stock-based compensation expense	33,366	23,500
Income taxes	3,968	13,392
Excess tax benefit from employee stock plan	(20,808)	(14,803)
Changes in operating assets and liabilities:
Accounts receivable	(4,215)	(5,204)
Prepaid expenses and other current assets	(5,355)	(2,521)
Other assets	(1,944)	(178)
Accounts payable	1,513	(2,143)
Accrued expenses and deferred rent	5,928	9,788
Deferred revenue	2,825	3,206
Net cash provided by operating activities	64,084	54,286
Cash flows from investing activities:
Purchases of property and equipment	(31,255)	(20,962)
Purchases of marketable securities	(8,335)	(8,746)
Maturities of marketable securities	8,096	8,838
Net purchases of client funds securities	(116,612)	(51,090)
Net cash used in investing activities	(148,106)	(71,960)
Cash flows from financing activities:
Repurchases of Common Stock	(19,981)	—
Net proceeds from issuances of Common Stock	4,629	7,236
Excess tax benefits from employee stock plan	20,808	14,803
Shares acquired to settle employee tax withholding liability	(12,181)	(8,278)
Principal payments on capital lease obligations	(2,996)	(2,696)
Repayments of other borrowings	(2,225)	(1,891)
Net increase in client fund obligations	116,612	51,090
Net cash provided by financing activities	104,666	60,264
Effect of exchange rate changes on cash	(515)	(486)
Net increase in cash and cash equivalents	20,129	42,104
Cash and cash equivalents, beginning of period	79,794	58,817
Cash and cash equivalents, end of period	$99,923	$100,921

Supplemental disclosure of cash flow information:
Cash paid for interest	$235	$268
Cash paid for taxes	$468	$381

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$4,936	$2,664
Stock consideration adjustment recorded for acquisitions	$(818)	$—

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   We market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, mid-market companies, which we define as having approximately 500-1,500 employees, and strategic market companies, which we define as having 100-499 employees. UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for clients and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value (due to their relatively short maturity) as of September 30, 2014 and December 31, 2013.

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

4.     Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Realized gains and losses resulting from available-for-sale securities are included in other (expense) income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014 and September 30, 2013.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $3 thousand of unrealized loss and $4 thousand of unrealized gain, net of tax, on available-for-sale securities as of September 30, 2014 and December 31, 2013, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of September 30, 2014 and December 31, 2013 are shown below (in thousands):

	As of September 30, 2014			As of December 31, 2013
	Amortized Cost	Net Unrealized Loss	Fair Value	Amortized Cost	Net Unrealized Gain	Fair Value
Corporate debentures and bonds	$8,470	$(3)	$8,467	$7,375	$4	$7,379
Commercial paper	1,199	—	1,199	1,799	—	1,799
U.S. Agency bonds	501	—	501	760	—	760
Certificates of deposit	517	—	517	515	—	515
Total investments	$10,687	$(3)	$10,684	$10,449	$4	$10,453

The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of September 30, 2014, are shown below (in thousands):

	September 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$8,712	$8,711
Due after one year	1,975	1,973
Total	$10,687	$10,684

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued, based on quoted market prices in active markets, include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 or Level 2 during the three and nine months ended September 30, 2014 or the twelve months ended December 31, 2013.  No assets or investments were classified as Level 3 as of September 30, 2014 or as of December 31, 2013.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014				As of December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$8,467	$—	$8,467	$—	$7,379	$—	$7,379	$—
Commercial paper	1,199	—	1,199	—	1,799	—	1,799	—
U.S. Agency bonds	501	—	501	—	760	—	760	—
Certificates of deposit	517	517	—	—	515	515	—	—
Total	$10,684	$517	$10,167	$—	$10,453	$515	$9,938	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of September 30, 2014 and the audited consolidated balance sheet as of December 31, 2013 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of September 30, 2014 and December 31, 2013.

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

Property and equipment as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013

Computer equipment	$116,360	$103,154
Internal-use software	44,382	24,238
Other property and equipment	28,316	25,047
Property and equipment	189,058	152,439
Less: accumulated depreciation and amortization	(106,870)	(94,253)
Property and equipment, net	$82,188	$58,186

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three and nine months ended September 30, 2014, we capitalized $6.5 million and $20.1 million, respectively, of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There were $4.7 million and $12.0 million of software development costs related to the Development Project which were capitalized in the three and nine months ended September 30, 2013, respectively. These capitalized costs were from direct labor costs and third party consulting fees and are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and nine months ended September 30, 2014, there was $0.3 million and $0.4 million of amortization, respectively, associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software (e.g., from the Recruitment release) is included in cost of recurring revenues. There was no amortization associated with the Development Project during the three and nine months ended September 30, 2013.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Prepaid commissions	$20,768	$19,942
Other prepaid expenses	7,039	2,783
Other current assets	6,922	6,649
Total prepaid expenses and other current assets	$34,729	$29,374

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

The changes in the carrying value of goodwill since December 31, 2013 were as follows (in thousands):

For the Nine Months Ended September 30, 2014

Goodwill, December 31, 2013	$26,942
Purchase price adjustments (1)	(818)
Translation adjustment (2)	(350)
Goodwill, September 30, 2014	$25,774

(1) During the nine months ended September 30, 2014, we adjusted the purchase price for each of the acquisitions which were entered into in the fourth fiscal quarter of 2013 with respect to the related dollar value of the stock consideration paid in each acquisition.

(2) Represents the impact of the foreign currency translation of the portion of goodwill that is recorded by our Canadian subsidiary whose functional currency is also its local currency. Such goodwill is translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).

Intangible Assets

The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount
Developed technology	$5,200	$(707)	$(373)	$4,120
Customer relationships	3,200	(306)	(4)	2,890
Non-compete agreements	300	(90)	(2)	208
	$8,700	$(1,103)	$(379)	$7,218

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount
Developed technology	$5,200	$(180)	$(179)	$4,841
Customer relationships	3,200	(47)	(3)	3,150
Non-compete agreements	300	(15)	(2)	283
	$8,700	$(242)	$(184)	$8,274

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

Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $286 thousand and $861 thousand for the three and nine months ended September 30, 2014, respectively. There was no amortization expense for acquired intangible assets for the three and nine months ended September 30, 2013.

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

The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	28,285	27,871	28,246	27,695
Effect of dilutive equity instruments	1,021	1,224	1,056	1,235
Diluted weighted average shares outstanding	29,306	29,095	29,302	28,930

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	—	19	7	6

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive loss, a component of stockholders’ equity.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014 and September 30, 2013.

For the three and nine months ended September 30, 2014, Ultimate had cumulative unrealized translation losses of $1.2 million and $1.1 million, respectively. For the three and nine months ended September 30, 2013, Ultimate had a cumulative unrealized translation gain of $0.3 million and a cumulative unrealized loss of $0.5 million, respectively. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, is an unrealized translation loss of $2.5 million as of September 30, 2014 and an unrealized translation loss of $1.4 million as of December 31, 2013.

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

As of September 30, 2014, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,367,692 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Non-cash stock-based compensation expense:
Cost of recurring revenues	$1,402	$1,009	$4,024	$2,846
Cost of services revenues	1,122	868	3,310	2,692
Sales and marketing	5,015	3,352	14,749	9,633
Research and development	1,198	892	3,646	2,478
General and administrative	2,613	2,004	7,637	5,851
Total non-cash stock-based compensation expense	$11,350	$8,125	$33,366	$23,500

Net cash proceeds from the exercise of Options were $1.6 million and $4.6 million for the three and nine months ended September 30, 2014, respectively, and $1.5 million and $7.2 million for the three and nine months ended September 30, 2013, respectively. There was a $8.2 million and a $20.8 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three and nine months ended September 30, 2014, respectively, and a $6.2 million and $14.8 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three and nine months ended September 30, 2013, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no Options granted during the three and nine months ended September 30, 2014.  The following table summarizes stock option activity (for previously granted Options) for the nine months ended September 30, 2014 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,032	$24.69	3.14	$132,615
Granted	—	$—	—	—
Exercised	(236)	$19.64	—	—
Forfeited or expired	—	$—	—	—
Outstanding at September 30, 2014	796	$26.18	2.76	$91,824
Exercisable at September 30, 2014	796	$26.18	2.76	$91,824

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on September 30, 2014.  The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock.  Total intrinsic value of Options exercised was $4.4 million and $34.9 million for the three and nine months ended September 30, 2014, respectively, and $9.0 million and $36.4 million for the three and nine months ended September 30, 2013, respectively. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three and nine months ended September 30, 2014 and September 30, 2013, respectively.

As of September 30, 2014, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.

During the three months ended September 30, 2014 and September 30, 2013, we granted restricted stock awards for 2,570 shares and 5,111 shares of Common Stock, respectively, to non-employee directors. There were 21,755 and 26,525 restricted stock unit awards granted to employees during the three months ended September 30, 2014 and September 30, 2013, respectively.

During the three months ended September 30, 2014, 8,125 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended September 30, 2013, 8,565 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended September 30, 2014 and September 30, 2013, there were no shares of Common Stock previously issued under restricted stock awards that vested and were released to officers and employees.

During the three months ended September 30, 2014, 33,189 shares of Common Stock became issuable to officers and employees under restricted stock unit awards that vested and were released during such period.  10,999 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $1.5 million, while 22,190 of such shares were issued to the holders of such awards.  During the three months ended September 30, 2013, 32,445 shares became issuable to officers and employees under restricted stock unit awards that vested and were released during such period.  10,841 of these shares were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $1.6 million, while 21,604 of such shares were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the nine months ended September 30, 2014 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2013	968	$91.28	501
Granted	13	$148.74	183
Vested and Released	(25)	$31.81	(220)
Forfeited or expired	—	$—	(18)
Outstanding at September 30, 2014	956	$93.59	446

As of September 30, 2014, $48.9 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.8 years.  As of September 30, 2014, $38.2 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 1.7 years.

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

Overview

Ultimate Software is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. We attained our leadership position, we believe, through our focus on unified HCM, cloud technology, and strong customer relationships. At September 30, 2014, we had more than 17 million people records in our HCM cloud.

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

We currently market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, mid-market companies, which we define as having approximately 500-1,500 employees, and strategic companies, which we define as having approximately 100-499 employees. Our mid-market and strategic customers have access to nearly all the features that our larger enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid-market and strategic markets do not have information technology (“IT”) staff on their premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.”  UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams.

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

All Optional Capabilities are priced solely on a subscription basis.  Some of the Optional Capabilities are available to enterprise, mid-market and strategic customers while others are available exclusively to either enterprise, mid-market or strategic customers, and availability is based on the needs of the respective customers, the number of their employees and the complexity of their HCM environment.

To further simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in November 2013 as a result of the acquisition of Accel HR, a Georgia-based company. UltiPro Managed Services is designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or Human Resources Information System ("HRIS") services that typically take a one-size-fits-all approach, UltiPro Managed Services allows customers to select from a number of payroll management, HRIS, and/or benefits management services and combine them into a tailored solution that best suits their unique needs. Accel HR had provided these types of services to large and mid-market corporate customers in North America since 2004 and, since 2007 Accel HR had partnered exclusively with Ultimate to provide these services to their UltiPro customers.

In October 2013, we introduced UltiPro TouchBase in connection with the acquisition of Employtouch, a Canadian-based company, which provides our customers an interactive mobile time clock device that collects time punches, as well as highlights the information most critical to employees and managers via an engaging activity stream. With UltiPro TouchBase, our customers can capture employee time on a touchscreen tablet device, collecting employee-validated data for cost accounting and payroll; can leverage photos for accurate capture of employee time-entry, avoiding 'buddy punches'; and can validate transactions using PIN (Personal Identification Number) entry, HID (Human Interface Device), RFID (Radio Frequency Identification), magnetic swipe or barcode.

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the three months ended September 30, 2014, our (i) recurring revenues grew by 25.9%, compared with the same period in 2013, and (ii) Non-GAAP Operating Income was $25.2 million, or 19.8% of total revenues, as compared with $20.2 million, or 19.6% of total revenues, for the same period in 2013. For the nine months ended September 30, 2014, our (i) recurring revenues grew by 25.7%, compared with the same period in 2013 and (ii) Non-GAAP Operating Income was $71.6 million, or 19.3% of total revenues as compared with $52.9 million, or 17.7% of total revenues, for the same period last year. As of September 30, 2014 and December 31, 2013, our Customer Retention remained consistent at greater than 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Subscription revenues from our Cloud Offering and customer support and maintenance revenues are the primary components of recurring revenues.  The majority of services revenues are derived from implementation consulting services. Subsequent to the discontinuation of selling perpetual licenses of UltiPro to new customers, which occurred in 2009, we sell licenses to existing license customers but only in relation to the customer's employee growth or for Optional Capabilities if the customer already has a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold in the past, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter. Currently, our maintenance revenues are related to renewal maintenance only. As announced in 2012, we will not be supporting the licensed UltiPro products after December 31, 2014.

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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings approximated fair value (due to their relatively short maturity) as of September 30, 2014 and December 31, 2013.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Recurring	84.3%	82.7%	82.8%	81.8%
Services	15.7	17.2	17.0	17.9
License	—	0.1	0.2	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	24.0	22.7	23.2	22.7
Services	16.9	18.4	17.5	19.0
License	—	—	—	0.1
Total cost of revenues	40.9	41.1	40.7	41.8
Gross profit	59.1	58.9	59.3	58.2
Operating expenses:
Sales and marketing	22.1	21.8	23.3	22.8
Research and development	16.8	16.6	16.6	16.7
General and administrative	9.5	8.8	9.3	8.8
Total operating expenses	48.4	47.2	49.2	48.3
Operating income	10.7	11.7	10.1	9.9
Other income (expense):
Interest expense and other	(0.1)	—	(0.1)	(0.1)
Other income, net	0.1	—	0.1	—
Total other expense, net	—	—	—	(0.1)
Income before income taxes	10.7	11.7	10.1	9.8
Benefit (provision) for income taxes	4.7	(5.6)	(1.2)	(4.5)
Net income	15.4%	6.1%	8.9%	5.3%

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.

Total revenues increased 23.6% to $127.4 million for the three months ended September 30, 2014 from $103.1 million for the three months ended September 30, 2013, and 24.1% to $370.5 million for the nine months ended September 30, 2014 from $298.5 million for the nine months ended September 30, 2013.

Recurring revenues, consisting of subscription revenues from our Cloud Offering and customer support and maintenance revenues, increased 25.9% to $107.4 million for the three months ended September 30, 2014, from $85.2 million for the three months ended September 30, 2013, and 25.7% to $306.9 million for the nine months ended September 30, 2014 from $244.1 million for the nine months ended September 30, 2013. The increases for the three and nine months ended September 30, 2014 were primarily due to an increase in revenues from our Cloud Offering, partially offset by a decrease in our maintenance revenues.

•
Cloud revenues increased 32.3% for the three months ended September 30, 2014 and 32.1% for the nine months ended September 30, 2014, both in comparison with the same periods in 2013. The increases in cloud revenues were based on the revenue impact of incremental units sold that have gone Live since September 30, 2013, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro.  Recognition of recurring revenues for cloud sales commences when the customer goes Live.

•
Maintenance revenues decreased 31.8% for the three months ended September 30, 2014 and 26.3% for the nine months ended September 30, 2014, both in comparison with the same periods in 2013.  The decreases primarily resulted from the conversion of certain customers who were formerly using UltiPro in connection with the prior purchase of a perpetual license ("licensed" customers) to using UltiPro under our Cloud Offering, combined with the impact of attrition from licensed customers in the ordinary course of business.  Maintenance revenues include annual renewal maintenance from our remaining existing licensed customers and, in certain cases, annual renewal maintenance for those customers that converted to the cloud but kept their related maintenance agreements intact. Maintenance revenues are recognized on a monthly recurring basis as the underlying maintenance contracts renew annually.

Services revenues increased 13.2% to $20.0 million for the three months ended September 30, 2014 from $17.7 million for the three months ended September 30, 2013, and 17.8% to $63.1 million for the nine months ended September 30, 2014 from $53.5 million for the nine months ended September 30, 2013.  The increases in services revenues for the three and nine month periods were primarily due to additional implementation revenues from incremental billable consultants and the increased utilization of seasoned consultants.

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

Total cost of revenues increased 23.1% to $52.1 million for the three months ended September 30, 2014, from $42.4 million for the three months ended September 30, 2013. Total cost of revenues increased 20.9% to $150.7 million for the nine months ended September 30, 2014 from $124.6 million for the nine months ended September 30, 2013.

Cost of recurring revenues increased 30.9% to $30.6 million for the three months ended September 30, 2014 from $23.4 million for the three months ended September 30, 2013, and 26.9% to $86.0 million for the nine months ended September 30, 2014 from $67.8 million for the nine months ended September 30, 2013. The increase in the cost of recurring revenues for the three and nine month periods were primarily due to increases in both cloud costs and customer support and maintenance costs, as described below:

•
For the three months ended September 30, 2014, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased hosting data center costs and the impact of including the cost of recurring revenues associated with UltiPro Managed Services, which was not included in the prior year comparable period. For the nine months ended September 30, 2014, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable operating costs and the impact of including the cost of recurring revenues associated with UltiPro Managed Services, partially offset by decreased hosting data center costs primarily resulting from negotiated lower rates.

•
The increases in customer support and maintenance costs for the three and nine months ended September 30, 2014, were primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.

Cost of services revenues increased 13.7% to $21.5 million for the three months ended September 30, 2014 from $18.9 million for the three months ended September 30, 2013, and 14.0% to $64.6 million for the nine months ended September 30, 2014 from $56.7 million for the nine months ended September 30, 2013. The increases in cost of services revenues for the three and nine month periods ended September 30, 2014 were due to increases in the cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants) and higher costs of time clocks, partially offset by lower costs from implementation partners.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 25.0% to $28.1 million for the three months ended September 30, 2014 from $22.5 million for the three months ended September 30, 2013, and by 26.9% to $86.4 million for the nine months ended September 30, 2014 from $68.1 million for the nine months ended September 30, 2013. The increases in sales and marketing expenses for the three and nine month periods ended September 30, 2014 were primarily due to increased labor and related costs and, to a lesser extent, higher advertising and marketing expenses. Commissions on cloud sales are amortized over the initial contract term (typically 24 or 36 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 25.3% to $21.4 million for the three months ended September 30, 2014 from $17.1 million for the three months ended September 30, 2013 and by 22.9% to $61.6 million for the nine months ended September 30, 2014 from $50.1 million for the nine months ended September 30, 2013. The increases in research and development expenses for the three and nine month periods were principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended September 30, 2014 and September 30, 2013, we capitalized a total of $6.5 million (including $0.5 million in non-cash stock-based compensation) and $4.7 million (including $0.4 million in non-cash stock-based compensation), respectively, for internal-use software costs from a development project that will be offered exclusively as a cloud product (the "Development Project"). During the nine months ended September 30, 2014 and September 30, 2013, we capitalized a total of $20.1 million (including $1.1 million in non-cash stock-based compensation) and $12.0 million (including $1.1 million in non-cash stock-based compensation), respectively, for the Development Project. The capitalized costs for this Development Project were from direct labor costs and third party consulting fees. During the three and nine months ended September 30, 2014, there was $0.3 million and $0.4 million of amortization, respectively, associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software (i.e., from the Recruitment release) is included in cost of recurring revenues. There was no amortization associated with the Development Project during the three and nine months ended September 30, 2013.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 34.2% to $12.2 million for the three months ended September 30, 2014 from $9.1 million for the three months ended September 30, 2013 and by 31.2% to $34.5 million for the nine months ended September 30, 2014 from $26.3 million for the nine months ended September 30, 2013.  The increase in general and administrative expenses for the three and nine month periods were primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations.

Income Taxes

We completed research and development ("R&D") tax credit studies related to the 1998 through 2013 calendar years during the third quarter of 2014. We recorded a net $12.1 million financial statement income tax benefit which was comprised of $13.2 million in tax credits, partially offset by $1.1 million attributable to the reduction of certain tax deductions. The $12.1 million income tax benefit was recorded as a discrete period adjustment in the third quarter of 2014 and was net of a $4.2 million reserve for uncertain tax positions. Accordingly, we have presented the following income tax provision discussion both with and without the effect of the $12.1 million discrete benefit to ensure clarity with the comparison with the three and nine month prior year periods.
Income taxes for the three and nine months ended September 30, 2014 included a consolidated benefit of $6.1 million and a consolidated provision of $4.4 million, respectively. Included in the consolidated benefit for the three months ended September 30, 2014 and the consolidated provision for the nine months ended September 30, 2014 was the $12.1 million discrete period adjustment. The effective income tax rate for the three and nine months ended September 30, 2014 was a 44.7% benefit and an 11.9% provision, respectively. Excluding the income tax credit for research and development activities, our effective income tax rate would have been a 44.3% and 44.2% provision for the three and nine months ended September 30, 2014.
Income taxes for the three and nine months ended September 30, 2013 included a consolidated provision of $5.8 million and $13.6 million, respectively. The effective income tax rate for the three and nine months ended September 30, 2013 was 47.8% and 46.3%, respectively. There was no tax credit for research and development activities for the three and nine months ended September 30, 2013. The decrease in the effective income tax rate for the three and nine months ended

September 30, 2014 was principally due to the benefit from the tax credit for research and development activities and a benefit attributable to a lower ratio of nondeductible expenses to pre-tax income.
At December 31, 2013, we had approximately $154.9 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income.  The $154.9 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the tax benefit of which will primarily be credited to paid-in-capital and deferred tax assets when realized.  As a result, the tax benefits associated with stock based compensation are included in net operating loss carryforwards but not reflected in deferred tax assets.  The net operating loss carryforwards expire from 2018 through 2033 for Federal income tax reporting purposes and from 2014 through 2033 for state income tax reporting purposes.
Ultimate recorded $13.2 million of R&D income tax credit carryforwards during the quarter ended September 30, 2014. The R&D carryforwards expire from 2018 through 2033 for Federal and in 2018 for Florida income tax reporting purposes. Utilization of such net operating loss and R&D credit carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state provisions. As of December 31, 2013, we had approximately $0.2 million of net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income.
We recognized $35.4 million of deferred tax assets (inclusive of $13.2 million in R&D tax credits), net of deferred tax liabilities, as of September 30, 2014.  If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.  Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada, and were not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of September 30, 2014, we had $108.6 million in cash, cash equivalents and short-term investments in marketable securities, reflecting a net increase of $20.2 million since December 31, 2013.  This $20.2 million increase was primarily due to cash provided by operations of $84.9 million (excluding the non-cash impact of the excess tax benefit associated with stock-based payment deductions) and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $4.6 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $34.3 million (which also includes $19.0 million of capitalized labor costs and third-party consulting fees, paid in cash, associated with the Development Project), cash of $20.0 million used for the repurchases of shares of Common Stock under our previously announced stock repurchase plan ("Stock Repurchase Plan"), cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $12.2 million, and repayments on other borrowings of $2.2 million.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $9.8 million during the nine months ended September 30, 2014 to $64.1 million, as compared with $54.3 million for the nine months ended September 30, 2013. This increase was primarily due to an increase in operating income and changes in working capital accounts, after adjusting for the impact of non-cash expenses such as depreciation and amortization and expense associated with stock-based compensation awards.

Net cash used in investing activities was $148.1 million for the nine months ended September 30, 2014, as compared with $72.0 million for the nine months ended September 30, 2013.  The increase of $76.1 million was primarily attributable to an increase in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) of $65.5 million and, to a lesser extent, an increase in cash purchases of property and equipment of $10.3 million. During the nine months ended September 30, 2014, we capitalized software development costs related to the Development Project totaling $20.1 million (including $1.1 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. Customer funds, temporarily held by us as a result of our UltiPro Payment Services, are held primarily in our bank accounts and invested by us in accordance with our internal investment strategies.   These customer funds are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's.

Net cash provided by financing activities was $104.7 million for the nine months ended September 30, 2014, as compared with $60.3 million for the nine months ended September 30, 2013. The $44.4 million increase was primarily related to an increase of $65.5 million in UltiPro Payment Services and an increase in excess tax benefits associated with stock-based payment deductions of $6.0 million, partially offset by an increase of $20.0 million for the repurchase of shares of our Common Stock, under our Stock Repurchase Plan, an increase of $3.9 million in cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units, a decrease in cash proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $2.6 million, and, to a lesser extent, an increase in payments on other borrowings of $0.3 million.

Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of September 30, 2014 were 64 days as compared with 66 days as of September 30, 2013.

Deferred revenues were $106.0 million at September 30, 2014, as compared with $103.2 million at December 31, 2013.  The increase of $2.8 million in deferred revenues was primarily due to increased deferred cloud revenues and increased deferred services revenues from increased sales, partially offset by decreased deferred maintenance revenues primarily in association with the conversion of licensed customers to the cloud and, to a lesser extent, normal attrition. The majority of the total balance in deferred revenues is related to future recurring revenues, including deferred revenues related to sales of cloud units and deferred maintenance revenues.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

As of September 30, 2014, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.

Off-Balance Sheet Arrangements

We do not, and, as of September 30, 2014, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three and nine months ended September 30, 2014, stock-based compensation expense was $11.4 million and $33.4 million, respectively, on a pre-tax basis. For the three and nine months ended September 30, 2013, stock-based compensation expense was $8.1 million and $23.5 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three and nine months ended September 30, 2014, the amortization of acquired intangible assets was $0.3 million and $0.9 million, respectively. There was no amortization of acquired intangible assets for the three and nine months ended September 30, 2013. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Non-GAAP operating income reconciliation:
Operating income	$13,605	$12,111	$37,363	$29,417
Operating income, as a % of total revenues	10.7%	11.7%	10.1%	9.9%
Add back:
Non-cash stock-based compensation expense	11,350	8,125	33,366	23,500
Non-cash amortization of acquired intangible assets	286	—	861	—
Non-GAAP operating income	$25,241	$20,236	$71,590	$52,917
Non-GAAP operating income, as a % of total revenues	19.8%	19.6%	19.3%	17.7%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2014, total investments in available-for-sale marketable securities were $10.7 million.

As of September 30, 2014, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.5% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its September 30, 2014 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $67 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $36 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of September 30, 2014, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended September 30, 2014 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The number of shares of Common Stock repurchased by us during the three months ended September 30, 2014 is as indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2014	—	—	4,216,626	783,374
August 1 - 31, 2014	10,999 (1)	$132.23	4,216,626	783,374
September 1 - 30, 2014	—	—	4,216,626	783,374

(1) Represents 10,999 shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 5,000,000 shares of its Common Stock. As of September 30, 2014, Ultimate had purchased 4,216,626 shares of Common Stock under our stock repurchase plan, with 783,374 shares being available for repurchase in the future. There were no purchases of Common Stock under the stock repurchase plan for the three months ended September 30, 2014.

ITEM 6.	Exhibits

Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2014 and September 30, 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and September 30, 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and September 30, 2013 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	November 7, 2014	By:	/s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)