Form 10-K
period 2014-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2015-02-27
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2014 was approximately $3.8 billion.
As of February 18, 2015, there were 28,606,171 shares of the Registrant’s Common Stock, par value $.01, outstanding.

i

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

THE ULTIMATE SOFTWARE GROUP, INC.

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” "Ultimate Software," “we,” “us” or “our”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the Securities and Exchange Commission.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including the risk factors set forth in Item 1A. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UltiPro® and its related design are registered trademarks of Ultimate in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate.
PART I

Item 1. Business

Overview

Ultimate Software is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in ten languages with more than 35 country-specific localizations. The solution is delivered primarily via the Web to organizations based in the United States and Canada with global workforces. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships. At the close of 2014, we had more than 19 million people records in our HCM cloud.

UltiPro is designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement and to facilitate employee engagement with their employers and each other. The solution includes unified feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, compensation management with salary planning, budgeting, and development of incentive plans, succession management, reporting and analytical decision-making and predictive tools, and time and attendance. UltiPro has role-based features for HR professionals, executives, managers, administrators, and employees whether they are in or out of the office, including access to business-critical information on mobile devices such as the iPhone, iPad, and other smartphones and tablets.

Our customers tell us that UltiPro helps them to streamline talent management, HR and payroll processes to significantly reduce administrative and operational costs while also empowering them to manage the talent in their workforces more strategically. UltiPro provides our customers tools to analyze workforce trends for better decision making, identify high-performing talent within their organizations, predict who high-performers will be with a high degree of accuracy, find critical information quickly and perform routine business activities efficiently.

Our cloud offering of UltiPro (the “Cloud Offering”) provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that our Cloud Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Cloud Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are currently managed at three data centers--one located in the Atlanta, Georgia area, one in the Phoenix, Arizona area and another one in the Toronto, Canada area. All data centers are owned and operated by independent third parties.

We market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, including those with 10,000 or more employees; mid-market companies, which we define as those having approximately 500-1,500 employees; and strategic companies, which we define as having approximately 100-499 employees. Our mid-market and strategic customers have access to nearly all the features that our larger enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid- and strategic markets do not have information technology (“IT”) staff on their premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.” UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams.

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

Market Share

Based on our customer counts and market data from Hoover's/Dun & Bradstreet in December 2014, we estimate our approximate market share to be 9 percent for enterprise companies, 6 percent for mid-market companies, and 1 percent for companies in the strategic market.

Company Information

Ultimate is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), to accommodate our operations in Canada. There were no material assets or revenues in Canada as of or for the year ended December 31, 2014. Ultimate's headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and our telephone number is (954) 331-7000.

Capabilities of UltiPro

UltiPro is a comprehensive cloud-based solution designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement, and to facilitate employee engagement with their employers and each other. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, compensation management, succession management, reporting and analytical decision-making tools, time and attendance, and role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office. UltiPro offers the following capabilities to our customers:

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

▪
Web services, with a focus on micro-services (a set of platform-neutral and vendor-independent protocols that enable application interactions over the Internet using Extensible Markup Language, or XML, and other Web technologies) that enable UltiPro customers to connect with other applications and data services easily and securely.

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

Managed Services. To further simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in the fourth quarter of 2013 as a result of our acquisition of certain assets and liabilities of Accel HR, LLC ("Accel HR"). See Note 4 of the Notes to Consolidated Financial Statements. UltiPro Managed Services is designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or Human Resources Information System ("HRIS") services that typically take a one-size-fits-all approach, UltiPro Managed Services allows customers to select from a number of payroll management, HRIS, and/or benefits management services and combine them into a tailored solution that best suits their unique needs. Accel HR has provided these types of services to large and mid-market corporate customers in North America since 2004 and, since 2007, prior to its acquisition by Ultimate, Accel HR partnered exclusively with Ultimate to provide these services.

UltiPro Standard Functionality and Optional Capabilities

UltiPro's standard functionality includes, but is not limited to, a set of role-based features that engage employees while allowing HR generalists as well as benefits, compensation, and payroll managers and other business managers to develop, coach, evaluate and reward their people and meet organizational objectives. Business intelligence along with system configuration tools and integration capabilities support our customers' connections with third-party applications and providers. UltiPro also includes employee relations tools for managing disciplinary actions and grievances, and health and safety incidents.

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

Differences between capabilities available to our enterprise, mid-market and strategic customers are specified below. Unless otherwise specified, capabilities are included in both our enterprise and mid-market offerings.

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

UltiPro's Standard HR/payroll functionality includes, but is not limited to, the following:

Human Resources Management. UltiPro manages all aspects of a person and their employment relationship regardless of where the employee resides. This includes personal details, skills and competencies, international identification documents, employment history, employment contracts (for those employees in countries that require them), performance, job and salary information, career development and preferences, and health and wellness programs. This allows single country or multinational organizations to easily manage and report on worldwide headcounts, and other critical business metrics. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting in the US, Canada and many other countries. This includes the Consolidated Omnibus Budget Reconciliation Act (COBRA), the Health Insurance Portability & Accountability Act (HIPAA), regulations implemented by the Occupational Safety & Health Administration (OSHA), workers' compensation regulations, the Family Medical Leave Act (FMLA), and Equal Employment

Opportunity (EEO) laws for the United States. UltiPro also enables compliance with HIPPAA confidentiality requirements for protecting sensitive data such as employee social security numbers.

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

Payroll. UltiPro's payroll features a powerful engine that handles hundreds of payroll-related computations intended to minimize the customer's need for side calculations or additional programming. For example, UltiPro delivers complex wage calculations such as average pay rates for overtime calculations, shift premiums, garnishments and levy calculations. With UltiPro, a company's central payroll department, remote offices or multiple divisions can process payroll and can define and report on who completes each specific processing step based on the exact needs of the organization, thus supporting appropriate separation of duties. All of this is managed through an easy-to-use dashboard of payroll tasks and statuses. To help our customers reduce the complexities and errors associated with administrators manually assigning appropriate payroll taxes to employees in the United States, Ultimate introduced a new embedded feature called Smart Tax Search™ in 2014. Smart Tax Search™ leverages the latest GIS (geographic information systems) technology to enable UltiPro to automatically assign the correct federal, state, and local payroll taxation rules based upon the home and work addresses listed in UltiPro’s employee records.

Tablet-Based Time clock. UltiPro TouchBase, which was introduced in connection with our acquisition of Employtouch (the "Employtouch Acquisition"), provides our customers an interactive mobile time clock device that collects time punches, as well as highlights the information most critical to employees and managers via an engaging activity stream. See Note 4 of the Notes to Consolidated Financial Statements. With UltiPro TouchBase, our customers can capture employee time on a touchscreen tablet device, collecting employee-validated data for cost accounting and payroll; can leverage photos for accurate capture of employee time-entry, avoiding 'buddy punches'; and can validate transactions using PIN (Personal Identification Number) entry, HID (Human Interface Device), RFID (Radio Frequency Identification), magnetic swipe or barcode.

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

UltiPro Business Intelligence. UltiPro Business Intelligence uses a business intelligence platform from IBM Cognos Corporation, a third-party provider, for HR, payroll, and talent management reporting and analysis. Accessed via the Web, UltiPro Business Intelligence gives users the ability to access data across the UltiPro solution - from HR, payroll to benefits administration and enrollment, compensation, talent acquisition and onboarding, talent management, compensation, compliance, year-end data, and more - and enables them to create, modify, and distribute workforce-related reports and notifications. UltiPro includes a pre-configured data mapping library and pre-authored reports and analytics. Controlled by role-based security, everyone in a customer's organization—from line managers to executives can have immediate access to key workforce metrics, and they can personalize their own user experience to show the reports they want to see and how they want to see them. We believe that UltiPro Business Intelligence gives our customers significant strategic value for managing their workforce-related functions and saves them labor time and money by eliminating or reducing the need for internal technology people to generate hundreds of individual reports for disparate executive and management needs. We also embed key data visualizations in context of the application. These data visualizations are developed as part of the core application and provide in-context support to decision-makers.

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

i) Recruiting. In the second quarter of 2014, Ultimate introduced a completely new, internally developed recruiting solution designed to transform the recruiting process by increasing candidate engagement and simplifying the work of recruiters. The new solution, UltiPro Recruiting, was built to be candidate-centric and has a consumer-like interface to attract and keep top talent engaged, with the goal to reduce the typical 40 percent to 80 percent online application drop-off rate typically occurring with traditional applicant tracking solutions. Rather than being restricted to limited profile information and résumés typical of traditional solutions, candidates can build an in-depth online presence that gives recruiters and hiring managers a more complete understanding of who they are. UltiPro Recruiting includes an appealing user interface, gamification, and collaboration tools. It is fully mobile and integrates with popular social networks such as LinkedIn and Twitter. At the same time, UltiPro Recruiting automates the recruiting process for hiring managers, recruiters, and HR staff by enabling them to track and manage standard recruitment tasks such as posting open jobs, reviewing résumés, screening candidates, and scheduling interviews.

ii) Onboarding. UltiPro Onboarding is a comprehensive solution that provides employers the ability to engage and welcome new employees into an organization before the first day of work and to speed their time to productivity. UltiPro Onboarding enables dynamic content such as video messages from executives, managers, and co-workers and gives new hires the ability to connect with fellow team members, request a mentor, engage in self-directed learning through a feature called ‘Unlock Your Potential,’ and complete compliance and other required documents. The solution is easily configurable to meet the specific needs of an organization and includes such activities as obtaining required government and procedural paperwork, including electronic signatures and document storage; provisioning necessary equipment and job-specific tools such as office location, computer equipment, and uniforms; ensuring enrollment in necessary training programs; and instilling the employer's core values and business objectives.

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

ii) Talent Predictors. In 2013 we added a new predictive analytics solution that is embedded in the talent card of the UltiPro Talent Management suite, where predictive metrics and indicators are available to support manager decisions. The new predictors are based on statistical algorithms we developed over the course of more than two years and validated with numerous customers. UltiPro’s predictive metrics help managers to determine the best actions to take for further developing or changing the career trajectory of employees reporting to them, thereby helping organizations to reduce turnover and improve employee engagement. For example, organizations can set tolerances for certain predictive metrics in our UltiPro Retention Predictor™, giving a manager or HR generalist the ability to see immediately if an employee exceeds the tolerance level they have defined as "risk of leaving" and, thereby, providing them an early warning to take an appropriate action to increase the chances of that employee staying. In addition to our UltiPro Retention Predictor, the solution includes an UltiPro High Performer Indicator™, which identifies employees who consistently receive high pay raises, and an UltiPro High Performer Predictor™, which ranks employees predicted to be high performers based upon a number of variables tracked in UltiPro.

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
Other Optional Capabilities include, but are not limited to, the following products, which are supplemental to UltiPro's standard HR/payroll capabilities:

Compensation Management. UltiPro Compensation Management includes Salary Planning, Salary Budgeting and Incentive Compensation Plans capabilities. This expanded solution is designed to support executives, managers and compensation analysts working with salary increase allocations and to incentivize employees by giving them visibility into their individual compensation plans. Highly configurable, including multi-currency, UltiPro Compensation Management makes it easy for companies to manage their unique compensation plans and salary award processes with flat amounts, percentages and unit-based compensation such as Restricted Stock Unit awards. Managers can review their salary budgets and merit pool guidelines and determine the best way to allocate pay increases to their employees within their approved budget parameters. Once managers decide on the allocations, they can submit pay increases through UltiPro Payroll.

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

Time Management (designed for mid-market and strategic companies). UltiPro Time Management delivers the functionality and flexibility needed to manage employee time and attendance efficiently and provides Web access to real-time employee time and labor information. UltiPro Time Management provides companies with the tools to proactively prevent issues that negatively impact business performance, such as employee coverage gaps, labor law violations, and excess labor spending. Fully integrated scheduling, time and attendance, and leave management capabilities reduce payroll expenditures and streamline payroll and workforce management processes.

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
Multi-tenancy. As a SaaS provider, we use a multi-tenant cloud model that allows us to support multiple customers on a single set of systems while maintaining performance, security, and reliability. We manage and maintain our solutions for our customers, including all hardware and software upgrades. Our customers benefit by reducing their need to keep their own IT resources on staff for UltiPro solutions. Our cloud customers also benefit from having the most current version of UltiPro installed as soon as it is available.
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
Data Centers for Cloud Offering

Our Cloud Offering provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. As a part of our Cloud Offering services, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for our customers at three data centers. The data center located near Atlanta, Georgia, is owned and operated by Quality Technology Services (“QTS”). The data center located near Toronto, Canada, is owned and operated by CenturyLink Technology Services ("CenturyLink") (formerly known as Savvis Communications Canada, Inc.) and the data center located in Phoenix, Arizona, is owned and operated by IO Phoenix One, LLC.

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

Ultimate's use of the data center located near Toronto, Canada, is governed by a Master Services Agreement dated April 30, 2013 (the “CenturyLink Agreement”) between Ultimate's wholly owned subsidiary Ultimate Canada and CenturyLink. Pursuant to the terms of the CenturyLink Agreement, Ultimate Canada has use of certain physical space within the data center for hosting Ultimate Canada's hardware equipment, as well as Internet connectivity services. The CenturyLink Agreement contains provisions relating to data security and access to the data center. Upon placing a service order, Ultimate Canada is guaranteed certain pricing terms and is committed to minimum usage levels for a period of at least 36 months from the service effective date. The CenturyLink Agreement will renew on a month-to-month basis unless either party gives at least sixty days written notice prior to the completion of the applicable term that there will be no such renewal. The CenturyLink Agreement provides that its term will end upon the expiration of the term of the last-executed service order. Ultimate has guaranteed the payment of all amounts due from Ultimate Canada to CenturyLink under the CenturyLink Agreement.

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

Pricing

Our Cloud Offering is designed to provide an appealing pricing structure to organizations that prefer to minimize the initial cash outlay associated with typical capital expenditures for traditional on-premise products. Our cloud customers purchase the right to use UltiPro on an ongoing basis for a specific term in a shared or dedicated hosted environment, and the arrangement can typically be renewed after its initial term has expired. In the shared environment, Ultimate provides an infrastructure with servers shared among many customers who use a Web browser to access the application software through the related data center. In the dedicated environment, the customer does not share servers with other customers but rather has its own set of servers. The pricing for our Cloud Offerings, including both the hosting element as well as the right to use UltiPro, is on a PEPM basis.

Research and Development Activities

Ultimate incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of our business. Such research and development expenses are for enhancements to our existing products and for the development of new products. During 2014, 2013 and 2012, we spent $108.8 million, $86.8 million and $65.9 million, respectively, on research and development activities, gross of capitalized software. During 2014, 2013 and 2012, $25.2 million, $19.0 million and $5.2 million, respectively, of research and development expenses were capitalized for computer software development costs related to an internal-use development project that is expected to be offered in the future as a cloud product only. UltiPro Recruiting, a component of the overall capitalized development project, became ready for its intended use during 2014. The remaining components of the development project are expected to be completed during 2015 and thereafter. Amortization for the components of the development project begins when they are ready for their intended use.
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

Professional Services. Ultimate's professional services include system setup and activation (i.e., implementation), executive relationship management (“ERM”), and knowledge management (or training) services. We believe that our setup and activation consulting services are differentiated from those of other vendors by speed, predictability and completeness. Our successful record with rapid system activation and implementations is due, we believe, to our standardized methodology, long-tenured consultants, highly configurable product functionality, and comprehensive conversion and integration tools.

Ultimate has a long-tenured team of functional and technical consultants who are dedicated to assisting customers with rapid deployments. In addition, we provide our customers with the opportunity to participate in formal training programs conducted by our knowledge management services team, as well as online scheduled courses and on-demand training. Training programs are designed to increase our customers' ability to use the full functionality of our products, thereby maximizing the value of our customers' investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, configuring the system and creating custom reports. Ultimate maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; Santa Ana, California; and at our headquarters in Weston, Florida. Ultimate rents training facilities in other locations, such as Toronto, Canada, on an as-needed basis. In addition to offering classes at these facilities, we conduct Web-based training, and provide recorded on-demand training as well as “Quick Tours” for rapid assistance in specific areas of the solution. After our customers have processed their first live payroll using UltiPro (referred to as going “Live”) and have been turned over to our customer support and maintenance program, we assign a customer relationship manager to the account to assist customers obtaining maximum value of the UltiPro solution, connect with other Ultimate users and advanced business analytics. The ERM team also focuses a large portion of its time on customer retention, which is an important aspect of Ultimate's long-term business model.

Customer Support. We offer comprehensive and on-going maintenance services and technical support. These services have historically been purchased by all of our customers, and Ultimate had a recurring revenue cloud customer retention rate which exceeded 96% in 2014. Ultimate's customer support services include: software updates that reflect tax and other legislative changes; a named customer service representative; telephone support 24 hours a day, 7 days a week; unlimited access to Ultimate's employee tax center on the Web; seminars on year-end closing procedures; a customer blog; and periodic newswire emails. In addition, our customer support services team maintains a Customer Success Portal for our customers where customers can submit inquiries and service requests as well as search a knowledge base of information for instant answers to questions, holds an annual national user conference and arranges for Ultimate professionals to attend smaller, user-organized user group meetings on a routine basis throughout the United States.

Customers

As of December 31, 2014, Ultimate provided our UltiPro solutions to more than 2,800 customers. Ultimate's customers represent a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services. For each of the three years ended December 31, 2014, no customer accounted for more than 10% of total revenues.

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

With a sale of the Cloud Offering, the agreement generally requires PEPM fees based on company size, and bundled fees for implementation and training. Typical payment terms include a deposit at the time the contract is signed and ongoing PEPM payments on specific payment dates designated in the contract, usually tied to the Live date.

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

Ultimate's competitors in our enterprise market include (i) large service bureaus, primarily Automatic Data Processing Inc. (“ADP”) and, to a lesser extent, Ceridian; and (ii) companies, such as Oracle, Lawson, and Workday that offer human resource management and payroll software products for use on mainframes, client/server environments and/or Web servers. In our mid-market and strategic market, Ultimate's competitors include payroll service providers, such as ADP, Ceridian and Paychex.

Backlog

Backlog consists of our UltiPro cloud-based solutions and, to a lesser extent, sales of services related to our Cloud Offering on a stand-alone basis to customers who already own a perpetual license (“Base Hosting”) under signed contracts for which the services have not yet been delivered. At December 31, 2014, Ultimate had backlog of $185.7 million compared with $160.0 million as of December 31, 2013. Ultimate expects to fill approximately $171.1 million of the backlog during 2015.

Ultimate does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

As of December 31, 2014, Ultimate employed 2,354 persons. Ultimate believes that our relationships with employees are good, and that belief is validated by Ultimate’s ranking of #20 on FORTUNE’s 2014 “100 Best Companies to Work For” list as well as our # 3 ranking on Great Rated's 2014 Top 20 Technology Workplaces list and #4 ranking on Great Rated’s 2014 list of Ten Great Places to Work For Millennials, all determined by anonymous employee surveys administered by the Great Place to Work Institute. Ultimate's history of good employee relationships is further validated by Ultimate's #9 ranking on FORTUNE's 2013 “100 Best Companies to Work For” list, # 25 ranking on FORTUNE's 2012 list and the Great Place to Work Institute's ranking of Ultimate as the #1 Best Place to Work in America among medium-sized companies for both 2009 and 2008. However, competition for qualified employees in the technology sector and Ultimate's industry is intense. Management of Ultimate believes that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

Our expectations for recurring revenue growth are typically established based on combinations of actual sales production (for those units that have been previously sold but have not yet gone Live) and expected future sales production, together with expectations as to the Time to Live periods. Estimates for Time to Live periods are usually based on (i) specific estimates (for certain backlog sales) provided by our field personnel, which estimates include factors and assumptions that are not within the control of our field personnel; and (ii) estimates for Time to Live periods for other cloud sales (including backlog sales without specific estimates at that point in time), as well as expected sales, which are typically based on assumptions derived from our historical Time to Live periods.  These estimates are adjusted periodically, and prospectively, based on management’s assessment of Time to Live for backlog sales at that point in time. Factors that could impact the estimates for Time to Live periods include, but are not limited to, customer size (as larger customers may have longer implementations, tend to go Live on more UltiPro features and have more interface and integration requirements), and the number of complementary products sold in addition to UltiPro to a single customer, which in some cases involve customers’ desire to go Live on all products at once, as compared with UltiPro first followed by complementary products.

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

If we are unable to enhance our product and develop new services, our revenue growth may be harmed.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing UltiPro standard/HR payroll product and Optional Capabilities and to introduce new features and Optional Capabilities to our product. The success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. If we are unable to develop enhancements and introduce new features and Optional Capabilities to our existing product in a cost-effective manner that keeps pace with rapid technological developments, our business could be adversely affected. If we are unable to successfully develop, acquire new services or enhance our existing products to meet customer requirements, our revenue may not grow as expected.

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

A systems failure or other service interruption at the data center owned and managed by QTS, the data center owned and managed by CenturyLink (formerly known as Savvis), and the data center owned and managed by IO Phoenix One, LLC and used for our hosting services could result in substantial expense to us, loss of customers and claims by our customers for damages caused by any losses they incur.

We offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers in the United States at a data center owned and operated by QTS, at a location near Atlanta, Georgia and at a data center owned and operated by IO Phoenix One, LLC near Phoenix, Arizona. We also offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers with employees exclusively in Canada at a data center owned and operated by CenturyLink (formerly known as Savvis) near Toronto, Canada.

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

We perform a daily backup of our customer data which is stored offsite of the data centers. In addition, QTS has implemented various activities comprising QualityTech’s Business Continuity Planning & Disaster Recovery Program which includes risk assessment and business impact analysis, redundancy and crisis and emergency response procedures.  CenturyLink also has a Business Continuity Program which handles business continuity planning, incident management and site emergency action planning.  However, the occurrence of one of the above listed events or other unanticipated problems at any of the data centers could:

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

We face risks associated with security breaches or cyber-attacks.

We face risks associated with security breaches or cyber-attacks of our computer systems and those of our third-party representatives, vendors and service providers. Although we have implemented security procedures and controls to address these threats, our systems and our software products may still be vulnerable to breaches, data theft, computer viruses, programming errors, attacks by third parties, or similar disruptive problems.

If our systems, or the hosting systems at our third party owned data centers, were breached or attacked, the proprietary and confidential information of our company and our customers could be disclosed, and we may be required to incur substantial costs and liabilities, including the following:

•	expenses to rectify the consequences of the security breach or cyber-attack;

•	liability for stolen assets or information;

•	costs of repairing damage to our systems;

•	lost revenue and income resulting from any system downtime caused by such breach or attack;

•	loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack;

•	increased costs of cyber security protection;

•	costs of incentives we may be required to offer to our customers or business partners to retain their business; and

•	damage to our reputation.

As a result, any compromise of security of our systems or cyber-attack could have a material adverse effect on our business, reputation, financial condition, and operating results.

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

▪
A number of companies, such as Oracle, Lawson, and Workday that offer HCM software products for use on mainframes, client/server environments and/or Web servers; and, in the UltiPro mid-market and strategic markets, payroll service providers such as ADP, Ceridian and Paychex that service companies on the smaller end of the mid-market; and

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions.  If the state of the economy and the rate of employment deteriorate in the future, many customers may delay or reduce technology purchases.  This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, increased price competition, customers purchasing fewer services or Optional Capabilities than they have in the past, customers requesting longer payment terms, customers failing to pay amounts due and slower collections of accounts receivable.  In addition, increased unemployment could result in significant decreases in our recurring revenues from our existing customer base as we price our ongoing recurring revenues on a PEPM basis, subject, in many cases, to minimum employee sizes per customer. Any of these events would likely harm our business, results of operations, financial condition and cash flows from operations.

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

Our products utilize certain software of third-party software developers from whom we have either purchased a license or the underlying source code of such software or entered into a service agreement with the vendor. Although we believe that there are alternatives for these products, any significant interruption in the availability of such third-party software could have a material adverse impact on our sales unless and until we can replace the functionality provided by these products. Additionally, we are, to a certain extent, dependent upon such third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. We may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated.

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

We have adopted two Amended and Restated Change in Control Bonus Plans. One plan provides for the payment of cash amounts to three of our named executive officers, Scott Scherr, Marc D. Scherr and Mitchell K. Dauerman, upon a “change in control” of Ultimate. The other plan provides for the payment of cash amounts in the event of a "change in control" to our other executive officers, including our other two named executive officers, and certain of our employees, designated by the Compensation Committee of our Board of Directors. A “change in control” would occur if more than 50% of our Common Stock were acquired by a person or entity other than Ultimate or a subsidiary or employee benefit plan of ours. There are other conditions that could result in a change in control event such as a sale or transfer of all or substantially all of our assets or business. The aggregate amount of the payments that may be made to all participants under the two Amended and Restated Change in Control Bonus Plans may be as much as 6% of the gross consideration received by us or our stockholders in a change in control transaction. The Change in Control Bonus Plan could substantially increase the cost to acquire us.

The growth of the international operations of our business subjects us to additional risks associated with foreign operations.

International operations are subject to risks associated with operating outside of the United States.  During the fourth fiscal quarter of 2006, we began operating in Canada (through the formation of a wholly-owned Canadian subsidiary).  During 2014, we continued to grow our operations in Canada and expanded our development operations to the United Kingdom and Singapore.  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, our international operations may grow and increase their significance to our business.  Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad.  If sales to any of our customers outside of the United States are delayed or canceled because of any of the above factors, our revenue may be negatively impacted.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters in Weston, Florida are at different locations in the city, which, in the aggregate, consist of approximately 160,000 square feet of leased space. We also have leased facilities in Atlanta, Georgia; Alpharetta, Georgia; Santa Ana, California; and Toronto, Canada.

Currently, we also lease satellite offices for certain field personnel in various locations throughout the United States and, to a much lesser extent, internationally.  We believe that our existing facilities are suitable and adequate for our current operations for the next 12 months. We further believe that suitable space will be available as needed to accommodate any expansion of our operations on commercially reasonable terms.

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

	2014		2013
	High	Low	High	Low
First Quarter	$171.96	$131.79	$105.05	$92.14
Second Quarter	139.72	109.50	118.57	91.59
Third Quarter	150.71	125.68	151.08	116.19
Fourth Quarter	156.20	125.74	162.88	137.24

As of February 19, 2015, we had approximately 83 holders of record, representing approximately 3,824 stockholder accounts.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. The payment of dividends in the future, if any, will be at the discretion of our Board of Directors.

Performance Graph.  The following graph compares the cumulative total stockholder returns on Ultimate’s Common Stock for the five year period covering December 31, 2009-December 31, 2014, on an annual basis, with the cumulative total return of The NASDAQ Composite Index and the RDG Software Composite Index for the same period.

* $100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Issuance of Equity Securities. On October 1, 2013, we entered into agreements (the "Employtouch Agreements") with the shareholders of Employtouch, Inc., a Canadian-based corporation, to acquire 100% of the issued and outstanding shares of Employtouch, Inc., in exchange for a combination of cash and restricted shares of Ultimate's Common Stock. Pursuant to the terms of the Employtouch Agreements, we paid a total of $10.4 million (USD) in cash and a total of 17,788 restricted shares of Ultimate's Common Stock valued at $2.3 million, which are issuable in three (3) equal installments on April 1, 2014, April 1, 2015 and April 1, 2016 (the "Employtouch Stock Consideration"). During 2014, the first installment of the Employtouch Stock Consideration in the amount of 5,928 shares was issued.

On November 15, 2013 (the "Accel HR Closing Date"), pursuant to an asset purchase agreement with Accel HR, LLC, a Delaware limited liability company located in Georgia, and certain members of Accel HR (the "Accel HR Agreement") we acquired certain assets and liabilities of Accel HR in exchange for a combination of cash and restricted shares of Ultimate's Common Stock. Pursuant to the terms of the Accel HR Agreement, we paid a total of $14.6 million in cash and a total of 22,017 restricted shares of Ultimate's Common Stock, valued at $3.0 million, which are issuable in three (3) equal installments on the first, second and third anniversaries of the Accel HR Closing Date (the "Accel HR Stock Consideration"). During 2014, the first installment of the Accel HR Stock Consideration in the amount of 7,339 shares was issued.

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

As of December 31, 2014, Ultimate had purchased 4,216,626 shares of our Common Stock under the Stock Repurchase Plan, with 783,374 shares available for repurchase in the future.  There were no repurchases of shares of our issued and outstanding Common Stock under the Stock Repurchase Plan during the three months ended December 31, 2014.

The number of shares of Common Stock repurchased by us during the three months ended December 31, 2014 is as indicated below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2014	—	—	4,216,626	783,374
November 1 – 30, 2014	50,475	$152.59	4,216,626	783,374
December 1 – 31, 2014	—	—	4,216,626	783,374
Total	50,475	$152.59	4,216,626	783,374

(1) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

Item 6.   Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statements of operations data presented below for each of the years in the three-year period ended December 31, 2014 and the balance sheet data as of December 31, 2014 and 2013 have been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data: (in thousands, except per share data)
Revenues:
Recurring	$419,238	$334,434	$266,430	$213,785	$170,905
Services	86,165	75,110	64,563	53,195	55,368
License	533	853	1,275	2,218	1,538
Total revenues	505,936	410,397	332,268	269,198	227,811
Cost of revenues:
Recurring	117,609	91,903	78,121	63,505	49,144
Services	85,939	76,577	66,063	52,341	49,843
License	91	198	280	488	255
Total cost of revenues	203,639	168,678	144,464	116,334	99,242
Gross profit	302,297	241,719	187,804	152,864	128,569
Operating expenses:
Sales and marketing	117,033	93,879	72,565	63,145	58,374
Research and development	83,542	67,757	60,693	51,356	42,222
General and administrative	47,379	36,869	25,433	21,931	19,727
Total operating expenses	247,954	198,505	158,691	136,432	120,323
Operating income	54,343	43,214	29,113	16,432	8,246
Other (expense) income:
Interest and other expense	(353)	(229)	(476)	(401)	(263)
Other income, net	339	104	102	91	188
Total other expense, net	(14)	(125)	(374)	(310)	(75)
Income from continuing operations before income taxes	54,329	43,089	28,739	16,122	8,171
Provision for income taxes	(9,592)	(17,559)	(14,107)	(11,840)	(5,161)
Income from continuing operations	44,737	25,530	14,632	4,282	3,010
Loss from discontinued operations, net of income taxes	—	—	—	—	(853)
Net income	$44,737	$25,530	$14,632	$4,282	$2,157
Basic earnings per share: (1)
Earnings from continuing operations	$1.58	$0.92	$0.55	$0.17	$0.12
Loss from discontinued operations	—	—	—	—	(0.03)
Total	$1.58	$0.92	$0.55	$0.17	$0.09
Diluted earnings per share: (1)
Earnings from continuing operations	$1.52	$0.88	$0.52	$0.15	$0.11
Loss from discontinued operations	—	—	—	—	(0.03)
Total	$1.52	$0.88	$0.52	$0.15	$0.08

	Years Ended December 31,
	2014	2013	2012	2011	2010
Weighted average shares outstanding: (1)
Basic	28,293	27,773	26,778	25,814	24,960
Diluted	29,343	29,013	28,375	27,806	27,101
Balance Sheet Data:	As of December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$108,298	$79,794	$58,817	$46,149	$40,889
Investments in marketable securities	10,156	10,453	10,534	9,130	9,317
Total assets	1,190,298	598,194	525,284	318,820	249,557
Deferred revenue	109,705	103,184	91,976	86,563	78,095
Long-term borrowings, including capital lease obligations	3,759	2,833	5,070	2,175	2,406
Stockholders’ equity	$271,749	$188,217	$114,670	$85,624	$72,985

(1)	See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the computation of net earnings (loss) per share.

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

Overview

Ultimate Software is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in ten languages with more than 35 country-specific localizations. The solution is delivered primarily via the Web to organizations based in the United States and Canada with global workforces. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships. At the close of 2014, we had more than 19 million people records in our HCM cloud.

UltiPro is designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement and to facilitate employee engagement with their employers and each other. The solution includes unified feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, compensation management with salary planning, budgeting, and development of incentive plans, succession management, reporting and analytical decision-making and predictive tools, and time and attendance. UltiPro has role-based features for HR professionals, executives, managers, administrators, and employees whether they are in or out of the office, including access to business-critical information on mobile devices such as the iPhone, iPad, and other smartphones and tablets.

Our cloud offering of UltiPro (the "Cloud Offering") provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that our Cloud Offering is attractive to companies that want to focus on their core competencies to increase sales and profits. Through the Cloud Offering, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are currently managed at three data centers--one located in the Atlanta, Georgia area, one in the Phoenix, Arizona area and another one in the Toronto, Canada area. All data centers are owned and operated by independent third parties.

We market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, including those with 10,000 or more employees; mid-market companies, which we define as those having approximately 500-1,500 employees; and strategic companies, which we define as having approximately 100-499 employees.

Our mid-market and strategic customers have access to nearly all the features that our larger enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid- and strategic markets do not have information technology (“IT”) staff on their premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.” UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding primarily non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the year ended December 31, 2014, our (i) recurring revenues grew by 25.4%, compared with the same period in 2013 and (ii) Non-GAAP Operating Income was $101.7 million, or 20.1% of total revenues, as compared with $76.3 million, or 18.6% of total revenues, for the same period in 2013. For the year ended December 31, 2013, our (i) recurring revenues grew by 25.5%, compared with the same period in 2012, and (ii) Non-GAAP Operating Income was $76.3 million, or 18.6% of total revenues, as compared with $49.5 million, or 14.9% of total revenues, for the same period in 2012. As of December 31, 2014 and 2013, our Customer Retention exceeded 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Subscription revenues from our Cloud Offering and customer support and maintenance revenues are the primary components of recurring revenues.  The majority of services revenues are derived from implementation consulting services. Subsequent to the discontinuation of selling perpetual licenses of UltiPro to new customers, which occurred in 2009, we sell licenses to existing license customers but only in relation to the customer's employee growth or for Optional Capabilities if the customer already has a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold in the past, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically have a one-year term with annual renewal periods thereafter. Since 2009, our maintenance revenues are related to renewal maintenance only. In 2012, we announced that we would no longer support the licensed UltiPro ("Legacy") products after December 31, 2014. In the approximate two-year period after the announcement, Ultimate strengthened its campaign to convert Legacy customers to cloud customers. Ultimate believes this campaign program for Legacy to cloud conversions was successful. Since 2009, with the sunsetting of the Legacy product, effective December 31, 2014, a majority of our Legacy customers made the transition to the cloud.

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

Revenue Recognition

We recognize revenues in accordance with Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). We use the relative selling price method to allocate the total consideration to units of accounting in a multiple element arrangement. We allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price.

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

There are two major elements in our multiple element arrangements for the delivery of our Cloud Offering, which are recurring revenues (i.e., cloud subscription revenues) and services revenues (mostly implementation consulting services).

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

Single element arrangements typically consist of renewals for cloud subscriptions and renewal maintenance agreements. In addition, implementation consulting services sold on a time and materials basis typically represent single element arrangements. Under these single element arrangements, cloud subscription and maintenance revenues are recognized over the related renewal period, as the services are delivered, and implementation consulting services are recognized as the services are performed.

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

Our multiple element contracts contain recurring cloud revenues and implementation consulting services priced on a fixed fee basis. Time and materials implementation consulting services are sold as stand-alone sales not directly related to the basic implementation of the cloud product. The total arrangement consideration is allocated to services elements in the arrangement based on relative selling prices, using the prices established when the services are sold on a stand-alone basis.  Selling price is established through ESP for fixed fee implementation consulting services that are included in our multiple element contracts.

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

Ultimate assesses the likelihood that it will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating loss carryforwards, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2014 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2014. As such, there was no valuation allowance for the years ended December 31, 2014, 2013, and 2012.

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

At December 31, 2014, our goodwill totaled $25.7 million and our identifiable net intangible assets totaled $6.8 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value to the extent necessary.  We consider both market and discounted cash flow approaches in determining the fair value of the reporting unit.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment tests of goodwill as of December 31, 2014, 2013 and 2012.  As a result of this test, we determined that the fair value was in excess of the carrying value.

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

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Recurring	82.9%	81.5%	80.2%
Services	17.0	18.3	19.4
License	0.1	0.2	0.4
Total revenues	100.0	100.0	100.0
Cost of revenues:
Recurring	23.2	22.4	23.5
Services	17.0	18.7	19.9
License	—	—	0.1
Total cost of revenues	40.2	41.1	43.5
Gross profit	59.8	58.9	56.5
Operating expenses:
Sales and marketing	23.1	22.9	21.8
Research and development	16.5	16.5	18.3
General and administrative	9.4	9.0	7.6
Total operating expenses	49.0	48.4	47.7
Operating income	10.8	10.5	8.8
Other income (expense):
Interest expense and other	(0.1)	—	(0.1)
Other income, net	—	—	—
Total other income (expense), net	(0.1)	—	(0.1)
Income from continuing operations before income taxes	10.7	10.5	8.7
Provision for income taxes	(1.9)	(4.3)	(4.3)
Income from continuing operations	8.8	6.2	4.4
Loss from discontinued operations, net of taxes	—	—	—
Net income	8.8%	6.2%	4.4%

Comparison of Fiscal Years Ended December 31, 2014 and 2013

Revenues

Our revenues are derived from recurring revenues, services revenues and, to a much lesser extent, license revenues.  See “Revenue Recognition” above for further discussion of Ultimate’s revenue sources and its method of accounting for each of them.

Total revenues, primarily consisting of recurring and services revenues, increased 23.3% to $505.9 million for 2014 from $410.4 million for 2013.

Recurring revenues increased 25.4% to $419.2 million for 2014 from $334.4 million for 2013.  The increase in recurring revenues for 2014 was primarily due to an increase in cloud revenues, partially offset by a decrease in maintenance revenues. After we discontinued selling perpetual licenses in 2009, we began the process of converting our on-premise customers to the cloud. In 2012, we formally announced to our on-premise (or "Legacy") customers that we would cease supporting our Legacy product after December 31, 2014. Therefore, beginning in 2012, we strengthened our conversion program for our Legacy customers. Since 2009, we believe our conversion program was successful in transitioning the majority of our Legacy customers to the cloud. During 2014, our cloud revenues increased primarily as a result of new customers who went Live on UltiPro and the related Optional Capabilities of UltiPro during the year and, to a lesser extent, the conversion of Legacy customers to the cloud. As a result of the conversion program, maintenance revenues from Legacy customers continued to decrease over the course of 2014 and will no longer exist after December 31, 2014. Our annual revenue customer retention rate for total recurring revenue cloud customer base exceeded 96% in 2014. The impact on recurring revenues of units sold under the Cloud Offering has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.

Services revenues increased 14.7% to $86.2 million for 2014 from $75.1 million for 2013 primarily as a result of an increase in implementation revenues. The increase in implementation revenues was primarily attributable to a combination of more billable consultants, and the increased utilization of seasoned consultants and, to a lesser extent, the increased use of third-party implementation partners. The increased implementation revenues occurred as a result of increased fixed fee implementations as well as increased time and materials implementation services.

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

Cost of recurring revenues increased 28.0% to $117.6 million for 2014 from $91.9 million for 2013.  The $25.7 million increase in the cost of recurring revenues for the year was primarily due to increases in both cloud costs and customer support and product update costs. The increase in cloud costs was principally as a result of the growth in cloud operations and increased sales, including increased labor costs (which includes increased non-cash stock-based compensation expense). Non labor-related hosting data center costs increased slightly when compared to the same period in the prior year. The increase in customer support and maintenance costs was primarily due to higher labor costs commensurate with the growth in the number of customers serviced.

Cost of services revenues increased 12.2% to $85.9 million for 2014 from $76.6 million for 2013.  The $9.4 million increase in cost of services revenues was primarily due to an increase in the cost of implementation, which was primarily due to higher labor and related costs (including non-cash stock-based compensation), particularly in association with an increased number of implementation consultants and, to a lesser extent, the increased use of third-party implementation partners.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 24.7% to $117.0 million for 2014 from $93.9 million for 2013.  The $23.2 million increase in sales and marketing during 2014 was primarily due to increased labor and related costs (including additional personnel costs, increased non-cash stock-based compensation expense and, to a lesser extent, higher sales commissions related to increased cloud sales), as well as increased advertising and marketing costs.  Commissions on cloud sales are amortized over the initial contract term (typically 24 to 36 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 23.3% to $83.5 million in 2014 from $67.8 million in 2013.  The $15.8 million increase in research and development expenses during 2014 was principally due to higher labor and related costs (which include increased non-cash stock-based compensation expense) attributable to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount), partially offset by capitalized labor costs and capitalized third-party consulting costs. For the years ended December 31, 2014 and 2013, we capitalized $25.2 million and $19.0 million, respectively, of computer software development costs related to an internal-use development project to be sold in the future as a cloud product only. The increase in capitalized research and development costs in 2014 was attributable to the increase in both the internal labor being capitalized and the increased use of third-party consultants working on the development project.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 28.5% to $47.4 million for 2014 from $36.9 million for 2013.  The increase in general and administrative expenses for 2014 was primarily due to increased labor and related costs (which includes the impact of additional personnel costs as well as increased non-cash stock-based compensation expense), partially offset by a decrease in the provision for doubtful accounts and a decrease in professional fees.

Provision for Income Taxes

In 2014, based on pre-tax income, we had income tax expense of $9.6 million as compared to $17.6 million in 2013.  The decrease in income tax expense of $8.0 million was primarily due to a benefit recorded for research and development activities of $14.4 million related to the tax years 1998-2014. This benefit was partially offset by an increase in pre-tax book income and an increase in non-deductible expenses. Ultimate recorded $13.2 million and $2.3 million of research and development tax credit carryforwards during the quarters ended September 30, 2014 and December 31, 2014, respectively.

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenues

Total revenues, primarily consisting of recurring and services revenues, increased 23.5% to $410.4 million for 2013 from $332.3 million for 2012.

Recurring revenues increased 25.5% to $334.4 million for 2013 from $266.4 million for 2012.  The increase in recurring revenues for 2013 was primarily due to an increase in cloud revenues, partially offset by a decrease in maintenance revenues. Cloud revenues increased 30.2% for 2013, primarily due to the continued growth of the Cloud Offering, which comprised the majority of unit sales. The increase in cloud revenues is based on the revenue impact of incremental units that have gone Live since December 31, 2012, including the UltiPro standard/HR payroll product and, to a lesser extent, Optional Capabilities of UltiPro.  Recognition of recurring revenues for cloud sales commences upon the respective Live date. Maintenance revenues from previously sold licenses decreased 11.2%. The decrease resulted from the transition of certain customers who were formerly using UltiPro in connection with the purchase of a perpetual license to using UltiPro under our Cloud Offering, combined with the impact of attrition in the ordinary course of business, partially offset by price increases.  Maintenance revenues are recognized on a monthly recurring basis as the maintenance contracts renew annually. Our annual revenue customer retention rate for total recurring revenues exceeded 96% in 2013. The impact on recurring revenues of units sold under the Cloud Offering has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.

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

i)
The increase in cloud costs was principally as a result of the growth in cloud operations and increased sales, including increased labor costs (which includes increased non-cash stock-based compensation expense). Non labor-related hosting data center costs increased slightly when compared to the same period in the prior year.

ii)	The increase in customer support and maintenance costs was primarily due to higher labor costs commensurate with the growth in the number of customers serviced.

Cost of services revenues increased 15.9% to $76.6 million for 2013 from $66.1 million for 2012.  The $10.5 million increase in cost of services revenues was primarily due to an increase in the cost of implementation, which was primarily due to higher labor and related costs, particularly in association with an increased number of implementation consultants and increased non-cash stock-based compensation expense. Costs of third-party implementation consulting partners also increased from more usage.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 29.4% to $93.9 million for 2013 from $72.6 million for 2012.  The $21.3 million increase in sales and marketing during 2013 was primarily due to increased labor and related costs (including additional personnel costs, increased non-cash stock-based compensation expense and, to a lesser extent, higher sales commissions related to increased cloud sales) as well as increased advertising and marketing costs.  Commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 11.6% to $67.8 million in 2013 from $60.7 million in 2012.  The $7.1 million increase in research and development expenses during 2013 was principally due to higher labor and related costs (which include increased non-cash stock-based compensation expense) attributable to the ongoing development of UltiPro and complementary products, including the impact of increased personnel costs (predominantly from additional headcount), partially offset by capitalized labor costs. For the years ended December 31, 2013 and 2012, we capitalized $19.0 million and $5.2 million, respectively, of computer software development costs related to an internal-use development project to be sold in the future as a cloud product only. There were no such costs capitalized in the year ended December 31, 2011. The increase in capitalized research and development costs was attributable to the capitalization of the project for a partial year in 2012 compared with a full year in 2013, combined with the additional use of third-party consultants in the capitalized project during 2013.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 45.0% to $36.9 million for 2013 from $25.4 million for 2012.  The increase in general and administrative expenses for 2013 was primarily due to increased labor and related costs (which includes the impact of additional personnel costs as well as increased non-cash stock-based compensation expense) and, to a lesser extent, an increase in the provision for doubtful accounts and an increase in professional fees associated with the 2013 acquisitions.

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

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2014 and 2013. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

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

Quarters Ended	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
(In thousands, except per share data)
	(Unaudited)
Revenues:
Recurring	$112,350	$107,362	$102,108	$97,418	$90,354	$85,244	$80,754	$78,082
Services	23,069	20,047	19,841	23,208	21,570	17,703	16,392	19,445
License	11	22	48	452	(21)	161	323	390
Total revenues	135,430	127,431	121,997	121,078	111,903	103,108	97,469	97,917
Cost of revenues:
Recurring	31,635	30,598	28,422	26,954	24,148	23,384	22,543	21,828
Services	21,300	21,528	21,037	22,074	19,884	18,935	18,030	19,728
License	3	5	11	72	—	35	73	90
Total cost of revenues	52,938	52,131	49,470	49,100	44,032	42,354	40,646	41,646
Gross profit	82,492	75,300	72,527	71,978	67,871	60,754	56,823	56,271
Operating expenses:
Sales and marketing	30,638	28,104	29,462	28,829	25,816	22,481	22,672	22,910
Research and development	21,970	21,419	20,433	19,720	17,668	17,095	16,864	16,130
General and administrative	12,904	12,172	11,244	11,059	10,590	9,067	8,285	8,927
Total operating expenses	65,512	61,695	61,139	59,608	54,074	48,643	47,821	47,967
Operating income	16,980	13,605	11,388	12,370	13,797	12,111	9,002	8,304
Other (expense) income:
Interest and other expense	(77)	(104)	(106)	(66)	(26)	(67)	(56)	(80)
Other income, net	86	82	96	75	25	32	6	41
Total other (expense) income, net	9	(22)	(10)	9	(1)	(35)	(50)	(39)
Income before income taxes	16,989	13,583	11,378	12,379	13,796	12,076	8,952	8,265
Provision for income tax	(5,154)	6,073	(5,015)	(5,496)	(3,988)	(5,776)	(4,050)	(3,745)
Net income	$11,835	$19,656	$6,363	$6,883	$9,808	$6,300	$4,902	$4,520

Earnings per share:
Basic	$0.42	$0.69	$0.23	$0.24	$0.35	$0.23	$0.18	$0.16
Diluted	$0.40	$0.67	$0.22	$0.23	$0.34	$0.22	$0.17	$0.16

Weighted average shares outstanding:
Basic	28,432	28,285	28,252	28,196	28,005	27,871	27,735	27,476
Diluted	29,424	29,306	29,218	29,309	29,192	29,095	28,875	28,704

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

As of December 31, 2014, we had $118.5 million in cash, cash equivalents and investments in marketable securities, reflecting a net increase of $28.2 million since December 31, 2013.  This $28.2 million increase was primarily due to cash provided by operations of $108.1 million (excluding the non-cash impact of the excess tax benefit from stock option exercises) and proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises net of the repurchase of Common Stock of $6.2 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $42.2 million (which includes $25.2 million of capitalized labor costs and third-party consulting fees, paid in cash, associated with an internal-use development project), cash of $20.0 million used for the repurchases of shares of Common Stock under our previously announced stock repurchase plan ("Stock Repurchase Plan"), cash used to settle employee tax withholding liabilities for vesting of restricted stock awards and restricted stock units of $19.9 million, net payments on borrowings of $2.7 million and, to a lesser extent, the effect of the exchange rate on cash of $0.8 million.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs and, from time to time, payments for acquisitions. Net cash provided by operating activities increased $6.4 million during 2014 as compared with 2013. This increase was primarily due to an increase in operating income and changes in working capital accounts, after adjusting for the impact of non-cash expenses such as depreciation and amortization and expense associated with stock-based compensation awards.

Net cash used in investing activities was $535.2 million for 2014 as compared with $34.4 million for 2013.  The $500.8 million increase from 2013 was primarily attributable to an increase of $517.8 million in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) and an increase in cash purchases of property and equipment of $7.7 million (including an increase of $6.2 million of capitalized labor costs and third-party consulting fees, paid in cash, associated with an internal-use development project), partially offset by a significant decrease in cash used for acquisitions of $24.7 million. Customer funds, temporarily held by us as a result of our UltiPro Payment Services, are held in our bank accounts for the benefit of our customers and invested by us in accordance with our internal investment strategies. These customer funds are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations. The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's.

Net cash used in financing activities was $483.9 million for 2014 as compared with net cash provided by financing activities of $17.3 million for 2013. The $501.2 million increase in net cash provided by financing activities was primarily related to an increase of $517.8 million in UltiPro Payment Services funds received, and an increase in excess tax benefits from stock option exercises of $8.3 million, partially offset by cash of $20.0 million used for the repurchases of shares of Common Stock under our previously announced Stock Repurchase Plan, an increase in cash used to settle employee tax withholding liabilities for the vesting of restricted stock of $1.8 million, an increase in payments on other borrowings of $0.6 million and lower proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises of $1.9 million.

Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of December 31, 2014 were 68 days as compared with 70 days as of December 31, 2013.

Deferred revenues were $109.7 million at December 31, 2014, as compared with $103.2 million at December 31, 2013.  The increase of $6.5 million in deferred revenues for 2014 was primarily due to higher deferred cloud revenues and higher deferred services revenues, partially offset by decreased deferred maintenance revenues. The decreased deferred maintenance revenues resulted from the conversion of Legacy customers to the cloud and, to a lesser extent, terminated maintenance arrangements from customers that did not convert to the cloud as a result of our conversion program which began in 2009 and heightened during 2014. After December 31, 2014, we no longer support our Legacy product and, therefore, as of December 31, 2014, our deferred maintenance revenues no longer exist. Also, for those customers that did convert to the cloud, the related billings changed from annual renewal maintenance billings to quarterly cloud billings for those same customers.

Ultimate believes that cash and cash equivalents, investments in marketable securities and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of December 31, 2014.

Off-Balance Sheet Arrangements

We do not, and, as of December 31, 2014, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measure of Non-GAAP Operating Income excludes non-cash stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense was $46.2 million, $32.8 million and $20.4 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the years ended December 31, 2014 and 2013, the amortization of acquired intangible assets was $1.1 million and $0.2 million, respectively. There was no amortization of acquired intangible assets for the year ended December 31, 2012. Amortization of acquired intangible assets is excluded from Ultimate's non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Year Ended
	2014	2013	2012
Non-GAAP operating income reconciliation:
Operating income	$54,343	$43,214	$29,113
Operating income, as a % of total revenues	10.7%	10.5%	8.8%
Add back:
Non-cash stock-based compensation expense	46,188	32,807	20,412
Non-cash amortization of acquired intangible assets	1,139	242	—
Non-GAAP operating income	$101,670	$76,263	$49,525
Non-GAAP operating income, as a % of total revenues	20.1%	18.6%	14.9%

Contractual Obligations

As of December 31, 2014, Ultimate’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital lease obligations (1)	$7,014	$3,655	$3,359	$—	$—
Other long-term obligations (2)	43,144	10,379	17,225	9,534	6,006
Other long-term liabilities (3)	4,950	4,950	—	—	—
Total contractual cash obligations	$55,108	$18,984	$20,584	$9,534	$6,006
_________________________

(1)
We lease certain computer equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2017. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding capital lease obligations.

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

(3) Ultimate has an income tax payable related to the benefit of an unrecognized tax position.  As of the date of this report, it is not reasonable to estimate the timing of this payment.  Ultimate does not have any other long-term liabilities as of December 31, 2014.

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

As of December 31, 2014, total investments in available-for-sale marketable securities were $10.2 million.

As of December 31, 2014, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.6% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its December 31, 2014 consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $68 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $44 thousand over the next 12 months.

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
We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Ultimate Software Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of The Ultimate Software Group, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
February 27, 2015
Jacksonville, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$108,298	$79,794
Investments in marketable securities	7,862	8,682
Accounts receivable, net of allowance for doubtful accounts of $675 for 2014 and 2013	100,218	85,676
Prepaid expenses and other current assets	34,788	29,374
Deferred tax assets, net	965	1,015
Total current assets before funds held for customers	252,131	204,541
Funds held for customers	759,087	262,227
Total current assets	1,011,218	466,768
Property and equipment, net	86,595	58,186
Goodwill	25,696	26,942
Investments in marketable securities	2,294	1,771
Intangible assets, net	6,774	8,274
Other assets, net	20,611	17,340
Deferred tax assets, net	37,110	18,913
Total assets	$1,190,298	$598,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,418	$6,422
Accrued expenses	30,941	26,040
Deferred revenue	109,552	102,686
Capital lease obligations	3,655	2,949
Other borrowings	567	2,264
Total current liabilities before customer funds obligations	152,133	140,361
Customer funds obligations	759,087	262,227
Total current liabilities	911,220	402,588
Deferred revenue	153	498
Deferred rent	2,368	2,687
Capital lease obligations	3,359	2,240
Other borrowings	400	593
Deferred income tax liability	1,049	1,371
Total liabilities	918,549	409,977
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 32,722,864 and 32,132,376 shares issued and outstanding in 2014 and 2013, respectively	327	321
Additional paid-in capital	376,609	315,691
Accumulated other comprehensive loss	(3,590)	(1,442)
Accumulated earnings (deficit)	36,928	(7,809)
	410,274	306,761
Treasury stock, 4,216,626 and 4,053,835 shares, at cost, for 2014 and 2013, respectively	(138,525)	(118,544)
Total stockholders’ equity	271,749	188,217
Total liabilities and stockholders’ equity	$1,190,298	$598,194
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Revenues:
Recurring	$419,238	$334,434	$266,430
Services	86,165	75,110	64,563
License	533	853	1,275
Total revenues	505,936	410,397	332,268
Cost of revenues:
Recurring	117,609	91,903	78,121
Services	85,939	76,577	66,063
License	91	198	280
Total cost of revenues	203,639	168,678	144,464
Gross profit	302,297	241,719	187,804
Operating expenses:
Sales and marketing	117,033	93,879	72,565
Research and development	83,542	67,757	60,693
General and administrative	47,379	36,869	25,433
Total operating expenses	247,954	198,505	158,691
Operating income	54,343	43,214	29,113
Other (expense) income:
Interest expense	(353)	(229)	(476)
Other income, net	339	104	102
Total other (expense) income, net	(14)	(125)	(374)
Income from operations	54,329	43,089	28,739
Provision for income taxes	(9,592)	(17,559)	(14,107)
Net income	$44,737	$25,530	$14,632

Net income per share:
Basic	$1.58	$0.92	$0.55
Diluted	$1.52	$0.88	$0.52

Weighted average shares outstanding:
Basic	28,293	27,773	26,778
Diluted	29,343	29,013	28,375

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$44,737	$25,530	$14,632
Other comprehensive (loss) income :
Unrealized (loss) gain on investments in marketable available for sale securities	(10)	4	(1)
Unrealized (loss) gain on foreign currency translation adjustments	(2,143)	(1,549)	166
Other comprehensive (loss) income, before tax	(2,153)	(1,545)	165
Income tax benefit (expense) related to items of other comprehensive income	1	(6)	1
Other comprehensive (loss) income, net of tax	$(2,152)	$(1,551)	$166
Comprehensive income	$42,585	$23,979	$14,798

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated (Deficit) Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2011	30,204	$302	$242,100	$(57)	$(47,971)	3,942	$(108,750)	$85,624
Net income	—	—	—	—	14,632	—	—	14,632
Unrealized gain on foreign exchange, net of tax				166				166
Shares acquired to settle employee tax withholding liability	—	—	(20,384)	—	—	—	—	(20,384)
Excess tax benefits from employee stock plan	—	—	12,310	—	—	—	—	12,310
Repurchases of Common Stock	—	—	—	—	—	112	(9,794)	(9,794)
Issuances of Common Stock from exercises of stock options	751	8	11,272	—	—	—	—	11,280
Issuances of Common Stock from restricted stock releases	442	4	—	—	—	—	—	4
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	—	20,832	—	—	—	—	20,832
Balance, December 31, 2012	31,397	$314	$266,130	$109	$(33,339)	4,054	$(118,544)	$114,670
Net income	—	—	—	—	25,530	—	—	25,530

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated (Deficit) Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(2)	—	—	—	(2)
Unrealized loss on foreign exchange, net of tax				(1,549)				(1,549)
Shares acquired to settle employee tax withholding liability	—	—	(18,058)	—	—	—	—	(18,058)
Excess tax benefits from employee stock plan	—	—	19,167	—	—	—	—	19,167
Stock consideration for acquisitions	—	—	6,115	—	—	—	—	6,115
Issuances of Common Stock from exercises of stock options	440	4	8,132	—	—	—	—	8,136
Issuances of Common Stock from restricted stock releases	296	3						3
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	—	34,205	—	—	—	—	34,205
Balance, December 31, 2013	32,133	$321	$315,691	$(1,442)	$(7,809)	4,054	$(118,544)	$188,217
Net income	—	—	—	—	44,737	—	—	44,737
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(5)	—	—	—	(5)
Unrealized loss on foreign exchange, net of tax				(2,143)				(2,143)
Shares acquired to settle employee tax withholding liability	—	—	(19,883)	—	—	—	—	(19,883)
Excess tax benefits from employee stock plan	—	—	27,499	—	—	—	—	27,499
Repurchases of Common Stock	—	—	—	—	—	163	(19,981)	(19,981)
Stock consideration for acquisitions	13	—	(818)	—	—	—	—	(818)
Issuances of Common Stock from exercises of stock options	310	3	6,205	—	—	—	—	6,208
Issuances of Common Stock from restricted stock releases	267	3	—	—	—	—	—	3
Non-cash stock-based compensation expense for stock options, restricted stock and restricted stock units	—	—	47,915	—	—	—	—	47,915
Balance, December 31, 2014	32,723	$327	$376,609	$(3,590)	$36,928	4,217	$(138,525)	$271,749

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$44,737	$25,530	$14,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,263	16,058	13,623
Provision for doubtful accounts	2,264	2,523	1,159
Non-cash stock-based compensation expense	46,185	32,807	20,412
Income taxes	9,030	17,347	13,814
Excess tax benefits from employee stock plan	(27,499)	(19,167)	(12,310)
Changes in operating assets and liabilities:
Accounts receivable	(16,806)	(16,784)	(15,747)
Prepaid expenses and other current assets	(5,414)	(2,982)	(1,880)
Other assets	(3,271)	(403)	(1,631)
Accounts payable	996	(1,415)	1,319
Accrued expenses and deferred rent	4,582	10,752	2,859
Deferred revenue	6,521	9,946	5,413
Net cash provided by operating activities	80,588	74,212	41,663

Cash flows from investing activities:
Purchases of marketable securities	(10,355)	(10,741)	(13,643)
Maturities of marketable securities	10,377	10,819	12,239
Payments for acquisitions, net of cash acquired	(257)	(24,995)	—
Net purchases of client funds securities	(496,860)	20,908	(162,347)
Purchases of property and equipment	(38,100)	(30,421)	(17,326)
Net cash used in investing activities	(535,195)	(34,430)	(181,077)

Cash flows from financing activities:
Repurchases of Common Stock	(19,981)	—	(9,794)
Net proceeds from issuances of Common Stock	6,208	8,139	11,284
Excess tax benefits from employee stock plan	27,499	19,167	12,310
Shares acquired to settle employee tax withholding liabilities	(19,883)	(18,058)	(20,384)
Principal payments on capital lease obligations	(4,082)	(3,541)	(3,418)
Repayments of other borrowings	(2,690)	(2,055)	(429)
Net increase in customer fund obligations	496,860	(20,908)	162,347
Net cash provided by (used in) financing activities	483,931	(17,256)	151,916

Effect of exchange rate changes on cash	(820)	(1,549)	166
Net increase in cash and cash equivalents	28,504	20,977	12,668
Cash and cash equivalents, beginning of year	79,794	58,817	46,149
Cash and cash equivalents, end of year	$108,298	$79,794	$58,817

Supplemental disclosure of cash flow information:

Cash paid for interest	$327	$358	$419
Cash paid for taxes	$582	$476	$471

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$5,907	$3,293	$3,986
Stock consideration adjustment recorded for acquisitions	$(818)	$—	$—
Stock consideration recorded for acquisitions	$—	$6,115	$—
License agreement with third-party vendor	$800	$—	$—
Stock based compensation for capitalized software	$1,730	$1,398	$420
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   We market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, including those with 10,000 or more employees; mid-market companies, which we define as those having approximately 500-1,500 employees; and strategic companies, which we define as having approximately 100-499 employees. UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams.

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

Funds Held for Customers and Customers’ Funds Obligations

Ultimate has the right to market and distribute an independent third party’s tax filing solution that Ultimate has branded UltiPro Payment Services.  Ultimate’s UltiPro Payment Services product provides payment services to our customers.  These payment services are being sold directly by us to our customers only on a per-employee-per-month (“PEPM”) basis in conjunction with UltiPro, our core product.  In connection with our UltiPro Payment Services product, we receive funds from our customers and hold such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  We hold our customers’ payment services deposits for the period between collection from our customers and remittance to the applicable taxing authority.  These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in our consolidated balance sheets as of December 31, 2014 and 2013.  We have reported the cash flows for purchases of securities with funds received from UltiPro Payment Services customers in the investing activities section of the consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012.  We have reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012.  The associated PEPM fees for UltiPro Payment Services are included in recurring revenues in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012.  The associated interest earned was not material for the years ended December 31, 2014, 2013 and 2012.

Fair Value of Financial Instruments

Ultimate’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, and capital lease obligations and other borrowings, approximated fair value (due to relatively short maturity) as of December 31, 2014 and 2013.

Prepaid Expenses and Other Current Assets

Ultimate’s financial statements include prepaid expenses and other current assets which include prepaid commissions on cloud sales.  Prepaid expenses are amortized over the life of the asset (typically within one year) and commissions on cloud sales are amortized over the initial contract term (typically 24 months) commencing on the day the customer processes its first live payroll using UltiPro (also referred to as going “Live”), which corresponds with the related cloud revenue recognition. The portion of prepaid commissions that extends beyond one year is classified in other assets, net in the consolidated balance sheets as of December 31, 2014 and 2013.

Long-Lived Assets

We evaluate the carrying value of long-lived assets when indicators of impairment exist.  For the year ended December 31, 2014, no such events or circumstances were identified.  The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value.  In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the years ended December 31, 2014, 2013 and 2012, we recorded no impairment of our long-lived assets.

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

Deferred Revenue

Deferred revenue is primarily comprised of deferrals for recurring revenues for cloud services which are recognized over the term of the related contract as the services are performed, typically two years; maintenance services which have not yet been rendered which are recognized ratably over the related annual maintenance period; implementation consulting services for which the services have not yet been rendered which are primarily recognized prior to the respective Live date; and subscription revenues which are recognized ratably over the base term of the related contract upon the delivery of the services.

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

Revenue Recognition

We recognize revenues in accordance with Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). We use the relative selling price method to allocate the total consideration to units of accounting in a multiple element arrangement. We allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price.

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

There are two major elements in our multiple element arrangements for the delivery of our Cloud Offering, which are recurring revenues (i.e., cloud subscription revenues) and services revenues (mostly implementation consulting services).

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

Single element arrangements typically consist of renewals for cloud subscriptions and renewal maintenance agreements. In addition, implementation consulting services sold on a time and materials basis typically represent single element arrangements. Under these single element arrangements, cloud subscription and maintenance revenues are recognized over the related renewal period, as the services are delivered, and implementation consulting services are recognized as the services are performed.

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

Our multiple element contracts contain recurring cloud revenues and implementation consulting services priced on a fixed fee basis. Time and materials implementation consulting services are sold as stand-alone sales not directly related to the basic implementation of the cloud product. The total arrangement consideration is allocated to services elements in the arrangement based on relative selling prices, using the prices established when the services are sold on a stand-alone basis.  Selling price is established through ESP for fixed fee implementation consulting services that are included in our multiple element contracts.

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

At December 31, 2014, our goodwill totaled $25.7 million and our identifiable net intangible assets totaled $6.8 million. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  We consider both market and discounted cash flow approaches to determine the fair value of the reporting unit.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment test of goodwill as of December 31, 2014, and 2013.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for our reporting unit was required.

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

As of December 31, 2014, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,165,680 shares.

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

In accordance with ASC 718, Ultimate capitalizes the portion of SBC expense attributed to research and development personnel whose labor costs are being capitalized pursuant to ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software, related to software development. The following table summarizes SBC recognized by the Company (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
SBC - Statements of income	$46,185	$32,807	$20,412
SBC - Capitalized software	1,730	1,398	420
SBC - Statements of stockholders' equity	$47,915	$34,205	$20,832

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

We assess the likelihood that Ultimate will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, as well as current tax laws and interpretation of current tax laws, in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2014 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income sufficient to realize all of our remaining deferred tax assets.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2014. As such, there was no valuation allowance for the years ended December 31, 2014, 2013, and 2012. See Note 15 for further discussion.

ASC 740, “Income Taxes” (“ASC 740”), clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Specifically, ASC 740 prescribed a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  Our accounting policy is to record the tax effects of a change in the opening balance of the unrecognized tax benefits (including unrecognized tax benefits related to prior-period discontinued operations) in current-period income (loss) from continuing operations. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2014 and 2013, we did not have any interest and penalties accrued related to unrecognized tax benefits.

Reimbursable Out-Of-Pocket Expenses

Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in our accompanying consolidated statements of operations, were $1.9 million, $1.8 million and $1.4 million for 2014, 2013 and 2012, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2014-09,  ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for Ultimate on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect the standard will have on our ongoing financial reporting.
4. Business Combinations
2013 Business Combinations
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

We paid a total of $10.4 million (USD) in cash and a total of 17,788 restricted shares of Ultimate's Common Stock valued at $2.3 million, which are issuable in three (3) equal installments on April 1, 2014, April 1, 2015 and April 1, 2016 (the "Employtouch Stock Consideration"). During the measurement period, we made certain post-closing adjustments related to the valuation of the stock consideration and purchase price allocation of Employtouch, which are reflected below and included in the cash flows from investing activities and non-cash investing and financing activities in the statements of cash flows.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At October 1, 2013
Net tangible assets	$23
Intangible assets	5,350
Goodwill	8,736
Deferred tax liability	(1,418)
Total purchase price	$12,691
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
The balance of the acquired intangibles, net of amortization, is stated separately on our consolidated balance sheet. We acquired net tangible assets of $0.02 million and incurred direct costs of $0.3 million in relation to the acquisition. A deferred tax liability of $1.4 million resulted from the Employtouch Acquisition, which was a nontaxable transaction. In accordance with GAAP, direct costs related to the acquisition were expensed as incurred. The balance of $8.7 million was recorded as goodwill. Since the Employtouch Acquisition was a stock purchase, goodwill and acquired intangibles are not deductible for tax purposes. For further discussion of acquired intangibles, see Note 12 of "Notes to Consolidated Financial Statements".

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
To further simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in November 2013 as a result of the Accel HR Acquisition (discussed above). UltiPro Managed Services is designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or HRIS services that typically take a one-size-fits-all approach, UltiPro Managed Services allows customers to select from a number of payroll management, HRIS, and/or benefits management services and combine them into a tailored solution that best suits their unique needs. Accel HR has provided these types of services to large and mid-market corporate customers in North America since 2004 and, since 2007 prior to its acquisition by us, Accel HR partnered exclusively with Ultimate to provide these services to their UltiPro customers.

Pursuant to the terms of the Accel HR Agreement, we paid a total of $14.6 million in cash and a total of 22,017 restricted shares of Ultimate's Common Stock, valued at $3.0 million, which are issuable in three (3) equal installments on the first, second and third anniversaries of the Accel HR Closing Date (the "Accel HR Stock Consideration"). During the measurement period, we made certain post-closing adjustments related to the valuation of the stock consideration and purchase price allocation of Accel HR, which are reflected below and included in the cash flows from investing activities and non-cash investing and financing activities in the statements of cash flows.
.
The following table summarized the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands)"

At November 15, 2013
Net tangible liabilities	$(732)
Intangible assets	3,350
Goodwill	15,025
Total purchase price	$17,643
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
The balance of the acquired intangibles, net of amortization, is stated separately on our consolidated balance sheet. We assumed net liabilities of $0.7 million and incurred direct costs of $0.3 million in relation to the acquisition. In accordance with GAAP, direct costs related to the acquisition were expensed as incurred. The balance of $15.0 million was recorded as goodwill. For further discussion of acquired intangibles, see Note 12 of "Notes to Consolidated Financial Statements".
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

5.           Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income was a $10 thousand net unrealized loss and $4 thousand net unrealized gain on available-for-sale securities at December 31, 2014 and December 31, 2013, respectively. Realized gains and losses resulting on available-for-sale securities are included in other (expense) income, net, in the consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012.

The amortized cost, net unrealized (loss) gain and fair value of our investments in marketable available-for-sale securities as of December 31, 2014 and December 31, 2013 are shown below (in thousands):

	As of December 31, 2014			As of December 31, 2013
	Amortized Cost	Net Unrealized (Loss).	Fair Value	Amortized Cost	Net Unrealized Gain	Fair Value
Corporate debentures – bonds	$8,513	$(9)	$8,504	$7,375	$4	$7,379
Commercial paper	600	—	600	1,799	—	1,799
U.S. Agency bonds	255	—	255	760	—	760
U.S. Treasury bills	798	(1)	797	—	—	—
Certificates of deposit	—	—	—	515	—	515
Total investments	$10,166	$(10)	$10,156	$10,449	$4	$10,453

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity at December 31, 2014 is shown below (in thousands):

	As of December 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$7,870	$7,862
Due after one year	2,296	2,294
Total	$10,166	$10,156

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  We did not have any transfers into and out of Level 1 and Level 2 during the years ended December 31, 2014, 2013 and 2012.

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

The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of December 31, 2014 and December 31, 2013 (in thousands):

	As of December 31, 2014				As of December 31, 2013
	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)
Corporate debentures and bonds	$8,504	$—	$8,504	$—	$7,379	$—	$7,379	$—
Commercial paper	600	—	600	—	1,799	—	1,799	—
U.S. Agency bonds	255	—	255	—	760	—	760	—
U.S. Treasury bills	797	—	797	—	—	—	—	—
Certificates of deposit	—	—	—	—	515	515	—	—
Total	$10,156	$—	$10,156	$—	$10,453	$515	$9,938	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the consolidated balance sheets as of December 31, 2014 and as of December 31, 2013 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of December 31, 2014 and December 31, 2013.

6.           Allowance for Doubtful Accounts

We have established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable by customer and historical experience.

The activity within allowance for doubtful accounts was as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$675	$475	$475
Charged to expense	2,264	2,523	1,159
Write-offs	(2,264)	(2,323)	(1,159)
Balance at end of year	$675	$675	$475

7.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2014	2013
Prepaid commissions on cloud sales	$17,772	$19,942
Other prepaid expenses	8,064	2,783
Other current assets	8,952	6,649
Total prepaid expenses and other current assets	$34,788	$29,374

8.           Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2014	2013
Computer equipment	$119,716	$103,154
Internal-use software	49,464	24,238
Leasehold improvements	18,125	15,069
Furniture and fixtures	9,220	8,318
Building	1,005	1,005
Land	655	655
Property and equipment	198,185	152,439
Less: accumulated depreciation and amortization	111,590	94,253
Property and equipment, net	$86,595	$58,186

Depreciation and amortization expense on property and equipment, including depreciation and amortization expense on property and equipment under capital leases, totaled $18.1 million, $15.3 million and $12.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Included in property and equipment, net, is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2014	2013
Computer equipment	$38,913	$33,006
Less: accumulated amortization	33,556	29,453
Computer equipment, net	$5,357	$3,553

Capital leases entered into and included in property and equipment totaled $5.9 million, $3.3 million and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

See Note 10 in the Notes to Consolidated Financial Statements for further discussion of computer software development costs related to internal-use software which is included in property and equipment, net.

9.           Foreign Currency

The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of our wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in consolidated stockholders’ equity as a component of accumulated other comprehensive income (loss).  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the consolidated statements of operations. Included in accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, are $3.6 million of unrealized translation losses at December 31, 2014 and $1.4 million of unrealized translation losses at December 31, 2013. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012.

Included in comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 were realized foreign currency translation losses and unrealized foreign currency translation gains (losses), as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Realized foreign currency translation (losses)	$—	$—	$—
Unrealized foreign currency translation (losses) gains	$(2,143)	$(1,549)	$166

10.           Computer Software Development Costs

We previously capitalized software costs in accordance with Accounting Standards Codification ("ASC") Topic 985-20, Costs of Software to Be Sold, Leased, or Marketed. Those capitalized software costs were full amortized as of December 31, 2013.

Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software.     These capitalized costs are included with property and equipment in the consolidated balance sheets and purchases of property and equipment in the statements of cash flows. During the years ended December 31, 2014, 2013 and 2012, we capitalized $25.2 million, $19.0 million and $5.2 million, respectively. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years, commencing after the software development is substantially complete and the software is ready for its intended use. During the year ended December 31, 2014, we amortized $0.7 million of our internal use software due to the mid-2014 product release of our UltiPro Recruiting module within the overall capitalized development project. There was no amortization for the years ended December 31, 2013 and 2012. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of capitalized software (e.g., from the Recruitment release) is included in cost of recurring revenues.

Capitalized computer software development costs and accumulated amortization of capitalized software, developed for internal use, were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Computer software development costs	$49,464	24,238	5,217
Less: accumulated amortization	(670)	—	—
Computer software development costs, net	48,794	24,238	5,217

UltiPro Recruiting, a component of the overall capitalized development project, became ready for its intended use during 2014. The remaining components of the development project are expected to be completed during 2015 and thereafter. Amortization for the components of the development project begins when they are ready for their intended use.
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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Basic weighted average shares outstanding	28,293	27,773	26,778
Effect of dilutive equity instruments (1)	1,050	1,240	1,597
Dilutive shares outstanding	29,343	29,013	28,375

Anti-dilutive equity instruments (1)	40	47	67
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

The changes in the carrying value of goodwill were as follows:

For the Year Ended
December 31, 2014
Goodwill, December 31, 2013	$26,942
Adjustments (1)	(561)
Translation adjustment (2)	(685)
Goodwill, December 31, 2014	$25,696

(1) Goodwill adjustments represent the net purchase accounting adjustments for acquisitions during the related measurement periods.
(2) Represents the impact of the foreign currency translation of the portion of goodwill that is recorded by our Canadian subsidiary whose functional currency is also its local currency. Such goodwill is translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income.

As of December 31, 2014, the Company’s amortizable intangible assets, before amortization expense, have estimated useful lives as follows (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(874)	$(537)	$3,789	6
Customer relationships	3,200	(392)	(5)	2,803	9
Non-compete agreements	300	(115)	(3)	182	2
	$8,700	$(1,381)	$(545)	$6,774	7

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(180)	$(179)	$4,841	7
Customer relationships	3,200	(47)	(3)	3,150	10
Non-compete agreements	300	(15)	(2)	283	3
	$8,700	$(242)	$(184)	$8,274	8

Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $1,139 thousand and $242 thousand for the years ended December 31, 2014 and 2013. There was no amortization expense for acquired intangible assets for the year ended December 31, 2012. Future amortization expense for acquired intangible assets is as follows, as of December 31, 2014 (in thousands):

Year	Amount
2015	$1,097
2016	1,075
2017	969
2018	969
2019	969
Thereafter	1,695
Total	$6,774

13.  Capital Lease Obligations

We lease certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2017. Interest rates on these leases are 4.25%. The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2014 (in thousands):

Year	Amount
2015	$3,877
2016	2,628
2017	832
7,337
Less amount representing interest	(323)
Lease obligations reflected as current ($3,655) and non-current ($3,359)	$7,014

14. Other Borrowings

During the year ended December 31, 2012, we financed the purchase of perpetual licenses with third-party vendors totaling $5.3 million, payable over a three-year period. During the year ended December 31, 2014, we signed an addendum to those agreements totaling $0.8 million, payable over a two-year period. The remaining scheduled repayments of the other borrowings, which excludes interest, as of December 31, 2014, are as follows (in thousands):

Year	Amount
2015	$567
2016	400
Other borrowings	$967

15.  Income Taxes

For the year ended December 31, 2014, the income tax provision of $9.6 million was based on book income from operations before income taxes of $54.3 million.  For the year ended December 31, 2013, the income tax provision of $17.6 million was based on book income from operations before income taxes of $43.1 million.  For the year ended December 31, 2012, the income tax provision of $14.1 million was based on a book loss from operations before income taxes of $28.7 million.  Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax (provision) benefit consists of the following (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Current taxes:
Federal	$(22,406)	$(14,091)	$(10,085)
State and local	(5,078)	(3,298)	(2,354)
Foreign	(567)	(201)	(164)
Deferred taxes, net
Federal	16,607	(8)	(1,710)
State and local	1,535	(2)	197
Foreign	317	41	9
Income tax provision	$(9,592)	$(17,559)	$(14,107)

The income tax provision is different from that which would be obtained by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Income tax (provision) benefit at statutory federal tax rate	$(19,015)	$(15,081)	$(10,060)
State and local income taxes, net of the federal benefit	(2,303)	(2,144)	(1,402)
Non-deductible expenses	(2,068)	(1,965)	(2,470)
Change in tax rates	80	51	45
Recognition of previously unrecognized tax benefits, federal benefit	—	1,679	—
Research credit, federal benefit	13,873	—	—
Other, net	(159)	(99)	(220)
Income tax provision	$(9,592)	$(17,559)	$(14,107)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities at December 31, 2014, 2013 and 2012 were as follows (in thousands):

	As of December 31,
	2014	2013	2012
Deferred tax assets:
Net operating losses, foreign	$59	$59	$—
Tax credit carryforwards	127	127	127
Research credit	15,518	—	—
Deferred revenue	168	504	1,140
Accruals not currently deductible	715	472	386
Allowance for doubtful accounts	248	248	169
Charitable contributions	1,281	995	751
Stock-based compensation	41,139	29,840	24,044
Deferred rent adjustment	1,292	1,349	1,350
Gross deferred tax assets	60,547	33,594	27,967
Less valuation allowance	—	—	—
Deferred tax assets	$60,547	$33,594	$27,967
Deferred tax liabilities:
Property and equipment	$(23,248)	$(14,481)	$(8,665)
Acquired intangible assets, foreign	(1,088)	(1,371)	—
Software development costs	815	815	613
Other, net	—	—	—
Gross deferred tax liabilities	(23,521)	(15,037)	(8,052)
Net deferred tax assets	$37,026	$18,557	$19,915

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

The available positive evidence at December 31, 2014 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2014. As such, there was no valuation allowance for the years ended December 31, 2014, 2013 and 2012.

Approximately $1.4 million of deferred tax liabilities were recorded against the identified intangible assets established upon the acquisition of EmployTouch during 2013.

Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, Ultimate Canada.  The comprehensive recognition of deferred income taxes presumes that all undistributed earnings will be transferred to the parent entity.  This presumption may be overcome by the parent entity, and no income taxes would be accrued, if sufficient evidence shows that the subsidiary has invested or will invest the undistributed earnings indefinitely or that the earnings will be remitted in a tax-free liquidation.  A parent entity shall have evidence of specific plans for reinvestment of undistributed earnings of a subsidiary which demonstrates that remittance of the earnings will be postponed indefinitely.  These criteria required to overcome the presumption are sometimes referred to as the indefinite reversal criteria.  Accordingly, deferred income taxes were not recognized on the undistributed earnings of Ultimate Canada.  The deferred tax liability, net of available foreign tax credits, resulting from the cumulative undistributed earnings are not deemed material. We recorded a deferred tax asset, of $13.2 million during the third quarter of 2014, for the years 1998 through 2013, and we recorded a deferred tax asset of $2.3 million during the three and twelve months ended December 31, 2014 for the year 2014, as a result of a research and development credit study.

At December 31, 2014, we had approximately $159.8 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income.  The $159.8 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the tax benefit of which will primarily be credited to paid-in-capital and deferred tax asset when realized.  As a result, the tax benefits associated with stock based compensation are included in net operating loss carryforwards but not reflected in deferred tax assets.  During 2014, we realized a tax benefit of $33.5 million comprised of a $27.5 million and a $6.0 million credit to paid-in-capital and deferred tax asset, respectively.  During 2013, we realized a tax benefit of $25.5 million comprised of a $19.2 million and a $6.3 million credit to paid-in capital and deferred tax asset, respectively. During 2012, we realized a tax benefit of $16.7 million comprised of a $12.3 million and a $4.4 million credit to paid-in capital and deferred tax asset, respectively. As of December 31, 2014, we had approximately $0.2 million of net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income. The carryforwards expire from 2018 through 2033 and from 2015 through 2033, for Federal and state income tax reporting purposes, respectively. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state provisions. The Internal Revenue Service examination of our U.S. Federal income tax return for the year ended December 31, 2010 was completed in 2013 with no change to the taxable income or income tax liability as reported.

ASC 740, “Income Taxes,” ("ASC 740") requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  During 2013, the Internal Revenue Service completed their examination of our U.S. Federal income tax return for the year ended December 31, 2010, which resulted in the recognition of previously unrecognized tax benefits of approximately $1.9 million, which decreased our provision for income taxes and our effective tax rate. As of December 31, 2014, we had $5.0 million of gross unrecognized tax benefits resulting from a research and development credit attributable to the 1998-2014 years as a result of the completion of the research and development activities study that if recognized would affect the annual effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

Tax years 1998 to 2014 remain subject to future examination by the tax jurisdictions in which we are subject to tax.

We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.  Due to our net operating loss carryover position, we did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2014 and 2013, we did not have any interest and penalties accrued related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	As of December 31,
	2014	2013	2012
Balance at January 1,	$—	$1,866	$1,866
Tax positions taken in prior period
Gross increases	—	—	—
Gross decreases	—	—	—
Tax positions taken in current period
Gross increases	4,950	—	—
Settlements	—	(1,866)	—
Statute expiration	—	—	—
Balance at December 31,	$4,950	$—	$1,866

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

As of December 31, 2014, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,165,680 shares.

Stock-Based Compensation

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Cost of recurring revenues	$5,495	$3,866	$2,508
Cost of services revenues	4,446	3,591	2,729
Sales and marketing	20,767	13,625	7,861
Research and development	4,788	3,585	2,451
General and administrative	10,689	8,140	4,863
Total stock-based compensation expense	$46,185	$32,807	$20,412

Included in computer equipment in property and equipment, net in our consolidated balance sheet and excluded from purchases of property and equipment in the statements of cash flow at December 31, 2014, 2013 and 2012 was $1.7 million, $1.4 million and $0.4 million, respectively, in non-cash stock-based compensation expense related to capitalized software which was developed for internal use during the fiscal years then ended. These amounts would have otherwise been charged to research and development expense for the years ended December 31, 2014, 2013 and 2012.

Net cash proceeds from the exercise of Options were $6.2 million, $8.1 million and $11.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.  There was a $27.5 million, a $19.2 million and a $12.3 million income tax benefit recognized in additional paid in capital from the realization of excess stock-based payment deductions during the years ended December 31, 2014, 2013 and 2012, respectively.

Fair Value

The fair value of restricted stock awards and restricted stock units is equal to the closing price of our Common Stock on NASDAQ on the date of grant.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rates for the years ended December 31, 2014, 2013 and 2012 were based on historical data.

Options

There were no Options granted during the years ended December 31, 2014, 2013 and 2012. Options granted to officers and employees under the Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date.  Options granted to non-employee directors under the Plan generally have a 10-year term and vest and become exercisable immediately on the grant date.

Restricted Stock Awards

Under the provisions of the Plan, Ultimate may, at the discretion of the Compensation Committee or the Board, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  During the years ended December 31, 2014, 2013 and 2012, we granted Restricted Stock Awards for 235,000, 191,500 and 396,700 shares, respectively, of Common Stock to officers and employees and we granted Restricted Stock Awards for 10,375, 18,198 and 21,789 shares, respectively, of Common Stock to non-employee directors.  Compensation expense for Restricted Stock Awards is measured based on the closing market price of our Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period.  Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto during the vesting period.  Each Restricted Stock Award becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued employment with Ultimate or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause or, in the case of a non-employee director, at cessation of his board services at the end of his term.  Included in our consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 was $23.3 million, $16.1 million and $9.2 million, respectively, of non-cash stock-based compensation expense for Restricted Stock Awards.

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

There were 207,000, 249,210 and 313,442 Restricted Stock Unit Awards granted to employees during the years ended December 31, 2014, 2013 and 2012, respectively.    Non-cash stock-based compensation expense for Restricted Stock Unit Awards is measured based on the fair market value of our Common Stock on the date of grant and recognized on a straight-line basis over the vesting period.  Included in Ultimate’s consolidated statements of operations for the years ended December 31,

2014, 2013 and 2012 was $22.9 million, $16.7 million and $11.2 million, respectively, of non-cash stock-based compensation expense for Restricted Stock Unit Awards.

Option, Restricted Stock and Restricted Stock Unit Activity

The following table summarizes Option activity for the years ended December 31, 2012, 2013 and 2014, as follows (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,223	$20.20
Granted
Exercised	(750)	15.04
Forfeited or expired	—	—
Outstanding and exercisable at December 31, 2012	1,473	$22.83	3.8	$105,447
Outstanding at December 31, 2012	1,473	$22.83
Granted	—	—
Exercised	(440)	18.48
Forfeited or expired	(1)	23.31
Outstanding and exercisable at December 31, 2013	1,032	$24.69	3.1	$132,615
Outstanding at December 31, 2013	1,032	$24.69
Granted	—	—
Exercised	(310)	20.05
Forfeited or expired	—	—
Outstanding and exercisable at December 31, 2014	722	$26.68	2.6	$86,758

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of our Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the Option holders had all Option holders exercised their Options on December 31, 2014.  The amount of the aggregate intrinsic value changes, based on the fair value of our Common Stock.  Total intrinsic value of Options exercised during the years ended December 31, 2014, 2013 and 2012 was $44.6 million, $42.6 million and $51.7 million, respectively.  There were no Options vested during the years ended December 31, 2014, 2013 and 2012. All options granted under the Plan and the Prior Plan are fully vested as of December 31, 2014.

The following table summarizes Restricted Stock and Restricted Stock Unit Award activity for the years ended December 31, 2012, 2013 and 2014, as follows (in thousands, except per share amounts):

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units Shares
Outstanding at December 31, 2011	1,045	$31.25	430
Granted	418	93.81	313
Vested	—	—	—
Released	(457)	15.22	(213)
Forfeited or expired	(8)	31.84	(22)
Outstanding at December 31, 2012	998	$64.81	508
Granted	210	152.03	249
Vested	—	—	—
Released	(209)	27.76	(229)
Forfeited or expired	(31)	77.92	(27)
Outstanding at December 31, 2013	968	$91.28	501
Granted	245	152.39	207
Vested	—	—	—
Released	(153)	40.38	(242)
Forfeited or expired	—	—	(22)
Outstanding at December 31, 2014	1,060	$112.77	444

As of December 31, 2014, $77.2 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 2.07 years.  As of December 31, 2014, $35.3 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards is expected to be recognized over a weighted average period of 1.51 years.

The following table summarizes information with respect to Options outstanding and Options exercisable under the Plan at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number	Weighted Average Exercise Price
$13.63—$18.69	79,551	2.19	$16.01	79,551	$16.01
$21.60—$24.20	94,288	1.38	22.62	94,288	22.62
$24.30—$24.30	125,423	2.10	24.30	125,423	24.30
$26.72—$26.83	6,861	1.76	26.77	6,861	26.77
$27.02—$27.02	1,879	2.37	27.02	1,879	27.02
$28.41—$28.41	201,861	3.10	28.41	201,861	28.41
$30.34—$30.34	49,301	2.56	30.34	49,301	30.34
$32.39—$32.39	87,760	3.57	32.39	87,760	32.39
$32.54—$32.54	52,300	3.32	32.54	52,300	32.54
$34.89—$34.89	22,915	2.81	34.89	22,915	34.89
$13.63—$34.89	722,139	2.61	$26.68	722,139	$26.68

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

On October 28, 2013, the Board amended the previously approved arrangement pursuant to which the non-employee directors and Chairmen of the Audit, Compensation and Nominating Committees of the Board, respectively, were granted Awards for each regular Board and Committee meeting attended.  Under the arrangement, as amended, (i) each non-employee director was granted a restricted stock award of 400 shares of Common Stock for each regular meeting of the Board attended during the fourth quarter of 2013 and each quarter of 2014 and (ii) each of the Chairmen of the Audit Committee, Compensation Committee and Nominating Committee was granted a restricted stock award of 50 shares of Common Stock for attendance at each regular meeting of the Committee during the fourth quarter of 2013 and each quarter of 2014 that he chaired.

In addition, in 2014, 2013 and 2012 each non-employee director was granted, for each fiscal quarter during which he served, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Board for each such quarter, rounded down to the closest full number of shares.  Under the arrangement as amended, the date of grant shall not be a date prior to the date of the Board’s determination of the same and such restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service or the end of his term or the occurrence of a change of control of Ultimate.

The following table summarizes information about Restricted Stock Awards granted by us to non-employee directors in exchange for director related services rendered for 2014, 2013 and 2012:

Year	Market Value of Restricted Stock Awards Granted	Number of Restricted Stock Awards Granted
2012	$69.00	5,591
	76.42	5,501
	93.84	5,351
	94.50	5,346
2013	$95.99	5,336
	109.95	5,251
	146.25	5,111
	155.32	2,500
2014	$164.87	2,625
	118.03	2,625
	132.23	2,570
	152.59	2,555

The non-cash compensation expense, recognized in the consolidated statements of income related to the Restricted Stock Awards granted to non-employee directors, including the chairmen of the Audit, Compensation and Nominating Committees, determined pursuant to the application of ASC 718 for the years ended December 31, 2014, 2013 and 2012, was $1,652,000,

$1,449,000 and $1,058,000, respectively, and is included in general and administrative expenses in the consolidated statements of income. The non-cash stock-based expense amounts are included in the non-cash stock-based compensation expense for restricted stock awards in the consolidated statements of operations.

Common Stock

The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

17.  Commitments and Contingencies

Operating Leases

We lease corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. Total rent expense under these agreements was $8.5 million, $6.6 million and $5.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum annual rental commitments related to these leases are as follows as of December 31, 2014 (in thousands):

Year	Amount
2015	$8,657
2016	8,642
2017	7,028
2018	5,357
2019	4,177
Thereafter	6,006
$39,867

Software License Agreements

We have a software license and OEM (original equipment manufacturer) agreement with a third-party vendor for the purposes of development and testing, and support of end users and use with the customer application expiring on December 31, 2016. Future commitments related to this agreement are as follows as of December 31, 2014 (in thousands):

Year	Amount
2015	$1,155
2016	1,155
$2,310
Litigation

From time-to-time, Ultimate is involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our operating results or financial condition.

18.  Related Party Transactions

On October 23, 2006, Ultimate’s Board elected Al Leiter as a non-employee member of Ultimate’s Board of Directors.  During October 2002, Mr. Leiter entered into an agreement with Ultimate pursuant to which he agreed to (i) attend and participate in certain internal meetings of Ultimate; (ii) assist our salespeople with prospects; and (iii) act as an official spokesperson for Ultimate in exchange for which we agreed to make contributions to Leiter’s Landing, Mr. Leiter’s non-profit charitable organization benefiting children, in the amount of one tenth (1/10) of one percent, or 0.1%, of our total revenues as reported in our consolidated statements of operations.  In February 2007, Mr. Leiter and Ultimate agreed that the maximum amount payable by Ultimate in any one year under this agreement is $200,000. In June 2012, Mr. Leiter and Ultimate terminated this agreement. Therefore, there were no contributions to Leiter's Landing for the years ended December 31, 2014 and 2013. For the fiscal year ended December 31, 2012, Ultimate contributed a total of approximately $50,000 to Leiter’s Landing.

19.  Employee Benefit Plan

Ultimate provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the 401(k) Plan, which are made at the sole discretion of Ultimate, were $5.5 million, $3.6 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of December 31, 2014, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on Ultimate’s internal control over financial reporting as of December 31, 2014, which is included below on this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2014 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:
We have audited The Ultimate Software Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 27, 2015
Jacksonville, Florida
Certified Public Accountants

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers (Messrs. Scott Scherr, Marc D. Scherr, Mitchell K. Dauerman, Adam Rogers, Greg Swick, Robert Manne and Chris Phenicie), directors and other key employees of Ultimate, and their ages as of February 18, 2015, are as follows:

Name	Age	Position(s)
Scott Scherr	62	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	57	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	57	Executive Vice President, Chief Financial Officer and Treasurer
Adam Rogers	40	Senior Vice President, Chief Technology Officer
Greg Swick	51	Senior Vice President, Chief Enterprise Sales Officer
Robert Manne	61	Senior Vice President, General Counsel
Chris Phenicie	43	Senior Vice President, Chief Mid-Market Sales Officer
James A. FitzPatrick, Jr.	65	Director
Alois T. Leiter	49	Director
LeRoy A. Vander Putten	80	Director
Rick A. Wilber	68	Director
Robert A. Yanover	78	Director
Julie Dodd	45	Senior Vice President, Chief Services Officer
Bill Hicks	49	Senior Vice President, Chief Relationship Officer
Jody Kaminsky	40	Senior Vice President, Marketing
Vivian Maza	53	Senior Vice President, Chief People Officer and Secretary

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

Rick A. Wilber has served as a director of Ultimate since October 2002 and is a member of the Audit Committee, a member of the Compensation Committee, and a member of the Nominating Committee of the Board. Mr. Wilber formerly served on Ultimate’s Board of Directors from October 1997 through May 2000. Mr. Wilber served as the President of Lynn’s Hallmark Cards, which owned and operated a number of Hallmark Card stores, from 1995 until 2013, at which time Mr. Wilber retired.  Mr. Wilber has served as a director of Synergy Resource Corporation, an oil and gas exploration company, since October 2008.  Mr. Wilber was a co-founder of Champs Sports Shops and served as its President from 1974 to 1984. He served on the Board of Royce Laboratories, a pharmaceutical concern, from 1990 until April 1997, when Royce Laboratories was sold to Watson Pharmaceuticals, Inc., a pharmaceutical concern.

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

Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal.  Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting of stockholders (the “Annual Meeting”) in 2015.  Messrs. Scott Scherr and Al Leiter serve on the Board in the class whose term expires at the Annual Meeting in 2016. Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting in 2017.

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

Corporate Governance

In 2013 the Board formed a Nominating Committee.   The primary function of the Nominating Committee is to recommend director-nominees to be considered for election or appointment by the Board. Ultimate has established a Nominating Committee Charter that sets forth the Nominating Committee’s principal duties and responsibilities. This charter is available on our website.

When considering potential director candidates, the Board considers, and the Nominating Committee will consider, the candidate’s independence (as mandated by the NASDAQ rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of Ultimate and the Board.  Other information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2015 under the heading “Corporate Governance, Board Meetings and Committees of the Board.”  In 2014, Ultimate did not pay any fees to a third party to assist in identifying or evaluating potential nominees.

The Nominating Committee and the Board will consider director candidates recommended by Ultimate’s stockholders in a similar manner as those recommended by members of management or other directors.

Other Information

The information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2015 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance, Board Meetings and Committees of the Board-Audit Committee.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2015 Annual Meeting under the headings “Executive Compensation Policy,” “Director Compensation” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2015 Annual Meeting under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information.

The following table summarizes information related to Ultimate’s equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Refleceted in Column ( a ))
Equity compensation plans approved by security holders	722,139	$26.68	1,165,680
Equity compensation plans not approved by security holders	—	—	—
Total	722,139	$26.68	1,165,680
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2015 Annual Meeting under the headings “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance, Board Meetings and Committees of the Board.”
Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2015 Annual Meeting under the heading “KPMG LLP Fees.”
PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Form 10-K:

1.
The following consolidated financial statements of Ultimate, together with the report thereon, of KPMG LLP, our Independent Registered Public Accounting Firm, are included in Part II, Item 8, of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

3. Exhibits

Number	Description

3.1
Amended and Restated Certificate of Incorporation  (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File 333-47881), initially filed March 13, 1998 (the "Registration Statement"))

3.2	Certificate of Designations of Series A Junior Preferred Stock (incorporated by reference to Exhibit 2 to Ultimate’s Current Report on Form 8-K dated October 23, 1998)
3.3	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Ultimate's Current Report on Form 8-K dated February 6, 2013)
4.1	Form of Certificate for the Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Registration Statement)
4.2	Form of Warrant for Common Stock (incorporated by reference to Exhibit 4.4 to Ultimate's Registration Statement on Form S-3 (File No. 333-107527), initially filed July 31, 2003)
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

10.1	Shareholders Rights Agreement, dated June 6, 1997 among Ultimate and certain stockholders named therein (incorporated by reference to Exhibit 10.1 to the Registration Statement)
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

10.9	Amended and Restated 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Ultimate’s Current Report on Form 8-K, dated May 18, 2012) †
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
10.17
Amended and Restated Change in Control Bonus Plan for Executive Officers dated April 26, 2010 (incorporated by reference to Exhibit 10.4 to Ultimate’s Quarterly Report on Form 10-Q, dated August 9, 2010) †

10.18
Commercial lease between 2000 Main Street Associates, LLC (“Landlord”) and Ultimate, dated November 3, 2010 (incorporated by reference to Exhibit 10.54 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)

10.19
Commercial lease between Micari Holdings, LLC (“Landlord”) and Ultimate, dated November 5, 2010 (incorporated by reference to Exhibit 10.55 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)

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
10.23
License and Master Services Agreement between IO Phoenix One, LLC and Ultimate, dated February 27, 2012, as amended (incorporated by reference to Exhibit 10.2 to Ultimate's Quarterly Report on Form 10-Q, dated November 9, 2012) ✓

10.24
Master Services Agreement between Savvis Communications Canada, Inc. and Ultimate, dated April 30, 2013 (incorporated by reference to Exhibit 10.1 to Ultimate's Quarterly Report on Form 10-Q, dated August 8, 2013) ✓

10.25
Service Schedule between Savvis Communications Canada, Inc. and Ultimate, dated April 30, 2013 (incorporated by reference to Exhibit 10.2 to Ultimate's Quarterly Report on Form 10-Q, dated August 8, 2013) ✓

10.26
Colocation Services Service Level Attachment between Savvis Communications Canada, Inc. and Ultimate, dated April 30, 2013 (incorporated by reference to Exhibit 10.3 to Ultimate's Quarterly Report on Form 10-Q, dated August 8, 2013) ✓

10.27	Commercial lease between DP Weston Pointe III, LLC, ("Landlord") and Ultimate, dated December 8, 2014 *
10.28	Form of Restricted Stock Award Agreement * †
21.1	Subsidiaries of the Registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
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

* Filed herewith.

† Indicates management contract or compensatory plan, contract or arrangement.

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

Date:  February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr	President, Chief Executive Officer and Chairman of the Board	February 27, 2015
Scott Scherr

/s/ Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2015
Mitchell K. Dauerman

/s/ Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	February 27, 2015
Marc D. Scherr

/s/ James A. FitzPatrick, Jr.	Director	February 27, 2015
James A. FitzPatrick, Jr.

/s/ LeRoy A. Vander Putten	Director	February 27, 2015
LeRoy A. Vander Putten

/s/ Rick Wilber	Director	February 27, 2015
Rick Wilber

/s/ Robert A. Yanover	Director	February 27, 2015
Robert A. Yanover

/s/ Alois T. Leiter	Director	February 27, 2015
Alois T. Leiter