Form 10-Q
period 2015-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2015-05-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were 28,580,220 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of March 31, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$115,274	$108,298
Investments in marketable securities	7,447	7,862
Accounts receivable, net of allowance for doubtful accounts of $675 for 2015 and 2014	99,866	100,218
Prepaid expenses and other current assets	36,666	34,788
Deferred tax assets, net	983	965
Total current assets before funds held for clients	260,236	252,131
Funds held for clients	847,172	759,087
Total current assets	1,107,408	1,011,218
Property and equipment, net	96,652	86,595
Goodwill	25,056	25,696
Investments in marketable securities	2,651	2,294
Intangible assets, net	6,203	6,774
Other assets, net	22,779	20,611
Deferred tax assets, net	40,556	37,110
Total assets	$1,301,305	$1,190,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,633	$7,418
Accrued expenses	34,645	30,941
Deferred revenue	111,282	109,552
Capital lease obligations	4,423	3,655
Other borrowings	569	567
Total current liabilities before client fund obligations	160,552	152,133
Client fund obligations	847,172	759,087
Total current liabilities	1,007,724	911,220
Deferred revenue	131	153
Deferred rent	2,609	2,368
Capital lease obligations	4,724	3,359
Other borrowings	300	400
Deferred income tax liability	911	1,049
Total liabilities	1,016,399	918,549
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 32,907,753 and 32,722,864 shares issued and outstanding in 2015 and 2014, respectively	329	327
Additional paid-in capital	393,810	376,609
Accumulated other comprehensive loss	(5,605)	(3,590)
Accumulated earnings	41,088	36,928
	429,622	410,274
Treasury stock, 4,253,626 and 4,216,626 shares, at cost, for 2015 and 2014, respectively	(144,716)	(138,525)
Total stockholders’ equity	284,906	271,749
Total liabilities and stockholders’ equity	$1,301,305	$1,190,298

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Recurring	$118,886	$97,418
Services	25,768	23,208
License	223	452
Total revenues	144,877	121,078
Cost of revenues:
Recurring	32,740	26,954
Services	24,318	22,074
License	49	72
Total cost of revenues	57,107	49,100
Gross profit	87,770	71,978
Operating expenses:
Sales and marketing	40,763	28,829
Research and development	21,398	19,720
General and administrative	15,852	11,059
Total operating expenses	78,013	59,608
Operating income	9,757	12,370
Other income (expense):
Interest and other expense	(115)	(66)
Other income, net	57	75
Total other income (expense), net	(58)	9
Income before income taxes	9,699	12,379
Provision for income taxes	(5,539)	(5,496)
Net income	$4,160	$6,883
Net income per share:
Basic	$0.15	$0.24
Diluted	$0.14	$0.23
Weighted average shares outstanding:
Basic	28,583	28,196
Diluted	29,567	29,309

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income	$4,160	$6,883
Other comprehensive income (loss):
Unrealized gain on investments in marketable available-for-sale securities	8	2
Unrealized loss on foreign currency translation adjustments	(2,020)	(837)
Other comprehensive loss, before tax	(2,012)	(835)
Income tax expense related to items of other comprehensive income	(3)	(2)
Other comprehensive loss, net of tax	(2,015)	(837)
Comprehensive income	$2,145	$6,046

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,160	$6,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,246	4,242
Provision for doubtful accounts	973	490
Non-cash stock-based compensation expense	16,077	10,838
Income taxes	5,243	5,261
Excess tax benefit from employee stock plan	(8,845)	(6,558)
Changes in operating assets and liabilities:
Accounts receivable	(621)	2,930
Prepaid expenses and other current assets	(1,878)	(2,204)
Other assets	(2,168)	(253)
Accounts payable	2,215	2,347
Accrued expenses and deferred rent	3,945	966
Deferred revenue	1,708	638
Net cash provided by operating activities	26,055	25,580
Cash flows from investing activities:
Purchases of property and equipment	(10,941)	(11,205)
Purchases of marketable securities	(1,765)	(2,833)
Maturities of marketable securities	1,823	2,675
Net purchases of client funds securities	(88,085)	(448,926)
Net cash used in investing activities	(98,968)	(460,289)
Cash flows from financing activities:
Repurchases of Common Stock	(6,191)	—
Net proceeds from issuances of Common Stock	1,569	2,295
Excess tax benefits from employee stock plan	8,845	6,558
Shares acquired to settle employee tax withholding liability	(10,068)	(10,216)
Principal payments on capital lease obligations	(1,184)	(919)
Repayments of other borrowings	(98)	(293)
Net increase in client fund obligations	88,085	448,926
Net cash provided by financing activities	80,958	446,351
Effect of exchange rate changes on cash	(1,069)	(356)
Net increase in cash and cash equivalents	6,976	11,286
Cash and cash equivalents, beginning of period	108,298	79,794
Cash and cash equivalents, end of period	$115,274	$91,080

Supplemental disclosure of cash flow information:
Cash paid for interest	$91	$73
Cash paid for taxes	$215	$163

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$3,317	$1,709
Stock consideration adjustment recorded for acquisitions	$—	$(818)
Stock based compensation for capitalized software	$780	$238
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of cloud-based human capital management (“HCM”). Ultimate's UltiPro software (“UltiPro”) is a comprehensive, easy-to-use solution delivered primarily over the Internet to organizations based in the United States and Canada, including those with global employees. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   We market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, including those with 10,000 or more employees; mid-market companies, which we define as those having approximately 500-1,500 employees; and strategic market companies, which we define as those having 100-499 employees. UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams.

2.	Basis of Presentation, Consolidation and the Use of Estimates

The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 27, 2015 (the “Form 10-K”).

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2014, included in the Form 10-K, have not significantly changed.

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for clients and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value (due to their relatively short maturity) as of March 31, 2015 and December 31, 2014.

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

In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which requires that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. Further, it requires that if a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will not change GAAP for a customer’s accounting for service contracts. In addition, ASU 2015-05 supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The new standard is effective for Ultimate on January 1, 2016 and early adoption is permitted. The standard permits the use of either the prospective or retrospective method. We are evaluating the effect that ASU 2015-05 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect the standard will have on our ongoing financial reporting.

4.     Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Realized gains and losses resulting from available-for-sale securities are included in other (expense) income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three months ended March 31, 2015 and March 31, 2014.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $1 thousand of unrealized loss and $10 thousand of unrealized loss, net of tax, on available-for-sale securities as of March 31, 2015 and December 31, 2014, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of March 31, 2015 and December 31, 2014 are shown below (in thousands):

	As of March 31, 2015			As of December 31, 2014
	Amortized Cost	Net Unrealized Gain/(Loss)	Fair Value	Amortized Cost	Net Unrealized Loss	Fair Value
Corporate debentures and bonds	$7,581	$(3)	$7,578	$8,513	$(9)	$8,504
Commercial paper	300	—	300	600	—	600
U.S. Agency bonds	254	1	255	255	—	255
U.S. Treasury bills	798	1	799	798	(1)	797
Asset-Backed Securities	1,166	—	1,166	—	—	—
Total investments	$10,099	$(1)	$10,098	$10,166	$(10)	$10,156

The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of March 31, 2015, are shown below (in thousands):

	March 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$7,449	$7,447
Due after one year	2,650	2,651
Total	$10,099	$10,098

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued, based on quoted market prices in active markets, include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2015 or the twelve months ended December 31, 2014.  No assets or investments were classified as Level 3 as of March 31, 2015 or as of December 31, 2014.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015				As of December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$7,578	$—	$7,578	$—	$8,504	$—	$8,504	$—
Commercial paper	300	—	300	—	600	—	600	—
U.S. Agency bonds	255	—	255	—	255	—	255	—
U.S. Treasury bills	799	—	799	—	797	—	797	—
Asset-Backed Securities	1,166	—	1,166	—	—	—	—	—
Total	$10,098	$—	$10,098	$—	$10,156	$—	$10,156	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of March 31, 2015 and the audited consolidated balance sheet as of December 31, 2014 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of March 31, 2015 and December 31, 2014.

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

Property and equipment as of March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014

Computer equipment	$127,724	$119,716
Internal-use software	55,691	49,464
Other property and equipment	29,693	29,005
Property and equipment	213,108	198,185
Less: accumulated depreciation and amortization	116,456	111,590
Property and equipment, net	$96,652	$86,595

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three months ended March 31, 2015, we capitalized $6.5 million of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There were $6.9 million of software development costs related to the Development Project which were capitalized in the three months ended March 31, 2014. These capitalized costs were from direct labor costs and third party consulting fees and are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended March 31, 2015, there was $0.3 million of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software (e.g., from the Recruitment release) is included in cost of recurring revenues. There was no amortization associated with the Development Project during the three months ended March 31, 2014.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Prepaid commissions	$19,321	$17,772
Other prepaid expenses	6,292	8,064
Other current assets	11,053	8,952
Total prepaid expenses and other current assets	$36,666	$34,788

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

The changes in the carrying value of goodwill since December 31, 2014 were as follows (in thousands):

For the Three Months Ended March 31, 2015

Goodwill, December 31, 2014	$25,696
Translation adjustment (1)	(640)
Goodwill, March 31, 2015	$25,056
__________________________
(1) Represents the impact of the foreign currency translation of the portion of goodwill that is recorded by our Canadian subsidiary whose functional currency is also its local currency. Such goodwill is translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive loss.

Intangible Assets

The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(1,028)	$(839)	$3,333	6
Customer relationships	3,200	(478)	(8)	2,714	9
Non-compete agreements	300	(140)	(4)	156	2
	$8,700	$(1,646)	$(851)	$6,203	7

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(874)	$(537)	$3,789	6
Customer relationships	3,200	(392)	(5)	2,803	9
Non-compete agreements	300	(115)	(3)	182	2
	$8,700	$(1,381)	$(545)	$6,774	7

____________________________
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

Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $264 thousand for the three months ended March 31, 2015. There was $289 thousand amortization expense for acquired intangible assets for the three months ended March 31, 2014.

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

The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Basic weighted average shares outstanding	28,583	28,196
Effect of dilutive equity instruments	984	1,113
Diluted weighted average shares outstanding	29,567	29,309

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	140	82

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive loss, a component of stockholders’ equity.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three months ended March 31, 2015 and March 31, 2014.

For the three months ended March 31, 2015, Ultimate had unrealized translation losses of $2.0 million. For the three months ended March 31, 2014, Ultimate had unrealized translation losses of $0.8 million. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, is a cumulative unrealized translation loss of $5.6 million as of March 31, 2015 and a cumulative unrealized translation loss of $3.6 million as of December 31, 2014.

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

As of March 31, 2015, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 588,394 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Non-cash stock-based compensation expense:
Cost of recurring revenues	$1,427	$1,240
Cost of services revenues	1,282	1,055
Sales and marketing	7,783	4,797
Research and development	1,248	1,270
General and administrative	4,337	2,476
Total non-cash stock-based compensation expense	$16,077	$10,838

Net cash proceeds from the exercise of Options were $1.6 million for the three months ended March 31, 2015, and $2.3 million for the three months ended March 31, 2014. There was an $8.8 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three months ended March 31, 2015, and a $6.6 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three months ended March 31, 2014.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no Options granted during the three months ended March 31, 2015.  The following table summarizes stock option activity (for previously granted Options) for the three months ended March 31, 2015 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	722	$26.68	2.61	$86,758
Granted	—	$—	—	—
Exercised	(68)	$23.05	—	—
Forfeited or expired	(2)	$14.36	—	—
Outstanding at March 31, 2015	652	$27.08	2.44	$93,222
Exercisable at March 31, 2015	652	$27.08	2.44	$93,222

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on March 31, 2015.  The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock.  Total intrinsic value of Options exercised was $28.2 million for the three months ended March 31, 2015, and $21.4 million for the three months ended March 31, 2014. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three months ended March 31, 2015 and March 31, 2014, respectively.

As of March 31, 2015, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.

During the three months ended March 31, 2015 and March 31, 2014, we granted restricted stock awards for 2,535 shares and 2,625 shares of Common Stock, respectively, to non-employee directors. There were 484,320 restricted stock awards granted to senior officers during the three months ended March 31, 2015, which were one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. There were 5,000 restricted stock awards granted to officers and employees during the three months ended March 31, 2014. There were 156,655 and 150,

515 restricted stock unit awards granted to employees during the three months ended March 31, 2015 and March 31, 2014, respectively.

During the three months ended March 31, 2015, 5,856 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended March 31, 2014, 8,310 shares of Common Stock previously issued under restricted stock awards vested and were released to non-employee directors.  During the three months ended March 31, 2015, 1,125 shares of Common Stock became issuable to officers and employees under restricted stock awards that vested and were released during such period. Of these shares released, 378 were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $0.1 million, while 747 were issued to the holders of such awards. During the three months ended March 31, 2014, there were no shares of Common Stock previously issued under restricted stock awards that vested and were released to officers and employees.

During the three months ended March 31, 2015, 170,590 shares of Common Stock became issuable to officers and employees under restricted stock unit awards that vested and were released during such period.  Of these shares released, 60,461 were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $10.0 million, while 110,129 were issued to the holders of such awards.  During the three months ended March 31, 2014, 175,567 shares became issuable to officers and employees under restricted stock unit awards that vested and were released during such period.  Of these shares released, 61,739 were retained by Ultimate and not issued, in satisfaction of withholding tax requirements applicable to payment of such awards in the amount of $10.2 million, while 113,828 were issued to the holders of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the three months ended March 31, 2015 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2014	1,060	$112.77	444
Granted	487	$162.59	157
Vested and Released	(7)	$53.33	(171)
Forfeited or expired	—	$—	(3)
Outstanding at March 31, 2015	1,540	$128.79	427

As of March 31, 2015, $146.4 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 2.2 years.  As of March 31, 2015, $51.5 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 2.1 years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and its subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in conjunction with Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015 (the “Form 10-K”).

Overview

Ultimate Software is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in ten languages with more than 35 country-specific localizations. The solution is delivered primarily via the Web to organizations based in the United States and Canada with global workforces. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships. At March 31, 2015, we had more than 19 million people records in our HCM cloud.

UltiPro is designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement and to facilitate employee engagement with their employers and each other. The solution includes unified feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, compensation management with salary planning, budgeting and development of incentive plans, succession management, reporting and analytical decision-making and predictive tools, and time and attendance. UltiPro has role-based features for HR professionals, executives, managers, administrators, and employees whether they are in or out of the office, including access to business-critical information on mobile devices such as the iPhone, iPad, and other smartphones and tablets.

Our customers tell us that UltiPro helps them to streamline talent management, HR and payroll processes to significantly reduce administrative and operational costs while also empowering them to manage the talent in their workforces more strategically. UltiPro provides our customers with tools to analyze workforce trends for better decision making, identify high-performing talent within their organizations, predict who high-performers will be with a high degree of accuracy, find critical information quickly and perform routine business activities efficiently.

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

In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) compensation management; (iv) benefits enrollment; (v) time management; (vi) payment services (formerly referred to as “tax filing”); (vii) wage attachments; and (viii) other optional features (collectively, “Optional Capabilities”).

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

To further simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in November 2013 as a result of the acquisition of Accel HR, a Georgia-based company. UltiPro Managed Services is designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or Human Resources Information System ("HRIS") services that typically take a one-size-fits-all approach, UltiPro Managed Services allows customers to select from a number of payroll management, HRIS, and/or benefits management services and combine them into a tailored solution that best suits their unique needs. Prior to our acquisition of Accel HR, it had provided these types of services to large and mid-market corporate customers in North America since 2004 and, since 2007, Accel HR had partnered exclusively with Ultimate to provide these services to their UltiPro customers.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the three months ended March 31, 2015, our (i) recurring revenues grew by 22.0%, compared with the same period in 2014, and (ii) Non-GAAP Operating Income was $26.1 million, or 18.0% of total revenues, as compared with $23.5 million, or 19.4% of total revenues, for the same period in 2014. As of March 31, 2015 and December 31, 2014, our Customer Retention remained consistent at greater than 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Prior to December 31, 2014, subscription revenues from our Cloud Offering and maintenance revenues were the primary components of recurring revenues.  Effective January 1, 2015, the primary component of recurring revenues is subscription revenues from our Cloud Offering for the reasons discussed below. The majority of services revenues are derived from implementation consulting services.

Subsequent to the discontinuation of selling perpetual licenses of UltiPro to new customers, which occurred in 2009, we sold licenses to existing license customers but only in relation to the customer's employee growth or for Optional Capabilities if the customer already has a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold in the past, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically had a one-year term with annual renewal periods thereafter. Since 2009 and through December 31, 2014, our maintenance revenues were related to renewal maintenance only. In 2012, we announced that we would no longer support the licensed UltiPro ("Legacy") products after December 31, 2014. In the approximate two-year period after the announcement, Ultimate strengthened its campaign to convert Legacy customers to cloud customers. Ultimate believes this campaign for Legacy to cloud conversions was successful. Since 2009, with the sunsetting of the Legacy product, effective December 31, 2014, a majority of our Legacy customers have made the transition to the cloud.

Effective January 1, 2015, we no longer have maintenance revenues associated with our Legacy customers and we stopped supporting our Legacy customers after December 31, 2014. The small amount of license revenues reflected in the three months ended March 31, 2015 was primarily related to certain Legacy customers that converted to the cloud and, pursuant to their related agreements with us, continued to pay license fees for growth in their employee base. This type of license fee typically occurs in the first quarter of the fiscal year.

As cloud units are sold, the recurring revenue backlog associated with the Cloud Offering grows, enhancing the predictability of future revenue streams.  Cloud revenues include ongoing monthly subscription fees, priced on a PEPM basis.  Revenue recognition for the Cloud Offering is typically triggered when the customer processes its first payroll using UltiPro (or goes “Live”).
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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings approximated fair value (due to their relatively short maturity) as of March 31, 2015 and December 31, 2014.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Recurring	82.1%	80.4%
Services	17.8	19.2
License	0.1	0.4
Total revenues	100.0	100.0
Cost of revenues:
Recurring	22.6	22.3
Services	16.8	18.2
License	—	0.1
Total cost of revenues	39.4	40.6
Gross profit	60.6	59.4
Operating expenses:
Sales and marketing	28.2	23.8
Research and development	14.8	16.3
General and administrative	10.9	9.1
Total operating expenses	53.9	49.2
Operating income	6.7	10.2
Other income (expense):
Interest expense and other	(0.1)	(0.1)
Other income, net	0.1	0.1
Total other income (expense), net	—	—
Income before income taxes	6.7	10.2
Provision for income taxes	(3.8)	(4.5)
Net income	2.9%	5.7%

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.

Total revenues increased 19.7% to $144.9 million for the three months ended March 31, 2015 from $121.1 million for the three months ended March 31, 2014.

Recurring revenues, consisting of subscription revenues from our Cloud Offering, increased 22.0% to $118.9 million for the three months ended March 31, 2015, from $97.4 million for the three months ended March 31, 2014. The increase for the three months ended March 31, 2015 was primarily due to an increase in revenues from our Cloud Offering, partially offset by a decrease in our maintenance revenues.

•
Cloud revenues increased 22.0% for the three months ended March 31, 2015 in comparison with the same period in 2014. The increase in cloud revenues was based on the revenue impact of incremental units sold that have gone Live since March 31, 2014, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro, as well as the impact of former Legacy customers that converted to the Cloud Offering.  Cloud subscription revenues are typically recognized as recurring revenues over the initial contract period, as those services are delivered, commencing with the Live date.

•
Effective January 1, 2015, we no longer have maintenance revenues associated with our Legacy customers. Since we announced that we would stop supporting our Legacy product in 2012, we successfully converted the majority of our Legacy customers to the cloud. Those customers that did not convert terminated.

Services revenues increased 11.0% to $25.8 million for the three months ended March 31, 2015 from $23.2 million for the three months ended March 31, 2014.  The increase in services revenues for the three-month period was primarily due to additional implementation revenues from incremental billable consultants and the increased utilization of seasoned consultants and, to a lesser extent, an increase in revenues from Form W-2 services provided.

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide customer support services ("Customer Support") to cloud customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including hosting data center costs and, to a lesser extent, amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to Ultimate’s customers and, to a lesser extent, costs related to sales of payroll-related forms and Form W-2 services, as well as costs associated with certain client reimbursable out-of-pocket expenses.

Total cost of revenues increased 16.3% to $57.1 million for the three months ended March 31, 2015, from $49.1 million for the three months ended March 31, 2014.

Cost of recurring revenues increased 21.5% to $32.7 million for the three months ended March 31, 2015 from $27.0 million for the three months ended March 31, 2014. The increase in the cost of recurring revenues for the three-month period was primarily due to increases in both cloud costs and Customer Support costs, as described below:

•
For the three months ended March 31, 2015, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased hosting data center costs and the increase in labor costs related to UltiPro Managed Services.

•	The increase in Customer Support costs for the three months ended March 31, 2015 was primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.

Cost of services revenues increased 10.2% to $24.3 million for the three months ended March 31, 2015 from $22.1 million for the three months ended March 31, 2014. The increase in cost of services revenues for the three-month period was primarily due to increases in the cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants), partially offset by lower costs from implementation partners from reduced use.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 41.4% to $40.8 million for the three months ended March 31, 2015 from $28.8 million for the three months ended March 31, 2014. The increase in sales and marketing expenses for the three-month period was primarily due to increased labor and related costs, net costs associated with our annual user conference (Connections) and, to a lesser extent, higher advertising and marketing expenses. Included in the increased labor and related costs for the three months ended March 31, 2015 were a portion of certain non-cash, stock-based compensation expenses relating to (i) a change in the vesting schedule to 3-year annual vesting for restricted stock awards granted in the fourth quarter of 2014 rom 4-year cliff vesting for restricted stock awards granted in the fourth quarter of 2013 and (ii) one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. Connections was held in the first quarter of 2015, whereas in 2014 it was held in the second quarter. Commissions on cloud sales are amortized over the initial contract term (typically 24 or 36 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 8.5% to $21.4 million for the three months ended March 31, 2015 from $19.7 million for the three months ended March 31, 2014. The increase in research and development expenses for the three-month period was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended March 31, 2015 and March 31, 2014, we capitalized a total of $6.5 million (including $0.8 million in non-cash stock-based compensation) and $6.9 million (including $0.2 million in non-cash stock-based compensation), respectively, for internal-use software costs from a development project that will be offered exclusively as a cloud product (the "Development Project"). The capitalized costs for this Development Project were from direct labor costs and third party consulting fees. During the three months ended March 31, 2015, there was $0.3 million of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software (i.e., from the Recruitment release) is included in cost of recurring revenues. There was no amortization associated with the Development Project during the three months ended March 31, 2014.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 43.3% to $15.9 million for the three months ended March 31, 2015 from $11.1 million for the three months ended March 31, 2014. The increase in general and administrative expenses for the three-month period was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations and a portion of certain non-cash, stock-based compensation expenses relating to (i) a change in the vesting schedule to 3-year annual vesting for restricted stock awards granted in the first quarter of 2014 from 4-year cliff vesting for restricted stock awards granted in the fourth quarter of 2013, and (ii) one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award.

Income Taxes

Income taxes for the three months ended March 31, 2015 and March 31, 2014 included a consolidated provision of $5.5 million and $5.5 million, respectively. The effective income tax rate for the three months ended March 31, 2015 and March 31, 2014 was 57.1% and 44.4%, respectively. The increase in the effective income tax rate for the three months ended March 31, 2015 was due to an increase in non-deductible expenses and a resulting higher ratio of nondeductible expenses to pre-tax income.

At December 31, 2014, we had approximately $159.8 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. The $159.8 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the tax benefit of which will primarily be credited to paid-in-capital and deferred tax asset when realized. As a result, the tax benefits associated with stock based compensation are included in net operating loss carryforwards but not reflected in deferred tax assets. The carryforwards expire from 2018 through 2034 and from 2015 through 2034, for Federal and state income tax reporting purposes, respectively. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of

Internal Revenue Code Section 382 and similar state provisions. As of December 31, 2014, we had approximately $0.2 million of net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income.

As of December 31, 2014, we had $5.0 million of gross unrecognized tax benefits resulting from a research and development credit attributable to the years 1998 through 2014, as a result of the completion of a research and development activities study, that if recognized would affect the annual effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

We recognized $40.6 million of deferred tax assets, net of deferred tax liabilities, as of March 31, 2015. If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense. Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada, and were not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of March 31, 2015, we had $122.7 million in cash, cash equivalents and short-term investments in marketable securities, reflecting a net increase of $6.6 million since December 31, 2014.  This $6.6 million increase was primarily due to cash provided by operations of $34.9 million (excluding the non-cash impact of the excess tax benefit associated with stock-based payment deductions) and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $1.6 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $12.1 million (which also includes $5.7 million of capitalized labor costs and third-party consulting fees, paid in cash, associated with the Development Project), cash of $6.2 million used for the repurchases of shares of Common Stock under our previously announced stock repurchase plan ("Stock Repurchase Plan") and $10.1 million of cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $0.5 million during the three months ended March 31, 2015 to $26.1 million, as compared with $25.6 million for the three months ended March 31, 2014. This increase was primarily due to an increase in cash operating income (after adjusting for non-cash expenses) of $4.0 million, partially offset by increased cash paid for prepaid commissions (short- and long-term) in association with increased contract sales and the decrease in deferred maintenance revenues (from the cessation of supporting Legacy customers).

Net cash used in investing activities was $99.0 million for the three months ended March 31, 2015, as compared with $460.3 million for the three months ended March 31, 2014.  The decrease of $361.3 million was primarily attributable to a decrease in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) of $360.8 million and, to a lesser extent, a decrease in cash purchases of property and equipment of $0.3 million. During the three months ended March 31, 2015, we capitalized software development costs related to the Development Project totaling $6.5 million (including $0.8 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. Customer funds, temporarily held by us as a result of our UltiPro Payment Services, are held primarily in our bank accounts and invested by us in accordance with our internal investment strategies.   These customer funds are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's.

Net cash provided by financing activities was $81.0 million for the three months ended March 31, 2015, as compared with $446.4 million for the three months ended March 31, 2014. The $365.4 million decrease was primarily related to a decrease of $360.8 million in UltiPro Payment Services, an increase in cash used for the repurchases of shares of our Common Stock of $6.2 million, under our Stock Repurchase Plan, and a decrease in net proceeds from issuances of Common Stock from employee and non-employee director stock option exercises of $0.7 million, partially offset by an increase in the excess tax benefits associated with stock-based payment deductions of $2.3 million, a decrease of $0.1 million in cash used to settle employee tax withholding liability for vesting of restricted stock awards and restricted stock units, and, to a lesser extent, a decrease in payments on other borrowings of $0.2 million.

Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of March 31, 2015 were 62 days as compared with 61 days as of March 31, 2014.

Deferred revenues were $111.4 million at March 31, 2015, as compared with $109.7 million at December 31, 2014.  The increase of $1.7 million in deferred revenues was primarily due to increased deferred services revenues from increased sales, partially offset by decreased deferred maintenance revenues primarily in association with the conversion of Legacy customers to the cloud. Deferred maintenance revenues associated with Legacy customers were based on annual billings whereas deferred cloud revenues are based on quarterly billings.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

As of March 31, 2015, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.

Off-Balance Sheet Arrangements

We do not, and, as of March 31, 2015, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income (and the related non-GAAP operating income, as a percentage of total revenue (or non-GAAP operating margin)), as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three months ended March 31, 2015, stock-based compensation expense was $16.1 million, on a pre-tax basis. For the three months ended March 31, 2014, stock-based compensation expense was $10.8 million, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three months ended March 31, 2015, the amortization of acquired intangible assets was $0.3 million. For the three months ended March 31, 2014, the amortization of acquired intangible assets was $0.3 million. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Three Months Ended March 31,
	2015	2014
Non-GAAP operating income reconciliation:
Operating income	$9,757	$12,370
Operating income, as a % of total revenues	6.7%	10.2%
Add back:
Non-cash stock-based compensation expense	16,077	10,838
Non-cash amortization of acquired intangible assets	264	289
Non-GAAP operating income	$26,098	$23,497
Non-GAAP operating income, as a % of total revenues	18.0%	19.4%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2015, total investments in available-for-sale marketable securities were $10.1 million.

As of March 31, 2015, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.6% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its March 31, 2015 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $70 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $45 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of March 31, 2015, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended March 31, 2015 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The number of shares of Common Stock repurchased by us during the three months ended March 31, 2015 is as indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2015	—	—	4,216,626	783,374
February 1 - 28, 2015	60,839 (1)	$165.49	4,216,626	783,374
March 1 - 31, 2015	37,000	$167.35	4,253,626	746,374
_____________________
(1) Represents 60,839 shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 5,000,000 shares of its Common Stock. As of March 31, 2015, Ultimate had purchased 4,253,626 shares of Common Stock under our stock repurchase plan, with 746,374 shares being available for repurchase in the future. During the three months ended March, 31, 2015, we purchased 37,000 shares of Common Stock under the stock repurchase plan at an average cost per share of $167.35.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2015 and March 31, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and March 31, 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and March 31, 2014 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	May 8, 2015	By:	/s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)