Form 10-Q
period 2015-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2015-08-06
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 1, 2015, there were 28,586,745 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of June 30, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$104,276	$108,298
Investments in marketable securities	6,543	7,862
Accounts receivable, net of allowance for doubtful accounts of $675 for 2015 and 2014	108,701	100,218
Prepaid expenses and other current assets	40,576	34,788
Deferred tax assets, net	983	965
Total current assets before funds held for clients	261,079	252,131
Funds held for clients	401,283	759,087
Total current assets	662,362	1,011,218
Property and equipment, net	103,004	86,595
Goodwill	25,226	25,696
Investments in marketable securities	3,129	2,294
Intangible assets, net	6,018	6,774
Other assets, net	25,035	20,611
Deferred tax assets, net	43,458	37,110
Total assets	$868,232	$1,190,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,388	$7,418
Accrued expenses	31,652	30,941
Deferred revenue	121,147	109,552
Capital lease obligations	4,303	3,655
Other borrowings	400	567
Total current liabilities before client fund obligations	164,890	152,133
Client fund obligations	401,283	759,087
Total current liabilities	566,173	911,220
Deferred revenue	57	153
Deferred rent	2,839	2,368
Capital lease obligations	4,024	3,359
Other borrowings	200	400
Deferred income tax liability	817	1,049
Total liabilities	574,110	918,549
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 32,958,769 and 32,722,864 shares issued as of 2015 and 2014, respectively	330	327
Additional paid-in capital	423,376	376,609
Accumulated other comprehensive loss	(5,061)	(3,590)
Accumulated earnings	44,745	36,928
	463,390	410,274
Treasury stock, 4,402,095 and 4,216,626 shares, at cost, for 2015 and 2014, respectively	(169,268)	(138,525)
Total stockholders’ equity	294,122	271,749
Total liabilities and stockholders’ equity	$868,232	$1,190,298

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Recurring	$124,407	$102,108	$243,293	$199,526
Services	22,823	19,841	48,591	43,049
License	—	48	223	500
Total revenues	147,230	121,997	292,107	243,075
Cost of revenues:
Recurring	34,388	28,422	67,128	55,376
Services	23,621	21,037	47,939	43,111
License	—	11	49	83
Total cost of revenues	58,009	49,470	115,116	98,570
Gross profit	89,221	72,527	176,991	144,505
Operating expenses:
Sales and marketing	39,195	29,462	79,958	58,291
Research and development	23,906	20,433	45,304	40,153
General and administrative	18,488	11,244	34,340	22,303
Total operating expenses	81,589	61,139	159,602	120,747
Operating income	7,632	11,388	17,389	23,758
Other income (expense):
Interest and other expense	(135)	(106)	(250)	(172)
Other income, net	46	96	103	171
Total other expense, net	(89)	(10)	(147)	(1)
Income before income taxes	7,543	11,378	17,242	23,757
Provision for income taxes	(3,886)	(5,015)	(9,425)	(10,511)
Net income	$3,657	$6,363	$7,817	$13,246
Net income per share:
Basic	$0.13	$0.23	$0.27	$0.47
Diluted	$0.12	$0.22	$0.26	$0.45
Weighted average shares outstanding:
Basic	28,591	28,252	28,587	28,224
Diluted	29,591	29,218	29,599	29,284

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,657	$6,363	$7,817	$13,246
Other comprehensive income (loss):
Unrealized (loss) gain on investments in marketable available-for-sale securities	(1)	2	7	4
Unrealized gain (loss) on foreign currency translation adjustments	546	942	(1,474)	105
Other comprehensive income (loss), before tax	545	944	(1,467)	109
Income tax expense related to items of other comprehensive income	(1)	(1)	(4)	(3)
Other comprehensive income (loss), net of tax	$544	$943	$(1,471)	$106
Comprehensive income	$4,201	$7,306	$6,346	$13,352

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$7,817	$13,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,589	8,955
Provision for doubtful accounts	1,940	1,096
Non-cash stock-based compensation expense	37,854	22,016
Income taxes	9,312	10,253
Excess tax benefit from employee stock plan	(15,910)	(12,651)
Changes in operating assets and liabilities:
Accounts receivable	(10,423)	226
Prepaid expenses and other current assets	(5,788)	(3,154)
Other assets	(4,424)	(1,263)
Accounts payable	(30)	919
Accrued expenses and deferred rent	1,182	644
Deferred revenue	11,499	721
Net cash provided by operating activities	43,618	41,008
Cash flows from investing activities:
Purchases of property and equipment	(21,303)	(21,014)
Purchases of marketable securities	(3,816)	(6,085)
Maturities of marketable securities	4,300	6,208
Net remittances (purchases) of client funds securities	357,804	(199,674)
Net cash provided by (used in) investing activities	336,985	(220,565)
Cash flows from financing activities:
Repurchases of Common Stock	(30,743)	(19,981)
Net proceeds from issuances of Common Stock	2,340	3,029
Excess tax benefits from employee stock plan	15,910	12,651
Shares acquired to settle employee tax withholding liability	(10,752)	(10,727)
Principal payments on capital lease obligations	(2,436)	(1,930)
Repayments of other borrowings	(367)	(2,059)
Net (decrease) increase in client fund obligations	(357,804)	199,674
Net cash (used in) provided by financing activities	(383,852)	180,657
Effect of exchange rate changes on cash	(773)	73
Net (decrease) increase in cash and cash equivalents	(4,022)	1,173
Cash and cash equivalents, beginning of period	108,298	79,794
Cash and cash equivalents, end of period	$104,276	$80,967

Supplemental disclosure of cash flow information:
Cash paid for interest	$189	$152
Cash paid for taxes	$332	$314

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$3,749	$3,677
Stock consideration adjustment recorded for acquisitions	$—	$(818)
Stock based compensation for capitalized software	$1,418	$649
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for clients and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value (due to their relatively short maturity) as of June 30, 2015 and December 31, 2014.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2014-09, “Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for Ultimate on January 1, 2018. Early adoption will be permitted, but not before the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect the standard will have on our ongoing financial reporting.

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

4.     Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Realized gains and losses resulting from available-for-sale securities are included in other (expense) income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2015 and June 30, 2014.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $5 thousand of unrealized loss and $10 thousand of unrealized loss, on available-for-sale securities as of June 30, 2015 and December 31, 2014, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of June 30, 2015 and December 31, 2014 are shown below (in thousands):

	As of June 30, 2015			As of December 31, 2014
	Amortized Cost	Unrealized (Loss)/Gain	Fair Value	Amortized Cost	Unrealized Loss	Fair Value
Corporate debentures and bonds	$7,461	$(7)	$7,454	$8,513	$(9)	$8,504
Commercial paper	—	—	—	600	—	600
U.S. Agency bonds	252	—	252	255	—	255
U.S. Treasury bills	798	1	799	798	(1)	797
Asset-Backed Securities	1,166	1	1,167	—	—	—
Total investments	$9,677	$(5)	$9,672	$10,166	$(10)	$10,156

The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of June 30, 2015, are shown below (in thousands):

	June 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$6,544	$6,543
Due after one year	3,133	3,129
Total	$9,677	$9,672

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued, based on quoted market prices in active markets, include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 or Level 2 during the three and six months ended June 30, 2015 or the twelve months ended December 31, 2014.  No assets or investments were classified as Level 3 as of June 30, 2015 or as of December 31, 2014.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include Ultimate’s corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills and asset-backed securities.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015				As of December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$7,454	$—	$7,454	$—	$8,504	$—	$8,504	$—
Commercial paper	—	—	—	—	600	—	600	—
U.S. Agency bonds	252	—	252	—	255	—	255	—
U.S. Treasury bills	799	—	799	—	797	—	797	—
Asset-Backed Securities	1,167	—	1,167	—	—	—	—	—
Total	$9,672	$—	$9,672	$—	$10,156	$—	$10,156	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of June 30, 2015 and the audited consolidated balance sheet as of December 31, 2014 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of June 30, 2015 and December 31, 2014.

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

Property and equipment as of June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014

Computer equipment	$129,200	$119,716
Internal-use software	62,033	49,464
Other property and equipment	31,157	29,005
Property and equipment	222,390	198,185
Less: accumulated depreciation and amortization	119,386	111,590
Property and equipment, net	$103,004	$86,595

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three and six months ended June 30, 2015, we capitalized $6.3 million and $12.8 million, respectively, of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There were $6.7 million and $13.6 million of software development costs related to the Development Project which were capitalized in the three and six months ended June 30, 2014, respectively. These capitalized costs were from direct labor costs and third party consulting fees and are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and six months ended June 30, 2015, there was $0.3 million and $0.5 million, respectively, of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software (e.g., from the Recruitment release) is included in cost of recurring revenues. There was $0.1 million amortization associated with the Development Project during each of the three and six months ended June 30, 2014, respectively.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Prepaid commissions	$19,685	$17,772
Other prepaid expenses	10,945	8,064
Other current assets	9,946	8,952
Total prepaid expenses and other current assets	$40,576	$34,788

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

The changes in the carrying value of goodwill since December 31, 2014 were as follows (in thousands):

For the Six Months Ended June 30, 2015

Goodwill, December 31, 2014	$25,696
Translation adjustment (1)	(470)
Goodwill, June 30, 2015	$25,226
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

Intangible Assets

The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(1,180)	$(765)	$3,255	5
Customer relationships	3,200	(564)	(5)	2,631	8
Non-compete agreements	300	(165)	(3)	132	1
	$8,700	$(1,909)	$(773)	$6,018	7

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(874)	$(537)	$3,789	6
Customer relationships	3,200	(392)	(5)	2,803	9
Non-compete agreements	300	(115)	(3)	182	2
	$8,700	$(1,381)	$(545)	$6,774	7
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

Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $264 thousand and $528 thousand for the three and six months ended June 30, 2015, respectively. There was $286 thousand and $575 thousand amortization expense for acquired intangible assets for the three and six months ended June 30, 2014, respectively.

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

The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	28,591	28,252	28,587	28,224
Effect of dilutive equity instruments	1,000	966	1,012	1,060
Diluted weighted average shares outstanding	29,591	29,218	29,599	29,284

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	—	156	—	120

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive loss, a component of stockholders’ equity.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2015 and June 30, 2014.

For the three and six months ended June 30, 2015, Ultimate had an unrealized translation gain of $0.5 million and an unrealized loss of $1.5 million, respectively. For the three and six months ended June 30, 2014, Ultimate had unrealized translation gains of $0.9 million and $0.1 million, respectively. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, is a cumulative unrealized translation loss of $5.1 million as of June 30, 2015 and $3.6 million as of December 31, 2014.

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

As of June 30, 2015, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 581,593 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Non-cash stock-based compensation expense:
Cost of recurring revenues	$1,546	$1,382	$2,973	$2,622
Cost of services revenues	1,186	1,133	2,468	2,188
Sales and marketing	10,751	4,937	18,534	9,734
Research and development	1,842	1,178	3,090	2,448
General and administrative	6,452	2,548	10,789	5,024
Total non-cash stock-based compensation expense	$21,777	$11,178	$37,854	$22,016

Net cash proceeds from the exercise of Options were $0.8 million and $2.3 million for the three and six months ended June 30, 2015, respectively, and $0.7 million and $3.0 million for the three and six months ended June 30, 2014, respectively. There was a $7.1 million and $15.9 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three and six months ended June 30, 2015, respectively, and a $6.1 million and $12.7 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three and six months ended June 30, 2014, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no Options granted during the three and six months ended June 30, 2015.  The following table summarizes stock option activity (for previously granted Options) for the six months ended June 30, 2015 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	722	$26.68	2.61	$86,758
Granted	—	$—	—	—
Exercised	(99)	$23.46	—	—
Forfeited or expired	(2)	$14.36	—	—
Outstanding at June 30, 2015	621	$27.22	2.22	$85,134
Exercisable at June 30, 2015	621	$27.22	2.22	$85,134

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on June 30, 2015.  The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock.  Total intrinsic value of Options exercised was $4.6 million and $14.0 million for the three and six months ended June 30, 2015, respectively, and $4.5 million and $25.9 million, for the three and six months ended June 30, 2014, respectively. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three and six months ended June 30, 2015 and June 30, 2014, respectively.

As of June 30, 2015, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.

The following table summarizes restricted stock awards and restricted stock unit awards granted during the three months ended June 30, 2015 and June 30, 2014:

	For the Three Months Ended June 30,
	2015	2014
Restricted Stock Awards:
Non-Employee Directors	2,480	2,625
Total Restricted Stock Awards Granted	2,480	2,625

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	12,435	10,405
Total Restricted Stock Unit Awards Granted	12,435	10,405

The following table summarizes the activity pertaining to Common Stock previously issued under restricted stock awards and restricted stock unit awards which vested during the three months ended June 30, 2015 and June 30, 2014:

	For the Three Months Ended June 30,
	2015				2014
	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued
Restricted Stock Awards:
Non-Employee Directors	5,851	—	$0.0	5,851	8,210	—	$0.0	8,210
Total Restricted Stock Awards	5,851	—	$0.0	5,851	8,210	—	$0.0	8,210

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	11,805	4,174	$0.7	7,631	12,458	4,329	$0.5	8,129
Total Restricted Stock Unit Awards	11,805	4,174	$0.7	7,631	12,458	4,329	$0.5	8,129
______________________________
(1) During the three months ended June 30, 2015 and June 30, 2014, of the shares released, 4,174 and 4,329 shares, respectively, were retained by Ultimate and not issued, in satisfaction of withholding payroll tax requirements applicable to the payment of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the six months ended June 30, 2015 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2014	1,060	$112.77	444
Granted	489	$162.60	169
Vested and Released	(12)	$53.44	(182)
Forfeited or expired	—	$—	(7)
Outstanding at June 30, 2015	1,537	$129.13	424

As of June 30, 2015, $131.7 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.9 years.  As of June 30, 2015, $46.1 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 1.9 years.

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

Overview

Ultimate Software is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in ten languages with more than 35 country-specific localizations. The solution is delivered primarily via the Web to organizations based in the United States and Canada with global workforces. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships. At June 30, 2015, we had more than 20 million people records in our HCM cloud.

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

UltiPro Managed Services (introduced as a result of our acquisition of Accel HR in the fourth quarter of 2013) simplifies the work lives of our customers’ human resources and payroll people. UltiPro Managed Services is designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or Human Resources Information System ("HRIS") services that typically take a one-size-fits-all approach, UltiPro Managed Services allows customers to select from a number of payroll management, HRIS, and/or benefits management services and combine them into a tailored solution that best suits their unique needs. Prior to our acquisition of Accel HR, it had provided these types of services to large and mid-market corporate customers in North America since 2004 and, since 2007, Accel HR had partnered exclusively with Ultimate to provide these services to their UltiPro customers.

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the three months ended June 30, 2015, our (i) recurring revenues grew by 21.8%, compared with the same period in 2014, and (ii) Non-GAAP Operating Income was $29.7 million, or 20.2% of total revenues, as compared with $22.9 million, or 18.7% of total revenues, for the same period in 2014. For the six months ended June 30, 2015, our (i) recurring revenues grew by 21.9%, compared with the same period in 2014 and (ii) Non-GAAP Operating Income was $55.8 million, or 19.1% of total revenues, as compared with $46.3 million, or 19.1% of total revenues, for the same period last year. As of June 30, 2015 and December 31, 2014, our Customer Retention remained consistent at greater than 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Subsequent to the discontinuation of selling perpetual licenses of UltiPro to new customers, which occurred in 2009, we sold licenses to existing license customers but only in relation to the customer's employee growth or for Optional Capabilities if the customer already had a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold in the past, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically had a one-year term with annual renewal periods thereafter. Since 2009 and through December 31, 2014, our maintenance revenues were related to renewal maintenance only. In 2012, we announced that we would no longer support the licensed UltiPro ("Legacy") products after December 31, 2014. In the approximate two-year period after the announcement, Ultimate strengthened its campaign to convert Legacy customers to cloud customers. Ultimate believes this campaign for Legacy to cloud conversions was successful. Since 2009, with the sunsetting of the Legacy product, effective December 31, 2014, a majority of our Legacy customers have made the transition to the cloud.

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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings approximated fair value (due to their relatively short maturity) as of June 30, 2015 and December 31, 2014.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Recurring	84.5%	83.7%	83.3%	82.1%
Services	15.5	16.3	16.6	17.7
License	—	—	0.1	0.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	23.4	23.3	23.0	22.9
Services	16.0	17.3	16.4	17.7
License	—	—	—	—
Total cost of revenues	39.4	40.6	39.4	40.6
Gross profit	60.6	59.4	60.6	59.4
Operating expenses:
Sales and marketing	26.6	24.1	27.4	23.9
Research and development	16.2	16.8	15.5	16.5
General and administrative	12.6	9.2	11.7	9.2
Total operating expenses	55.4	50.1	54.6	49.6
Operating income	5.2	9.3	6.0	9.8
Other income (expense):
Interest expense and other	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	—	0.1	—	0.1
Total other expense, net	(0.1)	—	(0.1)	—
Income before income taxes	5.1	9.3	5.9	9.8
Provision for income taxes	(2.6)	(4.1)	(3.2)	(4.4)
Net income	2.5%	5.2%	2.7%	5.4%

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.

Total revenues increased 20.7% to $147.2 million for the three months ended June 30, 2015 from $122.0 million for the three months ended June 30, 2014, and 20.2% to $292.1 million for the six months ended June 30, 2015 from $243.1 million for the six months ended June 30, 2014.

Recurring revenues, consisting of subscription revenues from our Cloud Offering, increased 21.8% to $124.4 million for the three months ended June 30, 2015, from $102.1 million for the three months ended June 30, 2014, and 21.9% to $243.3 million for the six months ended June 30, 2015 from $199.5 million for the six months ended June 30, 2014. The increases for the three and six months ended June 30, 2015 were primarily due to an increase in revenues from our Cloud Offering.

•
The increases in cloud revenues were primarily based on the revenue impact of incremental units sold that have gone Live since June 30, 2014, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro, as well as the impact of former Legacy customers that converted to the Cloud Offering.  Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.

•
Effective January 1, 2015, we no longer have maintenance revenues associated with our Legacy customers. Since we announced that we would stop supporting our Legacy product in 2012, we successfully converted the majority of our Legacy customers to the cloud. Those customers that did not convert terminated.

Services revenues increased 15.0% to $22.8 million for the three months ended June 30, 2015 from $19.8 million for the three months ended June 30, 2014, and 12.9% to $48.6 million for the six months ended June 30, 2015 from $43.0 million for the six months ended June 30, 2014. The increases in services revenues for the three- and six-month periods were primarily due to additional implementation revenues from incremental billable consultants and the increased utilization of seasoned consultants.

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

Total cost of revenues increased 17.3% to $58.0 million for the three months ended June 30, 2015, from $49.5 million for the three months ended June 30, 2014, and 16.8% to $115.1 million for the six months ended June 30, 2015 from $98.6 million for the six months ended June 30, 2014.

Cost of recurring revenues increased 21.0% to $34.4 million for the three months ended June 30, 2015 from $28.4 million for the three months ended June 30, 2014, and 21.2% to $67.1 million for the six months ended June 30, 2015 from $55.4 million for the six months ended June 30, 2014. The increases in the cost of recurring revenues for the three- and six-month periods were primarily due to increases in both cloud costs and Customer Support costs, as described below:

•
For the three and six months ended June 30, 2015, the increases in cloud costs were principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased hosting data center costs and the increase in labor costs related to UltiPro Managed Services.

•	The increase in Customer Support costs for the three and six months ended June 30, 2015 was primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.

Cost of services revenues increased 12.3% to $23.6 million for the three months ended June 30, 2015 from $21.0 million for the three months ended June 30, 2014, and 11.2% to $47.9 million for the six months ended June 30, 2015 from $43.1 million for the six months ended June 30, 2014. The increases in cost of services revenues for the three- and six-month periods were primarily due to increases in the cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants), partially offset by lower costs from implementation partners.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 33.0% to $39.2 million for the three months ended June 30, 2015 from $29.5 million for the three months ended June 30, 2014, and 37.2% to $80.0 million for the six months ended June 30, 2015 from $58.3 million for the six months ended June 30, 2014. The increases in sales and marketing expenses for the three- and six-month periods were primarily due to increased labor and related costs (including sales commissions) and, to a lesser extent, higher advertising and marketing expenses. Included in the increased labor and related costs for the three and six months ended June 30, 2015 was a portion of certain non-cash, stock-based compensation expenses relating to (i) a change in the vesting schedule to 3-year annual vesting for restricted stock awards granted in the fourth quarter of 2014 from 4-year cliff vesting for restricted stock awards granted in the fourth quarter of 2013 and (ii) one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. Commissions on cloud sales are amortized over the initial contract term (typically 36 months) typically commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 17.0% to $23.9 million for the three months ended June 30, 2015 from $20.4 million for the three months ended June 30, 2014, and 12.8% to $45.3 million for the six months ended June 30, 2015 from $40.2 million for the six months ended June 30, 2014. The increases in research and development expenses for the three- and six-month periods were principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended June 30, 2015 and June 30, 2014, we capitalized a total of $6.3 million (including $0.6 million in non-cash stock-based compensation) and $6.7 million (including $0.4 million in non-cash stock-based compensation), respectively, for internal-use software costs from a development project that will be offered exclusively as a cloud product (the "Development Project"). During the six months ended June 30, 2015 and June 30, 2014, we capitalized a total of $12.8 million (including $1.4 million in non-cash stock-based compensation) and $13.6 million (including $0.6 million in non-cash stock-based compensation), respectively, for the Development Project. The capitalized costs for this Development Project were primarily from direct labor costs for the three and six months ended June 30, 2015. The capitalized costs for this Development Project were from direct labor costs and third party consulting fees for the three and six months ended June 30, 2014. During the three and six months ended June 30, 2015, there was $0.3 million and $0.5 million, respectively, of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software (i.e., from the Recruitment release) is included in cost of recurring revenues. There was $0.1 million of amortization associated with the Development Project during both the three and six months ended June 30, 2014.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 64.4% to $18.5 million for the three months ended June 30, 2015 from $11.2 million for the three months ended June 30, 2014, and 54.0% to $34.3 million for the six months ended June 30, 2015 from $22.3 million for the six months ended June 30, 2014. The increases in general and administrative expenses for the three- and six-month periods were primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, an increase in the provision for doubtful accounts and a portion of certain non-cash, stock-based compensation expenses relating to (i) a change in the vesting schedule to 3-year annual vesting for restricted stock awards granted in the first quarter of 2014 from 4-year cliff vesting for restricted stock awards granted in the fourth quarter of 2013, and (ii) one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award.

Income Taxes

Income taxes for the three months ended June 30, 2015 and June 30, 2014 included a consolidated provision of $3.9 million and $5.0 million, respectively. The effective income tax rate for the three months ended June 30, 2015 and June 30, 2014 was 51.5% and 44.1%, respectively. Income taxes for the six months ended June 30, 2015 and June 30, 2014 included a consolidated provision of $9.4 million and $10.5 million, respectively.   The effective income tax rate for the six months ended June 30, 2015 and June 30, 2014 was 54.7% and 44.2%, respectively. The increase in the effective income tax rate for the three and six months ended June 30, 2015 was due to an increase in non-deductible expenses and a resulting higher ratio of nondeductible expenses to pre-tax income.

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

We recognized $43.6 million of deferred tax assets, net of deferred tax liabilities, as of June 30, 2015. If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense. Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada, and were not deemed material.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of June 30, 2015, we had $110.8 million in cash, cash equivalents and short-term investments in marketable securities, reflecting a net decrease of $5.3 million since December 31, 2014.  This $5.3 million decrease was primarily due to cash purchases of property and equipment (including principal payments on financed equipment) of $23.7 million (of which includes $11.4 million of primarily capitalized labor costs, paid in cash, associated with the Development Project), cash of $30.7 million used for the repurchases of shares of Common Stock under our previously announced stock repurchase plan ("Stock Repurchase Plan"), $10.8 million of cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units and repayments of other borrowings of $0.4 million, partially offset by cash provided by operations of $59.5 million (excluding the non-cash impact of the excess tax benefit associated with stock-based payment deductions), the impact of the change in the exchange rate on our Canadian business of $0.8 million and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $2.3 million.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $2.6 million during the six months ended June 30, 2015 to $43.6 million, as compared with $41.0 million for the six months ended June 30, 2014. This increase was primarily due to an increase in cash operating income (after adjusting for non-cash expenses) of $11.9 million, partially offset by increased cash paid for working capital, including prepaid commissions (short- and long-term) in association with increased sales.

The net cash inflow from investing activities was $337.0 million for the six months ended June 30, 2015, as compared with a net cash outflow of $220.6 million for the six months ended June 30, 2014.  The increase of $557.6 million was primarily attributable to an increase in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) of $557.5 million and, to a lesser extent, a decrease in purchases of marketable securities of $2.3 million, partially offset by a decrease in maturities of marketable securities of $1.9 million and an increase in cash purchases of property and equipment of $0.3 million. During the six months ended June 30, 2015, we capitalized software development costs related to the Development Project totaling $12.8 million (including $1.4 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. Customer funds, temporarily held by us as a result of our UltiPro Payment Services, are held primarily in our bank accounts and invested by us in accordance with our internal investment strategies.   These customer funds are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's.

Net cash used in financing activities was $383.9 million for the six months ended June 30, 2015, as compared with an inflow of $180.7 million for the six months ended June 30, 2014. The $564.5 million increase in cash used in financing activities was primarily related to an increase of $557.5 million in UltiPro Payment Services, an increase in cash used for the repurchases of shares of our Common Stock of $10.8 million, under our Stock Repurchase Plan and an increase in principal payments for capital lease obligations of $0.5 million, partially offset by an increase in the excess tax benefits associated with stock-based payment deductions of $3.3 million, and a decrease in payments on other borrowings of $1.7 million and a decrease in net proceeds from issuances of Common Stock from employee and non-employee director stock option exercises of $0.7 million.

Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of June 30, 2015 were 67 days as compared with 63 days as of June 30, 2014.

Deferred revenues were $121.2 million at June 30, 2015, as compared with $109.7 million at December 31, 2014.  The increase of $11.5 million in deferred revenues was primarily due to increased sales.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

As of June 30, 2015, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.

Off-Balance Sheet Arrangements

We do not, and, as of June 30, 2015, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three and six months ended June 30, 2015, stock-based compensation expense was $21.8 million and $37.9 million, on a pre-tax basis. For the three and six months ended June 30, 2014, stock-based compensation expense was $11.2 million and $22.0 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three and six months ended June 30, 2015, the amortization of acquired intangible assets was $0.3 million and $0.5 million. For the three and six months ended June 30, 2014, the amortization of acquired intangible assets was $0.3 million and $0.6 million, respectively. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Non-GAAP operating income reconciliation:
Operating income	$7,632	$11,388	$17,389	$23,758
Operating income, as a % of total revenues	5.2%	9.3%	6.0%	9.8%
Add back:
Non-cash stock-based compensation expense	21,777	11,178	37,854	22,016
Non-cash amortization of acquired intangible assets	264	286	528	575
Non-GAAP operating income	$29,673	$22,852	$55,771	$46,349
Non-GAAP operating income, as a % of total revenues	20.2%	18.7%	19.1%	19.1%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments include obligations of U.S. government agencies, asset-backed securities and corporate debt securities.  Corporate debt securities include commercial paper which, according to Ultimate’s investment guidelines, must carry minimum short-term ratings of P-1 by Moody’s Investor Service, Inc. (“Moody’s”) and A-1 by Standard & Poor’s Ratings Service, a Division of The McGraw-Hill Companies, Inc. (“S&P”).  Other corporate debt obligations must carry a minimum rating of A-2 by Moody’s or A by S&P.  Asset-backed securities must carry a minimum AAA rating by Moody’s and S&P with a maximum average life of two years at the time of purchase.

As of June 30, 2015, total investments in available-for-sale marketable securities were $9.7 million.

As of June 30, 2015, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.7% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its June 30, 2015 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $68 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $51 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of June 30, 2015, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended June 30, 2015 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The number of shares of Common Stock repurchased by us during the three months ended June 30, 2015 were as indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2015	51,400	$166.00	4,305,026	694,974
May 1 - 31, 2015	4,069 (1)	$163.71	4,305,026	694,974
May 1 - 31, 2015	97,069	$165.03	4,402,095	597,905
June 1 - 30, 2015	105 (1)	$164.34	4,402,095	597,905
__________________
(1) Represents 4,174 shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 5,000,000 shares of its Common Stock. As of June 30, 2015, Ultimate had purchased 4,402,095 shares of Common Stock under our stock repurchase plan, with 597,905 shares being available for repurchase in the future. During the three months ended June 30, 2015, we purchased 148,469 shares of Common Stock under the stock repurchase plan at an average cost per share of $165.36.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2015 and June 30, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and June 30, 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and June 30, 2014 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________
* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	August 6, 2015	By:	/s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)