Form 10-Q
period 2015-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2015-11-05
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 28,655,590 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of September 30, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$122,138	$108,298
Investments in marketable securities	6,797	7,862
Accounts receivable, net of allowance for doubtful accounts of $675 for 2015 and 2014	119,982	100,218
Prepaid expenses and other current assets	42,904	34,788
Deferred tax assets, net	1,050	965
Total current assets before funds held for clients	292,871	252,131
Funds held for clients	331,220	759,087
Total current assets	624,091	1,011,218
Property and equipment, net	111,459	86,595
Goodwill	24,637	25,696
Investments in marketable securities	11,443	2,294
Intangible assets, net	5,507	6,774
Other assets, net	27,374	20,611
Deferred tax assets, net	47,979	37,110
Total assets	$852,490	$1,190,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,924	$7,418
Accrued expenses	40,532	30,941
Deferred revenue	128,484	109,552
Capital lease obligations	4,224	3,655
Other borrowings	400	567
Total current liabilities before client fund obligations	180,564	152,133
Client fund obligations	331,220	759,087
Total current liabilities	511,784	911,220
Deferred revenue	2,847	153
Deferred rent	3,598	2,368
Capital lease obligations	3,528	3,359
Other borrowings	100	400
Deferred income tax liability	753	1,049
Total liabilities	522,610	918,549
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 33,035,736 and 32,722,864 shares issued as of 2015 and 2014, respectively	330	327
Additional paid-in capital	455,649	376,609
Accumulated other comprehensive loss	(7,087)	(3,590)
Accumulated earnings	50,596	36,928
	499,488	410,274
Treasury stock, 4,404,095 and 4,216,626 shares, at cost, for 2015 and 2014, respectively	(169,608)	(138,525)
Total stockholders’ equity	329,880	271,749
Total liabilities and stockholders’ equity	$852,490	$1,190,298

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Recurring	$131,768	$107,362	$375,061	$306,888
Services	23,556	20,047	72,147	63,096
License	—	22	223	522
Total revenues	155,324	127,431	447,431	370,506
Cost of revenues:
Recurring	34,856	30,598	101,984	85,974
Services	25,027	21,528	72,966	64,639
License	—	5	49	88
Total cost of revenues	59,883	52,131	174,999	150,701
Gross profit	95,441	75,300	272,432	219,805
Operating expenses:
Sales and marketing	41,687	28,104	121,645	86,395
Research and development	23,027	21,419	68,331	61,572
General and administrative	19,120	12,172	53,460	34,475
Total operating expenses	83,834	61,695	243,436	182,442
Operating income	11,607	13,605	28,996	37,363
Other income (expense):
Interest and other expense	(118)	(104)	(368)	(276)
Other income, net	62	82	165	253
Total other expense, net	(56)	(22)	(203)	(23)
Income before income taxes	11,551	13,583	28,793	37,340
(Provision) benefit for income taxes	(5,700)	6,073	(15,125)	(4,438)
Net income	$5,851	$19,656	$13,668	$32,902
Net income per share:
Basic	$0.20	$0.69	$0.48	$1.16
Diluted	$0.20	$0.67	$0.46	$1.12
Weighted average shares outstanding:
Basic	28,603	28,285	28,592	28,246
Diluted	29,715	29,306	29,651	29,302

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$5,851	$19,656	$13,668	$32,902
Other comprehensive income (loss):
Unrealized gain (loss) on investments in marketable available-for-sale securities	13	(9)	20	(5)
Unrealized loss on foreign currency translation adjustments	(2,035)	(1,176)	(3,509)	(1,071)
Other comprehensive loss, before tax	(2,022)	(1,185)	(3,489)	(1,076)
Income tax expense related to items of other comprehensive income	(4)	7	(8)	4
Other comprehensive loss, net of tax	$(2,026)	$(1,178)	$(3,497)	$(1,072)
Comprehensive income	$3,825	$18,478	$10,171	$31,830

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$13,668	$32,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,012	14,157
Provision for doubtful accounts	3,390	1,747
Non-cash stock-based compensation expense	59,763	33,366
Income taxes	14,692	3,968
Excess tax benefit from employee stock plan	(25,942)	(20,808)
Changes in operating assets and liabilities:
Accounts receivable	(23,154)	(4,215)
Prepaid expenses and other current assets	(8,116)	(5,355)
Other assets	(6,763)	(1,944)
Accounts payable	(494)	1,513
Accrued expenses and deferred rent	10,821	5,928
Deferred revenue	21,626	2,825
Net cash provided by operating activities	75,503	64,084
Cash flows from investing activities:
Purchases of property and equipment	(33,538)	(31,255)
Purchases of marketable securities	(14,464)	(8,335)
Maturities of marketable securities	6,380	8,096
Net remittances (purchases) of client funds securities	427,867	(116,612)
Net cash provided by (used in) investing activities	386,245	(148,106)
Cash flows from financing activities:
Repurchases of Common Stock	(31,083)	(19,981)
Net proceeds from issuances of Common Stock	3,646	4,629
Excess tax benefits from employee stock plan	25,942	20,808
Shares acquired to settle employee tax withholding liability	(12,496)	(12,181)
Principal payments on capital lease obligations	(3,629)	(2,996)
Repayments of other borrowings	(467)	(2,225)
Net (decrease) increase in client fund obligations	(427,867)	116,612
Net cash (used in) provided by financing activities	(445,954)	104,666
Effect of exchange rate changes on cash	(1,954)	(515)
Net increase in cash and cash equivalents	13,840	20,129
Cash and cash equivalents, beginning of period	108,298	79,794
Cash and cash equivalents, end of period	$122,138	$99,923

Supplemental disclosure of cash flow information:
Cash paid for interest	$285	$235
Cash paid for taxes	$540	$468

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$4,367	$4,936
Stock consideration adjustment recorded for acquisitions	$—	$(818)
Stock based compensation for capitalized software	$2,188	$1,107
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of operating results for the full fiscal year or for any future periods.

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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for clients and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value (due to their relatively short maturity) as of September 30, 2015 and December 31, 2014.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2014-09, “Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" ("ASU 2015-14"), which defers the effective date of ASU 2014-09 for all entities by one year. Under ASU 2015-14, the new standard is effective for Ultimate on January 1, 2018. Early adoption will be permitted, but not before the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect the standard will have on our ongoing financial reporting.

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

4.     Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Realized gains and losses resulting from available-for-sale securities are included in other (expense) income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2015 and September 30, 2014.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $10 thousand of unrealized gain and $10 thousand of unrealized loss, on available-for-sale securities as of September 30, 2015 and December 31, 2014, respectively.

The amortized cost, net unrealized gain and fair value of our investments in marketable available-for-sale securities as of September 30, 2015 and December 31, 2014 are shown below (in thousands):

	As of September 30, 2015			As of December 31, 2014
	Amortized Cost	Unrealized Gain	Fair Value	Amortized Cost	Unrealized Loss	Fair Value
Corporate debentures and bonds	$13,862	$2	$13,864	$8,513	$(9)	$8,504
Commercial paper	—	—	—	600	—	600
U.S. Agency bonds	250	—	250	255	—	255
U.S. Treasury bills	1,551	2	1,553	798	(1)	797
Asset-Backed Securities	2,567	6	2,573	—	—	—
Total investments	$18,230	$10	$18,240	$10,166	$(10)	$10,156

The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of September 30, 2015, are shown below (in thousands):

	September 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$6,799	$6,797
Due after one year	11,431	11,443
Total	$18,230	$18,240

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued, based on quoted market prices in active markets, include certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.   We did not have any transfers into and out of Level 1 or Level 2 during the three and nine months ended September 30, 2015 or the twelve months ended December 31, 2014.  No assets or investments were classified as Level 3 as of September 30, 2015 or as of December 31, 2014.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills and asset-backed securities owned by Ultimate.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015				As of December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$13,864	$—	$13,864	$—	$8,504	$—	$8,504	$—
Commercial paper	—	—	—	—	600	—	600	—
U.S. Agency bonds	250	—	250	—	255	—	255	—
U.S. Treasury bills	1,553	—	1,553	—	797	—	797	—
Asset-Backed Securities	2,573	—	2,573	—	—	—	—	—
Total	$18,240	$—	$18,240	$—	$10,156	$—	$10,156	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of September 30, 2015 and the audited consolidated balance sheet as of December 31, 2014 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of September 30, 2015 and December 31, 2014.

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

Property and equipment as of September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014

Computer equipment	$133,113	$119,716
Internal-use software	68,731	49,464
Other property and equipment	33,738	29,005
Property and equipment	235,582	198,185
Less: accumulated depreciation and amortization	124,123	111,590
Property and equipment, net	$111,459	$86,595

We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three and nine months ended September 30, 2015, we capitalized $6.7 million and $19.3 million, respectively, of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There were $6.5 million and $20.1 million of software development costs related to the Development Project which were capitalized in the three and nine months ended September 30, 2014, respectively. These capitalized costs were from direct labor costs and third party consulting fees and are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and nine months ended September 30, 2015, there was $0.3 million and $0.8 million, respectively, of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software (e.g., from the Recruitment release) is included in cost of recurring revenues. During the three and nine months ended September 30, 2014 there was $0.3 million and $0.4 million, respectively, of amortization associated with the Development Project.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Prepaid commissions	$22,222	$17,772
Other prepaid expenses	12,918	8,064
Other current assets	7,764	8,952
Total prepaid expenses and other current assets	$42,904	$34,788

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

The changes in the carrying value of goodwill since December 31, 2014 were as follows (in thousands):

For the Nine Months Ended September 30, 2015

Goodwill, December 31, 2014	$25,696
Translation adjustment (1)	(1,059)
Goodwill, September 30, 2015	$24,637
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

Intangible Assets

The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(1,323)	$(1,020)	$2,857	5
Customer relationships	3,200	(650)	(6)	2,544	8
Non-compete agreements	300	(191)	(3)	106	1
	$8,700	$(2,164)	$(1,029)	$5,507	6

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(874)	$(537)	$3,789	6
Customer relationships	3,200	(392)	(5)	2,803	9
Non-compete agreements	300	(115)	(3)	182	2
	$8,700	$(1,381)	$(545)	$6,774	7
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

Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $255 thousand and $783 thousand for the three and nine months ended September 30, 2015, respectively. There was $286 thousand and $861 thousand amortization expense for acquired intangible assets for the three and nine months ended September 30, 2014, respectively.

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

The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	28,603	28,285	28,592	28,246
Effect of dilutive equity instruments	1,112	1,021	1,059	1,056
Diluted weighted average shares outstanding	29,715	29,306	29,651	29,302

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	—	—	11	7

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars.  The functional currency of Ultimate Canada is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive loss, a component of stockholders’ equity.  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2015 and September 30, 2014.

For the three and nine months ended September 30, 2015, Ultimate had unrealized translation losses of $2.0 million and $3.5 million, respectively. For the three and nine months ended September 30, 2014, Ultimate had unrealized translation losses of $1.2 million and $1.1 million, respectively. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, is a cumulative unrealized translation loss of $7.1 million as of September 30, 2015 and $3.6 million as of December 31, 2014.

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

As of September 30, 2015, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 547,913 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Non-cash stock-based compensation expense:
Cost of recurring revenues	$1,655	$1,402	$4,628	$4,024
Cost of services revenues	1,242	1,122	3,710	3,310
Sales and marketing	11,000	5,015	29,534	14,749
Research and development	1,489	1,198	4,579	3,646
General and administrative	6,523	2,613	17,312	7,637
Total non-cash stock-based compensation expense	$21,909	$11,350	$59,763	$33,366

Net cash proceeds from the exercise of Options were $1.3 million and $3.6 million for the three and nine months ended September 30, 2015, respectively, and $1.6 million and $4.6 million for the three and nine months ended September 30, 2014, respectively. There was a $10.0 million and $25.9 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three and nine months ended September 30, 2015, respectively, and a $8.2 million and $20.8 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three and nine months ended September 30, 2014, respectively.

Stock Option, Restricted Stock and Restricted Stock Unit Activity

There were no Options granted during the three and nine months ended September 30, 2015.  The following table summarizes stock option activity (for previously granted Options) for the nine months ended September 30, 2015 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	722	$26.68	2.61	$86,758
Granted	—	$—	—	—
Exercised	(151)	$23.99	—	—
Forfeited or expired	(2)	$14.36	—	—
Outstanding at September 30, 2015	569	$27.43	2.00	$86,200
Exercisable at September 30, 2015	569	$27.43	2.00	$86,200

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on September 30, 2015.  The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock.  Total intrinsic value of Options exercised was $8.3 million and $22.3 million for the three and nine months ended September 30, 2015, respectively, and $4.4 million and $34.9 million, for the three and nine months ended September 30, 2014, respectively. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

As of September 30, 2015, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.

The following table summarizes restricted stock awards and restricted stock unit awards granted during the three months ended September 30, 2015 and September 30, 2014:

	For the Three Months Ended September 30,
	2015	2014
Restricted Stock Awards:
Non-Employee Directors	2,440	2,570
Total Restricted Stock Awards Granted	2,440	2,570

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	47,185	21,755
Total Restricted Stock Unit Awards Granted	47,185	21,755

The following table summarizes the activity pertaining to Common Stock previously issued under restricted stock awards and restricted stock unit awards which vested during the three months ended September 30, 2015 and September 30, 2014:

	For the Three Months Ended September 30,
	2015				2014
	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued
Restricted Stock Awards:
Non-Employee Directors	5,916	—	$0.0	5,916	8,125	—	$0.0	8,125
Total Restricted Stock Awards	5,916	—	$0.0	5,916	8,125	—	$0.0	8,125

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	28,351	9,521	$1.7	18,830	33,189	10,999	$1.5	22,190
Total Restricted Stock Unit Awards	28,351	9,521	$1.7	18,830	33,189	10,999	$1.5	22,190
______________________________
(1) During the three months ended September 30, 2015 and September 30, 2014, of the shares released, 9,521 and 10,999 shares, respectively, were retained by Ultimate and not issued, in satisfaction of withholding payroll tax requirements applicable to the payment of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the nine months ended September 30, 2015 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2014	1,060	$112.77	444
Granted	492	$162.70	216
Vested and Released	(18)	$52.59	(211)
Forfeited or expired	—	$—	(13)
Outstanding at September 30, 2015	1,534	$129.52	436

As of September 30, 2015, $116.9 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.7 years.  As of September 30, 2015, $46.6 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 1.8 years.

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

Overview

Ultimate Software is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in ten languages with more than 35 country-specific localizations. The solution is delivered primarily via the Web to organizations based in the United States and Canada with global workforces. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships. At September 30, 2015, we had more than 20 million people records in our HCM cloud.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the three months ended September 30, 2015, our (i) recurring revenues grew by 22.7%, compared with the same period in 2014, and (ii) Non-GAAP Operating Income was $33.8 million, or 21.7% of total revenues, as compared with $25.2 million, or 19.8% of total revenues, for the same period in 2014. For the nine months ended September 30, 2015, our (i) recurring revenues grew by 22.2%, compared with the same period in 2014 and (ii) Non-GAAP Operating Income was $89.5 million, or 20.0% of total revenues, as compared with $71.6 million, or 19.3% of total revenues, for the same period last year. As of September 30, 2015 and December 31, 2014, our Customer Retention remained consistent at greater than 96%, on a trailing twelve-month basis. See “Non-GAAP Financial Measures” below.

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

Subsequent to the discontinuation of selling perpetual licenses of UltiPro to new customers, which occurred in 2009, we sold licenses to existing license customers but only in relation to the customer's employee growth or for Optional Capabilities if the customer already had a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold in the past, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically had a one-year term with annual renewal periods thereafter. Since 2009 and through December 31, 2014, our maintenance revenues were related to renewal maintenance only. In 2012, we announced that we would no longer support the licensed UltiPro ("Legacy") products after December 31, 2014. In the approximate three-year period after the announcement, Ultimate strengthened its campaign to convert Legacy customers to cloud customers. Ult imate believes this campaign for Legacy to cloud conversions was successful. Since 2009, with the sunsetting of the Legacy product, effective December 31, 2014, a majority of our Legacy customers made the transition to the cloud.

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

Fair Value of Financial Instruments

Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings approximated fair value (due to their relatively short maturity) as of September 30, 2015 and December 31, 2014.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Recurring	84.8%	84.3%	83.8%	82.8%
Services	15.2	15.7	16.1	17.0
License	—	—	0.1	0.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	22.5	24.0	22.8	23.2
Services	16.1	16.9	16.3	17.5
License	—	—	—	—
Total cost of revenues	38.6	40.9	39.1	40.7
Gross profit	61.4	59.1	60.9	59.3
Operating expenses:
Sales and marketing	26.8	22.1	27.2	23.3
Research and development	14.8	16.8	15.3	16.6
General and administrative	12.3	9.5	11.9	9.3
Total operating expenses	53.9	48.4	54.4	49.2
Operating income	7.5	10.7	6.5	10.1
Other income (expense):
Interest expense and other	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	—	0.1	—	0.1
Total other expense, net	(0.1)	—	(0.1)	—
Income before income taxes	7.4	10.7	6.4	10.1
Provision for income taxes	(3.6)	4.7	(3.3)	(1.2)
Net income	3.8%	15.4%	3.1%	8.9%

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.

Total revenues increased 21.9% to $155.3 million for the three months ended September 30, 2015 from $127.4 million for the three months ended September 30, 2014, and 20.8% to $447.4 million for the nine months ended September 30, 2015 from $370.5 million for the nine months ended September 30, 2014.

Recurring revenues, consisting of subscription revenues from our Cloud Offering, increased 22.7% to $131.8 million for the three months ended September 30, 2015, from $107.4 million for the three months ended September 30, 2014, and 22.2% to $375.1 million for the nine months ended September 30, 2015 from $306.9 million for the nine months ended September 30, 2014. The increases for the three and nine months ended September 30, 2015 were due to an increase in revenues from our Cloud Offering.

•
The increases in cloud revenues were primarily based on the revenue impact of incremental units sold that have gone Live since September 30, 2014, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro, as well as the impact of former Legacy customers that converted to the Cloud Offering.  Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.

•
Effective January 1, 2015, we no longer have maintenance revenues associated with our Legacy customers. Since we announced that we would stop supporting our Legacy product in 2012, we successfully converted the majority of our Legacy customers to the cloud. Those customers that did not convert terminated.

Services revenues increased 17.5% to $23.6 million for the three months ended September 30, 2015 from $20.0 million for the three months ended September 30, 2014, and 14.3% to $72.1 million for the nine months ended September 30, 2015 from $63.1 million for the nine months ended September 30, 2014. The increases in services revenues for the three- and nine-month periods were primarily due to additional implementation revenues from incremental billable consultants to support increased sales.

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide customer support services ("Customer Support") to cloud customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including hosting data center costs and, to a lesser extent, amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to Ultimate’s customers.

Total cost of revenues increased 14.9% to $59.9 million for the three months ended September 30, 2015, from $52.1 million for the three months ended September 30, 2014, and 16.1% to $175.0 million for the nine months ended September 30, 2015 from $150.7 million for the nine months ended September 30, 2014.

Cost of recurring revenues increased 13.9% to $34.9 million for the three months ended September 30, 2015 from $30.6 million for the three months ended September 30, 2014, and 18.6% to $102.0 million for the nine months ended September 30, 2015 from $86.0 million for the nine months ended September 30, 2014. The increases in the cost of recurring revenues for the three- and nine-month periods were primarily due to increases in both cloud costs and Customer Support costs, as described below:

•
For the three and nine months ended September 30, 2015, the increases in cloud costs were principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations and an increase in labor costs related to UltiPro Managed Services.

•
The increase in Customer Support costs for the three and nine months ended September 30, 2015 was primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.

Cost of services revenues increased 16.3% to $25.0 million for the three months ended September 30, 2015 from $21.5 million for the three months ended September 30, 2014, and 12.9% to $73.0 million for the nine months ended September 30, 2015 from $64.6 million for the nine months ended September 30, 2014. The increases in cost of services revenues for the three- and nine-month periods were primarily due to increases in the cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants). For the quarter ended September 30, 2015, costs from implementation partners were slightly higher than the prior year same quarter. For the nine-month period ended September 30, 2015, costs from implementation partners were comparable to the prior year same period.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 48.3% to $41.7 million for the three months ended September 30, 2015 from $28.1 million for the three months ended September 30, 2014, and 40.8% to $121.6 million for the nine months ended September 30, 2015 from $86.4 million for the nine months ended September 30, 2014. The increases in sales and marketing expenses for the three- and nine-month periods were primarily due to increased labor and related costs (including sales commissions and the impact of an increase in sales personnel) and, to a lesser extent, higher advertising and marketing expenses. Included in the increased labor and related costs for the three and nine months ended September 30, 2015 was a portion of certain non-cash, stock-based compensation expenses relating to (i) a change in the vesting schedule to 3-year annual vesting for restricted stock awards granted in the fourth quarter of 2014 from 4-year cliff vesting for restricted stock awards granted in the fourth quarter of 2013 and (ii) one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. Commissions on cloud sales are amortized over the initial contract term (typically 36 months) typically commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs.  Research and development expenses increased 7.5% to $23.0 million for the three months ended September 30, 2015 from $21.4 million for the three months ended September 30, 2014, and 11.0% to $68.3 million for the nine months ended September 30, 2015 from $61.6 million for the nine months ended September 30, 2014. The increases in research and development expenses for the three- and nine-month periods were principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended September 30, 2015 and September 30, 2014, we capitalized a total of $6.7 million (including $0.8 million in non-cash stock-based compensation) and $6.5 million (including $0.5 million in non-cash stock-based compensation), respectively, for internal-use software costs from a development project that will be offered exclusively as a cloud product (the "Development Project"). During the nine months ended September 30, 2015 and September 30, 2014, we capitalized a total of $19.3 million (including $2.2 million in non-cash stock-based compensation) and $20.1 million (including $1.1 million in non-cash stock-based compensation), respectively, for the Development Project. The capitalized costs for this Development Project were from direct labor costs for the three- and nine-months ended September 30, 2015. The capitalized costs for this Development Project were from direct labor costs and third party consulting fees for the three- and nine-months ended September 30, 2014. During the three- and nine-months ended September 30, 2015, there was $0.3 million and $0.8 million, respectively, of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software (i.e., from the Recruitment release) is included in cost of recurring revenues. There was $0.3 million and $0.4 million of amortization associated with the Development Project during the three and nine months ended September 30, 2014, respectively.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 57.1% to $19.1 million for the three months ended September 30, 2015 from $12.2 million for the three months ended September 30, 2014, and 55.1% to $53.5 million for the nine months ended September 30, 2015 from $34.5 million for the nine months ended September 30, 2014. The increases in general and administrative expenses for the three- and nine-month periods were primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, an increase in the provision for doubtful accounts and a portion of certain non-cash, stock-based compensation expenses relating to (i) a change in the vesting schedule to 3-year annual vesting for restricted stock awards granted in the first quarter of 2014 from 4-year cliff vesting for restricted stock awards granted in the fourth quarter of 2013, and (ii) one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award.

Income Taxes

Income taxes for the three and nine months ended September 30, 2015 included a consolidated provision of $5.7 million and $15.1 million, respectively. The effective income tax rate for the three- and nine-months ended September 30, 2015 was 49.3% and 52.5%, respectively. Income taxes for the three and nine months ended September 30, 2014 included a consolidated income tax benefit of $6.1 million and a consolidated income tax provision of $4.4 million, respectively. The effective income tax rate for the three and nine months ended September 30, 2014 was a 44.7% and 11.9%, respectively. During the third quarter of 2014 we completed research and development ("R&D") tax credit studies related to the 1998 through 2013 calendar years. We recorded a net $12.1 million financial statement income tax benefit which was comprised of $13.2 million in tax credits, partially offset by $1.1 million attributable to the reduction of certain tax deductions. The $12.1 million income tax benefit was recorded as a discrete period adjustment in the third quarter of 2014 and was net of a $4.2 million reserve for uncertain tax positions. Excluding the income tax credit for research and development activities, our effective income tax rate would have been 44.3% and 44.2% for the three and nine months ended September 30, 2014. There was no such credit for research and development activities for federal and state income tax purposes for the three and nine months ended September 30, 2015.

The increase in the effective tax rate for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was principally due to an increase in non-deductible expenses and a higher ratio of nondeductible expenses to pre-tax income.

At December 31, 2014, we had approximately $159.8 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. The $159.8 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the tax benefit of which will primarily be credited to paid-in-capital and deferred tax asset when realized. As a result, the tax benefits associated with stock based compensation are included in net operating loss carryforwards but not reflected in deferred tax assets. The carryforwards expire from 2018 through 2034 and from 2015 through 2034, for Federal and state income tax reporting purposes, respectively. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state law provisions. As of December 31, 2014, we had approximately $0.2 million of net operating loss carryforwards for foreign income tax reporting purposes available to offset future taxable income.

As of December 31, 2014, we had $5.0 million of gross unrecognized tax benefits resulting from a research and development credit attributable to the years 1998 through 2014, as a result of the completion of an R&D activities study, that if recognized would affect the annual effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

We recognized $48.3 million of deferred tax assets, net of deferred tax liabilities, as of September 30, 2015. If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense. Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”).  Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada.

Liquidity and Capital Resources

In recent years, Ultimate has funded operations from cash flows generated from operations and, to a lesser extent, equipment financing and borrowing arrangements.

As of September 30, 2015, we had $128.9 million in cash, cash equivalents and short-term investments in marketable securities, reflecting a net increase of $12.8 million since December 31, 2014.  This $12.8 million increase was primarily due to cash provided by operations of $101.4 million (excluding the non-cash impact of the excess tax benefit associated with stock-based payment deductions) and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $3.6 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $37.2 million (which includes $17.3 million of primarily capitalized labor costs, paid in cash, associated with the Development Project), cash of $31.1 million used for the repurchases of shares of Common Stock under our previously announced stock repurchase plan ("Stock Repurchase Plan"), purchases of marketable securities in excess of maturities of $8.1 million, $12.5 million of cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units, the impact of the change in the exchange rate on our Canadian business of $2.0 million and repayments of other borrowings of $0.5 million.

Our operating cash inflows primarily consist of payments received from our customers related to our Cloud Offering. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with our Cloud Offering, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $11.4 million during the nine months ended September 30, 2015 to $75.5 million, as compared with $64.1 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in cash operating income (after adjusting for non-cash expenses) of $21.4 million, partially offset by increased cash paid for working capital, including prepaid commissions (short- and long-term) in association with increased sales.

The net cash inflow from investing activities was $386.2 million for the nine months ended September 30, 2015, as compared with a net cash outflow of $148.1 million for the nine months ended September 30, 2014.  The increase of $534.4 million was primarily attributable to an increase in funds received from and held in our bank accounts on behalf of Ultimate’s customers using the UltiPro Payment Services offering (“UltiPro Payment Services”) of $544.5 million, partially offset by an increase in the purchases of marketable securities of $6.1 million, an increase in cash purchases of property and equipment of $2.3 million and a decrease in maturities of marketable securities of $1.7 million. During the nine months ended September 30, 2015, we capitalized software development costs related to the Development Project totaling $19.5 million (including $2.2 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. Customer funds, temporarily held by us as a result of our UltiPro Payment Services, are held primarily in our bank accounts and invested by us in accordance with our internal investment strategies.   These customer funds are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's.

Net cash used in financing activities was $446.0 million for the nine months ended September 30, 2015, as compared with an inflow of $104.7 million for the nine months ended September 30, 2014. The $550.6 million increase in cash used in financing activities was primarily related to an increase of $544.5 million in UltiPro Payment Services, an increase in cash used for the repurchases of shares of our Common Stock of $11.1 million, under our Stock Repurchase Plan, a decrease in net proceeds from issuances of Common Stock from employee and non-employee director stock option exercises of $1.0 million, an increase in principal payments for capital lease obligations of $0.6 million and an increase of $0.3 million in the cash used to settle employee tax withholding liabilities upon the vesting of restricted stock awards and restricted stock unit awards, partially offset by an increase in the excess tax benefits associated with stock-based payment deductions of $5.1 million, and a decrease in payments on other borrowings of $1.8 million.

Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of September 30, 2015 were 71 days as compared with 64 days as of September 30, 2014, which includes the impact of increased sales.

Deferred revenues were $131.3 million at September 30, 2015, as compared with $109.7 million at December 31, 2014.  The increase of $21.6 million in deferred revenues was primarily due to increased sales.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

As of September 30, 2015, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.

Off-Balance Sheet Arrangements

We do not, and, as of September 30, 2015, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three and nine months ended September 30, 2015, stock-based compensation expense was $21.9 million and $59.8 million, respectively, on a pre-tax basis. For the three and nine months ended September 30, 2014, stock-based compensation expense was $11.4 million and $33.4 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three and nine months ended September 30, 2015, the amortization of acquired intangible assets was $0.3 million and $0.8 million, respectively. For the three and nine months ended September 30, 2014, the amortization of acquired intangible assets was $0.3 million and $0.9 million, respectively. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Non-GAAP operating income reconciliation:
Operating income	$11,607	$13,605	$28,996	$37,363
Operating income, as a % of total revenues	7.5%	10.7%	6.5%	10.1%
Add back:
Non-cash stock-based compensation expense	21,909	11,350	59,763	33,366
Non-cash amortization of acquired intangible assets	255	286	783	861
Non-GAAP operating income	$33,771	$25,241	$89,542	$71,590
Non-GAAP operating income, as a % of total revenues	21.7%	19.8%	20.0%	19.3%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2015, total investments in available-for-sale marketable securities were $18.2 million.

As of September 30, 2015, all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.7% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its September 30, 2015 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $207 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $188 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of September 30, 2015, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

(b) Changes in internal control over financial reporting.  There have been no changes during the quarter ended September 30, 2015 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The number of shares of Common Stock repurchased by us during the three months ended September 30, 2015 are indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2015	12 (1)	$165.81	4,402,095	597,905
August 1 - 31, 2015	9,509 (1)	$183.19	4,402,095	597,905
September 1 - 30, 2015	2,000	$170.03	4,404,095	595,905
__________________
(1) Represents 9,521 shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 5,000,000 shares of its Common Stock. As of September 30, 2015, Ultimate had purchased 4,404,095 shares of Common Stock under our stock repurchase plan, with 595,905 shares being available for repurchase in the future. During the three months ended September 30, 2015, we purchased 2,000 shares of Common Stock under the stock repurchase plan at an average cost per share of $170.03.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2015 and September 30, 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and September 30, 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and September 30, 2014 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________
* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	November 5, 2015	By:	/s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)