Form 10-K
period 2015-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2016-02-26
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2015 was approximately $4.4 billion.
As of February 17, 2016, there were 28,846,866 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE ULTIMATE SOFTWARE GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” "Ultimate Software," “we,” “us” or “our”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the Securities and Exchange Commission.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including the risk factors set forth in Item 1A. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

UltiPro® and its related design are registered trademarks of Ultimate in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate.

PART I

Item 1. Business

Overview

Ultimate Software is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in twelve languages with more than 35 country-specific localizations. The solution is delivered primarily via software-as-a-service ("SaaS") to organizations based in the United States and Canada, including those with global workforces. At the close of 2015, we had approximately 3,200 organizations as customers and more than 25 million people records in our HCM cloud. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships.

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

Our cloud offering of UltiPro provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that UltiPro is attractive to companies that want to focus on their core competencies to increase sales and profits. Through UltiPro, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.

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

Cloud Computing Model

Cloud computing is the current terminology for describing the delivery of SaaS. Market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet without the need for customers to purchase supporting software and hardware for an on-premise system or the need to keep IT people on staff to monitor and upgrade such a system.
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
We provide our hardware, infrastructure, ongoing maintenance and backup services at four data centers: one located near Atlanta, Georgia, one near Phoenix, Arizona, one near Toronto, Canada, and the fourth near Vancouver, Canada. Our data center facilities are owned and operated by independent third parties, who provide redundant power, bandwidth, and physical security. Ultimate employees deploy, monitor, and manage our hardware and software systems in accordance with our security and data privacy policies, which are subject to examination by an independent third-party.

Market Share

Based on our customer counts and market data from Hoover's/Dun & Bradstreet in December 2015, we estimate our approximate market share to be 9 percent for enterprise companies, 7 percent for mid-market companies, and 3 percent for companies in the strategic market.

Company Information

Ultimate is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), to accommodate our operations in Canada. During February 2015, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Asia, PTE. LTD. There were no material assets or revenues in Canada or Singapore as of or for the year ended December 31, 2015. Ultimate's headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and our telephone number is (954) 331-7000.

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

Role-Based Internet Access to Functionality. UltiPro provides Web access to workforce-related business functions, company communications, and reporting for everyone in our customer's organization, not just the HR department. The access and specific functionality are based upon our customer's process requirements and the individual user's role. We believe that UltiPro's employee-facing Web applications can increase management and administrative efficiencies by providing immediate access to reporting, staff management processes and business intelligence for business leaders, and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms, and paychecks. Ultimate also provides UltiPro functionality for use on mobile devices. Using tablets or smartphones, employees can manage their goals, provide feedback to managers, search and apply for career opportunities, access their own personal information, such as pay statements, and view their company's employee directory to look up contact information or employee photos. In addition, managers can approve or deny daily workflow transactions, such as salary changes and paid time off, access reports and analytics, and readily review goals, competencies, and accomplishments of their team members.

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

•
Multi-tenant model (multiple instances of UltiPro for different organizations can reside on one server) that allows each application component to run on a separate farm, or cluster, of load-balanced servers while still providing customer data security and segregation.

•	Configurability that enables customers to achieve a highly tailored UltiPro experience for their businesses without incurring the high expense of custom software.

•
Web services, with a focus on micro-services (a set of platform-neutral and vendor-independent protocols that enable application interactions over the Internet using Extensible Markup Language, or XML, and other Web technologies) that enable UltiPro customers to connect with other applications and data services easily and securely.

•
Domain-driven, user-centered design framework that leverages industry-leading tools and technologies, including, but not limited to, Microsoft's .NET platform, Openstack, JavaScript, jQuery, Bootstrap, AngularJS, and Docker to streamline the complexities of our HCM domain and focus on how our users want to use UltiPro rather than expect them to change their behavior to accommodate our product.

•	HTML-5 framework and responsive Web design for mobile-centric computing that enables a rich, dynamic user experience for UltiPro users on the smartphones or tablets of their choice.

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

Comprehensive Customer Services and Industry-Specific Expertise. We provide several types of customer service: cloud services, professional setup and activation services, customer support services, knowledge (or training) services, and a group of optional service offerings we call Select Services that includes payment services (such as tax filing, garnishment management and check printing), ongoing managed services, and other specific-need services such as filing the Patient Protection and Affordable Care Act ("ACA") compliance documents for customers. The voice of our customers is incorporated into all of our processes, and all of our services are designed to create a positive, proactive and productive UltiPro experience for our customers. We have multiple avenues for our customers to give us feedback and recommendations on product enhancements, and we provide our customers a portal where they can choose to learn about UltiPro and Ultimate in the style that best suits them - online webinars, videos, instructional documents, online chats, customer communities, and other vehicles. We recognize the importance of issuing timely updates that reflect changes in tax and other regulatory laws and employ a dedicated research team to track jurisdictional tax changes for more than 10,000 active tax codes included in UltiPro as well as changes in other employee-related regulations.

Managed Services. As part of our mission to simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in the fourth quarter of 2013 as a result of our acquisition of certain assets and liabilities of Accel HR, LLC ("Accel HR"). See Note 4 of the Notes to Consolidated Financial Statements. These managed services are now part of our Select Services offerings and are designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or Human Resources Information System ("HRIS") services that typically take a one-size-fits-all approach, our customers can select from a variety of payroll management, HRIS, and/or benefits management services and combine them into a tailored bundle that best suits their unique needs.

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

UltiPro's Standard HR/Payroll Functionality

UltiPro can act as the gateway to business activities for a company's executives, management team, HR/payroll staff, administrators, and employees. Employees of customers can access UltiPro from standard Web browsers such as Microsoft Internet Explorer, Mozilla Firefox and Google Chrome, view information and perform tasks in a language of their individual choice (most commonly English, Spanish, or French), set their personal preferences for the order and placement of home-page content, and set up access to any available page in one click. Ultimate believes that UltiPro allows our customers to improve service to their employees through better communications and to save time because managers and administrators can complete hundreds of common employee-related tasks, including administering benefits, managing staff and accessing reporting and business intelligence in real time, from one central solution. UltiPro also enables companies to provide secure, on-demand access to company and personal information for their employees over the Internet.

UltiPro's Standard HR/payroll functionality includes, but is not limited to, the following:

Human Resources Management. UltiPro manages all aspects of a person and their employment relationship regardless of where the employee resides. This includes personal details, skills and competencies, international identification documents, employment history, employment contracts (for those employees in countries that require them), performance, job and salary information, career development and preferences, and health and wellness programs. This allows single country or multinational organizations to easily manage and report on worldwide headcounts, and other critical business metrics. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting in the US, Canada and many other countries. This includes the Consolidated Omnibus Budget Reconciliation Act (COBRA), the Health Insurance Portability & Accountability Act (HIPAA), regulations implemented by the Occupational Safety & Health Administration (OSHA), workers' compensation regulations, the Family Medical Leave Act (FMLA), the ACA, and Equal Employment Opportunity (EEO) laws for the United States. UltiPro also enables compliance with HIPPAA confidentiality requirements for protecting sensitive data such as employee social security numbers.

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

Role-Based Self-Service. Authorized managers have self-service access to staff information such as salary, compensation history, key dates and emergency contacts, with reporting and workforce analysis tools to facilitate decision-making. A customer's managers can view and update staff information, manage department activities, post job openings, leverage recruiting and hiring tools, and perform queries on workforce data. UltiPro's document management features can be used to house and categorize employee-related documents such as drivers' licenses, consent forms, and completed I-9 forms with required identification. Administrators, managers and employees have the ability to attach files in standard formats such as Microsoft Word, PDF, JPEG, and spreadsheets to employee files. The documents can be grouped and sorted to individual requirements, as necessary.

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

UltiPro Business Intelligence. UltiPro Business Intelligence uses a business intelligence platform from IBM Cognos Corporation, a third-party provider, for HR, payroll, and talent management reporting and analysis. Accessed via the Web, UltiPro Business Intelligence gives users the ability to access data across the UltiPro solution - from HR, payroll to benefits administration and enrollment, compensation, talent acquisition and onboarding, talent management, compensation, compliance, year-end data, and more - and enables them to create, modify, and distribute workforce-related reports and notifications. UltiPro includes a pre-configured data mapping library and pre-authored reports and analytics. Controlled by role-based security, everyone in a customer's organization—from line managers to executives can have immediate access to key workforce metrics, and they can personalize their own user experience to show the reports they want to see and how they want to see them. We believe that UltiPro Business Intelligence gives our customers significant strategic value for managing their workforce-related functions and saves them labor time and money by eliminating or reducing the need for internal technology people to generate hundreds of individual reports for disparate executive and management needs. UltiPro Business Intelligence is available to manager roles on a mobile device or tablet via UltiPro Mobile to provide quick access to mobile optimized reports and analytics. We also embed key data visualizations in context of the application. These data visualizations are developed as part of the core application and provide in-context support to decision-makers.

Other Key Capabilities. UltiPro's tracking of hours worked in payroll ties to UltiPro's benefits management, enabling automatic calculation of employees' hours of service eligibility and providing HR leaders analytical insight into compliance risk related to the ACA delivered in the Healthcare Eligibility Dashboard and via our UltiPro ACA Toolkit. UltiPro includes system configuration tools such as graphical workflow configuration and platform configuration to allow customers to extend UltiPro with new secure, reportable fields. In addition, UltiPro offers role-based security, flexible business rules, and an easy-to-use content management tool. Conditional workflow enables organizations to authorize HR/payroll staff, managers, or supervisors to manage key HR processes via UltiPro, expediting business activities such as hiring an employee or making a salary increase. UltiPro workflow is configurable based on customer need and includes numerous pre-configured processes based on industry best-practices. System administration is designed to enable non-technical users to administer UltiPro's role-based security, built-in conditional workflow, and system business rules, as well as to enable system administrators to post company communications, link to external Web sites and tailor functionality to reflect the customer's own company user experience requirements. Enterprise Integration Tools also are included to provide the ability to interface with third-party cloud and on-premise applications and providers such as general ledger, payment services, time clocks, banks, 401(k) and benefits providers, check printing services and unemployment management services.

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

ii) Talent Predictors. In 2013 we added a new predictive analytics solution that is embedded in the talent card of the UltiPro Talent Management suite, where predictive metrics and indicators are available to support manager decisions. The new predictors are based on statistical algorithms we developed over the course of more than two years and validated with numerous customers. UltiPro’s predictive metrics help managers to determine the best actions to take for further developing or changing the career trajectory of employees reporting to them, thereby helping organizations to reduce turnover and improve employee engagement. For example, organizations can set tolerances for certain predictive metrics in our UltiPro Retention Predictor™, giving a manager or HR generalist the ability to see immediately if an employee exceeds the tolerance level they have defined as "risk of leaving" and, thereby, providing them an early warning to take an appropriate action to increase the chances of that employee staying. In addition to our UltiPro Retention Predictor, the solution includes an UltiPro High Performer Indicator™, which identifies employees who consistently receive high pay raises, and an UltiPro High Performer Predictor™, which ranks employees predicted to be high performers based upon a number of variables tracked in UltiPro. To assist managers in creating actions to increase the engagement and retention of team members, UltiPro includes a section called Leadership Actions, based on best practices in talent management, to serve as optional methods for following up.

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

Payment Services. We have the right to market and distribute an independent third party's tax filing solution that we have branded UltiPro Payment Services (“UltiPro Payment Services”). With this solution, companies are able to meet all Federal, state, and local payroll tax filing obligations quickly and easily. The UltiPro solution saves payroll staff time by eliminating the administrative burdens associated with tax filing. UltiPro Payment Services enables businesses to deposit federal, state, and local tax payments for more than 10,000 active tax codes via electronic funds transfer or check and automates filing for monthly, quarterly, and annual tax returns.

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

Patient Protection and Affordable Care Act (ACA) Compliance. In the fall of 2015, Ultimate began deploying an ACA Toolkit that enables our customers to comply with ACA regulations by the 2016 deadline. The toolkit is embedded in UltiPro and automatically populates the Forms 1094-C and 1095-C with the appropriate information. In addition, Ultimate offers our customers additional optional ACA-related services branded UltiPro ACA Employer Services. These include such services as printing and electronic filing of 1094-C and 1095-C forms with the IRS on our customer’s behalf and ongoing proactive monitoring and managing of employee eligibility alerts, notices, and penalty responses.

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
Data Centers for Cloud Offering

Our cloud offering provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. As a part of our cloud offering services, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for our customers at four data centers. The data center located near Atlanta, Georgia, is owned and operated by Quality Technology Services (“QTS”). The data centers located near Toronto and Vancouver, Canada, are owned and operated by CenturyLink Technology Services ("CenturyLink") (formerly known as Savvis Communications Canada, Inc.), and the data center located in Phoenix, Arizona, is owned and operated by IO Phoenix One, LLC.

Ultimate's use of the data center located near Atlanta, Georgia, is governed by a Master Space Agreement dated February 2, 2012 with Quality Technology Services Metro, LLC (“QTS Metro”). Pursuant to the terms of the QTS Agreement, Ultimate may from time to time submit orders for the use of certain physical space within the data centers for hosting Ultimate's hardware equipment, as well as Internet connectivity services, security, power and generator back-up, environmental controls and access controls. The QTS Agreement provides that any service order will automatically renew for successive renewal terms, unless either party notifies the other party in writing at least sixty days prior to the end of the then current term that there will be no such renewal. Furthermore, the QTS Agreement may be terminated at any time by either party thereto, if: (i) the non-terminating party breaches any material term of such QTS Agreement and fails to cure such breach within 10 days after receipt of written notice; (ii) the non-terminating party becomes the subject of a voluntary or involuntary proceeding relating to insolvency, bankruptcy, receivership, liquidation, or reorganization; or (iii) a court or other government authority having jurisdiction over the services prohibits the furnishing of services governed by such QTS Agreement.

Ultimate's use of the data centers located near Toronto and Vancouver, Canada, are governed by a Master Services Agreement dated April 30, 2013 (the “CenturyLink Agreement”) between Ultimate's wholly owned subsidiary Ultimate Canada and CenturyLink. Pursuant to the terms of the CenturyLink Agreement, Ultimate Canada has use of certain physical space within the data center for hosting Ultimate Canada's hardware equipment, as well as Internet connectivity services. The CenturyLink Agreement contains provisions relating to data security and access to the data center. Upon placing a service order, Ultimate Canada is guaranteed certain pricing terms and is committed to minimum usage levels for a period of at least 36 months from the service effective date. The CenturyLink Agreement will renew on a month-to-month basis unless either party gives at least sixty days written notice prior to the completion of the applicable term that there will be no such renewal. The CenturyLink Agreement provides that its term will end upon the expiration of the term of the last-executed service order. Ultimate has guaranteed the payment of all amounts due from Ultimate Canada to CenturyLink under the CenturyLink Agreement.

Ultimate's use of the data center located near Phoenix, Arizona is governed by a License and Master Services Agreement dated February 27, 2012 (the "IO Phoenix Agreement") with IO Phoenix One, LLC. Pursuant to the terms of the IO Phoenix Agreement, Ultimate has use of certain physical space within the data center for hosting Ultimate's hardware equipment, as well as Internet connectivity services. The IO Phoenix Agreement contains provisions relating to data security and access to the data center. Ultimate is guaranteed certain pricing terms and is committed to minimum usage levels for a period of at least 42 months from November 1, 2014, the effective date of an addendum entered into by both parties to extend the term of the original agreement. The IO Phoenix Agreement will automatically renew thereafter for additional terms of one year unless either party gives written notice prior to the completion of the applicable term that there will be no such renewal. Ultimate must give written notice within 60 days while IO Phoenix must give written notice within 120 days.

Pricing

Our cloud offering is designed to provide an appealing pricing structure to organizations that prefer to minimize the initial cash outlay associated with typical capital expenditures for traditional on-premise products. Our cloud customers purchase the right to use UltiPro on an ongoing basis for a specific term in a shared or dedicated hosted environment, and the arrangement can typically be renewed after its initial term has expired. In the shared environment, Ultimate provides an infrastructure with servers shared among many customers who use a Web browser to access the application software through the related data center. In the dedicated environment, the customer does not share servers with other customers but rather has its own set of servers. The pricing for our cloud offering, including both the hosting element as well as the right to use UltiPro, is on a PEPM basis.

Research and Development Activities

Ultimate incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of our business. Such research and development expenses are for enhancements to our existing products and for the development of new products. During 2015, 2014 and 2013, we spent $120.0 million, $108.8 million and $86.8 million, respectively, on research and development activities, gross of capitalized software. During 2015, 2014 and 2013, $26.3 million, $25.2 million and $19.0 million, respectively, of research and development expenses were capitalized for computer software development costs related to an internal-use development project that is expected to be offered in the future. UltiPro Recruiting, a component of the overall capitalized development project, became ready for its intended use during 2014. Amortization for the components of the development project that are completed will begin when they are ready for their intended use.
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

Customer Support. We offer comprehensive and on-going support services to all of our UltiPro customers. Ultimate had a recurring revenue cloud customer retention rate which exceeded 97% in 2015. Ultimate's customer support services include: software updates that reflect tax and other legislative changes; a named customer service representative; telephone support 24 hours a day, 7 days a week; unlimited access to Ultimate's employee tax center on the Web; seminars on year-end closing procedures; a customer blog; and periodic newswire emails. In addition, our customer support services team maintains a Customer Success Portal for our customers where customers can submit inquiries and service requests as well as search a knowledge base of information for instant answers to questions, holds an annual national user conference and arranges for Ultimate professionals to attend smaller, user-organized user group meetings on a routine basis throughout the United States.

Customers

As of December 31, 2015, Ultimate provides our UltiPro solutions to approximately 3,200 customers and supports more than 25 million people records in our cloud. Ultimate's customers represent a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services. For each of the three years ended December 31, 2015, no customer accounted for more than 10% of total revenues.

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

Backlog

Backlog consists of our UltiPro cloud-based solutions under signed contracts for which the services have not yet been delivered. Our backlog amounts include the full contract value of sales to our customers that have not yet processed their first payroll using UltiPro and are not indicative of the annual recurring revenue value of such sales. Backlog can vary from one year to the next when the average contract period fluctuates significantly. At December 31, 2015, Ultimate had backlog of $320.1 million compared with $185.7 million as of December 31, 2014. Ultimate expects to fill approximately $284.3 million of the backlog during 2016. Ultimate does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees

As of December 31, 2015, Ultimate employed 2,880 persons. Ultimate believes that our leadership's relationships with employees are good, and that belief is validated by Ultimate’s # 1 ranking on Fortune's 2016 list of "10 Best Large Workplaces in Technology", #21 on Fortune's 2015 “100 Best Companies to Work For” list and # 6 on Fortune's 2015 "100 Best Workplaces for Millennials." Also in 2015, Fortune ranked Ultimate # 1 Workplace for Hispanics and Latinos, # 3 for African Americans, # 4 for Diversity, # 2 for Camaraderie, and # 23 for Women. All of these Fortune rankings are determined largely by anonymous employee surveys administered by the Great Place to Work Institute. As reported by Bloomberg.com in November 2015, from a universe of approximately 445,000 companies evaluated, Ultimate received the highest positive-performance outlook from its employees on Glassdoor, exceeding 90%, more than double the Glassdoor company-average of 43%. Ultimate's consistent history of good employee relationships is further validated by Ultimate's #20 ranking on Fortune's 2014 “100 Best Companies to Work For” list, # 9 ranking on its 2013 list, # 25 ranking on its 2012 list, and the Great Place to Work Institute's ranking of Ultimate as the #1 Best Place to Work in America among medium-sized companies for both 2009 and 2008. However, competition for qualified employees in the technology sector and Ultimate's industry is intense. Management of Ultimate believes that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

If we are unable to enhance our products and develop new services, our revenue growth may be harmed.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing UltiPro standard/HR payroll product and Optional Capabilities and to introduce new features and Optional Capabilities to our product offering. The success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. If we are unable to develop enhancements and introduce new features and Optional Capabilities to our existing products in a cost-effective manner that keeps pace with rapid technological developments, our business could be adversely affected. If we are unable to successfully develop, acquire new services or enhance our existing products to meet customer requirements, our revenue may not grow as expected.

Our stock price has experienced high volatility, may continue to be volatile and may decline.

The trading price of our Common Stock has fluctuated widely in the past and may do so in the future, as a result of a number of factors, many of which are outside our control, such as:

•	The volatility inherent in stock prices within the sector in which we conduct business;

•	The volume of trading in our Common Stock, including sales upon exercise of outstanding stock options and upon the vesting of restricted stock and restricted stock units;

•	Failure to achieve earnings expectations;

•	Changes in our earnings estimates by analysts;

•	Variations in our actual and anticipated operating results, including, but not limited to, prospective financial guidance provided by Ultimate to our investors and research analysts; and

•	The announcement of a merger or acquisition.

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

A systems failure or other service interruption at the data center owned and managed by QTS, the data centers owned and managed by CenturyLink (formerly known as Savvis), and the data center owned and managed by IO Phoenix One, LLC and used for our hosting services could result in substantial expense to us, loss of customers and claims by our customers for damages caused by any losses they incur.

We offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers in the United States at a data center owned and operated by QTS, at a location near Atlanta, Georgia and at a data center owned and operated by IO Phoenix One, LLC near Phoenix, Arizona. We also offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers with employees exclusively in Canada at two data centers owned and operated by CenturyLink (formerly known as Savvis), one near Toronto, Canada and one near Vancouver, Canada

These hosting services, which are provided as part of our cloud offering, must be able to be reliably operated on a 24 hours per day, seven days per week basis without interruption or data loss. The success of the cloud offering depends on our ability to protect the infrastructure, equipment and customer data files against damage from:

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

We sell our products and services primarily through our direct sales force.  Our ability to achieve significant revenue growth in the future will depend upon the success of our direct sales force and our ability to adapt our sales efforts to address the evolving markets for our products. If our direct sales force does not perform as expected, our revenues could suffer.

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

•	Large service bureaus, primarily ADP and, to a lesser extent, Ceridian;

•
A number of companies, such as Oracle, Lawson, and Workday that offer HCM software products for use on mainframes, client/server environments and/or Web servers; and, in the UltiPro mid-market and strategic markets, payroll service providers such as ADP, Ceridian and Paychex that service companies on the smaller end of the mid-market; and

•	The internal HR/payroll departments of potential customers which use custom-written software.

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

Anti-takeover provisions in our certificate of incorporation and by-laws and under our Amended and Restated Rights Agreement and Delaware law and our Change in Control Bonus Plan could substantially increase the cost to acquire us or prevent or delay a change in control and, as a result, negatively impact our stockholders and the price of our Common Stock.

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

The Board previously adopted two Amended and Restated Change in Control Bonus Plans (first adopted in March 2004). One Change in Control Bonus Plan ("CIC Plan I") provides for the payment of cash amounts to three of Ultimate's Named Executive Officers ("NEOs") upon a “change in control” of Ultimate as defined in that plan. The other Change in Control Bonus Plan ("CIC Plan II") provided for the payment of cash amounts in the event of a “change in control” to the other two NEOs and certain other employees of Ultimate as designated by the Compensation Committee. On March 6, 2015, our Board of Directors approved amendments to our CIC Plan I and terminated our CIC Plan II, upon the recommendation of the Compensation Committee of our Board of Directors. On February 1, 2016, our Board of Directors approved further amendments to our CIC Plan I, upon the recommendation of the Compensation Committee of our Board of Directors. The amendments adopted on February 1, 2016 reduced the aggregate limit on the amount of payments that may be made under the CIC Plan I to 1.85% of Sales Proceeds (the aggregate limit on the amount of all payments under the CIC Plan I had been 3.50% of Sales Proceeds).There are other conditions that could result in a change in control event such as a sale or transfer of all or substantially all of our assets or business. The aggregate amount of the payments that may be made to all participants under the CIC Plan I may be as much as 1.85% of the gross consideration received by us or our stockholders in a change in control transaction. The CIC Plan I could substantially increase the cost to acquire us.

The growth of the international operations of our business subjects us to additional risks associated with foreign operations.

International operations are subject to risks associated with operating outside of the United States.  During the fourth fiscal quarter of 2006, we began operating in Canada (through the formation of a wholly-owned Canadian subsidiary).  During 2015, we continued to grow our operations in Canada and expanded our development operations to the United Kingdom and

Singapore.  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, our international operations may grow and increase their significance to our business.  Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad.  If sales to any of our customers outside of the United States are delayed or canceled because of any of the above factors, our revenue may be negatively impacted.

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

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations.  Changes in these rules or their interpretation could significantly change our reported results and may even retroactively affect previously reported transactions.  Our accounting principles that recently have been or may be affected by changes in accounting principles include, but are not limited to:  recurring revenue recognition and accounting for income taxes.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters in Weston, Florida are at different locations in the city, which, in the aggregate, consist of approximately 302,000 square feet of leased space. We also have leased facilities in Atlanta, Georgia; Alpharetta, Georgia; Santa Ana, California; and Toronto, Canada.

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

	2015		2014
	High	Low	High	Low
First Quarter	$174.12	$139.32	$171.96	$131.79
Second Quarter	183.25	158.31	139.72	109.50
Third Quarter	195.18	162.01	150.71	125.68
Fourth Quarter	216.27	174.50	156.20	125.74

As of February 18, 2016, we had approximately 74 holders of record, representing approximately 5,461 stockholder accounts.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. The payment of dividends in the future, if any, will be at the discretion of our Board of Directors.

Performance Graph.  The following graph compares the cumulative total stockholder returns on Ultimate’s Common Stock for the five year period covering December 31, 2010-December 31, 2015, on an annual basis, with the cumulative total return of the NASDAQ Composite Index and the RDG Software Composite Index for the same period.

* $100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Issuance of Equity Securities. On October 1, 2013, we entered into agreements (the "Employtouch Agreements") with the shareholders of Employtouch, Inc., a Canadian-based corporation, to acquire 100% of the issued and outstanding shares of Employtouch, Inc., in exchange for a combination of cash and restricted shares of Ultimate's Common Stock. Pursuant to the terms of the Employtouch Agreements, we paid a total of $10.4 million (USD) in cash and a total of 17,788 restricted shares of Ultimate's Common Stock valued at $2.3 million, which are issuable in three (3) equal installments on April 1, 2014, April 1, 2015 and April 1, 2016 (the "Employtouch Stock Consideration"). During 2014, the first installment of the Employtouch Stock Consideration in the amount of 5,928 shares was issued. During 2015, the second installment of the Employtouch Stock Consideration in the amount of 5,930 shares was issued.

On November 15, 2013 (the "Accel HR Closing Date"), pursuant to an asset purchase agreement with Accel HR, LLC, a Delaware limited liability company located in Georgia, and certain members of Accel HR (the "Accel HR Agreement") we acquired certain assets and liabilities of Accel HR in exchange for a combination of cash and restricted shares of Ultimate's Common Stock. Pursuant to the terms of the Accel HR Agreement, we paid a total of $14.6 million in cash and a total of 22,017 restricted shares of Ultimate's Common Stock, valued at $3.0 million, which are issuable in three (3) equal installments on the first, second and third anniversaries of the Accel HR Closing Date (the "Accel HR Stock Consideration"). During 2014, the first installment of the Accel HR Stock Consideration in the amount of 7,339 shares was issued. During 2015, the second installment of the Accel HR Stock Consideration in the amount of 7,339 shares was issued.

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

As of December 31, 2015, Ultimate had purchased 4,467,595 shares of our Common Stock under the Stock Repurchase Plan, with 532,405 shares available for repurchase in the future.

The number of shares of Common Stock repurchased by us during the three months ended December 31, 2015 is as indicated below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2015	—	—	4,404,095	595,905
November 1 – 30, 2015	106,638 (1)	$210.94	4,404,095	595,905
December 1 – 31, 2015	63,500 (2)	$190.02	4,467,595	532,405
December 1 – 31, 2015	4 (1)	$195.17	4,467,595	532,405

(1) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.
(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 5,000,000 shares of its Common Stock. During the month ended December 31, 2015, we purchased 63,500 shares of Common Stock under the stock repurchase plan at an average cost per share of $190.02.

Item 6.   Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statements of operations data presented below for each of the years in the three-year period ended December 31, 2015 and the balance sheet data as of December 31, 2015 and 2014 have been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data: (in thousands, except per share data)
Revenues:
Recurring	$516,177	$419,238	$334,434	$266,430	$213,785
Services	101,681	86,165	75,110	64,563	53,195
License	223	533	853	1,275	2,218
Total revenues	618,081	505,936	410,397	332,268	269,198
Cost of revenues:
Recurring	138,538	117,609	91,903	78,121	63,505
Services	99,948	85,939	76,577	66,063	52,341
License	49	91	198	280	488
Total cost of revenues	238,535	203,639	168,678	144,464	116,334
Gross profit	379,546	302,297	241,719	187,804	152,864
Operating expenses:
Sales and marketing	169,664	117,033	93,879	72,565	63,145
Research and development	93,671	83,542	67,757	60,693	51,356
General and administrative	72,893	47,379	36,869	25,433	21,931
Total operating expenses	336,228	247,954	198,505	158,691	136,432
Operating income	43,318	54,343	43,214	29,113	16,432
Other (expense) income:
Interest and other expense	(491)	(353)	(229)	(476)	(401)
Other income, net	256	339	104	102	91
Total other expense, net	(235)	(14)	(125)	(374)	(310)
Income before income taxes	43,083	54,329	43,089	28,739	16,122
Provision for income taxes	(20,384)	(9,592)	(17,559)	(14,107)	(11,840)
Net income	22,699	44,737	25,530	14,632	4,282

Net income per share: (1)
Basic	$0.79	$1.58	$0.92	$0.55	$0.17
Diluted	$0.76	$1.52	$0.88	$0.52	$0.15

Weighted average shares outstanding: (1)
Basic	28,634	28,293	27,773	26,778	25,814
Diluted	29,721	29,343	29,013	28,375	27,806
Balance Sheet Data:	As of December 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$109,325	$108,298	$79,794	$58,817	$46,149
Corporate investments in marketable securities	20,058	10,156	10,453	10,534	9,130
Total assets	1,465,569	1,190,298	598,194	525,284	318,820
Deferred revenue	145,727	109,705	103,184	91,976	86,563
Long-term borrowings, including capital lease obligations	3,665	3,759	2,833	5,070	2,175
Stockholders’ equity	$334,066	$271,749	$188,217	$114,670	$85,624
________________________________

(1)	See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the computation of net earnings per share.

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

Business Overview

Ultimate Software is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in twelve languages with more than 35 country-specific localizations. The solution is delivered primarily via software-as-a-service ("SaaS") to organizations based in the United States and Canada, including those with global workforces. At the close of 2015, we had approximately 3,200 organizations as customers and more than 25 million people records in our HCM cloud. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships.

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

Our cloud offering of UltiPro provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that UltiPro is attractive to companies that want to focus on their core competencies to increase sales and profits. Through UltiPro, we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.  Customer systems are currently managed at four data centers--one located near Atlanta, Georgia, one near Phoenix, Arizona, one near Toronto, Canada, and another near Vancouver, Canada. All data centers are owned and operated by independent third parties.

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

In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) compensation management; (iv) benefits enrollment; (v) time management; (vi) Select Services which include payment services (formerly referred to as “tax filing”), managed services and other specific-need services such as filing Affordable Care Act ("ACA") compliance documents for customers; (vii) wage attachments; and (viii) other optional features (collectively, “Optional Capabilities”).

In the fall of 2015, Ultimate began deploying an ACA toolkit that enables our customers to comply with ACA regulations by the 2016 deadline. The toolkit is embedded in UltiPro and automatically populates the Forms 1094-C and 1095-C with the appropriate information. In addition, Ultimate offers our customers additional optional ACA-related services, branded UltiPro ACA Employer Services. These include such services as printing and electronic filing of 1094-C and 1095-C forms to the IRS on our customer’s behalf and on-going proactive monitoring and managing of employee eligibility alerts, notices, and penalty responses. UltiPro’s tracking of hours worked in payroll ties to UltiPro’s benefits management, enabling automatic calculation of employees’ hours of service eligibility and providing HR leaders analytical insight into compliance risk related to the ACA delivered in the Healthcare Eligibility Dashboard and via our UltiPro ACA Toolkit.

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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the year ended December 31, 2015, our (i) recurring revenues grew by 23.1%, compared with the same period in 2014, and (ii) Non-GAAP Operating Income was $126.8 million, or 20.5% of total revenues, as compared with $101.7 million, or 20.1% of total revenues, for the same period in 2014. For the year ended December 31, 2014, our (i) recurring revenues grew by 25.4%, compared with the same period in 2013 and (ii) Non-GAAP Operating Income was $101.7 million, or 20.1% of total revenues, as compared with $76.3 million, or 18.6% of total revenues, for the same period in 2013. As of December 31, 2015, our Customer Retention, on a trailing twelve-month basis, exceeded 97% for our recurring revenue cloud customer base, which compares with greater than 96% for the prior year. See “Non-GAAP Financial Measures” below.

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

Ultimate has two primary revenue sources:  recurring revenues and services revenues.  Prior to December 31, 2014, subscription revenues from UltiPro and maintenance revenues were the primary components of recurring revenues.  Effective January 1, 2015, the primary component of recurring revenues is subscription revenues from UltiPro for the reasons discussed below. The majority of services revenues are derived from implementation consulting services.

Subsequent to the discontinuation of selling perpetual licenses of UltiPro to new customers, which occurred in 2009, we sold licenses to existing license customers but only in relation to the customer's employee growth or for Optional Capabilities if the customer already had a perpetual license for the on-site UltiPro solutions.  As perpetual license agreements were sold in the past, annual maintenance contracts (priced as a percentage of the related license fee) accompanied those agreements.  Maintenance contracts typically had a one-year term with annual renewal periods thereafter. Since 2009 and through December 31, 2014, our maintenance revenues were related to renewal maintenance only. In 2012, we announced that we would no longer support the licensed UltiPro ("Legacy") products after December 31, 2014. In the approximate two-year period after the announcement, Ultimate strengthened its campaign to convert Legacy customers to cloud customers. Effective January 1, 2015, we no longer have maintenance revenues associated with our Legacy customers. The small amount of license revenues reflected in the three months ended March 31, 2015, in the Quarterly Results of Operations below, was primarily related to certain Legacy customers that converted to the cloud and, pursuant to their related agreements with us, continued to pay license fees for growth in their employee base. Ultimate believes this campaign for Legacy to cloud conversions was successful. Since 2009, with the sunsetting of the Legacy product, effective December 31, 2014, a majority of our Legacy customers made the transition to the cloud.

As cloud units are sold, the recurring revenue backlog associated with UltiPro grows, enhancing the predictability of future revenue streams.  Cloud revenues include ongoing monthly subscription fees, priced on a PEPM basis.  Revenue recognition for our recurring revenue stream is typically triggered when the customer processes its first payroll using UltiPro (or goes “Live”).

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

There are two major elements in our multiple element arrangements for the delivery of our UltiPro offering, which are recurring revenues (i.e., cloud subscription revenues) and services revenues (mostly implementation consulting services).

For multiple element arrangements, the consideration allocated to cloud subscription revenues is recognized as recurring revenues over the initial contract period, as those subscription-based services are delivered, typically commencing with the Live date of the related product. The consideration allocated to fixed fee implementation consulting services in multiple element arrangements is recognized as services revenues on a percentage of completion basis, using reasonably dependable estimates with respect to milestones achieved (in relation to progression through implementation phases), by product.

Single element arrangements typically consist of renewals for cloud subscriptions and implementation consulting services sold on a time and materials basis. Under these single element arrangements, cloud subscription revenues are recognized over the related renewal period, as the services are delivered, and implementation consulting services are recognized as the related time and materials services are performed.

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

The majority of services revenues are recognized over the implementation period, which is from the contract execution date until the Live date. Cloud revenues are recognized over the initial contract term, typically beginning in the month the customer goes Live.

Recurring Revenues

Recurring revenues primarily consist of subscription revenues recognized from our customers' use of UltiPro after they have gone Live.

i)  Cloud subscription revenues are principally derived from PEPM fees earned from UltiPro units that are Live.  Ongoing PEPM fees are recognized as subscription revenues as the services are delivered, typically commencing when the customer goes Live.

ii)  Effective January 1, 2015, we no longer have maintenance revenues associated with our Legacy customers and we stopped supporting our Legacy customers after December 31, 2014. Since the time we announced that we would stop supporting our Legacy product in 2012, we successfully converted the majority of our Legacy customers to the cloud. Those customers that did not convert terminated.

With UltiPro, our customers do not have the right to take possession of our software and these arrangements are considered service contracts. The selling price of multiple deliverables in cloud arrangements is derived for each element based on the guidance provided by ASU 2009-13.  The multiple elements that typically exist in cloud arrangements include (1) recurring revenues from the combination of hosting services, the right to use UltiPro, and maintenance of UltiPro (i.e., product enhancements, updates and customer support) and (2) professional services (i.e., primarily implementation consulting services).

The pricing for the three elements that pertain to recurring revenues (i.e., hosting services, the right to use UltiPro and maintenance of UltiPro (as described above) is bundled.  Since these three bundled elements are components of recurring revenues in the consolidated statements of income, allocation of selling price to each of the three elements is not necessary and they are not reported separately.  Selling price, which is established through VSOE, for the bundled elements, as a whole, is determined on the basis of renewal pricing, without taking into consideration potential price increases or potential changes in the number of employees of the customer in the future due to the uncertainties surrounding these potential occurrences.  These bundled elements are provided on an ongoing basis, represent undelivered elements and are recognized on a monthly basis as the related services are performed, commencing once the customer goes Live.

Services Revenues

Services revenues primarily include revenues from fees charged for implementation consulting services in connection with the implementation of our product solutions and, to a much lesser extent, fees for other services, including the provision of payroll-related forms, sales of time clocks and the printing of W-2 forms for certain customers, as well as certain client reimbursable out-of-pocket expenses.

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

Ultimate assesses the likelihood that it will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating loss carryforwards, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2015 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2015. As such, there was no valuation allowance for the years ended December 31, 2015, 2014 and 2013.

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

At December 31, 2015, our goodwill totaled $24.4 million and our identifiable net intangible assets totaled $5.2 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value to the extent necessary.  We consider both market and discounted cash flow approaches in determining the fair value of the reporting unit.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment tests of goodwill as of December 31, 2015, 2014 and 2013.  As a result of this test, we determined that the fair value was in excess of the carrying value.

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

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Recurring	83.5%	82.9%	81.5%
Services	16.5	17.0	18.3
License	—	0.1	0.2
Total revenues	100.0	100.0	100.0
Cost of revenues:
Recurring	22.4	23.2	22.4
Services	16.2	17.0	18.7
License	—	—	—
Total cost of revenues	38.6	40.2	41.1
Gross profit	61.4	59.8	58.9
Operating expenses:
Sales and marketing	27.4	23.1	22.9
Research and development	15.2	16.5	16.5
General and administrative	11.8	9.4	9.0
Total operating expenses	54.4	49.0	48.4
Operating income	7.0	10.8	10.5
Other income (expense):
Interest expense and other	(0.1)	(0.1)	—
Other income, net	—	—	—
Total other income (expense), net	(0.1)	(0.1)	—
Income before income taxes	6.9	10.7	10.5
Provision for income taxes	(3.2)	(1.9)	(4.3)
Net income	3.7%	8.8%	6.2%

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Cost of recurring revenues	$6,303	$5,495	$3,866
Cost of services revenues	5,017	4,446	3,591
Sales and marketing	41,059	20,767	13,625
Research and development	6,180	4,788	3,585
General and administrative	23,857	10,689	8,140
Total stock-based compensation expense	$82,416	$46,185	$32,807

Overview of Financial Results

For the year ended December 31, 2015, compared with the year ended December 31, 2014, total revenues increased by $112.2 million and our total cost of revenues and operating expenses increased by $123.2 million, resulting in our operating income decreasing by $11.0 million.

During the year ended December 31, 2015, our non-cash stock-based compensation expense increased $36.3 million, primarily as the result of changes we made with respect to our change in control plans for certain senior officers. As part of an on-going comprehensive review of our senior officers’ compensation arrangements, during 2015, we significantly amended the CIC Plan I, which covers Mr. Scott Scherr, our Chairman of the Board, President and Chief Executive Officer, Mr. Marc D. Scherr, our Vice Chairman of the Board and Chief Operating Officer, and Mr. Mitchell K. Dauerman, our Executive Vice President, Chief Financial Officer and Treasurer, and terminated our CIC Plan II, which covered eight other senior officers of the Company (collectively, the "CIC Plan Revisions"). The change in control plans were designed to provide cash payments to senior officers covered by the respective plans upon a “change in control” of Ultimate Software. The change in control plans were originally established in 2004 in lieu of granting time-based equity awards, and they were amended in 2007 to increase the size of the control awards, again in lieu of granting time-based equity awards.Under the terms of each of the change in control plans, we were required to provide each covered senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. The comparable value given to each such senior officer was in the form of a restricted stock award. The grant of these restricted stock awards in connection with the CIC Plan Revisions accounted for $22.8 million of the $36.3 million increase in our non-cash stock-based compensation expense for 2015.

Also included in the non-cash stock-based compensation expense increase in 2015 were the effects of new grants in the year and the impact of changes in our stock price, which amounted to $10.3 million, and, to a lesser extent, a change in the vesting schedule to 3-year annual vesting for restricted stock awards granted to senior officers in the fourth quarter of 2014, from 4-year cliff vesting for restricted stock awards granted in the fourth quarter of 2013, which amounted to $2.9 million.

Our net income for the year ended December 31, 2015 decreased $22.0 million primarily as a result of the non-cash stock-based compensation expense changes (described above), as well as a one-time income tax benefit of $12.1 million in 2014 for research and development tax credits for federal and state income tax purposes related to the tax years from 1998 through 2013.

Comparison of Fiscal Years Ended December 31, 2015 and 2014

Revenues

Our revenues are primarily derived from recurring revenues and services revenues.  See “Revenue Recognition” above for further discussion of Ultimate’s revenue sources and its method of accounting for each of them.

Total revenues, primarily consisting of recurring and services revenues, increased 22.2% to $618.1 million for 2015 from $505.9 million for 2014.

Recurring revenues increased 23.1% to $516.2 million for 2015 from $419.2 million for 2014.  The increase in recurring revenues for 2015 was primarily due to an increase in subscription revenues from UltiPro.

•
The increase in cloud revenues was primarily based on the revenue impact of incremental units sold that have gone Live since December 31, 2014, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro.  Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.

•
Effective January 1, 2015, we no longer have maintenance revenues associated with our Legacy customers. Since the time we announced that we would stop supporting our Legacy product in 2012, we successfully converted the majority of our Legacy customers to the cloud. Those customers that did not convert terminated.

Our annual revenue customer retention rate for our recurring revenue cloud customer base exceeded 97% at the end of 2015 (calculated on a 12-month rolling basis) which compares with greater than 96% for the prior year. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.

Services revenues increased 18.0% to $101.7 million for 2015 from $86.2 million for 2014. The increase in services revenues for the year was primarily due to additional implementation revenues from incremental billable consultants to support increased sales, particularly from our Mid-market and Strategic sales channels and, to a lesser extent, as a result of increased fixed fee implementations.

Cost of Revenues

Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide customer support services ("Customer Support") to cloud customers, the cost of providing periodic updates and other costs of recurring subscription revenues, including hosting data center costs and, to a lesser extent, amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to Ultimate’s customers and, to a lesser extent, costs related to sales of payroll-related forms, time clocks and Form W-2 services, as well as costs associated with certain client reimbursable out-of-pocket expenses.

Cost of recurring revenues increased 17.8% to $138.5 million for 2015 from $117.6 million for 2014.  The $20.9 million increase in the cost of recurring revenues for the year was primarily due to increases in both cloud costs and Customer Support costs, as described below:

•
For the year ended December 31, 2015, the increases in cloud costs were principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations and an increase in labor costs related to UltiPro managed services.

•	The increase in Customer Support costs for the year ended December 31, 2015 was primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.

Cost of services revenues increased 16.3% to $99.9 million for 2015 from $85.9 million for 2014.  The $14.0 million increase in cost of services revenues was primarily due to an increase in the cost of implementation, including higher labor and related costs, particularly in association with the increased number of implementation consultants and, to a lesser extent, the increased use of third-party implementation partners.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 45.0% to $169.7 million for 2015 from $117.0 million for 2014.  The $52.7 million increase in sales and marketing during 2015 was primarily due to increased labor and related costs (including the impact of an increase in sales personnel, primarily in our mid-market and strategic sales channels, and higher sales commissions) and higher advertising and marketing expenses, which included media advertising, particularly in the fourth quarter of 2015. Included in the increased labor and related costs for the 2015 year was a portion of certain non-cash, stock-based compensation expenses relating to the CIC Plan Revisions. Commissions on subscription-based cloud sales are amortized over the initial contract term (typically 24 to 36 months) typically commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 12.1% to $93.7 million in 2015 from $83.5 million in 2014.  The $10.2 million increase in research and development expenses during 2015 was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. For the years ended December 31, 2015 and 2014, we capitalized $26.3 million (including $3.0 million in non-cash stock-based compensation) and $25.2 million (including $1.7 million in non-cash stock-based compensation), respectively, of computer software development costs related to an internal-use development project for our UltiPro product offering (the "Development Project"). The capitalized costs for the Development Project were primarily from direct labor costs for the 2015 year. The capitalized costs for the Development Project were from direct labor costs and third party consulting fees for the 2014 year. For 2015 and 2014, we recognized $1.1 million and $0.7 million, respectively, of amortization costs which were associated with a particular product module, UltiPro Recruiting, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software is included in cost of recurring revenues.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 53.9% to $72.9 million for 2015 from $47.4 million for 2014.  The $25.5 million increase in general and administrative expenses during 2015 was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, an increase in rent from additional leased space to accommodate our growth, an increase in the provision for doubtful accounts and the CIC Plan Revisions.

Provision for Income Taxes

In 2015, based on pre-tax income, we had income tax expense of $20.4 million as compared to $9.6 million in 2014.  The increase in income tax expense of $10.8 million was primarily due to the excess of the benefit recorded in 2014 for research and development activities of $14.4 million related to the tax years 1998-2014 over the benefit recorded in 2015 of $3.2 million, primarily related to the tax year 2015. A decrease in pre-tax book income and an increase in non-deductible expenses also effected the year over year income tax expense. Ultimate recorded $13.2 million and $2.3 million of research and development tax credit carryforwards during the quarters ended September 30, 2014 and December 31, 2014, respectively. Ultimate recorded $0.6 million and $2.6 million of research and development tax credit carryforwards during the quarters ended September 30, 2015 and December 31, 2015, respectively.

Comparison of Fiscal Years Ended December 31, 2014 and 2013

Revenues

Total revenues, primarily consisting of recurring and services revenues, increased 23.3% to $505.9 million for 2014 from $410.4 million for 2013.

Recurring revenues increased 25.4% to $419.2 million for 2014 from $334.4 million for 2013.  The increase in recurring revenues for 2014 was primarily due to an increase in cloud revenues, partially offset by a decrease in maintenance revenues. After we discontinued selling perpetual licenses in 2009, we began the process of converting our on-premise customers to the cloud. In 2012, we formally announced to our on-premise (or "Legacy") customers that we would cease supporting our Legacy product after December 31, 2014. Therefore, beginning in 2012, we strengthened our conversion program for our Legacy customers. Since 2009, we believe our conversion program was successful in transitioning the majority of our Legacy customers to the cloud. During 2014, our cloud revenues increased primarily as a result of new customers who went Live on UltiPro and the related Optional Capabilities of UltiPro during the year and, to a lesser extent, the conversion of Legacy customers to the cloud. As a result of the conversion program, maintenance revenues from Legacy customers continued to decrease over the course of 2014 and stopped after December 31, 2014. Our annual revenue customer retention rate for total recurring revenue cloud customer base exceeded 96% in 2014. The impact on recurring revenues of units sold under the cloud offering has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.

Services revenues increased 14.7% to $86.2 million for 2014 from $75.1 million for 2013 primarily as a result of an increase in implementation revenues. The increase in implementation revenues was primarily attributable to a combination of more billable consultants and the increased utilization of seasoned consultants and, to a lesser extent, the increased use of third-party implementation partners. The increased implementation revenues occurred as a result of increased fixed fee implementations as well as increased time and materials implementation services.

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

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 24.7% to $117.0 million for 2014 from $93.9 million for 2013.  The $23.2 million increase in sales and marketing during 2014 was primarily due to increased labor and related costs (including additional personnel costs, increased non-cash stock-based compensation expense and, to a lesser extent, higher sales commissions), as well as increased advertising and marketing costs.  Commissions on cloud sales are amortized over the initial contract term (typically 24 to 36 months) commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development

Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 23.3% to $83.5 million in 2014 from $67.8 million in 2013.  The $15.8 million increase in research and development expenses during 2014 was principally due to higher labor and related costs (which include increased non-cash stock-based compensation expense) attributable to the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), partially offset by capitalized labor costs and capitalized third-party consulting costs. For the years ended December 31, 2014 and 2013, we capitalized $25.2 million and $19.0 million, respectively, of computer software development costs related to the Development Project. The increase in capitalized research and development costs in 2014 was attributable to the increase in both the internal labor being capitalized and the increased use of third-party consultants working on the development project.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 28.5% to $47.4 million for 2014 from $36.9 million for 2013.  The $10.5 million increase in general and administrative expenses for 2014 was primarily due to increased labor and related costs (which includes the impact of additional personnel costs as well as increased non-cash stock-based compensation expense), partially offset by a decrease in the provision for doubtful accounts and a decrease in professional fees.

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

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2015 and 2014. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

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

Quarters Ended	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
(In thousands, except per share data)
	(Unaudited)
Revenues:
Recurring	$141,116	$131,768	$124,407	$118,886	112,350	107,362	102,108	97,418
Services	29,534	23,556	22,823	25,768	23,069	20,047	19,841	23,208
License	—	—	—	223	11	22	48	452
Total revenues	170,650	155,324	147,230	144,877	135,430	127,431	121,997	121,078
Cost of revenues:
Recurring	36,554	34,856	34,388	32,740	31,635	30,598	28,422	26,954
Services	26,982	25,027	23,621	24,318	21,300	21,528	21,037	22,074
License	—	—	—	49	3	5	11	72
Total cost of revenues	63,536	59,883	58,009	57,107	52,938	52,131	49,470	49,100
Gross profit	107,114	95,441	89,221	87,770	82,492	75,300	72,527	71,978
Operating expenses:
Sales and marketing	48,019	41,687	39,195	40,763	30,638	28,104	29,462	28,829
Research and development	25,340	23,027	23,906	21,398	21,970	21,419	20,433	19,720
General and administrative	19,433	19,120	18,488	15,852	12,904	12,172	11,244	11,059
Total operating expenses	92,792	83,834	81,589	78,013	65,512	61,695	61,139	59,608
Operating income	14,322	11,607	7,632	9,757	16,980	13,605	11,388	12,370
Other (expense) income:
Interest and other expense	(123)	(118)	(135)	(115)	(77)	(104)	(106)	(66)
Other income, net	91	62	46	57	86	82	96	75
Total other (expense) income, net	(32)	(56)	(89)	(58)	9	(22)	(10)	9
Income before income taxes	14,290	11,551	7,543	9,699	16,989	13,583	11,378	12,379
Provision for income taxes	(5,259)	(5,700)	(3,886)	(5,539)	(5,154)	6,073	(5,015)	(5,496)
Net income	$9,031	$5,851	$3,657	$4,160	$11,835	$19,656	$6,363	$6,883

Earnings per share:
Basic	$0.31	$0.20	$0.13	$0.15	0.42	$0.69	$0.23	$0.24
Diluted	$0.30	$0.20	$0.12	$0.14	0.40	$0.67	$0.22	$0.23

Weighted average shares outstanding:
Basic	28,756	28,603	28,591	28,583	28,432	28,285	28,252	28,196
Diluted	29,873	29,715	29,591	29,567	29,424	29,306	29,218	29,309

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

Liquidity and Capital Resources

In recent years, we have funded operations primarily from cash flows generated from operations.

As of December 31, 2015, we had $129.4 million in cash, cash equivalents and corporate investments in marketable securities, reflecting a net increase of $10.9 million since December 31, 2014.  Cash and cash equivalents and corporate investments in marketable securities accounted for $1.0 million and $9.9 million, respectively, of the total increase. The total increase was primarily due to cash provided by operations of $142.7 million (excluding the non-cash impact of the excess tax benefit from stock option exercises) and proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises of $4.7 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $55.4 million (which includes $23.3 million of capitalized labor costs, paid in cash, associated with the Development Project), cash of $43.1 million used for the repurchases of shares of Common Stock under our previously announced stock repurchase plan ("Stock Repurchase Plan"), cash used to settle employee tax withholding liabilities for vesting of restricted stock awards and restricted stock units of $35.0 million, the effect of the exchange rate on cash of $2.4 million, and, to a lesser extent, net payments on borrowings of $0.6 million.

Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, costs of operations and systems development and programming costs and, from time to time, payments for acquisitions. Net cash provided by operating activities increased $30.3 million during 2015 as compared with 2014. This increase was primarily due to an increase in operating income, after adjusting for the impact of non-cash expenses such as depreciation and amortization and expense associated with stock-based compensation awards, partially offset by increased accounts receivable and increased cash paid for working capital, including prepaid commissions in association with increased sales.

Net cash used in investing activities was $224.8 million for 2015 as compared with $535.2 million for 2014.  The $310.4 million decrease from 2014 was primarily attributable to a decrease of $402.6 million in client funds received from our customers using the UltiPro payment services offering (“UltiPro Payment Services”) and an increase in maturities of marketable securities of $1.3 million, partially offset by an increase in the purchases of marketable securities of $81.2 million (which includes $70.0 million of funds held for customers being invested in marketable securities in addition to our corporate funds), and an increase in cash purchases of property and equipment of $12.5 million (including an increase of $1.1 million of capitalized labor costs, paid in cash, associated with the Development Project). Beginning in December 2015, we began investing our customer funds in available for sale securities in addition to our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.

Net cash provided by financing activities was $117.3 million for 2015 as compared with $483.9 million for 2014. The $366.6 million decrease in net cash provided by financing activities was primarily related to a decrease of $332.6 million in UltiPro Payment Services client fund obligations, a $23.2 million increase in cash used for the repurchases of shares of Common Stock under our Stock Repurchase Plan, an increase of $15.1 million in cash used to settle employee tax withholding liabilities for the vesting of restricted stock, and lower proceeds from the issuance of Common Stock from employee and non-employee director stock option exercises of $1.5 million, partially offset by an increase in excess tax benefits from stock option exercises of $4.4 million and a decrease in net payments on other borrowings of $2.1 million.

Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of December 31, 2015 were 70 days as compared with 68 days as of December 31, 2014. The increase of two days was associated with stronger sales bookings at the end of 2015.

Deferred revenues were $145.7 million at December 31, 2015, as compared with $109.7 million at December 31, 2014.  The increase of $36.0 million in deferred revenues for 2015 was primarily due to higher deferred cloud revenues mainly attributable to increased sales.

Ultimate believes that cash and cash equivalents, investments in marketable securities and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.

We did not have any material commitments for capital expenditures as of December 31, 2015.

Off-Balance Sheet Arrangements

We do not, and, as of December 31, 2015, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:

Stock-based compensation expense. Ultimate's non-GAAP financial measure of Non-GAAP Operating Income excludes non-cash stock-based compensation expense, which consists of expenses for restricted stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the years ended December 31, 2015, 2014 and 2013, stock-based compensation expense was $82.4 million, $46.2 million and $32.8 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.

Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the years ended December 31, 2015, 2014 and 2013, the amortization of acquired intangible assets was $1.0 million, $1.1 million and $0.2 million, respectively. Amortization of acquired intangible assets is excluded from Ultimate's non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Year Ended
	2015	2014	2013
Non-GAAP operating income reconciliation:
Operating income	$43,318	$54,343	$43,214
Operating income, as a % of total revenues	7%	10.7%	10.5%
Add back:
Non-cash stock-based compensation expense	82,416	46,185	32,807
Non-cash amortization of acquired intangible assets	1,034	1,142	242
Non-GAAP operating income	$126,768	$101,670	$76,263
Non-GAAP operating income, as a % of total revenues	20.5%	20.1%	18.6%

Contractual Obligations

As of December 31, 2015, Ultimate’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital lease obligations (1)	$8,153	$4,488	$3,665	$—	$—
Other long-term obligations (2)	59,423	13,677	20,469	15,675	9,602
Other long-term liabilities (3)	5,957	5,957	—	—	—
Total contractual cash obligations	$73,533	$24,122	$24,134	$15,675	$9,602
_________________________

(1)
We lease certain computer equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2018. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding capital lease obligations.

(2)
Included in other long-term obligations were Ultimate’s leases for corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates.  Also included in other long-term obligations is a software license agreement with a third-party vendor, payable over a four-year period. See Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding operating lease obligations and the software license agreement. Other long-term obligations also included borrowings to purchase perpetual licenses with third-party vendors, payable over a three-year period. See Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding other borrowings.

(3) Ultimate has an income tax payable related to the benefit of an unrecognized tax position.  As of the date of this report, it is not reasonable to estimate the timing of this payment.  Ultimate does not have any other long-term liabilities as of December 31, 2015.

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

Ultimate targets its fixed income investment portfolio to have maximum maturities of 3 years or less.  Investments are held to enhance the preservation of capital and not for trading purposes.

Cash equivalents consist of money market accounts with original maturities of less than three months. Short-term investments have maximum maturities at the time of purchase of one year, with a weighted average maturity (“WAM”) not to exceed six months. Intermediate-term investments have maximum maturities at the time of purchase of two years, with a WAM not to exceed 13 months. Long-term investments have maximum maturities at the time of purchase of three years, with a WAM not to exceed two years.

Short-term, intermediate-term and long-term investments include, but are not limited to, obligations of the U.S. or Canadian Government Agencies, money market funds (“MMF”), commercial paper, bank obligations, corporate debt securities, collateralized repurchase agreements (“REPO”), asset-backed securities, asset-backed commercial paper, short-duration mutual funds, municipal securities and variable rate demand obligations (“VRDO”)/variable rate demand notes (“VRDN”).
All securities must be rated by at least one of the top four Nationally Recognized Statistical Rating Organizations (“NRSRO”), such as Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moody’s”), Fitch Ratings (“Fitch”) and Dominion Bond Rating Service (“DBRS”) at the time of purchase. If there is a split rating, the lower rating is applicable. All securities must be investment grade with a minimum long-term rating of A-/A3/A-/A (L) or a short-term rating of upper-tier A-2/P-2/F2/R-1 L with A-/A3/A-/A (L).

As of December 31, 2015, total corporate investments in available-for-sale marketable securities were $20.1 million.

As of December 31, 2015, virtually all of the investments in Ultimate’s corporate portfolio were at fixed rates (with a weighted average interest rate of 0.8% per annum).

To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its December 31, 2015 consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $182 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $176 thousand over the next 12 months.

Foreign Currency Risk.  Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar.  Management does not believe movements in the foreign currencies in which Ultimate transacts business will materially affect future net income.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:
We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Ultimate Software Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of The Ultimate Software Group, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
February 26, 2016
Fort Lauderdale, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$109,325	$108,298
Investments in marketable securities	10,780	7,862
Accounts receivable, net of allowance for doubtful accounts of $900 for 2015 and $675 for 2014	130,106	100,218
Prepaid expenses and other current assets	46,804	34,788
Deferred tax assets, net	883	965
Total current assets before funds held for customers	297,898	252,131
Funds held for customers	923,308	759,087
Total current assets	1,221,206	1,011,218
Property and equipment, net	125,492	86,595
Goodwill	24,410	25,696
Investments in marketable securities	9,278	2,294
Intangible assets, net	5,167	6,774
Other assets, net	31,107	20,611
Deferred tax assets, net	48,909	37,110
Total assets	$1,465,569	$1,190,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,395	$7,418
Accrued expenses	42,097	30,941
Deferred revenue	142,793	109,552
Capital lease obligations	4,488	3,655
Other borrowings	400	567
Total current liabilities before customer funds obligations	197,173	152,133
Customer funds obligations	923,366	759,087
Total current liabilities	1,120,539	911,220
Deferred revenue	2,934	153
Deferred rent	3,719	2,368
Capital lease obligations	3,665	3,359
Other borrowings	—	400
Deferred income tax liability	646	1,049
Total liabilities	1,131,503	918,549
Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 33,260,879 and 32,722,864 shares issued in 2015 and 2014, respectively	333	327
Additional paid-in capital	463,609	376,609
Accumulated other comprehensive loss	(7,829)	(3,590)
Accumulated earnings	59,627	36,928
	515,740	410,274
Treasury stock, 4,467,595 and 4,216,626 shares, at cost, for 2015 and 2014, respectively	(181,674)	(138,525)
Total stockholders’ equity	334,066	271,749
Total liabilities and stockholders’ equity	$1,465,569	$1,190,298
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Revenues:
Recurring	$516,177	$419,238	$334,434
Services	101,681	86,165	75,110
License	223	533	853
Total revenues	618,081	505,936	410,397
Cost of revenues:
Recurring	138,538	117,609	91,903
Services	99,948	85,939	76,577
License	49	91	198
Total cost of revenues	238,535	203,639	168,678
Gross profit	379,546	302,297	241,719
Operating expenses:
Sales and marketing	169,664	117,033	93,879
Research and development	93,671	83,542	67,757
General and administrative	72,893	47,379	36,869
Total operating expenses	336,228	247,954	198,505
Operating income	43,318	54,343	43,214
Other (expense) income:
Interest expense and other, net	(491)	(353)	(229)
Other income, net	256	339	104
Total other expense, net	(235)	(14)	(125)
Income before income taxes	43,083	54,329	43,089
Provision for income taxes	(20,384)	(9,592)	(17,559)
Net income	$22,699	$44,737	$25,530

Net income per share:
Basic	$0.79	$1.58	0.92
Diluted	$0.76	$1.52	0.88

Weighted average shares outstanding:
Basic	28,634	28,293	27,773
Diluted	29,721	29,343	29,013

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$22,699	$44,737	$25,530
Other comprehensive (loss) income :
Unrealized (loss) gain on investments in marketable available for sale securities	(56)	(10)	4
Unrealized loss on foreign currency translation adjustments	(4,195)	(2,143)	(1,549)
Other comprehensive (loss) income, before tax	(4,251)	(2,153)	(1,545)
Income tax benefit (expense) related to items of other comprehensive income	12	1	(6)
Other comprehensive (loss) income, net of tax	$(4,239)	$(2,152)	$(1,551)
Comprehensive income	$18,460	$42,585	$23,979

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated (Deficit) Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2012	31,397	$314	$266,130	$109	$(33,339)	4,054	$(118,544)	$114,670
Net income	—	—	—	—	25,530	—	—	25,530
Unrealized gain on investments in marketable securities available-for-sale, net of tax	—	—	—	(2)	—	—	—	(2)
Unrealized loss on foreign exchange	—	—	—	(1,549)	—	—	—	(1,549)
Shares acquired to settle employee tax withholding liability	—	—	(18,058)	—	—	—	—	(18,058)
Excess tax benefits from employee stock plan	—	—	19,167	—	—	—	—	19,167
Stock consideration for acquisitions	—	—	6,115	—	—	—	—	6,115
Issuances of Common Stock from exercises of stock options	440	4	8,132	—	—	—	—	8,136
Issuances of Common Stock from restricted stock releases	296	3	—	—	—	—	—	3
Non-cash stock-based compensation expense	—	—	34,205	—	—	—	—	34,205
Balance, December 31, 2013	32,133	$321	$315,691	$(1,442)	$(7,809)	4,054	$(118,544)	$188,217
Net income	—	—	—	—	44,737	—	—	44,737
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(5)	—	—	—	(5)
Unrealized loss on foreign exchange	—	—	—	(2,143)	—	—	—	(2,143)
Shares acquired to settle employee tax withholding liability	—	—	(19,883)	—	—	—	—	(19,883)
Excess tax benefits from employee stock plan	—	—	27,499	—	—	—	—	27,499
Repurchases of Common Stock	—	—	—	—	—	163	(19,981)	(19,981)
Stock consideration for acquisitions	13	—	(818)	—	—	—	—	(818)
Issuances of Common Stock from exercises of stock options	310	3	6,205	—	—	—	—	6,208
Issuances of Common Stock from restricted stock releases	267	3	—	—	—	—	—	3
Non-cash stock-based compensation expense	—	—	47,915	—	—	—	—	47,915
Balance, December 31, 2014	32,723	$327	$376,609	$(3,590)	$36,928	4,217	$(138,525)	$271,749
Net income	—	—	—	—	22,699	—	—	22,699

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated (Deficit) Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(44)	—	—	—	(44)
Unrealized loss on foreign exchange	—	—	—	(4,195)	—	—	—	(4,195)
Shares acquired to settle employee tax withholding liability	—	—	(34,989)	—	—	—	—	(34,989)
Excess tax benefits from employee stock plan	—	—	31,859	—	—	—	—	31,859
Repurchases of Common Stock	—	—	—	—	—	251	(43,149)	(43,149)
Stock consideration for acquisitions	13	1	—	—	—	—	—	1
Issuances of Common Stock from exercises of stock options	189	2	4,701	—	—	—	—	4,703
Issuances of Common Stock from restricted stock releases	336	3	—	—	—	—	—	3
Non-cash stock-based compensation expense	—	—	85,429	—	—	—	—	85,429
Balance, December 31, 2015	33,261	$333	$463,609	$(7,829)	$59,627	4,468	$(181,674)	$334,066

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$22,699	$44,737	$25,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,738	19,263	16,058
Provision for doubtful accounts	4,687	2,264	2,523
Non-cash stock-based compensation expense	82,416	46,185	32,807
Income taxes	19,739	9,030	17,347
Excess tax benefits from employee stock plan	(31,859)	(27,499)	(19,167)
Changes in operating assets and liabilities:
Accounts receivable	(34,575)	(16,806)	(16,784)
Prepaid expenses and other current assets	(12,016)	(5,414)	(2,982)
Other assets	(10,496)	(3,271)	(403)
Accounts payable	(23)	996	(1,415)
Accrued expenses and deferred rent	12,507	4,582	10,752
Deferred revenue	36,022	6,521	9,946
Net cash provided by operating activities	110,839	80,588	74,212

Cash flows from investing activities:
Purchases of marketable securities	(91,528)	(10,355)	(10,741)
Maturities of marketable securities	11,711	10,377	10,819
Payments for acquisitions	—	(257)	(24,995)
Net purchases of client funds securities	(94,306)	(496,860)	20,908
Purchases of property and equipment	(50,634)	(38,100)	(30,421)
Net cash used in investing activities	(224,757)	(535,195)	(34,430)

Cash flows from financing activities:
Repurchases of Common Stock	(43,149)	(19,981)	—
Net proceeds from issuances of Common Stock	4,703	6,208	8,139
Excess tax benefits from employee stock plan	31,859	27,499	19,167
Shares acquired to settle employee tax withholding liabilities	(34,989)	(19,883)	(18,058)
Principal payments on capital lease obligations	(4,810)	(4,082)	(3,541)
Repayments of other borrowings	(567)	(2,690)	(2,055)
Net increase in customer fund obligations	164,279	496,860	(20,908)
Net cash provided by (used in) financing activities	117,326	483,931	(17,256)

Effect of exchange rate changes on cash	(2,381)	(820)	(1,549)
Net increase in cash and cash equivalents	1,027	28,504	20,977
Cash and cash equivalents, beginning of year	108,298	79,794	58,817
Cash and cash equivalents, end of year	$109,325	$108,298	$79,794

Supplemental disclosure of cash flow information:

Cash paid for interest	$371	$327	$358
Cash paid for taxes	$815	$582	$476

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$5,949	$5,907	$3,293
Stock consideration adjustment recorded for acquisitions	$—	$(818)	$—
Stock consideration recorded for acquisitions	$1	$—	$6,115
License agreement with third-party vendor	$—	$800	$—
Stock based compensation for capitalized software	$3,013	$1,730	$1,398
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in twelve languages with more than 35 country-specific localizations. The solution is delivered via software-as-a-service to organizations based in the United States and Canada, including those with global workforces. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement.   We market our UltiPro solutions primarily to enterprise companies, which we define as companies with more than 1,500 employees, including those with 10,000 or more employees; mid-market companies, which we define as those having approximately 500-1,500 employees; and strategic market companies, which we define as those having 100-499 employees. UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams.

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

Funds Held for Customers and Customers’ Funds Obligations

Ultimate has the right to market and distribute an independent third party’s tax filing solution that Ultimate has branded UltiPro Payment Services.  Ultimate’s UltiPro Payment Services offering provides payment services to our customers.  These payment services are being sold directly by us to our customers only on a per-employee-per-month (“PEPM”) basis in conjunction with UltiPro, our core product.  In connection with our UltiPro Payment Services product, we receive funds from our customers and hold such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  We invest a portion of our customer funds in available for sale securities in addition to our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in our consolidated balance sheets as of December 31, 2015 and 2014.  We have reported the cash flows for purchases of securities with funds received from UltiPro Payment Services customers in the investing activities section of the consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013.  We have reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013.  The associated PEPM fees for UltiPro Payment Services are included in recurring revenues in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013.  The associated interest earned was not material for the years ended December 31, 2015, 2014 and 2013.

Fair Value of Financial Instruments

Ultimate’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, and capital lease obligations and other borrowings, approximated fair value (due to their relatively short maturity) as of December 31, 2015 and 2014.

Funds Held for Customers and Corporate Investments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Interest earned on investments from funds held for customers is included in recurring revenue and was not material in the years presented. If the fair value of an available-for-sale debt security is below its amortized cost, Ultimate assesses whether we intend to sell the security or if it is more likely than not we will be required to sell the security before recovery. If either of those two conditions are met, Ultimate would recognize a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell a security or it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in accumulated other comprehensive income.

Prepaid Expenses and Other Current Assets

Ultimate’s financial statements include prepaid expenses and other current assets which include prepaid commissions on cloud sales.  Prepaid expenses are amortized over the life of the asset (typically within one year) and commissions on cloud sales are amortized over the initial contract term (typically 24-36 months) typically commencing on the day the customer processes its first live payroll using UltiPro (also referred to as going “Live”), which corresponds with the related cloud revenue recognition. The portion of prepaid commissions that extends beyond one year is classified in other assets, net, in the consolidated balance sheets as of December 31, 2015 and 2014.

Long-Lived Assets

We evaluate the carrying value of long-lived assets when indicators of impairment exist.  For the year ended December 31, 2015, no such events or circumstances were identified.  The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value.  In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the years ended December 31, 2015, 2014 and 2013, we recorded no impairment of our long-lived assets.

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

Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software. In addition to capitalizing costs for software (which are used by us in our general operations, for internal purposes), we also capitalize costs under ASC Topic 350-40 for certain software development projects related to our suite of products sold to our customers exclusively on a subscription basis under our software-as-a-service offering of UltiPro.

Deferred Revenue

Deferred revenue is primarily comprised of deferrals for recurring revenues for cloud services which are recognized over the term of the related contract as the services are performed, typically 24-36 months and commencing with the related Live date; and implementation consulting services for which the services have not yet been rendered which are primarily recognized prior to the respective Live date.

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

There are two major elements in our multiple element arrangements for the delivery of our UltiPro offering, which are recurring revenues (i.e., cloud subscription revenues) and services revenues (mostly implementation consulting services).

For multiple element arrangements, the consideration allocated to cloud subscription revenues is recognized as recurring revenues over the initial contract period, as those subscription-based services are delivered, typically commencing with the Live date of the related product. The consideration allocated to fixed fee implementation consulting services in multiple element arrangements is recognized as services revenues on a percentage of completion basis, using reasonably dependable estimates with respect to milestones achieved (in relation to progression through implementation phases), by product.

Single element arrangements typically consist of renewals for cloud subscriptions and implementation consulting services sold on a time and materials basis. Under these single element arrangements, cloud subscription revenues are recognized over the related renewal period, as the services are delivered, and implementation consulting services are recognized as the related time and materials services are performed.

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

The majority of services revenues are recognized over the implementation period, which is from the contract execution date until the Live date. Cloud revenues are recognized over the initial contract term, typically beginning in the month the customer goes Live.

Recurring Revenues

Recurring revenues primarily consist of subscription revenues recognized from our customers' use of UltiPro after they have gone Live.

i)  Cloud subscription revenues are principally derived from PEPM fees earned from UltiPro units that are Live.  Ongoing PEPM fees are recognized as subscription revenues as the services are delivered, typically commencing when the customer goes Live.

ii)  Effective January 1, 2015, we no longer have maintenance revenues associated with our Legacy customers. Since the time we announced that we would stop supporting our Legacy product in 2012, we successfully converted the majority of our Legacy customers to the cloud. Those customers that did not convert terminated.

With UltiPro, our customers do not have the right to take possession of our software and these arrangements are considered service contracts. The selling price of multiple deliverables in cloud arrangements is derived for each element based on the guidance provided by ASU 2009-13.  The multiple elements that typically exist in cloud arrangements include (1) recurring revenues from the combination of hosting services, the right to use UltiPro, and maintenance of UltiPro (i.e., product enhancements, updates and customer support) and (2) professional services (i.e., primarily implementation consulting services).

The pricing for the three elements that pertain to recurring revenues (i.e., hosting services, the right to use UltiPro and maintenance of UltiPro (as described above) is bundled.  Since these three bundled elements are components of recurring revenues in the consolidated statements of income, allocation of selling price to each of the three elements is not necessary and they are not reported separately.  Selling price, which is established through VSOE, for the bundled elements, as a whole, is determined on the basis of renewal pricing, without taking into consideration potential price increases or potential changes in the number of employees of the customer in the future due to the uncertainties surrounding these potential occurrences.  These bundled elements are provided on an ongoing basis, represent undelivered elements and are recognized on a monthly basis as the related services are performed, commencing once the customer goes Live.

Services Revenues

Services revenues primarily include revenues from fees charged for implementation consulting services in connection with the implementation of our product solutions and, to a much lesser extent, fees for other services, including the provision of payroll-related forms, sales of time clocks and the printing of W-2 forms for certain customers, as well as certain client reimbursable out-of-pocket expenses.

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

At December 31, 2015, our goodwill totaled $24.4 million and our identifiable net intangible assets totaled $5.2 million. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  We consider both market and discounted cash flow approaches to determine the fair value of the reporting unit.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment test of goodwill as of December 31, 2015, and 2014.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for our reporting unit was required.

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

As of December 31, 2015, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 535,677 shares.

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

In accordance with ASC 718, Ultimate capitalizes the portion of SBC expense attributed to research and development personnel whose labor costs are being capitalized pursuant to ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software, related to software development. The following table summarizes SBC recognized by the Company (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
SBC - Statements of income	$82,416	$46,185	$32,807
SBC - Capitalized software	3,013	1,730	1,398
SBC - Statements of stockholders' equity	$85,429	$47,915	$34,205

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

We assess the likelihood that Ultimate will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, as well as current tax laws and interpretation of current tax laws, in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2015 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income sufficient to realize all of our remaining deferred tax assets.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2015. As such, there was no valuation allowance for the years ended December 31, 2015, 2014, and 2013. See Note 15 for further discussion.

ASC 740, “Income Taxes” (“ASC 740”), clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Specifically, ASC 740 prescribed a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  Our accounting policy is to record the tax effects of a change in the opening balance of the unrecognized tax benefits (including unrecognized tax benefits related to prior-period discontinued operations) in current-period income (loss) from continuing operations. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2015 and 2014, we did not have any interest and penalties accrued related to unrecognized tax benefits.

Reimbursable Out-Of-Pocket Expenses

Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in our accompanying consolidated statements of operations, were $2.4 million, $1.9 million and $1.8 million for 2015, 2014 and 2013, respectively.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires that deferred tax liabilities and assets be classified as non-current in a consolidated balance sheet. The new standard is effective for Ultimate on January 1, 2017 and early adoption is permitted. The standard permits the use of either the prospective or retrospective method. We are evaluating the effect that ASU 2015-17 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect the standard will have on our ongoing financial reporting.

4.    Business Combinations

2013 Business Combinations

We completed two acquisitions in the fourth quarter of 2013 that were insignificant, individually and in the aggregate, including Employtouch, Inc. (the "Employtouch Acquisition"), a Canadian-based corporation and Accel HR, LLC (the “Accel HR Acquisition”), a Delaware limited liability company located in Georgia.
Acquisition of Employtouch, Inc.
On October 1, 2013, we entered into agreements with the shareholders of Employtouch, Inc., a Canadian-based corporation, to acquire 100% of the issued and outstanding shares of Employtouch, Inc., in exchange for a combination of cash and restricted shares of Ultimate's Common Stock. Employtouch Inc. is engaged in the business of developing workforce management hardware and software products. Employtouch Inc. was recorded in the books of our subsidiary, The Ultimate Software Group of Canada, Inc. The results of operations from this acquisition have been included in our consolidated financial statements as of the date of acquisition. We are marketing and selling the workforce management solution as UltiPro Touchbase to both customers in Canada and the United States.

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

For the Employtouch Acquisition, we paid a total of $10.4 million (USD) in cash and a total of 17,788 restricted shares of Ultimate's Common Stock valued at $2.3 million, which are issuable in three (3) equal installments on April 1, 2014, April 1, 2015 and April 1, 2016 (the "Employtouch Stock Consideration"). During the measurement period, we made certain post-closing adjustments related to the valuation of the stock consideration and purchase price allocation of Employtouch, which are reflected below and included in the cash flows from investing activities and non-cash investing and financing activities in the statements of cash flows.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At October 1, 2013
Net tangible assets	$23
Intangible assets	5,350
Goodwill	8,736
Deferred tax liability	(1,418)
Total purchase price	$12,691
We recorded the Employtouch Acquisition using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The $5.4 million of amortizable intangible assets consists of $0.1 million in customer relationships, $5.2 million in developed technology and $0.1 million for a covenant not-to-compete. The fair value of the customer relationships and the developed technology has been estimated using the excess earnings method, a form of the income approach, and cash flow projections. The covenant not-to-compete has been estimated using a damages calculation, which is a form of the income approach.
The balance of the acquired intangibles, net of amortization, is stated separately in our consolidated balance sheet. We acquired net tangible assets of $23 thousand and incurred direct costs of $0.3 million in relation to the acquisition. A deferred tax liability of $1.4 million resulted from the Employtouch Acquisition, which was a nontaxable transaction. In accordance with GAAP, direct costs related to the acquisition were expensed as incurred. The balance of $8.7 million was recorded as goodwill. Since the Employtouch Acquisition was a stock purchase, goodwill and acquired intangibles are not deductible for tax purposes. For further discussion of acquired intangibles, see Note 12 of "Notes to Consolidated Financial Statements".

Acquisition of Accel HR, LLC

On November 15, 2013 (the "Accel HR Closing Date"), pursuant to an asset purchase agreement with Accel HR, LLC, a Delaware limited liability company located in Georgia, and certain members of Accel HR (the "Accel HR Agreement") we acquired certain assets and liabilities in exchange for a combination of cash and restricted shares of Ultimate's Common Stock (the "Accel HR Acquisition"). The results of operations from this acquisition have been included in our consolidated financial statements since that date. We are marketing and selling the comprehensive outsourcing services to both customers in Canada and the United States.

As part of our mission to simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in the fourth quarter of 2013 as a result of Accel HR Acquisition. These managed services are now part of our "Select Services" offerings and are designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or Human Resources Information System ("HRIS") services that typically take a one-size-fits-all approach, our customers can select from a variety of payroll management, HRIS, and/or benefits management services and combine them into a tailored bundle that best suits their unique needs. Accel HR provided these types of services to large and mid-market corporate customers in North America since 2004 and, since 2007 prior to its acquisition by us, Accel HR partnered exclusively with Ultimate to provide these services to their UltiPro customers.

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

5.    Funds held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments

We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive income was a $84 thousand net unrealized loss and $10 thousand net unrealized loss on available-for-sale securities at December 31, 2015 and December 31, 2014, respectively. Realized gains and losses resulting on available-for-sale securities are included in other (expense) income, net, in the consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013.

The amortized cost, net unrealized (loss) gain and fair value of our investments in marketable available-for-sale securities as of December 31, 2015 and December 31, 2014 are shown below (in thousands):

Funds held for customers and corporate investments as of December 31, 2015 and December 31, 2014 are shown below (in thousands):

	As of December 31, 2015			As of December 31, 2014
	Amortized Cost	Net Unrealized (Loss)	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)	Fair Value (1)
Type of issue:
Funds held for clients – money market securities and other cash equivalents	$853,392	$—	$853,392	$759,087	$—	$759,087
Available-for-sale securities:
Corporate debentures – bonds	13,232	(31)	13,201	8,513	(9)	8,504
Commercial paper	2,097	—	2,097	600	—	600
U.S. Agency bonds	70,208	(44)	70,164	255	—	255
U.S. Treasury bills	703	(3)	700	798	(1)	797
Asset-Backed Securities	3,818	(6)	3,812	—	—	—
Total corporate investments and funds held for clients	$943,450	$(84)	$943,366	$769,253	$(10)	$769,243
_________________
(1) Included within available-for-sale securities as of December 31, 2015 and 2014 are corporate investments with fair values of $20.1 million and $10.1 million, respectively. Included within available-for-sale securities as of December 31, 2015 are funds held for customers with fair values of $69.9 million. There were no funds held for customers in available-for-sale securities as of December 31, 2014. All available-for-sale securities were included in Level 2.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2015 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(31)	$12,451	$(1)	$300	$(32)	$12,751
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	(51)	70,004	—	—	(51)	70,004
U.S. Treasury bills	(3)	700	—	—	(3)	700
Asset-Backed Securities	(6)	3,813	—	—	(6)	3,813
Total	$(91)	$86,968	$(1)	$300	$(92)	$87,268

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2014 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(10)	$6,782	$—	$—	$(10)	$6,782
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	—	—	—	—	—	—
U.S. Treasury bills	(1)	498	—	—	(1)	498
Asset-Backed Securities	—	—	—	—	—	—
Total	$(11)	$7,280	$—	$—	$(11)	$7,280

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity at December 31, 2015 are shown below (in thousands):

	As of December 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$66,708	$66,672
Due after one year	23,350	23,302
Total	$90,058	$89,974

We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and certificates of deposit.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  We did not have any transfers into and out of Level 1 and Level 2 during the years ended December 31, 2015, 2014 and 2013.

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

The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of December 31, 2015 and December 31, 2014 (in thousands):

	As of December 31, 2015				As of December 31, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)
Corporate debentures and bonds	$13,201	$—	$13,201	$—	$8,504	$—	$8,504	$—
Commercial paper	2,097	—	2,097	—	600	—	600	—
U.S. Agency bonds	70,164	—	70,164	—	255	—	255	—
U.S. Treasury bills	700	—	700	—	797	—	797	—
Asset-Backed Securities	3,812	—	3,812	—	—	—	—	—
Total	$89,974	$—	$89,974	$—	$10,156	$—	$10,156	$—

Assets and liabilities measured at fair value on a recurring basis were presented in the consolidated balance sheets as of December 31, 2015 and as of December 31, 2014 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of December 31, 2015 and December 31, 2014.

6.    Allowance for Doubtful Accounts

We have established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable by customer and historical experience.

The activity within the allowance for doubtful accounts was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$675	$675	$475
Charged to expense	4,687	2,264	2,523
Write-offs	(4,462)	(2,264)	(2,323)
Balance at end of year	$900	$675	$675

7.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2015	2014
Prepaid commissions on cloud sales	$22,119	$17,772
Other prepaid expenses	11,978	8,064
Other current assets	12,707	8,952
Total prepaid expenses and other current assets	$46,804	$34,788

8.    Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2015	2014
Computer equipment	$140,297	$119,716
Internal-use software	75,529	49,464
Leasehold improvements	25,246	18,125
Furniture and fixtures	12,316	9,220
Building	1,005	1,005
Land	655	655
Property and equipment	255,048	198,185
Less: accumulated depreciation and amortization	129,556	111,590
Property and equipment, net	$125,492	$86,595

Depreciation and amortization expense on property and equipment, including depreciation and amortization expense on property and equipment under capital leases, totaled $20.7 million, $18.1 million and $15.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Included in property and equipment, net, is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2015	2014
Computer equipment	$44,862	$38,913
Less: accumulated amortization	38,389	33,556
Computer equipment, net	$6,473	$5,357

Capital leases entered into and included in property and equipment totaled $5.9 million, $5.9 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

See Note 10 in the Notes to Consolidated Financial Statements for further discussion of computer software development costs related to internal-use software which is included in property and equipment, net.

9.    Foreign Currency

The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of our wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in consolidated stockholders’ equity as a component of accumulated other comprehensive income (loss).  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the consolidated statements of operations. Included in accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, are $7.8 million of unrealized translation losses at December 31, 2015 and $3.6 million of unrealized translation losses at December 31, 2014. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013.

Included in comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 were realized foreign currency translation losses and unrealized foreign currency translation gains (losses), as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Realized foreign currency translation (loss) gains	$—	$—	$—
Unrealized foreign currency translation losses	$(4,195)	$(2,143)	$(1,549)

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

For the years ended December 31, 2015 and 2014, we capitalized $26.3 million (including $3.0 million in non-cash stock-based compensation) and $25.2 million (including $1.7 million in non-cash stock-based compensation), respectively, of computer software development costs related to an internal-use development project for our UltiPro product offering (the "Development Project"). The capitalized costs for the Development Project were primarily from direct labor costs for the 2015 year. The capitalized costs for the Development Project were from direct labor costs and third party consulting fees for the 2014 year. For 2015 and 2014, we recognized $1.1 million and $0.7 million, respectively, of amortization costs which were associated with a particular product module, UltiPro Recruiting, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software is included in cost of recurring revenues. There was no amortization for the year ended December 31, 2013. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Capitalized computer software development costs and accumulated amortization of capitalized software, developed for internal use, were as follows (in thousands):

	As of December 31,
	2015	2014	2013
Computer software development costs	$75,529	49,464	24,238
Less: accumulated amortization	(1,742)	(670)	—
Computer software development costs, net	73,787	48,794	24,238

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Basic weighted average shares outstanding	28,634	28,293	27,773
Effect of dilutive equity instruments (1)	1,087	1,050	1,240
Dilutive shares outstanding	29,721	29,343	29,013

Anti-dilutive equity instruments (1)	19	40	47
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

On October 1, 2013, we completed the acquisition of Employtouch, Inc., which is engaged in the business of developing workforce management hardware and software products. On November 15, 2013, we completed the acquisition of the business of Accel HR, LLC which provides comprehensive outsourcing solutions, services and support for middle to large market organizations. Upon the closing of both acquisitions, Ultimate acquired certain amortizable intangibles for developed technology, customer relationships and non-compete arrangements.  See Note 4 to the Notes to Consolidated Financial Statements for further discussion regarding the acquired intangibles.

The changes in the carrying value of goodwill were as follows (in thousands):

	As of	As of
	December 31, 2015	December 31, 2014
Goodwill, December 31, 2014	$25,696	$26,942
Adjustments (1)	—	(561)
Translation adjustment (2)	(1,286)	(685)
Goodwill, December 31, 2015	$24,410	$25,696

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

The Company’s amortizable intangible assets have estimated useful lives as follows (in thousands):

As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(1,463)	$(1,112)	$2,625	5
Customer relationships	3,200	(736)	(4)	2,460	8
Non-compete agreements	300	(216)	(2)	82	1
	$8,700	$(2,415)	$(1,118)	$5,167	6

As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(874)	$(537)	$3,789	6
Customer relationships	3,200	(392)	(5)	2,803	9
Non-compete agreements	300	(115)	(3)	182	2
	$8,700	$(1,381)	$(545)	$6,774	7
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

Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $1.0 million, $1.1 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013. Future amortization expense for acquired intangible assets is as follows, as of December 31, 2015 (in thousands):

Year	Amount
2016	$963
2017	863
2018	863
2019	863
2020	724
Thereafter	891
Total	$5,167

13.    Capital Lease Obligations

We lease certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2018. Interest rates on these leases are 4.25%. The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2015 (in thousands):

Year	Amount
2016	$4,744
2017	2,947
2018	824
8,515
Less amount representing interest	(362)
Lease obligations reflected as current ($4,488) and non-current ($3,665)	$8,153

14.    Other Borrowings

During the year ended December 31, 2012, we financed the purchase of perpetual licenses with third-party vendors totaling $5.3 million, payable over a three-year period. During the year ended December 31, 2014, we signed an addendum to those agreements totaling $0.8 million, payable over a two-year period. The remaining scheduled repayments of the other borrowings, which excludes interest, as of December 31, 2015, are as follows (in thousands):

Year	Amount
2016	$400
Other borrowings	$400

15.    Income Taxes

For the year ended December 31, 2015, the income tax provision of $20.4 million was based on book income from operations before income taxes of $43.1 million.  For the year ended December 31, 2014, the income tax provision of $9.6 million was based on book income from operations before income taxes of $54.3 million.  For the year ended December 31, 2013, the income tax provision of $17.6 million was based on a book loss from operations before income taxes of $43.1 million.  Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax provision consists of the following (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Current taxes:
Federal	$(26,111)	$(22,406)	$(14,091)
State and local	(6,021)	(5,078)	(3,298)
Foreign	(200)	(567)	(201)
Deferred taxes, net
Federal	9,548	16,607	(8)
State and local	2,193	1,535	(2)
Foreign	207	317	41
Income tax provision	$(20,384)	$(9,592)	$(17,559)

The income tax provision is different from that which would be obtained by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Income tax provision at statutory federal tax rate	$(15,079)	$(19,015)	$(15,081)
State and local income taxes, net of the federal benefit	(2,488)	(2,303)	(2,144)
Non-deductible expenses	(6,250)	(2,068)	(1,965)
Change in tax rates	117	80	51
Recognition of previously unrecognized tax benefits, federal benefit	—	—	1,679
Research credit, federal benefit	3,239	13,873	—
Other, net	77	(159)	(99)
Income tax provision	$(20,384)	$(9,592)	$(17,559)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities at December 31, 2015, 2014 and 2013 were as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$402	$59
Tax credit carryforwards	817	127
Research credit	18,758	15,518
Deferred revenue	16	168
Accruals not currently deductible	790	715
Allowance for doubtful accounts	338	248
Charitable contributions	1,275	1,281
Stock-based compensation	58,323	41,139
Deferred rent adjustment	1,891	1,292
Gross deferred tax assets	82,610	60,547
Less valuation allowance	—	—
Deferred tax assets	$82,610	$60,547
Deferred tax liabilities:
Property and equipment	$(32,818)	$(22,433)
Foreign, primarily acquired intangible assets	(646)	(1,088)
Gross deferred tax liabilities	(33,464)	(23,521)
Net deferred tax assets	$49,146	$37,026

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

The available positive evidence at December 31, 2015 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2015. As such, there was no valuation allowance for the years ended December 31, 2015, 2014 and 2013.

Approximately $1.4 million of deferred tax liabilities were recorded against the identified intangible assets established upon the acquisition of EmployTouch during 2013.

Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, Ultimate Canada.  The comprehensive recognition of deferred income taxes presumes that all undistributed earnings will be transferred to the parent entity.  This presumption may be overcome by the parent entity, and no income taxes would be accrued, if sufficient evidence shows that the subsidiary has invested or will invest the undistributed earnings indefinitely or that the earnings will be remitted in a tax-free liquidation.  A parent entity shall have evidence of specific plans for reinvestment of undistributed earnings of a subsidiary which demonstrates that remittance of the earnings will be postponed indefinitely.  These criteria required to overcome the presumption are sometimes referred to as the indefinite reversal criteria.  Accordingly, deferred income taxes were not recognized on the undistributed earnings of Ultimate Canada.  The deferred tax liability, net of available foreign tax credits, resulting from the cumulative undistributed earnings are not deemed material. We recorded a deferred tax asset, of $13.2 million during the third quarter of 2014, for the years 1998 through 2013, and we recorded a deferred tax asset of $2.3 million during the three and twelve months ended December 31, 2014 for the year 2014, as a result of a research and development credit study. We recorded a deferred tax asset of $2.6 million during the fourth quarter of 2015 for the year 2015, as a result of the Protecting Americans from Tax Hikes Act of 2015 signed on December 18th, which made the research tax credit permanent retroactively from January 1, 2015.

At December 31, 2015, we had approximately $150.7 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income.  Approximately $149.7 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the tax benefit of which will primarily be credited to paid-in-capital and deferred tax asset when realized.  As a result, the tax benefits associated with stock based compensation are included in net operating loss carryforwards but not reflected in deferred tax assets.  During 2015, we realized a tax benefit of $42.0 million comprised of a $31.9 million and a $10.1 million credit to paid-in-capital and deferred tax asset, respectively.  During 2014, we realized a tax benefit of $33.5 million comprised of a $27.5 million and a $6.0 million credit to paid-in capital and deferred tax asset, respectively. During 2013, we realized a tax benefit of $25.5 million comprised of a $19.2 million and a $6.3 million credit to paid-in capital and deferred tax asset, respectively. The carryforwards expire from 2018 through 2035 and from 2015 through 2035, for Federal and state income tax reporting purposes, respectively.

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

ASC 740, “Income Taxes,” ("ASC 740") requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  During 2013, the Internal Revenue Service completed their examination of our U.S. Federal income tax return for the year ended December 31, 2010, which resulted in the recognition of previously unrecognized tax benefits of approximately $1.9 million, which decreased our provision for income taxes and our effective tax rate. As of December 31, 2015, we had $5.0 million of gross unrecognized tax benefits resulting from a research and development credit attributable to the 1998-2014 years as a result of the completion of the research and development activities study that if recognized would affect the annual effective tax rate. During 2015 we increased the unrecognized tax benefits by $0.1 million related to the completion of the research credit study for 2014 and increased the unrecognized tax benefits by $0.9 million related to the research credit study estimate for 2015, totaling $6.0 million at December 31, 2015. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

Tax years 1998 to 2015 remain subject to future examination by the tax jurisdictions in which we are subject to tax.

We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.  Due to our net operating loss carryover position, we did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2015 and 2014, we did not have any interest and penalties accrued related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	As of December 31,
	2015	2014	2013
Balance at January 1,	$4,950	$—	$1,866
Tax positions taken in prior period
Gross increases	133	—	—
Gross decreases	—	—	—
Tax positions taken in current period
Gross increases	874	4,950	—
Settlements	—	—	(1,866)
Statute expiration	—	—	—
Balance at December 31,	$5,957	$4,950	$—

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

As of December 31, 2015, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 535,677 shares.

Stock-Based Compensation

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Cost of recurring revenues	$6,303	$5,495	$3,866
Cost of services revenues	5,017	4,446	3,591
Sales and marketing	41,059	20,767	13,625
Research and development	6,180	4,788	3,585
General and administrative	23,857	10,689	8,140
Total stock-based compensation expense	$82,416	$46,185	$32,807

Included in computer equipment in property and equipment, net in our consolidated balance sheet and excluded from purchases of property and equipment in the statements of cash flow at December 31, 2015, 2014 and 2013 was $3.0 million, $1.7 million and $1.4 million, respectively, in non-cash stock-based compensation expense related to capitalized software which was developed for internal use during the fiscal years then ended. These amounts would have otherwise been charged to research and development expense for the years ended December 31, 2015, 2014 and 2013.

Net cash proceeds from the exercise of Options were $4.7 million, $6.2 million and $8.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.  There was a $31.9 million, a $27.5 million and a $19.2 million income tax benefit recognized in additional paid in capital from the realization of excess stock-based payment deductions during the years ended December 31, 2015, 2014 and 2013, respectively.

Fair Value

The fair value of restricted stock awards and restricted stock units is equal to the closing price of our Common Stock on NASDAQ on the date of grant.

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rates for the years ended December 31, 2015, 2014 and 2013 were based on historical data.

Options

There were no Options granted during the years ended December 31, 2015, 2014 and 2013. Options granted to officers and employees under the Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date.  Options granted to non-employee directors under the Plan generally have a 10-year term and vest and become exercisable immediately on the grant date.

Restricted Stock Awards

Under the provisions of the Plan, Ultimate may, at the discretion of the Compensation Committee or the Board, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  During the years ended December 31, 2015, 2014 and 2013, we granted Restricted Stock Awards for 579,320, 235,000 and 191,500 shares, respectively, of Common Stock to officers and employees and we granted Restricted Stock Awards for 9,910, 10,375 and 18,198 shares, respectively, of Common Stock to non-employee directors.  Compensation expense for Restricted Stock Awards is measured based on the closing market price of our Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period.  Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto during the vesting period. Each Restricted Stock Award granted to officers and employees vest in three equal annual installments of 33-1/3% of the number of Restricted Stock Unit Awards on the anniversary of the date of grant thereof, subject to the grantee’s continued employment with Ultimate or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause.  Each Restricted Stock Award granted to non-employee directors becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued board services on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause or, in the case of a non-employee director, at cessation of his board services at the end of his term.  Included in our consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 was $56.3 million, $23.3 million and $16.1 million, respectively, of non-cash stock-based compensation expense (which includes amounts capitalized associated with an internal-use development project) for Restricted Stock Awards.

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

Restricted Stock Unit Awards vest in three equal annual installments of 33-1/3% of the number of Restricted Stock Unit Awards on each of the first three anniversaries of the date of grant thereof, subject to the participant’s continued employment with Ultimate or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause and shall be payable as described above, provided, however, that if any such anniversary is not a date on which our Common Stock is traded on NASDAQ, then the vesting date shall be the last such trading day immediately preceding such anniversary; and provided further, however, that if the Chief Financial Officer (“CFO”) of Ultimate should determine that any such anniversary falls within a period during which the participant is prohibited from trading Ultimate’s Common Stock under our stock trading policy, the CFO shall so advise the participant in writing and the vesting date shall be the date as of which the CFO has determined that such period has ended.

There were 241,235, 207,000 and 249,210 Restricted Stock Unit Awards granted to employees during the years ended December 31, 2015, 2014 and 2013, respectively.    Non-cash stock-based compensation expense for Restricted Stock Unit Awards is measured based on the fair market value of our Common Stock on the date of grant and recognized on a straight-line basis over the vesting period.  Included in Ultimate’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 was $29.2 million, $22.9 million and $16.7 million, respectively, of non-cash stock-based compensation expense (which includes amounts capitalized associated with an internal-use development project) for Restricted Stock Unit Awards.

Option, Restricted Stock and Restricted Stock Unit Activity

The following table summarizes Option activity for the years ended December 31, 2013, 2014 and 2015, as follows (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,473	$22.83
Granted	—	—
Exercised	(440)	18.48
Forfeited or expired	(1)	23.31
Outstanding and exercisable at December 31, 2013	1,032	$24.69	3.1	$132,615
Outstanding at December 31, 2013	1,032	$24.69
Granted	—	—
Exercised	(310)	20.05
Forfeited or expired	—	—
Outstanding and exercisable at December 31, 2014	722	$26.68	2.6	$86,758
Outstanding at December 31, 2014	722	$26.68
Granted	—	—
Exercised	(189)	24.85
Forfeited or expired	(1)	14.36
Outstanding and exercisable at December 31, 2015	532	$27.36	1.8	$89,373

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of our Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the Option holders had all Option holders exercised their Options on December 31, 2015.  The amount of the aggregate intrinsic value changes, based on the fair value of our Common Stock.  Total intrinsic value of Options exercised during the years ended December 31, 2015, 2014 and 2013 was $28.7 million, $44.6 million and $42.6 million, respectively.  There were no Options vested during the years ended December 31, 2014, 2013 and 2012. All options granted under the Plan and the Prior Plan are fully vested as of December 31, 2015.

The following table summarizes Restricted Stock and Restricted Stock Unit Award activity for the years ended December 31, 2013, 2014 and 2015, as follows (in thousands, except per share amounts):

	Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units Shares
Outstanding at December 31, 2012	998	$64.81	508
Granted	210	152.03	249
Vested	—	—	—
Released	(209)	27.76	(229)
Forfeited or expired	(31)	77.92	(27)
Outstanding at December 31, 2013	968	$91.28	501
Granted	245	152.39	207
Vested	—	—	—
Released	(153)	40.38	(242)
Forfeited or expired	—	—	(22)
Outstanding at December 31, 2014	1,060	$112.77	444
Granted	589	169.52	241
Vested	—	—	—
Released	(283)	86.91	(233)
Forfeited or expired	—	—	(17)
Outstanding at December 31, 2015	1,366	$142.61	435

As of December 31, 2015, $120.9 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 1.73 years.  As of December 31, 2015, $43.6 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards is expected to be recognized over a weighted average period of 1.65 years.

The following table summarizes information with respect to Options outstanding and Options exercisable under the Plan at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number	Weighted Average Exercise Price
$14.72—$21.60	70,363	1.22	$18.40	70,363	$18.40
$24.20—$24.20	21,271	0.81	24.20	21,271	24.20
$24.30—$24.30	99,844	1.10	24.30	99,844	24.30
$26.72—$26.83	4,028	0.75	26.77	4,028	26.77
$27.02—$27.02	1,529	1.37	27.02	1,529	27.02
$28.41—$28.41	162,409	2.10	28.41	162,409	28.41
$30.34—$30.34	42,225	1.56	30.34	42,225	30.34
$32.39—$32.39	76,135	2.57	32.39	76,135	32.39
$32.54—$32.54	32,935	2.32	32.54	32,935	32.54
$34.89—$34.89	20,770	1.81	34.89	20,770	34.89
$14.72—$34.89	531,509	1.76	$27.36	531,509	$27.36

Board Compensation

     Each non-employee director of Ultimate receives compensation for serving on the Board, payable exclusively in the form of Restricted Stock Awards granted under the Plan.

On October 25, 2010, the Board amended the previously approved arrangement pursuant to which the non-employee directors and Chairmen of the Audit and Compensation Committees of the Board, respectively, were granted Awards for each regular Board and Committee meeting attended.  Under the arrangement, as amended, (i) each non-employee director was granted a restricted stock award of 750 shares of Common Stock for each regular meeting of the Board attended during the first three quarters of 2013and (ii) each of the Chairmen of the Audit Committee and Compensation Committee was granted a restricted stock award of 468 shares of Common Stock for attendance at each regular meeting of the Committee during the first three quarters of 2013 that he chaired.

On October 28, 2013, the Board amended the previously approved arrangement pursuant to which the non-employee directors and Chairmen of the Audit, Compensation and Nominating Committees of the Board, respectively, were granted Awards for each regular Board and Committee meeting attended.  Under the arrangement, as amended, (i) each non-employee director was granted a restricted stock award of 400 shares of Common Stock for each regular meeting of the Board attended during the fourth quarter of 2013 and each quarter of 2014 and 2015 and (ii) each of the Chairmen of the Audit Committee, Compensation Committee and Nominating Committee was granted a restricted stock award of 50 shares of Common Stock for attendance at each regular meeting of the Committee during the fourth quarter of 2013 and each quarter of 2014 and 2015 that he chaired.

In addition, in 2015, 2014 and 2013 each non-employee director was granted, for each fiscal quarter during which he served, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Board for each such quarter, rounded down to the closest full number of shares.  Under the arrangement as amended, the date of grant shall not be a date prior to the date of the Board’s determination of the same and such restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service or the end of his term or the occurrence of a change of control of Ultimate.

The following table summarizes information about Restricted Stock Awards granted by us to non-employee directors in exchange for director related services rendered for 2015, 2014 and 2013:

Year	Market Value of Restricted Stock Awards Granted	Number of Restricted Stock Awards Granted
2013	$95.99	5,336
	109.95	5,251
	146.25	5,111
	155.32	2,500
2014	$164.87	2,625
	118.03	2,625
	132.23	2,570
	152.59	2,555
2015	$160.92	2,535
	163.99	2,480
	183.19	2,440
	203.94	2,455

The non-cash compensation expense, recognized in the consolidated statements of income related to the Restricted Stock Awards granted to non-employee directors, including the chairmen of the Audit, Compensation and Nominating Committees, determined pursuant to the application of ASC 718 for the years ended December 31, 2015, 2014 and 2013, was $1,757,000, $1,652,000 and $1,449,000, respectively, and is included in general and administrative expenses in the consolidated statements of income. The non-cash stock-based expense amounts are included in the non-cash stock-based compensation expense for restricted stock awards in the consolidated statements of operations.

Common Stock

The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

17.    Commitments and Contingencies

Operating Leases

We lease corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. Total rent expense under these agreements was $13.1 million, $8.5 million and $6.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum annual rental commitments related to these leases are as follows as of December 31, 2015 (in thousands):

Year	Amount
2016	$12,122
2017	11,196
2018	9,273
2019	8,125
2020	7,550
Thereafter	9,602
$57,868

Software License Agreements

We have a software license and OEM (original equipment manufacturer) agreement with a third-party vendor for the purposes of development and testing, and support of end users and use with the customer application expiring on December 31, 2016. Future commitments related to this agreement are as follows as of December 31, 2015 (in thousands):

Year	Amount
2016	$1,155
$1,155
Litigation

From time-to-time, Ultimate is involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently a party to any legal proceeding the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our operating results or financial condition.

18.    Related Party Transactions

For the years ending December 31, 2015, 2014 and 2013, we had no related party transactions.

19.    Employee Benefit Plan

Ultimate provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the 401(k) Plan, which are made at the sole discretion of Ultimate, were $7.2 million, $5.5 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of December 31, 2015, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this assessment, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on Ultimate’s internal control over financial reporting as of December 31, 2015, which is included below on this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2015 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:
We have audited The Ultimate Software Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 26, 2016
Fort Lauderdale, Florida
Certified Public Accountants

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers (Messrs. Scott Scherr, Marc D. Scherr, Mitchell K. Dauerman, Adam Rogers, Greg Swick, Robert Manne and Chris Phenicie), directors and other key employees of Ultimate, and their ages as of February 18, 2016, are as follows:

Name	Age	Position(s)
Scott Scherr	63	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	58	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	58	Executive Vice President, Chief Financial Officer and Treasurer
Adam Rogers	41	Senior Vice President, Chief Technology Officer
Greg Swick	52	Senior Vice President, Chief Enterprise Sales Officer
Robert Manne	62	Senior Vice President, General Counsel
Chris Phenicie	44	Senior Vice President, Chief Mid-Market Sales Officer
James A. FitzPatrick, Jr.	66	Director
Alois T. Leiter	50	Director
LeRoy A. Vander Putten	81	Director
Rick A. Wilber	69	Director
Robert A. Yanover	79	Director
Julie Dodd	46	Senior Vice President, Chief Services Officer
Bill Hicks	50	Senior Vice President, Chief Relationship Officer
Jody Kaminsky	41	Senior Vice President, Marketing
Vivian Maza	54	Senior Vice President, Chief People Officer and Secretary

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

Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal.  Messrs. Scott Scherr and Al Leiter serve on the Board in the class whose term expires at the Annual Meeting of Stockholders ("Annual Meeting") in 2016. Messrs. LeRoy A. Vander Putten and Robert A. Yanover serve on the Board in the class whose term expires at the Annual Meeting in 2017. Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting in 2018.

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

When considering potential director candidates, the Board considers, and the Nominating Committee will consider, the candidate’s independence (as mandated by the NASDAQ rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of Ultimate and the Board.  Other information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2016 under the heading “Corporate Governance, Board Meetings and Committees of the Board.”  In 2015, Ultimate did not pay any fees to a third party to assist in identifying or evaluating potential nominees.

The Nominating Committee and the Board will consider director candidates recommended by Ultimate’s stockholders in a similar manner as those recommended by members of management or other directors.

Other Information

The information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2016 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance, Board Meetings and Committees of the Board-Audit Committee.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2016 Annual Meeting under the headings “Executive Compensation Policy,” “Director Compensation” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2016 Annual Meeting under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information.

The following table summarizes information related to Ultimate’s equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column ( a ))
Equity compensation plans approved by security holders	531,509	$27.36	535,677
Equity compensation plans not approved by security holders	—	—	—
Total	531,509	$27.36	535,677

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2016 Annual Meeting under the headings “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance, Board Meetings and Committees of the Board.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2016 Annual Meeting under the heading “KPMG LLP Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Form 10-K:

1.
The following consolidated financial statements of Ultimate, together with the report thereon, of KPMG LLP, our Independent Registered Public Accounting Firm, are included in Part II, Item 8, of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

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
10.17
Amended and Restated Change in Control Bonus Plan for Executive Officers dated April 26, 2010 (incorporated by reference to Exhibit 10.1 to Ultimate’s Current Report on Form 8-K, dated February 2, 2016) †

10.18
Commercial lease between 2000 Main Street Associates, LLC (“Landlord”) and Ultimate, dated November 3, 2010 (incorporated by reference to Exhibit 10.54 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)

10.19
Commercial lease between Micari Holdings, LLC (“Landlord”) and Ultimate, dated November 5, 2010 (incorporated by reference to Exhibit 10.55 to Ultimate’s Annual Report on Form 10-K, dated March 1, 2011)

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
10.23
License and Master Services Agreement between IO Phoenix One, LLC and Ultimate, dated February 27, 2012, as amended (incorporated by reference to Exhibit 10.2 to Ultimate's Quarterly Report on Form 10-Q, dated November 9, 2012) ✓

10.24
Master Services Agreement between Savvis Communications Canada, Inc. and Ultimate, dated April 30, 2013 (incorporated by reference to Exhibit 10.1 to Ultimate's Quarterly Report on Form 10-Q, dated August 8, 2013) ✓

10.25
Service Schedule between Savvis Communications Canada, Inc. and Ultimate, dated April 30, 2013 (incorporated by reference to Exhibit 10.2 to Ultimate's Quarterly Report on Form 10-Q, dated August 8, 2013) ✓

10.26
Colocation Services Service Level Attachment between Savvis Communications Canada, Inc. and Ultimate, dated April 30, 2013 (incorporated by reference to Exhibit 10.3 to Ultimate's Quarterly Report on Form 10-Q, dated August 8, 2013) ✓

10.27
Commercial lease between DP Weston Pointe III, LLC, ("Landlord") and Ultimate, dated December 8, 2014 (incorporated by reference to Exhibit 10.27 to Ultimate's Annual Report on Form 10-K, dated February 27, 2015)

10.28	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 to Ultimate's Annual Report on Form 10-K, dated February 27, 2015) †
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Ultimate's Annual Report on Form 10-K, dated February 27, 2015)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

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

Date:  February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr	President, Chief Executive Officer and Chairman of the Board	February 26, 2016
Scott Scherr

/s/ Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2016
Mitchell K. Dauerman

/s/ Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	February 26, 2016
Marc D. Scherr

/s/ James A. FitzPatrick, Jr.	Director	February 26, 2016
James A. FitzPatrick, Jr.

/s/ LeRoy A. Vander Putten	Director	February 26, 2016
LeRoy A. Vander Putten

/s/ Rick Wilber	Director	February 26, 2016
Rick Wilber

/s/ Robert A. Yanover	Director	February 26, 2016
Robert A. Yanover

/s/ Alois T. Leiter	Director	February 26, 2016
Alois T. Leiter