Form 10-Q
period 2016-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2016-05-05
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 28,875,883 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of March 31, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$83,372	$109,325
Investments in marketable securities	12,944	10,780
Accounts receivable, net of allowance for doubtful accounts of $900 for 2016 and 2015	139,964	130,106
Prepaid expenses and other current assets	48,536	46,804
Deferred tax assets, net	839	883
Total current assets before funds held for clients	285,655	297,898
Funds held for clients	1,312,428	923,308
Total current assets	1,598,083	1,221,206
Property and equipment, net	141,508	125,492
Goodwill	24,873	24,410
Investments in marketable securities	7,461	9,278
Intangible assets, net	5,094	5,167
Other assets, net	34,253	31,107
Deferred tax assets, net	48,901	48,909
Total assets	$1,860,173	$1,465,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,479	$7,395
Accrued expenses	46,498	42,097
Deferred revenue	147,064	142,793
Capital lease obligations	5,231	4,488
Other borrowings	300	400
Total current liabilities before client fund obligations	208,572	197,173
Client fund obligations	1,312,671	923,366
Total current liabilities	1,521,243	1,120,539
Deferred revenue	2,813	2,934
Deferred rent	4,885	3,719
Capital lease obligations	4,826	3,665
Deferred income tax liability	644	646
Total liabilities	1,534,411	1,131,503
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 33,518,864 and 33,260,879 shares issued as of 2016 and 2015, respectively	335	333
Additional paid-in capital	480,961	463,609
Accumulated other comprehensive loss	(6,237)	(7,829)
Accumulated earnings	62,062	59,627
	537,121	515,740
Treasury stock, 4,657,995 and 4,467,595 shares, at cost, for 2016 and 2015, respectively	(211,359)	(181,674)
Total stockholders’ equity	325,762	334,066
Total liabilities and stockholders’ equity	$1,860,173	$1,465,569

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Recurring	$152,751	$119,109
Services	34,463	25,768
Total revenues	187,214	144,877
Cost of revenues:
Recurring	39,457	32,789
Services	32,804	24,318
Total cost of revenues	72,261	57,107
Gross profit	114,953	87,770
Operating expenses:
Sales and marketing	56,582	40,763
Research and development	27,515	21,398
General and administrative	21,529	15,852
Total operating expenses	105,626	78,013
Operating income	9,327	9,757
Other income (expense):
Interest and other expense	(184)	(115)
Other income, net	103	57
Total other expense, net	(81)	(58)
Income before income taxes	9,246	9,699
Provision for income taxes	(6,811)	(5,539)
Net income	$2,435	$4,160
Net income per share:
Basic	$0.08	$0.15
Diluted	$0.08	$0.14
Weighted average shares outstanding:
Basic	28,825	28,583
Diluted	29,833	29,567

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income	$2,435	$4,160
Other comprehensive income (loss):
Unrealized gain on investments in marketable available-for-sale securities	190	8
Unrealized gain (loss) on foreign currency translation adjustments	1,478	(2,020)
Other comprehensive income (loss), before tax	1,668	(2,012)
Income tax expense related to items of other comprehensive income	(76)	(3)
Other comprehensive income (loss), net of tax	$1,592	$(2,015)
Comprehensive income	$4,027	$2,145

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,435	$4,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,101	5,246
Provision for doubtful accounts	1,306	973
Non-cash stock-based compensation expense	26,414	16,077
Income taxes	6,565	5,243
Net amortization of premiums and accretion of discounts on available-for-sale securities	69	—
Excess tax benefit from employee stock plan	(6,590)	(8,845)
Changes in operating assets and liabilities:
Accounts receivable	(11,164)	(621)
Prepaid expenses and other current assets	(1,732)	(1,878)
Other assets	(3,146)	(2,168)
Accounts payable	2,084	2,215
Accrued expenses and deferred rent	5,567	3,945
Deferred revenue	4,150	1,708
Net cash provided by operating activities	32,059	26,055
Cash flows from investing activities:
Purchases of property and equipment	(17,621)	(10,941)
Purchases of marketable securities	(98,913)	(1,765)
Maturities of marketable securities	18,985	1,823
Net purchases of client funds securities	(309,419)	(88,085)
Net cash used in investing activities	(406,968)	(98,968)
Cash flows from financing activities:
Repurchases of Common Stock	(29,685)	(6,191)
Net proceeds from issuances of Common Stock	1,248	1,569
Excess tax benefits from employee stock plan	6,590	8,845
Withholding taxes paid related to net share settlement of equity awards	(17,883)	(10,068)
Principal payments on capital lease obligations	(1,359)	(1,184)
Repayments of other borrowings	(100)	(98)
Net increase in client fund obligations	389,305	88,085
Net cash provided by financing activities	348,116	80,958
Effect of exchange rate changes on cash	840	(1,069)
Net (decrease) increase in cash and cash equivalents	(25,953)	6,976
Cash and cash equivalents, beginning of period	109,325	108,298
Cash and cash equivalents, end of period	$83,372	$115,274

Supplemental disclosure of cash flow information:
Cash paid for interest	$101	$91
Cash paid for taxes	$535	$215

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$3,263	$3,317
Stock based compensation for capitalized software	$986	$780
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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

2.	Basis of Presentation, Consolidation and the Use of Estimates
The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 26, 2016 (the “Form 10-K”).
The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2016 are not necessarily indicative of operating results for the full fiscal year or for any future periods.
The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2015, included in the Form 10-K, have not significantly changed.
Fair Value of Financial Instruments
Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for clients and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value (due to their relatively short maturity) as of March 31, 2016 and December 31, 2015.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" ("ASU 2015-14"), which defers the effective date of ASU 2014-09 for all entities by one year. Under ASU 2015-14, the new standard is effective for Ultimate on January 1, 2018. Early adoption will be permitted, but not before the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08") which clari fies the guidance in ASU 2014-09 and has the same effective date as the original standard. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect the standard will have on our ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which requires that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. Further, it requires that if a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will not change GAAP for a customer’s accounting for service contracts. In addition, ASU 2015-05 supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The new standard became effective for Ultimate on January 1, 2016. The standard permits the use of either the prospective or retrospective method. The effect of the adoption of ASU 2015-05 has had no material impact on our ongoing financial reporting.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17”).  ASU 2015-17 requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component and present the net deferred tax as a single noncurrent amount in a classified balance sheet. The new standard is effective for Ultimate on January 1, 2017 and early adoption is permitted. The standard permits the use of either the prospective or retrospective method. We are evaluating the effect that ASU 2015-17 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect the standard will have on our ongoing financial reporting.
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for Ultimate on January 1, 2019 and early adoption is permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We have not yet determined the effect the standard will have on our ongoing financial reporting.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard is effective for Ultimate on January 1, 2017 and early adoption is permitted. The standard requires transition for specific objectives of the standard. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. Further, an entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures. We have not yet determined the effect the standard will have on our ongoing financial reporting.
4.    Funds held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses resulting from available-for-sale securities are included in other (expense) income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three months ended March 31, 2016 and March 31, 2015.
Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $106 thousand of unrealized gain and $84 thousand of unrealized loss, on available-for-sale securities as of March 31, 2016 and December 31, 2015, respectively.

The amortized cost, net unrealized gain and fair value of our funds held for customers and corporate investments in marketable available-for-sale securities as of March 31, 2016 and December 31, 2015 are shown below (in thousands):

	As of March 31, 2016			As of December 31, 2015
	Amortized Cost	Net Unrealized Gain	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)	Fair Value (1)
Type of issue:
Funds held for clients – money market securities and other cash equivalents	$1,162,849	$—	$1,162,849	$853,392	$—	$853,392
Available-for-sale securities:
Corporate debentures – bonds	10,822	11	10,833	13,232	(31)	13,201
Commercial paper	2,099	—	2,099	2,097	—	2,097
U.S. Agency bonds	149,734	91	149,825	70,208	(44)	70,164
U.S. Treasury bills	3,706	1	3,707	703	(3)	700
Asset-Backed Securities	3,517	3	3,520	3,818	(6)	3,812
Total corporate investments and funds held for clients	$1,332,727	$106	$1,332,833	$943,450	$(84)	$943,366
_________________
(1) Included within available-for-sale securities as of March 31, 2016 and December 31, 2015 are corporate investments with fair values of $20.4 million and $20.1 million, respectively. Included within available-for-sale securities as of March 31, 2016 and December 31, 2015 are funds held for customers with fair values of $149.6 million and $69.9 million, respectively. All available-for-sale securities were included in Level 2 of the fair value hierarchy.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2016 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(5)	$4,357	$(1)	$300	$(6)	$4,657
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	—	—	—	—	—	—
U.S. Treasury bills	(1)	2,203	—	—	(1)	2,203
Asset-Backed Securities	(1)	1,851	—	—	(1)	1,851
Total	$(7)	$8,411	$(1)	$300	$(8)	$8,711
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

The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of March 31, 2016, are shown below (in thousands):

	March 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$132,608	$132,690
Due after one year	37,270	37,294
Total	$169,878	$169,984
We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued, based on quoted market prices in active markets, include certificates of deposit. Such instruments are generally classified within Level 1 of the fair value hierarchy. We did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2016 or the twelve months ended December 31, 2015. No assets or investments were classified as Level 3 as of March 31, 2016 or as of December 31, 2015.
The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills and asset-backed securities owned by Ultimate. Such instruments are generally classified within Level 2 of the fair value hierarchy. Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016				As of December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$10,833	$—	$10,833	$—	$13,201	$—	$13,201	$—
Commercial paper	2,099	—	2,099	—	2,097	—	2,097	—
U.S. Agency bonds	149,825	—	149,825	—	70,164	—	70,164	—
U.S. Treasury bills	3,707	—	3,707	—	700	—	700	—
Asset-Backed Securities	3,520	—	3,520	—	3,812	—	3,812	—
Total	$169,984	$—	$169,984	$—	$89,974	$—	$89,974	$—
Assets measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of March 31, 2016 and the audited consolidated balance sheet as of December 31, 2015 as short-term and long-term investments in marketable securities. There were no financial liabilities accounted for at fair value as of March 31, 2016 and December 31, 2015.

5.	Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease, which range from 3 to 15 years. Maintenance and repairs are charged to expense when incurred;

betterments are capitalized. Upon the sale or retirement of assets, the cost, accumulated depreciation and amortization are removed from the accounts and any gain or loss is recognized.
Property and equipment as of March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Computer equipment	$149,019	$140,297
Internal-use software	83,607	75,529
Other property and equipment	44,446	39,222
Property and equipment	277,072	255,048
Less: accumulated depreciation and amortization	135,564	129,556
Property and equipment, net	$141,508	$125,492
We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three months ended March 31, 2016, we capitalized $8.1 million of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There were $6.5 million of software development costs related to the Development Project which were capitalized in the three months ended March 31, 2015. For the three months ended March 31, 2016, these capitalized costs were from direct labor costs. For the three months ended March 31, 2015, these capitalized costs were from direct labor costs and third party consulting fees. These capitalized costs are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended March 31, 2016 and March 31, 2015, there was $0.3 million and $0.3 million, respectively, of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software (e.g., from the Recruitment release) is included in cost of recurring revenues.

6.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Prepaid commissions on cloud sales	$25,637	$22,119
Other prepaid expenses	13,076	11,978
Other current assets	9,823	12,707
Total prepaid expenses and other current assets	$48,536	$46,804
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
The changes in the carrying value of goodwill since December 31, 2015 were as follows (in thousands):

For the Three Months Ended March 31, 2016
Goodwill, December 31, 2015	$24,410
Translation adjustment (1)	463
Goodwill, March 31, 2016	$24,873
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
Intangible Assets
The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(1,599)	$(942)	$2,659	5
Customer relationships	3,200	(822)	(1)	2,377	8
Non-compete agreements	300	(241)	(1)	58	1
	$8,700	$(2,662)	$(944)	$5,094	6

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(1,463)	$(1,112)	$2,625	5
Customer relationships	3,200	(736)	(4)	2,460	8
Non-compete agreements	300	(216)	(2)	82	1
	$8,700	$(2,415)	$(1,118)	$5,167	6
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
Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $247 thousand and $264 thousand for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Basic weighted average shares outstanding	28,825	28,583
Effect of dilutive equity instruments	1,008	984
Diluted weighted average shares outstanding	29,833	29,567

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	2	140

9.	Foreign Currency
The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars. The functional currency of Ultimate Canada is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three months ended March 31, 2016 and March 31, 2015.
For the three months ended March 31, 2016 and March 31, 2015, Ultimate had an unrealized translation gain of $1.5 million and an unrealized translation loss of $2.0 million, respectively. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, are cumulative unrealized translation losses of $6.3 million as of March 31, 2016 and $7.8 million as of December 31, 2015.

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
As of March 31, 2016, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 60,827 shares.
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Non-cash stock-based compensation expense:
Cost of recurring revenues	$1,930	$1,427
Cost of services revenues	1,545	1,282
Sales and marketing	13,668	7,783
Research and development	1,847	1,248
General and administrative	7,424	4,337
Total non-cash stock-based compensation expense	$26,414	$16,077
Stock-based compensation for the first quarter of 2016 was $26.4 million, as compared with stock-based compensation of $16.1 million for the first quarter of 2015. The $10.3 million increase in stock-based compensation included an increase of $7.4 million associated with modifications made to the Company’s change in control plans in March 2015 and February 2016 which significantly reduced the potential payments that could be made under such plans. As previously disclosed, these changes were made to better align management's incentives with long-term value creation for our shareholders. As part of the modifications in connection with unwinding the change in control plans, time-based restricted stock awards (vesting over three years) were granted to certain senior officers in March 2015 and February 2016.
Net cash proceeds from the exercise of Options were $1.2 million for the three months ended March 31, 2016, and $1.6 million for the three months ended March 31, 2015. There was a $6.6 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three months ended March 31, 2016, and an $8.8 million excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three months ended March 31, 2015.
Stock Option, Restricted Stock and Restricted Stock Unit Activity
There were no Options granted during the three months ended March 31, 2016. The following table summarizes stock option activity (for previously granted Options) for the three months ended March 31, 2016 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	532	$27.36	1.8	$89,373
Granted	—	—	—	—
Exercised	(53)	23.54	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2016	479	$27.78	1.6	$79,310
Exercisable at March 31, 2016	479	$27.78	1.6	$79,310
The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on March 31, 2016. The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock. Total intrinsic value of Options exercised was $7.9 million for the three months ended March 31, 2016, and $28.2 million, for the three months ended March 31, 2015. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three months ended March 31, 2016 and March 31, 2015, respectively.
As of March 31, 2016, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.
The following table summarizes restricted stock awards and restricted stock unit awards granted during the three months ended March 31, 2016 and March 31, 2015:

	For the Three Months Ended March 31,
	2016	2015
Restricted Stock Awards:
Non-Employee Directors	2,550	2,535
Senior Officers	350,523	484,320
Total Restricted Stock Awards Granted	353,073	486,855

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	239,403	156,655
Total Restricted Stock Unit Awards Granted	239,403	156,655
The following table summarizes the activity pertaining to Common Stock previously issued under restricted stock awards and restricted stock unit awards which vested during the three months ended March 31, 2016 and March 31, 2015:

	For the Three Months Ended March 31,
	2016				2015
	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued
Restricted Stock Awards:
Non-Employee Directors	5,591	—	$0.0	5,591	5,856	—	$0.0	5,856
Senior Officers	161,436	59,412	9.3	102,024	—	—	0.0	—
Non-Senior Officers and Other Employees	1,700	639	0.1	1,061	1,125	378	0.1	747
Total Restricted Stock Awards	168,727	60,051	$9.4	108,676	6,981	378	$0.1	6,603

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	150,586	54,202	$8.5	96,384	170,590	60,461	$10.0	110,129
Total Restricted Stock Unit Awards	150,586	54,202	$8.5	96,384	170,590	60,461	$10.0	110,129
______________________________
(1) During the three months ended March 31, 2016 and March 31, 2015, of the shares released, 114,253 and 60,839 shares, respectively, were retained by Ultimate and not issued, in satisfaction of withholding payroll tax requirements applicable to the payment of such awards.
The following table summarizes restricted stock award and restricted stock unit activity for the three months ended March 31, 2016 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2015	1,366	$142.61	435
Granted	353	156.12	239
Vested and Released	(169)	158.56	(151)
Forfeited or expired	—	—	(2)
Outstanding at March 31, 2016	1,550	$143.96	521

As of March 31, 2016, $157.6 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.8 years. As of March 31, 2016, $69.9 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 2.2 years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and its subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in conjunction with Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016 (the “Form 10-K”).
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

In the fall of 2015, Ultimate began deploying an ACA toolkit that enables our customers to comply with ACA regulations by the 2016 deadline. The toolkit is embedded in UltiPro and automatically populates the Forms 1094-C and 1095-C with the appropriate information. In addition, Ultimate offers our customers additional optional ACA-related services, branded UltiPro ACA Employer Services. These include such services as printing and electronic filing of 1094-C and 1095-C forms with the IRS on our customer’s behalf and on-going proactive monitoring and managing of employee eligibility alerts, notices, and penalty responses. UltiPro’s tracking of hours worked in payroll ties to UltiPro’s benefits management, enabling automatic calculation of employees’ hours of service eligibility and providing HR leaders analytical insight into compliance risk related to the ACA delivered in the Healthcare Eligibility Dashboard and via our UltiPro ACA Toolkit.
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
The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”). For the three months ended March 31, 2016, our (i) recurring revenues grew by 28.2%, compared with the same period in 2015, and (ii) Non-GAAP Operating Income was $36.0 million, or 19.2% of total revenues, as compared with $26.1 million, or 18.0% of total revenues, for the same period in 2015. As of March 31, 2016, our Customer Retention, on a trailing twelve-month basis, exceeded 97% for our recurring revenue cloud customer base, which compares with greater than 96% for the prior year. See “Non-GAAP Financial Measures” below.
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
Ultimate has two primary revenue sources: recurring revenues and services revenues. The primary component of recurring revenues is subscription revenues from our cloud offering of UltiPro. The majority of services revenues are derived from implementation consulting services.
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

Fair Value of Financial Instruments
Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings approximated fair value (due to their relatively short maturity) as of March 31, 2016 and December 31, 2015.
Results of Operations
The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Recurring	81.6%	82.2%
Services	18.4	17.8
Total revenues	100.0	100.0
Cost of revenues:
Recurring	21.1	22.6
Services	17.5	16.8
Total cost of revenues	38.6	39.4
Gross profit	61.4	60.6
Operating expenses:
Sales and marketing	30.2	28.2
Research and development	14.7	14.8
General and administrative	11.5	10.9
Total operating expenses	56.4	53.9
Operating income	5.0	6.7
Other income (expense):
Interest expense and other	(0.1)	(0.1)
Other income, net	—	0.1
Total other expense, net	(0.1)	—
Income before income taxes	4.9	6.7
Provision for income taxes	(3.6)	(3.8)
Net income	1.3%	2.9%
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cost of recurring revenues	$1,930	$1,427
Cost of services revenues	1,545	1,282
Sales and marketing	13,668	7,783
Research and development	1,847	1,248
General and administrative	7,424	4,337
Total stock-based compensation expense	$26,414	$16,077

Overview of Financial Results
For the three months ended March 31, 2016, compared with the three months ended March 31, 2015, total revenues increased by $42.3 million and our total cost of revenues and operating expenses increased by $42.8 million, resulting in our operating income decreasing by $0.4 million.
During the three months ended March 31, 2016, our non-cash stock-based compensation expense increased $10.3 million, primarily as the result of changes we made with respect to our change in control plans ("CIC Plans") for certain senior officers. As part of an on-going comprehensive review of the senior officer compensation arrangements, the Board of Directors and the Compensation Committee took actions to modify the CIC Plans primarily to better align management's incentives with long-term value creation for our shareholders, by significantly amending the CIC Plan I (in March 2015 and February 2016), which covers Mr. Scott Scherr, our Chairman of the Board, President and Chief Executive Officer, Mr. Marc D. Scherr, our Vice Chairman of the Board and Chief Operating Officer, and Mr. Mitchell K. Dauerman, our Executive Vice President, Chief Financial Officer and Treasurer, and terminating our CIC Plan II (in March 2015), which covered eight other senior officers of the Company (collectively, the "CIC Plan Revisions"). The CIC Plans were designed to provide cash payments to senior officers covered by the respective plans upon a “change in control” of Ultimate Software. The change in control plans were originally established in 2004 in lieu of granting time-based equity awards, and they were amended in 2007 to increase the size of the change in control awards, again in lieu of granting time-based equity awards. Under the terms of each of the CIC Plans, we were required to provide each covered senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. The comparable value given to each such senior officer was in the form of a restricted stock award. These restricted stock awards granted in March 2015 and February 2016 in connection with the CIC Plan Revisions accounted for $7.4 million of the $10.3 million increase in our non-cash stock-based compensation expense for the three months ended March 31, 2016.
Also included in the non-cash stock-based compensation expense increase in 2016 were the effects of new grants in the year and the impact of changes in our stock price, which amounted to $2.9 million.
Our net income for the three months ended March 31, 2016 decreased $1.7 million in comparison with the same period last year, primarily as a result of the non-cash stock-based compensation expense changes (described above).
Revenues
Our revenues are primarily derived from recurring revenues and services revenues.
Total revenues increased 29.2% to $187.2 million for the three months ended March 31, 2016 from $144.9 million for the three months ended March 31, 2015.
Recurring revenues, consisting of subscription revenues from cloud-based UltiPro, increased 28.2% to $152.8 million for the three months ended March 31, 2016, from $119.1 million for the three months ended March 31, 2015. The increases in cloud revenues were primarily based on the revenue impact of incremental units sold to customers that have processed their first payroll using UltiPro (or gone "Live") since March 31, 2015, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.
Our annual revenue customer retention rate for our recurring revenue cloud customer base exceeded 97% as of March 31, 2016 (calculated on a 12-month rolling basis) which compares with greater than 96% for the same period in the prior year. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.
Services revenues increased 33.7% to $34.5 million for the three months ended March 31, 2016 from $25.8 million for the three months ended March 31, 2015. The increase in services revenues for the three-month period was primarily due to additional implementation revenues from incremental billable consultants to support increased sales and, to a lesser extent, an increase in the print services we offer our customers.
Cost of Revenues
Cost of revenues primarily consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide customer support services ("Customer Support") to cloud customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including hosting data center costs and, to a lesser extent, amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to Ultimate’s customers and, to a lesser extent, costs related to sales of payroll-related forms, time clocks and print services, as well as costs associated with certain client reimbursable out-of-pocket expenses.
Total cost of revenues increased 26.5% to $72.3 million for the three months ended March 31, 2016, from $57.1 million for the three months ended March 31, 2015.
Cost of recurring revenues increased 20.3% to $39.5 million for the three months ended March 31, 2016 from $32.8 million for the three months ended March 31, 2015. The increase in the cost of recurring revenues for the three-month period was primarily due to increases in both cloud costs and Customer Support costs, as described below:

•
For the three months ended March 31, 2016, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations.

•	The increase in Customer Support costs for the three months ended March 31, 2016 was primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.
Cost of services revenues increased 34.9% to $32.8 million for the three months ended March 31, 2016 from $24.3 million for the three months ended March 31, 2015. The increase in cost of services revenues for the three-month period was primarily due to the increased cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants) and, to a lesser extent, the increased use of implementation partners.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 38.8% to $56.6 million for the three months ended March 31, 2016 from $40.8 million for the three months ended March 31, 2015. The increase in sales and marketing expenses for the three-month period was primarily due to increased labor and related costs (including sales commissions and the impact of an increase in sales personnel) and, to a lesser extent, higher advertising and marketing expenses. Included in the increased labor and related costs for the three months ended March 31, 2016 was a portion of certain non-cash, stock-based compensation expenses relating to one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. Commissions on cloud sales are amortized over the initial contract term (typically 24 to 36 months) typically commencing on the Live date, which corresponds with the related cloud revenue recognition.
Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 28.6% to $27.5 million for the three months ended March 31, 2016 from $21.4 million for the three months ended March 31, 2015. The increase in research and development expenses for the three-month period was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended March 31, 2016 and March 31, 2015, we capitalized a total of $8.1 million (including $1.0 million in non-cash stock-based compensation) and $6.5 million (including $0.8 million in non-cash stock-based compensation), respectively, for internal-use software costs from a development project that will be offered as a cloud product (the "Development Project"). The capitalized costs for this Development Project were from direct labor costs for the three months ended March 31, 2016. The capitalized costs for this Development Project were from direct labor costs and third party consulting fees for the three months ended March 31, 2015. During the three months ended March 31, 2016 and March 31 2015, there was $0.3 million in each of the respective periods of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 35.8% to $21.5 million for the three months ended March 31, 2016 from $15.9 million for the three months ended March 31, 2015. The increase in general and administrative expenses for the three-month period was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, an increase in the provision for doubtful accounts and a portion of certain non-cash, stock-based compensation expenses relating to one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award.
Income Taxes
Income taxes for the three months ended March 31, 2016 and March 31, 2015 included a consolidated provision of $6.8 million and $5.5 million, respectively. The effective income tax rate for the three months ended March 31, 2016 and March 31, 2015 was 73.7% and 57.1%, respectively. The increase in the effective income tax rate for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015, was due to an increase in non-deductible expenses, primarily stock based compensation, and a resulting higher ratio of non-deductible expenses to pre-tax income.
At December 31, 2015, we had approximately $150.7 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Approximately $149.7 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, the tax benefit of which will primarily be credited to paid-in-capital and deferred tax asset when realized. As a result, the tax benefits associated with stock based compensation are included in net operating loss carryforwards but not reflected in deferred tax assets. The carryforwards expire from 2018 through 2035 and from 2016 through 2035, for Federal and state income tax reporting purposes, respectively. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state law provisions.
As of December 31, 2015, we had $6.0 million of gross unrecognized tax benefits resulting from a research and development credit attributable to the years 1998 through 2015, as a result of research and development credit activities studies, that if recognized would affect the annual effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.
We recognized $49.1 million of deferred tax assets, net of deferred tax liabilities, as of March 31, 2016. If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense. Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”). Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada. The deferred tax liability, net of available foreign tax credits, resulting from cumulative undistributed earnings were not deemed material.
Liquidity and Capital Resources
In recent years, we have funded operations primarily from cash flows generated from operations.
As of March 31, 2016, we had $96.3 million in cash, cash equivalents and short-term corporate investments in marketable securities, reflecting a net decrease of $23.8 million since December 31, 2015.  The total decrease was primarily from cash used for the repurchases of shares of Common Stock under our previously announced stock repurchase plan ("Stock Repurchase Plan"), of $29.7 million, $17.9 million of cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units, cash purchases of property and equipment (including principal payments on financed equipment) of $19.0 million (which includes $7.1 million of capitalized labor costs, paid in cash, associated with the Development Project), partially offset by cash provided by operations of $38.6 million (excluding the non-cash impact of the excess tax benefit associated with stock-based payment deductions) and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $1.2 million.
Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $6.0 million during the three months ended March 31, 2016 to $32.1 million, as compared with $26.1 million for the three months ended March 31, 2015. This increase was primarily due to an increase in cash operating income (after adjusting for non-cash expenses) of $11.2 million, partially offset by increased cash paid for working capital, including prepaid commissions (short- and long-term) in association with increased sales.

The net cash outflow from investing activities was $407.0 million for the three months ended March 31, 2016, as compared with a net cash outflow of $99.0 million for the three months ended March 31, 2015.  The increase of $308.0 million was primarily attributable to an increase in client funds received from our customers using the UltiPro payment services offering (“UltiPro Payment Services”) of $221.3 million, an increase in the purchases of marketable securities of $97.1 million (which includes $93.6 million of funds held for customers being invested in marketable securities in addition to our corporate funds), and an increase in cash purchases of property and equipment of $6.7 million, partially offset by an increase in maturities of marketable securities of $17.2 million. During the three months ended March 31, 2016, we capitalized software development costs related to the Development Project totaling $8.1 million (including $1.0 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. Beginning in December 2015, we began investing our customer funds in available for sale securities along with our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations. The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.
Net cash provided by financing activities was $348.1 million for the three months ended March 31, 2016, as compared with $81.0 million for the three months ended March 31, 2015. The $267.1 million increase in cash provided by financing activities was primarily related to an increase of $301.2 million in UltiPro Payment Services and a decrease of $2.3 million in the excess tax benefits associated with stock-based payment deductions, partially offset by an increase of $23.5 million in cash used for the repurchases of shares of our Common Stock under our Stock Repurchase Plan, and an increase of $7.8 million in cash used to settle employee tax withholding liabilities upon the vesting of restricted stock awards and restricted stock unit awards.
Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of March 31, 2016 were 68 days as compared with 62 days as of March 31, 2015. The increase of six days was associated with stronger sales bookings at the end of the first quarter of 2016.
Deferred revenues were $149.9 million at March 31, 2016, as compared with $145.7 million at December 31, 2015. The increase of $4.2 million in deferred revenues was primarily due to increased sales.
We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
As of March 31, 2016, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.
Off-Balance Sheet Arrangements
We do not, and, as of March 31, 2016, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three months ended March 31, 2016, stock-based compensation expense was $26.4 million, on a pre-tax basis. For the three months ended March 31, 2015, stock-based compensation expense was $16.1 million, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.
Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three months ended March 31, 2016, the amortization of acquired intangible assets was $0.2 million. For the three months ended March 31, 2015, the amortization of acquired intangible assets was $0.3 million. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Three Months Ended March 31,
	2016	2015
Non-GAAP operating income reconciliation:
Operating income	$9,327	$9,757
Operating income, as a % of total revenues	5.0%	6.7%
Add back:
Non-cash stock-based compensation expense	26,414	16,077
Non-cash amortization of acquired intangible assets	247	264
Non-GAAP operating income	$35,988	$26,098
Non-GAAP operating income, as a % of total revenues	19.2%	18.0%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of March 31, 2016, total corporate investments in available-for-sale marketable securities were $20.4 million.
As of March 31, 2016, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.8% per annum).
To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its March 31, 2016 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $156 thousand over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $139 thousand over the next 12 months.
Foreign Currency Risk. Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar. Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of March 31, 2016, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
(b) Changes in internal control over financial reporting. There have been no changes during the quarter ended March 31, 2016 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
The number of shares of Common Stock repurchased by us during the three months ended March 31, 2016 are indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2016	—	$—	4,467,595	532,405
February 1 - 29, 2016	114,253 (1)	$156.49	4,467,595	532,405
February 1 - 29, 2016	190,400	$155.91	4,657,995	342,005
March 1 - 31, 2016	—	$—	4,657,995	342,005
__________________
(1) Represents 114,253 shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 5,000,000 shares of its Common Stock. As of March 31, 2016, Ultimate had purchased 4,657,995 shares of Common Stock under our stock repurchase plan, with 342,005 shares being available for repurchase in the future. During the three months ended March 31, 2016, we purchased 190,400 shares of Common Stock under the stock repurchase plan at an average cost per share of $155.91.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2016 and March 31, 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and March 31, 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and March 31, 2015 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________
* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	May 5, 2016	By:	/s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)