Form 10-Q
period 2016-06-30
ULTIMATE SOFTWARE GROUP INC
filed 2016-08-05
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 28,938,028 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of June 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$82,318	$109,325
Investments in marketable securities	15,673	10,780
Accounts receivable, net of allowance for doubtful accounts of $900 for 2016 and 2015	147,167	130,106
Prepaid expenses and other current assets	53,280	46,804
Deferred tax assets, net	851	883
Total current assets before funds held for clients	299,289	297,898
Funds held for clients	930,790	923,308
Total current assets	1,230,079	1,221,206
Property and equipment, net	153,135	125,492
Goodwill	29,173	24,410
Investments in marketable securities	6,918	9,278
Intangible assets, net	10,840	5,167
Other assets, net	39,009	31,107
Deferred tax assets, net	48,874	48,909
Total assets	$1,518,028	$1,465,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,889	$7,395
Accrued liabilities	39,833	42,097
Deferred revenue	156,329	142,793
Capital lease obligations	5,101	4,488
Other borrowings	200	400
Total current liabilities before client fund obligations	210,352	197,173
Client fund obligations	931,249	923,366
Total current liabilities	1,141,601	1,120,539
Deferred revenue	2,660	2,934
Deferred rent	4,140	3,719
Capital lease obligations	4,354	3,665
Deferred income tax liability	824	646
Total liabilities	1,153,579	1,131,503
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 33,590,093 and 33,260,879 shares issued as of 2016 and 2015, respectively	336	333
Additional paid-in capital	517,912	463,609
Accumulated other comprehensive loss	(6,179)	(7,829)
Accumulated earnings	63,739	59,627
	575,808	515,740
Treasury stock, 4,657,995 and 4,467,595 shares, at cost, for 2016 and 2015, respectively	(211,359)	(181,674)
Total stockholders’ equity	364,449	334,066
Total liabilities and stockholders’ equity	$1,518,028	$1,465,569

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Recurring	$158,479	$124,407	$311,230	$243,516
Services	28,058	22,823	62,521	48,591
Total revenues	186,537	147,230	373,751	292,107
Cost of revenues:
Recurring	42,951	34,388	82,408	67,177
Services	29,342	23,621	62,146	47,939
Total cost of revenues	72,293	58,009	144,554	115,116
Gross profit	114,244	89,221	229,197	176,991
Operating expenses:
Sales and marketing	54,548	39,195	111,130	79,958
Research and development	29,053	23,906	56,568	45,304
General and administrative	22,180	18,488	43,709	34,340
Total operating expenses	105,781	81,589	211,407	159,602
Operating income	8,463	7,632	17,790	17,389
Other income (expense):
Interest and other expense	(180)	(135)	(364)	(250)
Other income, net	102	46	205	103
Total other expense, net	(78)	(89)	(159)	(147)
Income before income taxes	8,385	7,543	17,631	17,242
Provision for income taxes	(6,708)	(3,886)	(13,519)	(9,425)
Net income	$1,677	$3,657	$4,112	$7,817
Net income per share:
Basic	$0.06	$0.13	$0.14	$0.27
Diluted	$0.06	$0.12	$0.14	$0.26
Weighted average shares outstanding:
Basic	28,895	28,591	28,860	28,587
Diluted	29,893	29,591	29,927	29,599

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,677	$3,657	$4,112	$7,817
Other comprehensive income (loss):
Unrealized gain (loss) on investments in marketable available-for-sale securities	47	(1)	237	7
Unrealized gain (loss) on foreign currency translation adjustments	29	546	1,506	(1,474)
Other comprehensive income (loss), before tax	76	545	1,743	(1,467)
Income tax expense related to items of other comprehensive income	(17)	(1)	(93)	(4)
Other comprehensive income (loss), net of tax	$59	$544	$1,650	$(1,471)
Comprehensive income	$1,736	$4,201	$5,762	$6,346

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,112	$7,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,575	10,589
Provision for doubtful accounts	2,136	1,940
Non-cash stock-based compensation expense	55,057	37,854
Income taxes	13,281	9,312
Net amortization of premiums and accretion of discounts on available-for-sale securities	277	—
Excess tax benefit from employee stock plan	(13,130)	(15,910)
Changes in operating assets and liabilities:
Accounts receivable	(19,097)	(10,423)
Prepaid expenses and other current assets	(6,476)	(5,788)
Other assets	(7,902)	(4,424)
Accounts payable	1,494	(30)
Accrued liabilities and deferred rent	(2,843)	1,182
Deferred revenue	12,992	11,499
Net cash provided by operating activities	52,476	43,618
Cash flows from investing activities:
Purchases of property and equipment	(33,643)	(21,303)
Payment for acquisition	(9,125)	—
Purchases of marketable securities	(138,157)	(3,816)
Maturities of marketable securities	56,130	4,300
Net purchases of client funds securities	71,972	357,804
Net cash (used in) provided by investing activities	(52,823)	336,985
Cash flows from financing activities:
Repurchases of Common Stock	(29,685)	(30,743)
Net proceeds from issuances of Common Stock	2,729	2,340
Excess tax benefits from employee stock plan	13,130	15,910
Withholding taxes paid related to net share settlement of equity awards	(18,564)	(10,752)
Principal payments on capital lease obligations	(2,810)	(2,436)
Repayments of other borrowings	(200)	(367)
Net increase in client fund obligations	7,883	(357,804)
Net cash used in financing activities	(27,517)	(383,852)
Effect of exchange rate changes on cash	857	(773)
Net decrease in cash and cash equivalents	(27,007)	(4,022)
Cash and cash equivalents, beginning of period	109,325	108,298
Cash and cash equivalents, end of period	$82,318	$104,276

Supplemental disclosure of cash flow information:
Cash paid for interest	$208	$189
Cash paid for taxes	$1,223	$332

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$4,112	$3,749
Cash held in escrow for acquisition	$1,000	$—
Stock based compensation for capitalized software	$1,958	$1,418
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in twelve languages with more than 35 country-specific localizations. The solution is delivered via software-as-a-service to organizations based in the United States and Canada, including those with global workforces. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. We market our UltiPro solutions primarily to global enterprise companies, which we define as companies with more than 2,500 employees, including those with 10,000 or more employees; enterprise companies, which we define as those having 1,501-2,500 employees; mid-market companies, which we define as those having 501-1,500 employees; and strategic market companies, which we define as those having 300-500 employees. UltiPro is marketed primarily through our global enterprise, enterprise, mid-market and strategic direct sales teams.

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
The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of operating results for the full fiscal year or for any future periods.
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
Fair Value of Financial Instruments
Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for clients and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value (due to their relatively short maturity) as of June 30, 2016 and December 31, 2015.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" ("ASU 2015-14"), which defers the effective date of ASU 2014-09 for all entities by one year. Under ASU 2015-14, the new standard is effective for Ultimate on January 1, 2018. Early adoption will be permitted, but not before the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued

ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08"), in April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing" ("ASU 2016-10"), and in May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients", all which clarify the guidance in ASU 2014-09 and have the same effective dates as the original standard. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method and have not determined the effect the standard will have on our ongoing financial reporting.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17”). ASU 2015-17 requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component and present the net deferred tax as a single noncurrent amount in a classified balance sheet. The new standard is effective for Ultimate on January 1, 2017 and early adoption is permitted. The standard permits the use of either the prospective or retrospective method. We are evaluating the effect that ASU 2015-17 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
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
2016 Business Combinations
In the second quarter of 2016, we completed the acquisition of substantially all of the assets of Capital Analytics, Inc. (d/b/a Vestrics) (hereinafter referred to as "Vestrics") (the “Vestrics Acquisition”), a Delaware limited liability company located in North Carolina. The acquisition was deemed insignificant to the consolidated financial statements.
Acquisition of Capital Analytics, Inc.
On May 11, 2016 (the "Vestrics Closing Date"), pursuant to an asset purchase agreement with Vestrics, we acquired certain assets and liabilities in exchange for $10.1 million, of which $9.1 million was paid in cash during the three months ended June 30, 2016 and the remaining $1.0 million is being held in escrow and is included in accrued liabilities on our unaudited condensed consolidated balance sheet. We recorded the Vestrics Acquisition using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. Based on the preliminary valuation of Vestrics, the significant classes of assets and liabilities to which we allocated the purchase price were goodwill of $4.3 million (which includes working capital, net, totaling $0.2 million, which was assumed pursuant to the Vestrics Acquisition) and identifiable intangible assets of $6.0 million related to developed technology. Vestrics’ predictive technology enables a company to identify and analyze the connections between its investments in human capital and the performance-related business results of those investments. We will leverage Vestrics’ technology as we continue to expand our analytics capabilities across UltiPro. The fair value of the acquired developed technology was estimated using the cost approach. Identifiable intangible assets were assigned a total weighted-average amortization period of 7.0 years. Since the developed predictive technology acquired pursuant to the Vestrics Acquisition will be included in the development project currently being capitalized as internal-use software to be offered as a cloud product in the future, amortization of the Vestrics developed technology will begin when it is ready for its intended use.
The results of operations from this acquisition have been included in our unaudited condensed consolidated financial statements since the Vestrics Closing Date. Pro forma results of operations have not been presented because the effects of this business combination were not significant to our unaudited condensed consolidated results of operations.
5.    Funds held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses resulting from available-for-sale securities are included in other income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2016 and June 30, 2015.
Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $154 thousand of unrealized gain and $84 thousand of unrealized loss on available-for-sale securities as of June 30, 2016 and December 31, 2015, respectively.
The amortized cost, net unrealized gain and fair value of our funds held for customers and corporate investments in marketable available-for-sale securities as of June 30, 2016 and December 31, 2015 are shown below (in thousands):

	As of June 30, 2016			As of December 31, 2015
	Amortized Cost	Net Unrealized Gain	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)	Fair Value (1)
Type of issue:
Funds held for clients – money market securities and other cash equivalents	$781,457	$—	$781,457	$853,392	$—	$853,392
Available-for-sale securities:
Corporate debentures – bonds	10,289	20	10,309	13,232	(31)	13,201
Commercial paper	2,139	—	2,139	2,097	—	2,097
U.S. Agency bonds	149,214	119	149,333	70,208	(44)	70,164
U.S. Treasury bills	6,710	11	6,721	703	(3)	700
Asset-Backed Securities	3,418	4	3,422	3,818	(6)	3,812
Total corporate investments and funds held for clients	$953,227	$154	$953,381	$943,450	$(84)	$943,366
_________________
(1) Included within available-for-sale securities as of June 30, 2016 and December 31, 2015 are corporate investments with fair values of $22.6 million and $20.1 million, respectively. Included within available-for-sale securities as of June 30, 2016 and December 31, 2015 are funds held for customers with fair values of $149.3 million and $69.9 million, respectively. All available-for-sale securities were included in Level 2 of the fair value hierarchy.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2016 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(2)	$1,798	$(1)	$300	$(3)	$2,098
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	(8)	13,401	—	—	(8)	13,401
U.S. Treasury bills	—	—	—	—	—	—
Asset-Backed Securities	(1)	1,000	—	—	(1)	1,000
Total	$(11)	$16,199	$(1)	$300	$(12)	$16,499
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
The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of June 30, 2016, are shown below (in thousands):

	June 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$135,485	$135,605
Due after one year	36,285	36,319
Total	$171,770	$171,924
We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued, based on quoted market prices in active markets, include certificates of deposit. Such instruments are generally classified within Level 1 of the fair value hierarchy. We did not have any transfers into and out of Level 1 or Level 2 during the three and six months ended June 30, 2016 or the twelve months ended December 31, 2015. No assets or investments were classified as Level 3 as of June 30, 2016 or as of December 31, 2015.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills and asset-backed securities owned by Ultimate. Such instruments are generally classified within Level 2 of the fair value hierarchy. Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016				As of December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$10,309	$—	$10,309	$—	$13,201	$—	$13,201	$—
Commercial paper	2,139	—	2,139	—	2,097	—	2,097	—
U.S. Agency bonds	149,333	—	149,333	—	70,164	—	70,164	—
U.S. Treasury bills	6,721	—	6,721	—	700	—	700	—
Asset-Backed Securities	3,422	—	3,422	—	3,812	—	3,812	—
Total	$171,924	$—	$171,924	$—	$89,974	$—	$89,974	$—
Assets measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of June 30, 2016 and the audited consolidated balance sheet as of December 31, 2015 as short-term and long-term investments in marketable securities. There were no financial liabilities accounted for at fair value as of June 30, 2016 and December 31, 2015.

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
Property and equipment as of June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Computer equipment	$154,807	$140,297
Internal-use software	92,575	75,529
Leasehold improvements	31,695	25,246
Other property and equipment	15,836	13,976
Property and equipment	294,913	255,048
Less: accumulated depreciation and amortization	141,778	129,556
Property and equipment, net	$153,135	$125,492
We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three and six months ended June 30, 2016, we capitalized $9.0 million and $17.0 million, respectively, of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There were $6.3 million and $12.8 million of software development costs related to the Development Project which were capitalized in the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016 and June 30, 2015, these capitalized costs were primarily direct labor costs. These capitalized costs are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and six months ended June 30, 2016 and June 30, 2015, there was $0.3 million and $0.5 million, respectively, of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software (e.g., from the Recruitment release) is included in cost of recurring revenues.

7.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Prepaid commissions on cloud sales	$26,413	$22,119
Other prepaid expenses	15,767	11,978
Other current assets	11,100	12,707
Total prepaid expenses and other current assets	$53,280	$46,804

8.	Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses. Goodwill amounts are not amortized, but rather tested for impairment at least annually. Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition and amortized over their estimated useful lives.
The changes in the carrying value of goodwill since December 31, 2015 were as follows (in thousands):

For the Six Months Ended June 30, 2016
Goodwill, December 31, 2015	$24,410
Goodwill from Vestrics Acquisition (1)	4,295
Translation adjustment (2)	468
Goodwill, June 30, 2016	$29,173
__________________________
(1) Represents the goodwill recognized for the Vestrics Acquisition on May 11, 2016. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.
(2) Represents the impact of the foreign currency translation of the portion of goodwill that is recorded by our Canadian subsidiary whose functional currency is also its local currency. Such goodwill is translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).
Intangible Assets
The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$11,200	$(1,745)	$(943)	$8,512	6.2
Customer relationships	3,200	(908)	1	2,293	7.4
Non-compete agreements	300	(266)	1	35	0.4
	$14,700	$(2,919)	$(941)	$10,840	5.7

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(1,463)	$(1,112)	$2,625	4.8
Customer relationships	3,200	(736)	(4)	2,460	7.8
Non-compete agreements	300	(216)	(2)	82	0.9
	$8,700	$(2,415)	$(1,118)	$5,167	6.2
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
Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $257 thousand and $504 thousand for the three and six months ended June 30, 2016, respectively, and $264 thousand and $528 thousand for the three and six months ended June 30, 2015, respectively.

9.	Earnings Per Share
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
The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	28,895	28,591	28,860	28,587
Effect of dilutive equity instruments	998	1,000	1,067	1,012
Diluted weighted average shares outstanding	29,893	29,591	29,927	29,599

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	—	—	3	—

10.	Foreign Currency
The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars. The functional currency of Ultimate Canada is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2016 and June 30, 2015.
For the three and six months ended June 30, 2016, Ultimate had unrealized translation gains of $0.1 million and $1.5 million, respectively. For the three and six months ended June 30, 2015, Ultimate had an unrealized translation gain of $0.5 million and an unrealized translation loss of $1.5 million, respectively. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, are cumulative unrealized translation losses of $6.3 million as of June 30, 2016 and $7.8 million as of December 31, 2015.

11.	Stock-Based Compensation
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
At the 2016 Annual Meeting of Stockholders, held on May 16, 2016 (the “2016 Annual Meeting”), the stockholders of Ultimate approved the Plan, including an amendment to increase the number of shares of our Common Stock authorized for issuance pursuant to Awards granted under the Plan by 1,090,000 shares. As of June 30, 2016, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,129,085 shares. A complete copy of the Plan is contained in Ultimate's Form 8-K that was filed with the SEC on May 17, 2016.
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Non-cash stock-based compensation expense:
Cost of recurring revenues	$2,168	$1,546	$4,098	$2,973
Cost of services revenues	1,476	1,186	3,021	2,468
Sales and marketing	15,015	10,751	28,683	18,534
Research and development	1,920	1,842	3,767	3,090
General and administrative	8,064	6,452	15,488	10,789
Total non-cash stock-based compensation expense	$28,643	$21,777	$55,057	$37,854
Stock-based compensation for the three and six months ended June 30, 2016 was $28.6 million and $55.1 million, respectively, as compared with stock-based compensation of $21.8 million and $37.9 million for the three and six months ended June 30, 2015, respectively. The increases of $6.9 million and $17.2 million in stock-based compensation for the three and six month periods, respectively, included increases of $4.1 million and $11.5 million, respectively, associated with modifications made to the Company’s change in control plans in March 2015 and February 2016 which significantly reduced the potential payments that could be made under such plans. As previously disclosed, these changes were made to better align management's incentives with long-term value creation for our shareholders. As part of the modifications in connection with unwinding the change in control plans, time-based restricted stock awards (vesting over three years) were granted to certain senior officers in March 2015 and February 2016.
Net cash proceeds from the exercise of Options were $1.5 million and $2.7 million for the three and six months ended June 30, 2016, respectively, and $0.8 million and $2.3 million for the three and six months ended June 30, 2015. There was a $6.5 million and $13.1 million of excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three and six months ended June 30, 2016, respectively, and $7.1 million and $15.9 million of excess income tax benefit recognized in additional paid-in capital from the realization of stock-based payment deductions during the three and six months ended June 30, 2015, respectively.
Stock Option, Restricted Stock and Restricted Stock Unit Activity
There were no Options granted during the three and six months ended June 30, 2016. The following table summarizes stock option activity (for previously granted Options) for the six months ended June 30, 2016 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	532	$27.36	1.8	$89,373
Granted	—	—	—	—
Exercised	(113)	24.18	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2016	419	$28.22	1.5	$76,239
Exercisable at June 30, 2016	419	$28.22	1.5	$76,239
The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on June 30, 2016. The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock. Total intrinsic value of Options exercised was $10.4 million and $18.3 million for the three and six months ended June 30, 2016, respectively, and $4.6 million and $14.0 million, for the three and six months ended June 30, 2015, respectively. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three and six months ended June 30, 2016 and June 30, 2015, respectively.
As of June 30, 2016, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.

The following table summarizes restricted stock awards and restricted stock unit awards granted during the three months ended June 30, 2016 and June 30, 2015 (in thousands, except per share data):

	For the Three Months Ended June 30,
	2016	2015
Restricted Stock Awards:
Non-Employee Directors	2	2
Total Restricted Stock Awards Granted	2	2

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	28	12
Total Restricted Stock Unit Awards Granted	28	12
The following table summarizes the activity pertaining to Common Stock previously issued under restricted stock awards and restricted stock unit awards which vested during the three months ended June 30, 2016 and June 30, 2015 (in thousands, except per share data):

	For the Three Months Ended June 30,
	2016				2015
	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued
Restricted Stock Awards:
Non-Employee Directors	6	—	$0.0	6	6	—	$0.0	6
Total Restricted Stock Awards	6	—	$0.0	6	6	—	$0.0	6

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	10	4	$0.7	6	12	4	$0.7	8
Total Restricted Stock Unit Awards	10	4	$0.7	6	12	4	$0.7	8
______________________________
(1) During the three months ended June 30, 2016 and June 30, 2015, of the shares released, 3,624 and 4,147 shares, respectively, were retained by Ultimate and not issued, in satisfaction of withholding payroll tax requirements applicable to the payment of such awards.
The following table summarizes restricted stock award and restricted stock unit activity for the six months ended June 30, 2016 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2015	1,366	$142.61	435
Granted	355	156.36	268
Vested and Released	(174)	155.96	(160)
Forfeited or expired	—	—	(9)
Outstanding at June 30, 2016	1,547	$144.27	534

As of June 30, 2016, $137.9 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.5 years. As of June 30, 2016, $64.8 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 2.0 years.

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
Business Overview
Ultimate Software is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in twelve languages with more than 35 country-specific localizations. The solution is delivered primarily via software-as-a-service ("SaaS") to organizations based in the United States and Canada, including those with global workforces. As of June 30, 2016, we had more than 3,400 organizations as customers and approximately 30 million people records in our HCM cloud. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships.
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
We market our UltiPro solutions primarily to global enterprise companies, which we define as companies with more than 2,500 employees, including those with 10,000 or more employees; enterprise companies, which we define as those having 1,501-2,500 employees; mid-market companies, which we define as those having 501-1,500 employees; and strategic market companies, which we define as those having 300-500 employees. UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams. Our mid-market and strategic market customers have access to nearly all the features that our larger enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid- and strategic markets do not have information technology (“IT”) staff on their premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.” UltiPro is marketed primarily through our global enterprise, enterprise, mid-market and strategic direct sales teams.
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
All Optional Capabilities are priced solely on a subscription basis. Some of the Optional Capabilities are available to global enterprise, enterprise, mid-market and strategic market customers while others are available exclusively to either global enterprise, enterprise, mid-market or strategic market customers, and availability is based on the needs of the respective customers, the number of their employees and the complexity of their HCM environment.
The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”). For the three months ended June 30, 2016, our (i) recurring revenues grew by 27.4%, compared with the same period in 2015, and (ii) Non-GAAP Operating Income was $37.4 million, or 20.0% of total revenues, as compared with $29.7 million, or 20.2% of total revenues, for the same period in 2015. For the six months ended June 30, 2016, our (i) recurring revenues grew by 27.8%, compared with the same period in 2015, and (ii) Non-GAAP Operating Income was $73.4 million, or 19.6% of total revenues, as compared with $55.8 million, or 19.1% of total revenues, for the same period in 2015. As of June 30, 2016, our Customer Retention, on a trailing twelve-month basis, exceeded 97% for our recurring revenue cloud customer base, which compares with greater than 96% for the prior year. See “Non-GAAP Financial Measures” below.
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
Acquisitions
On May 11, 2016, we acquired certain assets and assumed certain liabilities of Capital Analytics, Inc., (d/b/a Vestrics), (the “Vestrics Acquisition”), a Delaware corporation located in North Carolina. Vestrics’ predictive technology enables a company to identify and analyze the connections between its investments in human capital and the performance-related business results of those investments. We will leverage Vestrics’ technology as we continue to expand our analytics capabilities across UltiPro. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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
Fair Value of Financial Instruments
Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings approximated fair value (due to their relatively short maturity) as of June 30, 2016 and December 31, 2015.
Results of Operations
The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Recurring	85.0%	84.5%	83.3%	83.4%
Services	15.0	15.5	16.7	16.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	23.0	23.4	22.1	23.0
Services	15.8	16.0	16.6	16.4
Total cost of revenues	38.8	39.4	38.7	39.4
Gross profit	61.2	60.6	61.3	60.6
Operating expenses:
Sales and marketing	29.2	26.6	29.7	27.4
Research and development	15.6	16.2	15.1	15.5
General and administrative	11.9	12.6	11.7	11.7
Total operating expenses	56.7	55.4	56.5	54.6
Operating income	4.5	5.2	4.8	6.0
Other income (expense):
Interest expense and other	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	0.1	—	—	—
Total other expense, net	—	(0.1)	(0.1)	(0.1)
Income before income taxes	4.5	5.1	4.7	5.9
Provision for income taxes	(3.6)	(2.6)	(3.6)	(3.2)
Net income	0.9%	2.5%	1.1%	2.7%
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our unaudited consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2016
	2016	2015	2016	2015
Cost of recurring revenues	$2,168	$1,546	$4,098	$2,973
Cost of services revenues	1,476	1,186	3,021	2,468
Sales and marketing	15,015	10,751	28,683	18,534
Research and development	1,920	1,842	3,767	3,090
General and administrative	8,064	6,452	15,488	10,789
Total stock-based compensation expense	$28,643	$21,777	$55,057	$37,854
Overview of Financial Results
For the three and six months ended June 30, 2016, compared with the three and six months ended June 30, 2015, total revenues increased by $39.3 million and $81.6 million, respectively, and the combination of our total cost of revenues and operating expenses increased by $38.5 million and $81.2 million, respectively, resulting in an increase in our operating income of $0.8 million and $0.4 million, respectively.
During the three and six months ended June 30, 2016, as compared with the same periods in 2015, our non-cash stock-based compensation expense increased $6.9 million and $17.2 million, respectively, primarily as the result of changes we made with respect to our change in control plans ("CIC Plans") for certain senior officers. As part of an on-going comprehensive review of the senior officer compensation arrangements, the Board of Directors and the Compensation Committee took actions to modify the CIC Plans primarily to better align management's incentives with long-term value creation for our shareholders, by significantly amending the CIC Plan I (in March 2015 and February 2016), which covers Mr. Scott Scherr, our Chairman of the Board, President and Chief Executive Officer, Mr. Marc D. Scherr, our Vice Chairman of the Board and Chief Operating Officer, and Mr. Mitchell K. Dauerman, our Executive Vice President, Chief Financial Officer and Treasurer, and terminating our CIC Plan II (in March 2015), which covered eight other senior officers of the Company (collectively, the "CIC Plan Revisions"). The CIC Plans were designed to provide cash payments to senior officers covered by the respective plans upon a “change in control” of Ultimate Software. The change in control plans were originally established in 2004 in lieu of granting time-based equity awards, and they were amended in 2007 to increase the size of the change in control awards, again in lieu of granting time-based equity awards. Under the terms of each of the CIC Plans, we were required to provide each covered senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. The comparable value given to each such senior officer was in the form of a restricted stock award. These restricted stock awards granted in March 2015 and February 2016 in connection with the CIC Plan Revisions accounted for $4.1 million of the $6.9 million increase in our non-cash stock-based compensation expense for the three months ended June 30, 2016 and $11.5 million of the $17.2 million increase for the six months ended June 30, 2016.
Also included in the non-cash stock-based compensation expense increase in 2016 were the effects of new grants in the year and the impact of changes in our stock price.
Our net income for the three and six months ended June 30, 2016 decreased $2.0 million and $3.7 million, respectively, in comparison with the same periods last year, primarily as a result of the non-cash stock-based compensation expense changes (described above).
Revenues
Our revenues are derived from recurring revenues and services revenues.
Total revenues increased 26.7% to $186.5 million for the three months ended June 30, 2016 from $147.2 million for the three months ended June 30, 2015, and 28.0% to $373.8 million for the six months ended June 30, 2016 from $292.1 million for the six months ended June 30, 2015.
Recurring revenues, consisting of subscription revenues from cloud-based UltiPro, increased 27.4% to $158.5 million for the three months ended June 30, 2016, from $124.4 million for the three months ended June 30, 2015 and 27.8% to $311.2 million for the six months ended June 30, 2016 from $243.5 million for the six months ended June 30, 215. The increases for the three and six months ended June 30, 2016 in cloud revenues were primarily based on the revenue impact of incremental units sold to customers that have processed their first payroll using UltiPro (or gone "Live") since June 30, 2015, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.

Our annual revenue customer retention rate for our recurring revenue cloud customer base exceeded 97% as of June 30, 2016 (calculated on a 12-month rolling basis) which compares with greater than 96% for the same period in the prior year. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.
Services revenues increased 22.9% to $28.1 million for the three months ended June 30, 2016 from $22.8 million for the three months ended June 30, 2015 and 28.7% to $62.5 million for the six months ended June 30, 2016 from $48.6 million for the six months ended June 30, 2015. The increases in services revenues for the three- and six-month periods were primarily due to additional implementation revenues from incremental billable consultants to support increased sales and, to a lesser extent, an increase in the print services that we offer our customers (which occurred in the first quarter of 2016).
Cost of Revenues
Cost of revenues consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide customer support services ("Customer Support") to cloud customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including hosting data center costs and, to a lesser extent, amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to Ultimate’s customers and, to a lesser extent, costs related to sales of payroll-related forms, time clocks and print services, as well as costs associated with certain client reimbursable out-of-pocket expenses.
Total cost of revenues increased 24.6% to $72.3 million for the three months ended June 30, 2016, from $58.0 million for the three months ended June 30, 2015 and 25.6% to $144.6 million for the six months ended June 30, 2016 from $115.1 million for the six months ended June 30, 2015.
Cost of recurring revenues increased 24.9% to $43.0 million for the three months ended June 30, 2016 from $34.4 million for the three months ended June 30, 2015 and 22.7% to $82.4 million for the six months ended June 30, 2016 from $67.2 million for the six months ended June 30, 2015. The increases in the cost of recurring revenues for the three- and six-month periods were primarily due to increases in both cloud costs and Customer Support costs, as described below:

•
For the three and six months ended June 30, 2016, the increases in cloud costs were principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations.

•
The increases in Customer Support costs for the three and six months ended June 30, 2016 were primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.

Cost of services revenues increased 24.2% to $29.3 million for the three months ended June 30, 2016 from $23.6 million for the three months ended June 30, 2015 and 29.6% to $62.1 million for the six months ended June 30, 2016 from $47.9 million for the six months ended June 30, 2015. The increases in cost of services revenues for the three- and six-month periods were primarily due to the increased cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants) and, to a lesser extent, the increased use of third parties, including implementation partners.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 39.2% to $54.5 million for the three months ended June 30, 2016 from $39.2 million for the three months ended June 30, 2015 and 39.0% to $111.1 million for the six months ended June 30, 2016 from $80.0 million for the six months ended June 30, 2015. The increases in sales and marketing expenses for the three- and six-month periods were primarily due to increased labor and related costs (including sales commissions and the impact of an increase in sales personnel) and, to a lesser extent, higher advertising and marketing expenses. Included in the increased labor and related costs for the three and six months ended June 30, 2016 was a portion of certain non-cash, stock-based compensation expenses relating to one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. Commissions on cloud sales are amortized over the initial contract term (typically 24 to 36 months) typically commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 21.5% to $29.1 million for the three months ended June 30, 2016 from $23.9 million for the three months ended June 30, 2015 and 24.9% to $56.6 million for the six months ended June 30, 2016 from $45.3 million for the six months ended June 30, 2015. The increases in research and development expenses for the three- and six-month periods were principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended June 30, 2016 and June 30, 2015, we capitalized a total of $9.0 million (including $1.0 million in non-cash stock-based compensation) and $6.3 million (including $0.6 million in non-cash stock-based compensation), respectively, for internal-use software costs from a development project that will be offered as a cloud product (the "Development Project"). The capitalized costs for this Development Project were from direct labor costs for the three months ended June 30, 2016. During the six months ended June 30, 2016 and June 30, 2015, we capitalized a total of $17.0 million (including $2.0 million in non-cash stock-based compensation) and $12.8 million (including $1.4 million in non-cash stock-based compensation), respectively, for the Development Project. During the three and six months ended June 30, 2016, there was $0.3 million and $0.5 million, respectively, in each of the respective periods of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as facility costs, external professional fees and the provision for doubtful accounts.  General and administrative expenses increased 20.0% to $22.2 million for the three months ended June 30, 2016 from $18.5 million for the three months ended June 30, 2015 and 27.3% to $43.7 million for the six months ended June 30, 2016 from $34.3 million for the six months ended June 30, 2015. The increases in general and administrative expenses for the three- and six-month periods were primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, an increase in facility costs to support the growth in headcount, including our headquarter locations, increased professional fees and a portion of certain non-cash, stock-based compensation expenses relating to one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award.
Income Taxes
Income taxes for the three and six months ended June 30, 2016 included a consolidated provision of $6.7 million and $13.5 million, respectively. The effective income tax rate for the three and six months ended June 30, 2016 was 80.0% and 76.7%, respectively. Income taxes for the three and six months ended June 30, 2015 included a consolidated provision of $3.9 million and $9.4 million, respectively. The effective income tax rate for the three and six months ended June 30, 2015 was 51.5% and 54.7%, respectively. The increases in the effective income tax rate for the three and six months ended June 30, 2016, as compared with the three and six months ended June 30, 2015, were due to an increase in non-deductible expenses, primarily stock based compensation, and a resulting higher ratio of non-deductible expenses to pre-tax income.
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

We recognized $48.9 million of deferred tax assets, net of deferred tax liabilities, as of June 30, 2016. If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense. Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”). Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada. The deferred tax liability, net of available foreign tax credits, resulting from cumulative undistributed earnings were not deemed material.
Liquidity and Capital Resources
In recent years, we have funded operations primarily from cash flows generated from operations.
As of June 30, 2016, we had $98.0 million in cash, cash equivalents and short-term corporate investments in marketable securities (collectively, "Cash"), reflecting a net decrease of $22.1 million since December 31, 2015.  The total decrease in Cash for the six-month period was primarily from cash used for the repurchases of shares of Common Stock under our previously announced stock repurchase plan ("Stock Repurchase Plan"), of $29.7 million, $18.6 million of cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units, cash purchases of property and equipment (including principal payments on financed equipment) of $33.6 million (which includes $15.1 million of capitalized labor costs, paid in cash, associated with the Development Project) and $9.1 million of cash used for the Vestrics Acquisition, partially offset by cash provided by operations of $65.6 million (excluding the non-cash impact of the excess tax benefit associated with stock-based payment deductions) and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $2.7 million.
Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $8.9 million during the six months ended June 30, 2016 to $52.5 million, as compared with $43.6 million for the six months ended June 30, 2015. This increase was primarily due to an increase in cash operating income (after adjusting for non-cash expenses) of $19.9 million, partially offset by increased cash paid for working capital, including prepaid commissions (short- and long-term) in association with increased sales.
The net cash outflow from investing activities was $52.8 million for the six months ended June 30, 2016, as compared with a net cash inflow of $337.0 million for the six months ended June 30, 2015.  The decrease of $389.8 million was primarily attributable to a net decrease in client funds received from our customers using the UltiPro payment services offering (“UltiPro Payment Services”) of $285.8 million, an increase in the purchases of marketable securities of $134.3 million (which includes $123.0 million of funds held for customers being invested in marketable securities in addition to our corporate funds), an increase in cash purchases of property and equipment of $12.3 million and cash used for the Vestrics Acquisition totaling $9.1 million, partially offset by an increase in maturities of marketable securities of $51.8 million. As part of the terms of the Vestrics Acquisition, there is $1.0 million of cash held in escrow. During the six months ended June 30, 2016, we capitalized software development costs related to the Development Project totaling $17.0 million (including $2.0 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. Beginning in December 2015, we began investing our customer funds in available for sale securities along with our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations. The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.
Net cash used in financing activities was $27.5 million for the six months ended June 30, 2016, as compared with $383.9 million net cash used in financing activities for the six months ended June 30, 2015. The $356.3 million decrease in cash used in financing activities was primarily related to a net increase of $365.7 million in client fund obligations for our UltiPro Payment Services and a decrease of $1.1 million in cash used for the repurchases of shares of our Common Stock under our Stock Repurchase Plan, partially offset by a decrease of $2.8 million in the excess tax benefits associated with stock-based payment deductions, and an increase of $7.8 million in cash used to settle employee tax withholding liabilities upon the vesting of restricted stock awards and restricted stock unit awards.

Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of June 30, 2016 were 72 days as compared with 67 days as of June 30, 2015. The increase of five days was associated with stronger sales bookings during the second quarter of 2016.
Deferred revenues were $159.0 million at June 30, 2016, as compared with $145.7 million at December 31, 2015. The increase of $13.3 million in deferred revenues was primarily due to increased sales.
We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
As of June 30, 2016, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.
Off-Balance Sheet Arrangements
We do not, and, as of June 30, 2016, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three and six months ended June 30, 2016, stock-based compensation expense was $28.6 million and $55.1 million, on a pre-tax basis. For the three and six months ended June 30, 2015, stock-based compensation expense was $21.8 million and $37.9 million, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.
Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three and six months ended June 30, 2016 and 2015, the amortization of acquired intangible assets was $0.3 million and $0.5 million, respectively. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Non-GAAP operating income reconciliation:
Operating income	$8,463	$7,632	$17,790	$17,389
Operating income, as a % of total revenues	4.5%	5.2%	4.8%	6.0%
Add back:
Non-cash stock-based compensation expense	28,643	21,777	55,057	37,854
Non-cash amortization of acquired intangible assets	257	264	504	528
Non-GAAP operating income	$37,363	$29,673	$73,351	$55,771
Non-GAAP operating income, as a % of total revenues	20.0%	20.2%	19.6%	19.1%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of June 30, 2016, total corporate investments in available-for-sale marketable securities were $22.6 million.
As of June 30, 2016, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 0.8% per annum).
To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its June 30, 2016 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $182 thousand over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $143 thousand over the next 12 months.
Foreign Currency Risk. Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar. Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of June 30, 2016, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
(b) Changes in internal control over financial reporting. There have been no changes during the quarter ended June 30, 2016 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
The number of shares of Common Stock repurchased by us during the three months ended June 30, 2016 are indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - 30, 2016	7 (1)	$195.12	4,467,595	1,342,005
May 1 - 31, 2016	3,617 (1)	$188.97	4,467,595	1,342,005
June 1 - 30, 2016	—	$—	4,657,995	1,342,005
__________________
(1) Represents 3,624 shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) On April 25, 2016, Ultimate's Board of Directors extended our stock repurchase plan further by authorizing the repurchase of up to 1,000,000 additional shares of our Common Stock under our stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time. Ultimate is authorized to purchase up to 6,000,000 shares of its Common Stock. As of June 30, 2016, Ultimate had purchased 4,657,995 shares of Common Stock under our stock repurchase plan, with 1,342,005 shares being available for repurchase in the future. There were no purchases of Common Stock under the stock repurchase plan for the three months ended June 30, 2016.

ITEM 6.	Exhibits

Number	Description
10.1	Form of Restricted Stock Unit Award Agreement.*
10.2	Form of Restricted Stock Award Agreement.*
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2016 and June 30, 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and June 30, 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and June 30, 2015 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________
* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	August 5, 2016	By:	/s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)