Form 10-Q
period 2016-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2016-11-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 29,000,829 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of September 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$94,786	$109,325
Investments in marketable securities	16,319	10,780
Accounts receivable, net of allowance for doubtful accounts of $900 for 2016 and 2015	147,683	130,106
Prepaid expenses and other current assets	57,237	46,804
Deferred tax assets, net	913	883
Total current assets before funds held for clients	316,938	297,898
Funds held for clients	394,400	923,308
Total current assets	711,338	1,221,206
Property and equipment, net	166,333	125,492
Goodwill	35,583	24,410
Investments in marketable securities	7,904	9,278
Intangible assets, net	23,551	5,167
Other assets, net	41,834	31,107
Deferred tax assets, net	83,531	48,909
Total assets	$1,070,074	$1,465,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,618	$7,395
Accrued liabilities	49,304	42,097
Deferred revenue	162,758	142,793
Capital lease obligations	5,509	4,488
Other borrowings	100	400
Total current liabilities before client fund obligations	229,289	197,173
Client fund obligations	395,150	923,366
Total current liabilities	624,439	1,120,539
Deferred revenue	2,492	2,934
Deferred rent	4,309	3,719
Capital lease obligations	5,090	3,665
Deferred income tax liability	584	646
Total liabilities	636,914	1,131,503
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 33,655,054 and 33,260,879 shares issued as of 2016 and 2015, respectively	336	333
Additional paid-in capital	533,805	463,609
Accumulated other comprehensive loss	(6,477)	(7,829)
Accumulated earnings	116,855	59,627
	644,519	515,740
Treasury stock, 4,657,995 and 4,467,595 shares, at cost, for 2016 and 2015, respectively	(211,359)	(181,674)
Total stockholders’ equity	433,160	334,066
Total liabilities and stockholders’ equity	$1,070,074	$1,465,569

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Recurring	$167,025	$131,768	$478,255	$375,284
Services	29,966	23,556	92,487	72,147
Total revenues	196,991	155,324	570,742	447,431
Cost of revenues:
Recurring	44,095	34,856	126,503	102,033
Services	32,069	25,027	94,215	72,966
Total cost of revenues	76,164	59,883	220,718	174,999
Gross profit	120,827	95,441	350,024	272,432
Operating expenses:
Sales and marketing	55,212	41,687	166,342	121,645
Research and development	31,699	23,027	88,267	68,331
General and administrative	25,284	19,120	68,993	53,460
Total operating expenses	112,195	83,834	323,602	243,436
Operating income	8,632	11,607	26,422	28,996
Other income (expense):
Interest and other expense	(179)	(118)	(543)	(368)
Other income, net	111	62	316	165
Total other expense, net	(68)	(56)	(227)	(203)
Income before income taxes	8,564	11,551	26,195	28,793
Provision for income taxes	(3,801)	(5,700)	(8,713)	(15,125)
Net income	$4,763	$5,851	$17,482	$13,668
Net income per share:
Basic	$0.16	$0.20	$0.60	$0.48
Diluted	$0.16	$0.20	$0.58	$0.46
Weighted average shares outstanding:
Basic	28,977	28,603	28,901	28,592
Diluted	30,475	29,715	30,360	29,651

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$4,763	$5,851	$17,482	$13,668
Other comprehensive income (loss):
Unrealized (loss) gain on investments in marketable available-for-sale securities	(74)	13	163	20
Unrealized (loss) gain on foreign currency translation adjustments	(253)	(2,035)	1,253	(3,509)
Other comprehensive (loss) income, before tax	(327)	(2,022)	1,416	(3,489)
Income tax benefit (expense) related to items of other comprehensive income	29	(4)	(64)	(8)
Other comprehensive (loss) income, net of tax	$(298)	$(2,026)	$1,352	$(3,497)
Comprehensive income	$4,465	$3,825	$18,834	$10,171

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$17,482	$13,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,202	16,012
Provision for doubtful accounts	2,707	3,390
Non-cash stock-based compensation expense	84,401	59,763
Income taxes	4,967	14,692
Net amortization of premiums and accretion of discounts on available-for-sale securities	511	—
Changes in operating assets and liabilities:
Accounts receivable	(20,184)	(23,154)
Prepaid expenses and other current assets	(10,433)	(8,116)
Other assets	(10,727)	(6,763)
Accounts payable	4,223	(494)
Accrued liabilities and deferred rent	3,947	10,821
Deferred revenue	19,253	21,626
Net cash provided by operating activities	115,349	101,445
Cash flows from investing activities:
Purchases of property and equipment	(49,735)	(33,538)
Payments for business combinations	(25,775)	—
Purchases of marketable securities	(158,571)	(14,464)
Maturities of marketable securities	74,930	6,380
Net change in money market securities and other cash equivalents held to satisfy client fund obligations	608,037	427,867
Net cash provided by investing activities	448,886	386,245
Cash flows from financing activities:
Repurchases of Common Stock	(29,685)	(31,083)
Net proceeds from issuances of Common Stock	3,639	3,646
Withholding taxes paid related to net share settlement of equity awards	(20,669)	(12,496)
Principal payments on capital lease obligations	(4,273)	(3,629)
Repayments of other borrowings	(300)	(467)
Net decrease in client fund obligations	(528,216)	(427,867)
Net cash used in financing activities	(579,504)	(471,896)
Effect of exchange rate changes on cash	730	(1,954)
Net (decrease) increase in cash and cash equivalents	(14,539)	13,840
Cash and cash equivalents, beginning of period	109,325	108,298
Cash and cash equivalents, end of period	$94,786	$122,138

Supplemental disclosure of cash flow information:
Cash paid for interest	$316	$285
Cash paid for taxes	$1,576	$540

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$6,719	$4,367
Cash held in escrow for business combinations	$3,850	$—
Stock based compensation for capitalized software	$2,830	$2,188
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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
The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of operating results for the full fiscal year or for any future periods.
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
Fair Value of Financial Instruments
Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for clients and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings, approximated fair value (due to their relatively short maturity) as of September 30, 2016 and December 31, 2015.
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
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard amends the accounting for certain aspects of share-based payments to employees. The standard requires transition for specific objectives of the standard. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. Further, an entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The new standard is effective for us beginning January 1, 2017, with early adoption permitted.
We elected to early adopt the new guidance in the third quarter of fiscal year 2016 which requires us to reflect any cumulative-effect and prospective method adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods in fiscal year 2016. Prior to the adoption of ASU 2016-09, companies could not recognize excess tax benefits (the amount by which the tax deduction exceeds the financial statement expense previously recorded) when a restricted stock unit or restricted stock award vested or an option was exercised if the related tax deduction resulted in an increase to a net operating loss carryforward rather than a reduction in income taxes payable. Consequently, the excess tax benefits were credited to additional paid-in-capital and a deferred tax asset was established, only to the extent realized through a reduction in income taxes payable, which resulted in the excess tax benefits being included in Ultimate’s net operating loss carryforwards, while being excluded from deferred tax assets on the balance sheet. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Adoption of the new standard resulted in a $39.7 million cumulative-effect adjustment as of January 1, 2016 to record a deferred tax asset with the offset to retained earnings in the balance sheet, representing the amount of our net operating loss carryforwards attributable to excess tax benefits. Additional amendments to the accounting for minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes is required to be recorded. We have elected to continue to estimate forfeitures expected to occur to determine the amount of non-cash stock-based compensation costs to be recognized in each period.
We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash from operations and net cash used in financing of $25.9 million for the nine months ended September 30, 2015. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our unaudited consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital of $3.3 million and $11.9 million for the three and nine months ended September 30, 2016, respectively, and impacted our previously reported quarterly results for fiscal year 2016 as follows (in thousands, except earnings per share data):

	Three Months Ended June 30, 2016		Three Months Ended March 31, 2016
	As reported	As adjusted	As reported	As adjusted
Income statements:
Provision for income taxes	$6,708	$2,263	$6,811	$2,646
Net income	$1,677	$6,122	$2,435	$6,600
Diluted earnings per share	$0.06	$0.20	$0.08	$0.22
Diluted weighted average shares outstanding	29,893	30,240	29,833	30,108
Cash flows statements:
Net cash provided by operating activities	$52,476	$65,606	$32,059	$38,649
Net cash (used in) provided by financing activities	$(27,517)	$(40,647)	$348,116	$341,526
Balance sheets:
Additional paid-in-capital	$517,912	$504,782	$480,961	$474,371
Accumulated earnings	$63,739	$72,349	$62,062	$66,227
In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which requires that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. Further, it requires that if a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will not change GAAP for a customer’s accounting for service contracts. In addition, ASU 2015-05 supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The new standard became effective for Ultimate on January 1, 2016. The standard permits the use of either the prospective or retrospective method. The effect of the adoption of ASU 2015-05 has had no material impact on our unaudited condensed consolidated financial statements and related disclosures.

4.	Business Combinations
2016 Business Combinations
During the third quarter of 2016, we completed the acquisition of Kanjoya, Inc. ("Kanjoya"), a California corporation (the “Kanjoya Acquisition”), located in San Francisco, California. During the second quarter of 2016, we completed the acquisition of substantially all of the assets of Capital Analytics, Inc. (d/b/a Vestrics) (hereinafter referred to as "Vestrics") (the “Vestrics Acquisition”), a Delaware limited liability company located in North Carolina. The Kanjoya Acquisition and the Vestrics Acquisition (the “2016 Acquisitions”) were deemed insignificant to the unaudited condensed consolidated financial statements on an individual basis and in the aggregate.

Acquisition of Kanjoya, Inc.
On September 29, 2016 (the Kanjoya Closing Date), pursuant to a merger agreement with Kanjoya, we acquired Kanjoya in exchange for $19.5 million, of which $16.7 million was paid in cash during the three months ended September 30, 2016 while the remaining $2.9 million is being held in escrow, and is included in accrued liabilities on our unaudited condensed consolidated balance sheet. We recorded the Kanjoya Acquisition using the acquisition method of accounting. The valuation and purchase price allocation for the Kanjoya Acquisition is in process and will be finalized prior to September 30, 2017. The third party valuation is expected to be completed by December 31, 2016 and any subsequent modifications to the valuation and purchase price allocation that may arise will be completed during the measurement period ending September 30, 2017. The valuation and purchase price allocation of the Kanjoya acquisition were not available as of the filing of this Form 10-Q due to our inability to gather all the data and information necessary to complete the valuation process, including, but not limited to, long-range financial planning for the stand-alone entity and an assessment of the acquired assembled workforce. The significant classes of assets and liabilities to which we preliminarily allocated the purchase price of Kanjoya were acquired intangibles for a total of $13.0 million (i.e., $12.0 million for developed technology and $1.0 million for customer relationships) and goodwill for the balance of $6.5 million. Such estimates of the fair value of the assets acquired are based on management's best judgment and prior experiences with business combinations; these estimates will be adjusted based on the valuation work performed by management, in conjunction with an independent third party. Kanjoya is a leading cloud workforce intelligence provider for enterprises. Based upon the technology acquired, we launched UltiPro Perception, a feature-set that enables businesses to identify and analyze attitudes and performance traits of their employees, managers, and teams from surveys and other sources of employee feedback. Kanjoya's workforce has joined Ultimate and will serve to establish an additional research and development hub for us in San Francisco.
The results of operations from this acquisition have been included in our unaudited condensed consolidated financial statements since the closing of the Kanjoya Acquisition. Pro forma results of operations have not been presented because the effects of this business combination were not deemed significant to our unaudited condensed consolidated results of operations.
Acquisition of Capital Analytics, Inc.
On May 11, 2016 (the "Vestrics Closing Date"), pursuant to an asset purchase agreement with Vestrics, we acquired certain assets and liabilities in exchange for $10.1 million, of which $9.1 million was paid in cash during the three months ended June 30, 2016 while the remaining $1.0 million is being held in escrow and is included in accrued liabilities on our unaudited condensed consolidated balance sheet. We recorded the Vestrics Acquisition using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The valuation of Vestrics has been completed and the significant classes of assets and liabilities to which we allocated the purchase price were goodwill of $4.3 million (which includes working capital, net, totaling $0.2 million, which was assumed pursuant to the Vestrics Acquisition) and identifiable intangible assets of $6.0 million related to developed technology. Vestrics’ predictive technology enables a company to identify and analyze the connections between its investments in human capital and the performance-related business results of those investments. We will leverage Vestrics’ technology as we continue to expand our analytics capabilities across UltiPro. The fair value of the acquired developed technology was estimated using the cost approach. Identifiable intangible assets were assigned a total weighted-average amortization period of 7.0 years. Since the developed predictive technology acquired pursuant to the Vestrics Acquisition will be included in the development project currently being capitalized as internal-use software to be offered as a cloud product in the future, amortization of the Vestrics developed technology will begin when it is ready for its intended use.
The results of operations from this acquisition have been included in our unaudited condensed consolidated financial statements since the Vestrics Closing Date. Pro forma results of operations have not been presented because the effects of this business combination were not deemed significant to our unaudited condensed consolidated results of operations.
5.    Funds held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses resulting from available-for-sale securities are included in other income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2016 and September 30, 2015.

Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $79 thousand of unrealized gain and $84 thousand of unrealized loss on available-for-sale securities as of September 30, 2016 and December 31, 2015, respectively.
The amortized cost, net unrealized gain and fair value of our funds held for customers and corporate investments in marketable available-for-sale securities as of September 30, 2016 and December 31, 2015 are shown below (in thousands):

	As of September 30, 2016			As of December 31, 2015
	Amortized Cost	Net Unrealized Gain	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)	Fair Value (1)
Type of issue:
Funds held for clients – money market securities and other cash equivalents	$245,393	$—	$245,393	$853,392	$—	$853,392
Available-for-sale securities:
Corporate debentures – bonds	10,279	10	10,289	13,232	(31)	13,201
Commercial paper	2,145	—	2,145	2,097	—	2,097
U.S. Agency bonds	148,944	63	149,007	70,208	(44)	70,164
U.S. Treasury bills	8,966	2	8,968	703	(3)	700
Asset-Backed Securities	2,817	4	2,821	3,818	(6)	3,812
Total corporate investments and funds held for clients	$418,544	$79	$418,623	$943,450	$(84)	$943,366
_________________
(1) Included within available-for-sale securities as of September 30, 2016 and December 31, 2015 are corporate investments with fair values of $24.2 million and $20.1 million, respectively. Included within available-for-sale securities as of September 30, 2016 and December 31, 2015 are funds held for customers with fair values of $149.0 million and $69.9 million, respectively. All available-for-sale securities were included in Level 2 of the fair value hierarchy.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2016 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(1)	$2,813	$(3)	$1,697	$(4)	$4,510
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	(25)	29,343	—	—	(25)	29,343
U.S. Treasury bills	(1)	3,710	—	—	(1)	3,710
Asset-Backed Securities	—	—	—	—	—	—
Total	$(27)	$35,866	$(3)	$1,697	$(30)	$37,563
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
The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of September 30, 2016, are shown below (in thousands):

	September 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$149,291	$149,367
Due after one year	23,860	23,863
Total	$173,151	$173,230
We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. We have had assets in the past, and may have assets in the future, classified within Level 1 of the fair value hierarchy. The types of instruments valued within Level 1, based on quoted market prices in active markets, include certificates of deposit. No assets or investments were classified within Level 1 of the fair value hierarchy as of September 30, 2016 or as of December 31, 2015. We did not have any transfers into and out of Level 1 or Level 2 during the three and nine months ended September 30, 2016 or the twelve months ended December 31, 2015. No assets or investments were classified as Level 3 as of September 30, 2016 or as of December 31, 2015.
The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills and asset-backed securities owned by Ultimate. Such instruments are generally classified within Level 2 of the fair value hierarchy. Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016				As of December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures and bonds	$10,289	$—	$10,289	$—	$13,201	$—	$13,201	$—
Commercial paper	2,145	—	2,145	—	2,097	—	2,097	—
U.S. Agency bonds	149,007	—	149,007	—	70,164	—	70,164	—
U.S. Treasury bills	8,968	—	8,968	—	700	—	700	—
Asset-Backed Securities	2,821	—	2,821	—	3,812	—	3,812	—
Total	$173,230	$—	$173,230	$—	$89,974	$—	$89,974	$—
Assets measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of September 30, 2016 and the audited consolidated balance sheet as of December 31, 2015 as short-term and long-term investments in marketable securities. There were no financial liabilities accounted for at fair value as of September 30, 2016 and December 31, 2015.

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
Property and equipment as of September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Computer equipment	$162,982	$140,297
Internal-use software	101,831	75,529
Leasehold improvements	32,693	25,246
Other property and equipment	16,940	13,976
Property and equipment	314,446	255,048
Less: accumulated depreciation and amortization	148,113	129,556
Property and equipment, net	$166,333	$125,492
We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three and nine months ended September 30, 2016, we capitalized $9.2 million and $26.2 million, respectively, of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There were $6.7 million and $19.3 million of software development costs related to the Development Project which were capitalized in the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016 and September 30, 2015, these capitalized costs were primarily direct labor costs. These capitalized costs are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and nine months ended September 30, 2016 and September 30, 2015, there was $0.3 million and $0.8 million, respectively, of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software (e.g., from the Recruitment release) is included in cost of recurring revenues.

7.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Prepaid commissions on cloud sales	$29,348	$22,119
Other prepaid expenses	16,094	11,978
Other current assets	11,795	12,707
Total prepaid expenses and other current assets	$57,237	$46,804

8.	Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses. Goodwill amounts are not amortized, but rather tested for impairment at least annually. Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition and amortized over their estimated useful lives.
The changes in the carrying value of goodwill since December 31, 2015 were as follows (in thousands):

For the Nine Months Ended September 30, 2016
Goodwill, December 31, 2015	$24,410
Goodwill from Vestrics Acquisition (1)	4,295
Goodwill from Kanjoya Acquisition (2)	6,500
Translation adjustment (3)	378
Goodwill, September 30, 2016	$35,583
__________________________
(1) Represents the goodwill recognized for the Vestrics Acquisition on May 11, 2016. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.
(2) Represents the estimated goodwill recognized for the Kanjoya Acquisition, which occurred on September 29, 2016. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.
(3) Represents the impact of the foreign currency translation of the portion of goodwill that is recorded by our Canadian subsidiary whose functional currency is also its local currency. Such goodwill is translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).
Intangible Assets
The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,200	$(1,893)	$(975)	$20,332	6.7
Customer relationships	4,200	(991)	—	3,209	7.1
Non-compete agreements	300	(290)	—	10	0.1
	$27,700	$(3,174)	$(975)	$23,551	6.7

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(1,463)	$(1,112)	$2,625	4.8
Customer relationships	3,200	(736)	(4)	2,460	7.8
Non-compete agreements	300	(216)	(2)	82	0.9
	$8,700	$(2,415)	$(1,118)	$5,167	6.2
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
Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $255 thousand and $759 thousand for the three and nine months ended September 30, 2016, respectively, and $255 thousand and $783 thousand for the three and nine months ended September 30, 2015, respectively.

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
The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	28,977	28,603	28,901	28,592
Effect of dilutive equity instruments	1,498	1,112	1,459	1,059
Diluted weighted average shares outstanding	30,475	29,715	30,360	29,651

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	—	—	11	11

10.	Foreign Currency
The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars. The functional currency of Ultimate Canada is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2016 and September 30, 2015.
For the three and nine months ended September 30, 2016, Ultimate had an unrealized translation loss of $0.3 million and an unrealized translation gain of $1.3 million, respectively. For the three and nine months ended September 30, 2015, Ultimate had an unrealized translation loss of $2.0 million and $3.5 million, respectively. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, are cumulative unrealized translation losses of $6.5 million as of September 30, 2016 and $7.8 million as of December 31, 2015.

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
At the 2016 Annual Meeting of Stockholders, held on May 16, 2016 (the “2016 Annual Meeting”), the stockholders of Ultimate approved the Plan, including an amendment to increase the number of shares of our Common Stock authorized for issuance pursuant to Awards granted under the Plan by 1,090,000 shares. As of September 30, 2016, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,094,376 shares. A complete copy of the Plan is contained in Ultimate's Form 8-K that was filed with the SEC on May 17, 2016.
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Non-cash stock-based compensation expense:
Cost of recurring revenues	$2,208	$1,655	$6,306	$4,628
Cost of services revenues	1,543	1,242	4,564	3,710
Sales and marketing	15,236	11,000	43,919	29,534
Research and development	2,160	1,489	5,927	4,579
General and administrative	8,198	6,523	23,686	17,312
Total non-cash stock-based compensation expense	$29,345	$21,909	$84,402	$59,763
Stock-based compensation for the three and nine months ended September 30, 2016 was $29.3 million and $84.4 million, respectively, as compared with stock-based compensation of $21.9 million and $59.8 million for the three and nine months ended September 30, 2015, respectively. The increases of $7.4 million and $24.6 million in stock-based compensation for the three and nine month periods, respectively, included increases of $4.1 million and $15.6 million, respectively, associated with modifications made to the Company’s change in control plans in March 2015 and February 2016 which significantly reduced the potential payments that could be made under such plans. As previously disclosed, these changes were made to better align management's incentives with long-term value creation for our shareholders. As part of the modifications in connection with unwinding the change in control plans, time-based restricted stock awards (vesting over three years) were granted to certain senior officers in March 2015 and February 2016.
Net cash proceeds from the exercise of Options were $0.9 million and $3.6 million for the three and nine months ended September 30, 2016, respectively, and $1.3 million and $3.6 million for the three and nine months ended September 30, 2015. We elected to early adopt ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") during the third quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016. The standard amends the accounting for certain aspects of share-based payments to employees. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal year 2016.
We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash from operations and net cash used in financing of $25.9 million for the nine months ended September 30, 2015. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our unaudited consolidated cash flows statements since such cash flows have historically been presented as a financing activity.
Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $3.3 million and $11.9 million for the three and nine months ended September 30, 2016, respectively.
Stock Option, Restricted Stock and Restricted Stock Unit Activity
There were no Options granted during the three and nine months ended September 30, 2016. The following table summarizes stock option activity (for previously granted Options) for the nine months ended September 30, 2016 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	532	$27.36	1.8	$89,373
Granted	—	—	0	—
Exercised	(148)	24.64	0	—
Forfeited or expired	—	—	0	—
Outstanding at September 30, 2016	384	$28.41	1.3	$67,563
Exercisable at September 30, 2016	384	$28.41	1.3	$67,563

The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on September 30, 2016. The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock. Total intrinsic value of Options exercised was $6.5 million and $24.9 million for the three and nine months ended September 30, 2016, respectively, and $8.3 million and $22.3 million, for the three and nine months ended September 30, 2015, respectively. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three and nine months ended September 30, 2016 and September 30, 2015, respectively.
As of September 30, 2016, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.
The following table summarizes restricted stock awards and restricted stock unit awards granted during the three months ended September 30, 2016 and September 30, 2015 (in thousands):

	For the Three Months Ended September 30,
	2016	2015
Restricted Stock Awards:
Non-Employee Directors	2	2
Total Restricted Stock Awards Granted	2	2

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	48	47
Total Restricted Stock Unit Awards Granted	48	47
The following table summarizes the activity pertaining to Common Stock previously issued under restricted stock awards and restricted stock unit awards which vested during the three months ended September 30, 2016 and September 30, 2015 (in thousands):

	For the Three Months Ended September 30,
	2016				2015
	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued
Restricted Stock Awards:
Non-Employee Directors	5	—	$0.0	5	6	—	$0.0	6
Total Restricted Stock Awards	5	—	$0.0	5	6	—	$0.0	6

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	29	10	$2.1	19	28	10	$1.7	19
Total Restricted Stock Unit Awards	29	10	$2.1	19	28	10	$1.7	19
______________________________
(1) During the three months ended September 30, 2016 and September 30, 2015, of the shares released, 9,930 and 9,521 shares, respectively, were retained by Ultimate and not issued, in satisfaction of withholding payroll tax requirements applicable to the payment of such awards.
The following table summarizes restricted stock award and restricted stock unit activity for the nine months ended September 30, 2016 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares
Outstanding at December 31, 2015	1,366	$142.61	435
Granted	358	156.73	316
Vested and Released	(180)	154.11	(189)
Forfeited or expired	—	—	(15)
Outstanding at September 30, 2016	1,544	$144.55	547
As of September 30, 2016, $118.1 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.3 years. As of September 30, 2016, $64.1 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 1.9 years.

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
Business Overview
Ultimate Software is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in twelve languages with more than 35 country-specific localizations. The solution is delivered primarily via software-as-a-service ("SaaS") to organizations based in the United States and Canada, including those with global workforces. As of September 30, 2016, we had more than 3,500 organizations as customers and more than 30 million people records in our HCM cloud. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships.
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
We market our UltiPro solutions primarily to global enterprise companies, which we define as companies with more than 2,500 employees, including those with 10,000 or more employees; enterprise companies, which we define as those having 1,501-2,500 employees; mid-market companies, which we define as those having 501-1,500 employees; and strategic market companies, which we define as those having 300-500 employees. UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams. Our mid-market and strategic market customers have access to nearly all the features that our larger enterprise and global enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid- and strategic markets do not have information technology (“IT”) staff on their premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.” UltiPro is marketed primarily through our global enterprise, enterprise, mid-market and strategic direct sales teams.
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

In the fall of 2015, Ultimate began deploying an ACA toolkit that enabled our customers to comply with ACA regulations by the 2016 deadline. The toolkit is embedded in UltiPro and automatically populates the Forms 1094-C and 1095-C with the appropriate information. In addition, Ultimate offers our customers additional optional ACA-related services, branded UltiPro ACA Employer Services. These include such services as printing and electronic filing of 1094-C and 1095-C forms with the IRS on our customer’s behalf and on-going proactive monitoring and managing of employee eligibility alerts, notices, and penalty responses. UltiPro’s tracking of hours worked in payroll ties to UltiPro’s benefits management, enabling automatic calculation of employees’ hours of service eligibility and providing HR leaders analytical insight into compliance risk related to the ACA delivered in the Healthcare Eligibility Dashboard and via our UltiPro ACA Toolkit.
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
The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation, amortization of acquired intangibles and transaction costs related to business combinations ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”). For the three months ended September 30, 2016, our (i) recurring revenues grew by 26.8%, compared with the same period in 2015, and (ii) Non-GAAP Operating Income was $38.9 million, or 19.7% of total revenues, as compared with $33.8 million, or 21.7% of total revenues, for the same period in 2015. For the nine months ended September 30, 2016, our (i) recurring revenues grew by 27.4%, compared with the same period in 2015, and (ii) Non-GAAP Operating Income was $112.4 million, or 19.7% of total revenues, as compared with $89.5 million, or 20.0% of total revenues, for the same period in 2015. As of September 30, 2016, our Customer Retention, on a trailing twelve-month basis, was approximately 97% for our recurring revenue cloud customer base. See “Non-GAAP Financial Measures” below.
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
Acquisitions
On September 29, 2016, pursuant to a merger agreement, we acquired Kanjoya, Inc., ("Kanjoya") a California corporation. Kanjoya is a leading cloud workforce intelligence provider for enterprises. Based upon the technology acquired, we launched UltiPro Perception, a feature-set that enables businesses to identify and analyze attitudes and performance traits of their employees, managers, and teams from surveys and other sources of employee feedback. Kanjoya's workforce has joined Ultimate and will serve to establish an additional research and development hub for us in San Francisco. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.

On May 11, 2016, we acquired certain assets and assumed certain liabilities of Capital Analytics, Inc., (d/b/a Vestrics), a Delaware corporation located in North Carolina. Vestrics’ predictive technology enables a company to identify and analyze the connections between its investments in human capital and the performance-related business results of those investments. We will leverage Vestrics’ technology as we continue to expand our analytics capabilities across UltiPro. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.
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
Fair Value of Financial Instruments
Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other borrowings approximated fair value (due to their relatively short maturity) as of September 30, 2016 and December 31, 2015.
Results of Operations
The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Recurring	84.8%	84.8%	83.8%	83.9%
Services	15.2	15.2	16.2	16.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	22.4	22.5	22.2	22.8
Services	16.3	16.1	16.5	16.3
Total cost of revenues	38.7	38.6	38.7	39.1
Gross profit	61.3	61.4	61.3	60.9
Operating expenses:
Sales and marketing	28.0	26.8	29.1	27.2
Research and development	16.1	14.8	15.5	15.3
General and administrative	12.9	12.3	12.1	11.9
Total operating expenses	57.0	53.9	56.7	54.4
Operating income	4.3	7.5	4.6	6.5
Other income (expense):
Interest expense and other	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	0.1	—	0.1	—
Total other expense, net	—	(0.1)	—	(0.1)
Income before income taxes	4.3	7.4	4.6	6.4
Provision for income taxes	(1.9)	(3.6)	(1.5)	(3.3)
Net income	2.4%	3.8%	3.1%	3.1%
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our unaudited consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of recurring revenues	$2,208	$1,655	$6,306	$4,628
Cost of services revenues	1,543	1,242	4,564	3,710
Sales and marketing	15,236	11,000	43,919	29,534
Research and development	2,160	1,489	5,927	4,579
General and administrative	8,198	6,523	23,686	17,312
Total stock-based compensation expense	$29,345	$21,909	$84,402	$59,763
Overview of Financial Results
For the three and nine months ended September 30, 2016, compared with the three and nine months ended September 30, 2015, total revenues increased by $41.7 million and $123.3 million, respectively, and the combination of our total cost of revenues and operating expenses increased by $44.6 million and $125.9 million, respectively, resulting in a decrease in our operating income of $3.0 million and $2.6 million, respectively.
During the three and nine months ended September 30, 2016, as compared with the same periods in 2015, our non-cash stock-based compensation expense increased $7.4 million and $24.6 million, respectively, primarily as the result of changes we made with respect to our change in control plans ("CIC Plans") for certain senior officers. As part of an on-going comprehensive review of the senior officer compensation arrangements, the Board of Directors and the Compensation Committee took actions to modify the CIC Plans primarily to better align management's incentives with long-term value creation for our shareholders, by significantly amending the CIC Plan I (in March 2015 and February 2016), which covers Mr. Scott Scherr, our Chairman of the Board, President and Chief Executive Officer, Mr. Marc D. Scherr, our Vice Chairman of the Board and Chief Operating Officer, and Mr. Mitchell K. Dauerman, our Executive Vice President, Chief Financial Officer and Treasurer, and terminating our CIC Plan II (in March 2015), which covered eight other senior officers of the Company (collectively, the "CIC Plan Revisions"). The CIC Plans were designed to provide cash payments to senior officers covered by the respective plans upon a “change in control” of Ultimate Software. The change in control plans were originally established in 2004 in lieu of granting time-based equity awards, and they were amended in 2007 to increase the size of the change in control awards, again in lieu of granting time-based equity awards. Under the terms of each of the CIC Plans, we were required to provide each covered senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. The comparable value given to each such senior officer was in the form of a restricted stock award. These restricted stock awards granted in March 2015 and February 2016 in connection with the CIC Plan Revisions accounted for $4.1 million of the $7.4 million increase in our non-cash stock-based compensation expense for the three months ended September 30, 2016 and $15.6 million of the $24.6 million increase for the nine months ended September 30, 2016.
Also included in the non-cash stock-based compensation expense increase in 2016 were the effects of new grants in the year and the impact of changes in our stock price.
Ultimate's GAAP net income includes the impact of the early adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). See Note 3 in Notes to Unaudited Condensed Consolidated Financial Statements. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal 2016. For the three and nine months ended September 30, 2016, our provision for income taxes was reduced by $3.3 million and $11.9 million, respectively, for excess tax benefits from our employee stock plan.
Our net income for the three months ended September 30, 2016 decreased $1.1 million, in comparison with the same period last year, primarily as a result of the non-cash stock-based compensation expense changes (described above), partially offset by the reduction in our provision for income taxes due to the early adoption of ASU 2016-09. Our net income for the nine months ended September 30, 2016 increased $3.8 million, in comparison with the same period last year, primarily due to the reduction in our provision for income taxes due to the early adoption of ASU 2016-09, partially offset by the result of the non-cash stock-based compensation expense changes (described above).
Revenues
Our revenues are derived from recurring revenues and services revenues.

Total revenues increased 26.8% to $197.0 million for the three months ended September 30, 2016 from $155.3 million for the three months ended September 30, 2015, and 27.6% to $570.7 million for the nine months ended September 30, 2016 from $447.4 million for the nine months ended September 30, 2015.
Recurring revenues, consisting of subscription revenues from cloud-based UltiPro, increased 26.8% to $167.0 million for the three months ended September 30, 2016, from $131.8 million for the three months ended September 30, 2015 and 27.4% to $478.3 million for the nine months ended September 30, 2016 from $375.3 million for the nine months ended September 30, 2015. The increases for the three and nine months ended September 30, 2016 in cloud revenues were primarily based on the revenue impact of incremental units sold to customers that have processed their first payroll using UltiPro (or gone "Live") since September 30, 2015, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.
Our annual revenue customer retention rate for our recurring revenue cloud customer base was approximately 97% as of September 30, 2016 (calculated on a 12-month rolling basis) which compares with greater than 96% for the same period in the prior year. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.
Services revenues increased 27.2% to $30.0 million for the three months ended September 30, 2016 from $23.6 million for the three months ended September 30, 2015 and 28.2% to $92.5 million for the nine months ended September 30, 2016 from $72.1 million for the nine months ended September 30, 2015. The increases in services revenues for the three- and nine-month periods were primarily due to additional implementation revenues from incremental billable consultants to support increased sales and, to a lesser extent, for the nine month period, an increase in the print services that we offer our customers (which occurred in the first quarter of 2016).
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
Total cost of revenues increased 27.2% to $76.2 million for the three months ended September 30, 2016, from $59.9 million for the three months ended September 30, 2015 and 26.1% to $220.7 million for the nine months ended September 30, 2016 from $175.0 million for the nine months ended September 30, 2015.
Cost of recurring revenues increased 26.5% to $44.1 million for the three months ended September 30, 2016 from $34.9 million for the three months ended September 30, 2015 and 24.0% to $126.5 million for the nine months ended September 30, 2016 from $102.0 million for the nine months ended September 30, 2015. The increases in the cost of recurring revenues for the three- and nine-month periods were primarily due to increases in both cloud costs and Customer Support costs, as described below:

•
For the three and nine months ended September 30, 2016, the increases in cloud costs were principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations.

•
The increases in Customer Support costs for the three and nine months ended September 30, 2016 were primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.

Cost of services revenues increased 28.1% to $32.1 million for the three months ended September 30, 2016 from $25.0 million for the three months ended September 30, 2015 and 29.1% to $94.2 million for the nine months ended September 30, 2016 from $73.0 million for the nine months ended September 30, 2015. The increases in cost of services revenues for the three- and nine-month periods were primarily due to the increased cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants) and, to a lesser extent, the increased use of third party implementation partners.

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 32.4% to $55.2 million for the three months ended September 30, 2016 from $41.7 million for the three months ended September 30, 2015 and 36.7% to $166.3 million for the nine months ended September 30, 2016 from $121.6 million for the nine months ended September 30, 2015. The increases in sales and marketing expenses for the three- and nine-month periods were primarily due to increased labor and related costs (including sales commissions and the impact of an increase in sales personnel) and, to a lesser extent, higher advertising and marketing expenses. Included in the increased labor and related costs for the three and nine months ended September 30, 2016 was a portion of certain non-cash, stock-based compensation expenses relating to one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. Commissions on cloud sales are amortized over the initial contract term (typically 24 to 36 months) typically commencing on the Live date, which corresponds with the related cloud revenue recognition.
Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 37.7% to $31.7 million for the three months ended September 30, 2016 from $23.0 million for the three months ended September 30, 2015 and 29.2% to $88.3 million for the nine months ended September 30, 2016 from $68.3 million for the nine months ended September 30, 2015. The increases in research and development expenses for the three- and nine-month periods were principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended September 30, 2016 and September 30, 2015, we capitalized a total of $9.2 million (including $0.9 million in non-cash stock-based compensation) and $6.7 million (including $0.8 million in non-cash stock-based compensation), respectively, for internal-use software costs from a development project that will be offered as a cloud product (the "Development Project"). The capitalized costs for this Development Project were from direct labor costs for the three months ended September 30, 2016. During the nine months ended September 30, 2016 and September 30, 2015, we capitalized a total of $26.2 million (including $2.8 million in non-cash stock-based compensation) and $19.3 million (including $2.2 million in non-cash stock-based compensation), respectively, for the Development Project. During the three and nine months ended September 30, 2016, there was $0.3 million and $0.8 million, respectively, in each of the respective periods, of amortization associated with a particular product module, Recruitment, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as facility costs, external professional fees and the provision for doubtful accounts. General and administrative expenses increased 32.2% to $25.3 million for the three months ended September 30, 2016 from $19.1 million for the three months ended September 30, 2015 and 29.1% to $69.0 million for the nine months ended September 30, 2016 from $53.5 million for the nine months ended September 30, 2015. The increases in general and administrative expenses for the three- and nine-month periods were primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, an increase in facility costs to support the growth in headcount, including our Weston, Florida headquarter locations, increased professional fees and a portion of certain non-cash, stock-based compensation expenses relating to one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were either terminated or significantly reduced. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award.
Income Taxes
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard amends the accounting for share-based payments to employees effective for annual periods beginning after December 15, 2016, with early adoption permitted. The standard requires transition for specific objectives of the standard. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. We elected to early adopt ASU 2016-09 in the third quarter of fiscal year 2016 which requires us to reflect any cumulative-effect and prospective method adjustments as of January 1, 2016. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods in fiscal year 2016. ASU 2016-09 requires entities to recognize all income tax effects of stock-based compensation in the income statement when the restricted stock units and awards vest and when the stock options are exercised. Prior to the adoption of ASU 2016-09, companies could not recognize excess tax benefits (the amount by which the tax deduction exceeds the financial statement expense previously recorded) when a restricted stock unit or award vested or an option was exercised if the related tax deduction increased a net operating loss carryforward rather than a reduction in income taxes payable. Consequently, the excess tax benefits were credited to additional paid-in-capital and a deferred tax asset was established, only to the extent realized through a reduction in income taxes payable, which resulted in the excess tax benefits being included in Ultimate’s net operating loss carryforwards, while being excluded from deferred tax assets on the balance sheet. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Adoption of the new standard resulted in a $39.7 million cumulative-effect adjustment as of January 1, 2016 to record a deferred tax asset with the offset to retained earnings in the balance sheet representing the amount of our net operating loss carryforwards attributable to excess tax benefits. Early adoption of the new standard also resulted in the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital of $3.3 million and $11.9 million for the three and nine months ended September 30, 2016, respectively.
Income taxes for the three and nine months ended September 30, 2016 included a consolidated provision of $3.8 million and $8.7 million, respectively. The effective income tax rate for the three and nine months ended September 30, 2016 was 44.4% and 33.3%, respectively. Income taxes for the three and nine months ended September 30, 2015 included a consolidated provision of $5.7 million and $15.1 million, respectively. The effective income tax rate for the three and nine months ended September 30, 2015 was 49.3% and 52.5%, respectively. The decreases in the effective income tax rate for the three and nine months ended September 30, 2016, as compared with the three and nine months ended September 30, 2015, was primarily due to the early adoption of ASU 2016-09, partially offset by an increase in non-deductible expenses, primarily stock based compensation, and a resulting higher ratio of non-deductible expenses to pre-tax income.
At December 31, 2015, we had approximately $150.7 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Approximately $149.7 million was attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards. The carryforwards expire from 2018 through 2035 and from 2016 through 2035, for Federal and state income tax reporting purposes, respectively. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state law provisions.
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
We recognized $83.9 million of deferred tax assets, net of deferred tax liabilities, as of September 30, 2016. If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense. Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”). Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada. The deferred tax liability, net of available foreign tax credits, resulting from cumulative undistributed earnings were not deemed material.
Liquidity and Capital Resources
In recent years, we have funded operations primarily from cash flows generated from operations.
As of September 30, 2016, we had $111.1 million in cash, cash equivalents and short-term corporate investments in marketable securities (collectively, "Cash"), reflecting a net decrease of $9.0 million since December 31, 2015.  The total decrease in Cash for the nine-month period was primarily from cash used for the repurchases of shares of Common Stock under our previously announced stock repurchase plan ("Stock Repurchase Plan") of $29.7 million, $20.7 million of cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units, cash purchases of property and equipment (including principal payments on financed equipment) of $49.7 million (which includes $23.4 million of capitalized labor costs, paid in cash, associated with the Development Project), $9.1 million of cash used for the Vestrics

Acquisition and $16.7 million of cash used for the acquisition of Kanjoya, Inc. (the "Kanjoya Acquisition"), partially offset by cash provided by operations of $115.3 million and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $3.6 million.
As part of our early adoption of ASU 2016-09 during the third quarter of fiscal year 2016 we recognized excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods in fiscal year 2016. We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash from operations and net cash used in financing of $25.9 million for the nine months ended September 30, 2015. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.
Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $13.9 million during the nine months ended September 30, 2016 to $115.3 million, as compared with $101.4 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in cash operating income (after adjusting for non-cash expenses) of $21.7 million, partially offset by increased cash paid for working capital, including prepaid commissions (short- and long-term) in association with increased sales.
The net cash provided by investing activities was $448.9 million for the nine months ended September 30, 2016, as compared with a net cash inflow of $386.2 million for the nine months ended September 30, 2015.  The increase of $62.6 million was primarily attributable to a net change in client funds received from our customers using the UltiPro payment services offering (“UltiPro Payment Services”) of $180.2 million, and an increase in maturities of marketable securities of $68.6 million, partially offset by an increase in the purchases of marketable securities of $144.1 million (which includes $139.0 million of funds held for customers being invested in marketable securities in addition to our corporate funds), an increase in cash purchases of property and equipment of $16.2 million and cash used for acquisitions totaling $25.8 million of which $9.1 million of cash was used for the Vestrics Acquisition and $16.7 million of cash was used for the Kanjoya Acquisition. As part of the terms of both of the acquisitions, there is an aggregate of $3.9 million of cash held in escrow. During the nine months ended September 30, 2016, we capitalized software development costs related to the Development Project totaling $26.2 million (including $2.8 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. In December 2015, we began investing our customer funds in available for sale securities along with our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations. The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.
Net cash used in financing activities was $579.5 million for the nine months ended September 30, 2016, as compared with $471.9 million net cash used in financing activities for the nine months ended September 30, 2015. The $107.6 million decrease in cash used in financing activities was primarily related to a net change of $100.3 million in client fund obligations for our UltiPro Payment Services and a decrease of $1.4 million in cash used for the repurchases of shares of our Common Stock under our Stock Repurchase Plan, partially offset by an increase of $8.2 million in cash used to settle employee tax withholding liabilities upon the vesting of their restricted stock awards and restricted stock unit awards and an increase of $0.6 million in cash used for principal payments on capital lease obligations.
Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of September 30, 2016 were 69 days as compared with 71 days as of September 30, 2015. The decrease of two days was associated with increased revenues during the third quarter of 2016.
Deferred revenues were $165.3 million at September 30, 2016, as compared with $145.7 million at December 31, 2015. The increase of $19.5 million in deferred revenues was primarily due to increased sales.
We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
As of September 30, 2016, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.
Off-Balance Sheet Arrangements
We do not, and, as of September 30, 2016, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three and nine months ended September 30, 2016, stock-based compensation expense was $29.3 million and $84.4 million, on a pre-tax basis. For the three and nine months ended September 30, 2015, stock-based compensation expense was $21.9 million and $59.8 million, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.
Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three and nine months ended September 30, 2016 and 2015, the amortization of acquired intangible assets was $0.3 million and $0.8 million, respectively. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.
Transaction costs related to business combinations. In accordance with GAAP, operating expenses include transaction costs for third-party professional services incurred in connection with business combinations. As we do not acquire or dispose of businesses on a predictable basis, the terms of each business combination are unique and can vary significantly from other business combinations. Significant expenses can be incurred in connection with a business combination that we would not have otherwise incurred in the periods presented as part of our continuing operations. For the three and nine months ended September 30, 2016, the transactions costs incurred related to business combinations were $0.7 million and $0.8 million, respectively. There were no transaction costs incurred related to business combinations for the three and nine months ended September 30, 2015. Transaction costs related to business combinations are excluded from Ultimate's non-GAAP financial measures because it is an expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique business combination histories.
The following table reconciles GAAP operating income with non-GAAP operating income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Non-GAAP operating income reconciliation:
Operating income	$8,632	$11,607	$26,422	$28,996
Operating income, as a % of total revenues	4.4%	7.5%	4.6%	6.5%
Add back:
Non-cash stock-based compensation expense	29,345	21,909	84,402	59,763
Non-cash amortization of acquired intangible assets	255	255	759	783
Transaction costs related to business combinations	665	—	841	—
Non-GAAP operating income	$38,897	$33,771	$112,424	$89,542
Non-GAAP operating income, as a % of total revenues	19.7%	21.7%	19.7%	20.0%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of September 30, 2016, total corporate investments in available-for-sale marketable securities were $24.2 million.
As of September 30, 2016, virtually all of the investments in Ultimate’s portfolio were at fixed rates (with a weighted average interest rate of 1.0% per annum).
To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its September 30, 2016 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s total portfolio of approximately $179 thousand over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s total portfolio of approximately $146 thousand over the next 12 months.
Foreign Currency Risk. Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar. Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of September 30, 2016, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
(b) Changes in internal control over financial reporting. There have been no changes during the quarter ended September 30, 2016 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
The number of shares of Common Stock repurchased by us during the three months ended September 30, 2016 are indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2016	—	$—	4,657,995	1,342,005
August 1 - 31, 2016	9,930 (1)	$211.98	4,657,995	1,342,005
September 1 - 30, 2016	—	$—	4,657,995	1,342,005
__________________
(1) Represents 9,930 shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 6,000,000 shares of its Common Stock. As of September 30, 2016, Ultimate had purchased 4,657,995 shares of Common Stock under our stock repurchase plan, with 1,342,005 shares being available for repurchase in the future. There were no purchases of Common Stock under the stock repurchase plan for the three months ended September 30, 2016.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2016 and September 30, 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and September 30, 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________
* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	November 8, 2016	By:	/s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)