Form 10-K
period 2016-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2017-02-24
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☑
The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2016 was approximately $5.7 billion.
As of February 20, 2017, there were 29,663,502 shares of the Registrant’s Common Stock, par value $.01, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE ULTIMATE SOFTWARE GROUP, INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” "Ultimate Software," “we,” “us” or “our”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the Securities and Exchange Commission.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including the risk factors set forth in Item 1A. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
UltiPro® and its related design are registered trademarks of Ultimate in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate.
PART I
Item 1. Business
Overview
Ultimate Software is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in 14 languages with more than 35 country-specific localizations. The solution is delivered via software-as-a-service ("SaaS") to organizations based in the United States and Canada, including those with global workforces. At the close of 2016, we had approximately 3,700 organizations as customers and approximately 33 million people records in our HCM cloud. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships.
UltiPro is designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement and to facilitate employee engagement with their employers and each other. The solution includes unified feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, employee engagement surveying, compensation management with salary planning, budgeting, and development of incentive plans, succession management, learning management, reporting and analytical decision-making and predictive tools, and time and attendance. UltiPro has role-based features for HR professionals, executives, managers, administrators, and employees whether they are in or out of the office, including access to business-critical information on mobile devices such as the iPhone, iPad, and other smartphones and tablets.
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
Our cloud offering of UltiPro provides Web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that UltiPro is attractive to companies that want to focus on their core competencies to increase sales and profits while we, through UltiPro, supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.
We market our UltiPro solutions primarily to enterprise companies, which we define as organizations with 2,501 or more employees, including those with 10,000 or more employees; mid-market companies, which we define as those having 501-2,500 employees; and strategic market companies, which we define as those having 100-500 employees. Our mid-market and strategic customers have access to nearly all the features that our larger enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid- and strategic markets do not have information technology (“IT”) staff on th eir premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.” UltiPro is marketed primarily through our enterprise, mid-market, and strategic direct sales teams.
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
Market Share
Based on our customer counts and market data from Hoover's/Dun & Bradstreet as of January 3, 2017, we estimate our approximate share of the total available market (TAM) at the close of 2016 to be 7 percent for enterprise companies, 9 percent for mid-market companies, and 1 percent for companies in the strategic market.
Company Information
Ultimate is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), to accommodate our operations in Canada. During February 2015, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Asia, PTE. LTD. There were no material assets or revenues in Canada or Singapore as of or for the year ended December 31, 2016. Ultimate's headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and our telephone number is (954) 331-7000.
Capabilities of UltiPro
UltiPro is a comprehensive cloud-based solution designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement, and to facilitate employee engagement with their employers and each other. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, employee engagement surveying, compensation management, succession management, learning management, reporting and analytical decision-making tools, time and attendance, and role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office. UltiPro offers the following capabilities to our customers:
Role-Based Internet Access to Functionality. UltiPro provides Web access to workforce-related business functions, company communications, and reporting for everyone in our customer's organization, not just the HR department. The access and specific functionality can be tailored to our customer's process requirements and the individual user's role. We believe that UltiPro's employee-facing Web applications can increase management and administrative efficiencies by providing immediate access to reporting, staff management processes and business intelligence for business leaders, and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms, and paychecks. Ultimate also provides UltiPro functionality for use on mobile devices. Using tablets or smartphones, employees can manage their goals, provide feedback to managers, search and apply for career opportunities, access their own personal information, such as pay statements, and view their company's employee directory to look up contact information or employee photos. In addition, managers can approve or deny daily workflow transactions, such as salary changes and paid time off, access reports and analytics, and readily review goals, competencies, and accomplishments of their team members.
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
In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the core functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) learning management; (iv) employee engagement surveys; (v) compensation management; (vi) benefits enrollment; (vii) time management; (viii) payment services (formerly referred to as “tax filing”); (ix) wage attachments; and (x) other optional features (collectively, “Optional Capabilities”), which are described below.
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
Payroll. UltiPro's payroll features a powerful engine that handles hundreds of payroll-related computations intended to minimize the customer's need for side calculations or additional programming. For example, UltiPro delivers complex wage calculations such as average pay rates for overtime calculations, shift premiums, garnishments and levy calculations. With UltiPro, a company's central payroll department, remote offices or multiple divisions can process payroll and can define and report on who completes each specific processing step based on the exact needs of the organization, thus supporting appropriate separation of duties. All of this is managed through an easy-to-use dashboard of payroll tasks and statuses. To help our customers reduce the complexities and errors associated with administrators manually assigning appropriate payroll taxes to employees in the United States, Ultimate offers an embedded feature called Smart Tax Search™. Smart Tax Search™ leverages the latest GIS (geographic information systems) technology to enable UltiPro to automatically assign the correct federal, state, and local payroll taxation rules based upon the home and work addresses listed in UltiPro’s employee records.
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
UltiPro Predictors. The UltiPro predictive analytics solution is a key part of the core UltiPro suite where predictive metrics and indicators are available to support manager decisions. The predictors are based on statistical algorithms we developed over the course of more than two years and validated with numerous customers. UltiPro’s predictive metrics help managers to determine the best actions to take for further developing or changing the career trajectory of employees reporting to them, thereby helping organizations to reduce turnover and improve employee engagement. For example, organizations can set tolerances for certain predictive metrics in our UltiPro Retention Predictor™, giving a manager or HR generalist the ability to see immediately if an employee exceeds the tolerance level they have defined as "risk of leaving" and, thereby, providing them an early warning to take an appropriate action to increase the chances of that employee staying. In addition to our UltiPro Retention Predictor, the solution includes an UltiPro High Performer Indicator™, which identifies employees who consistently receive high pay raises, and an UltiPro High Performer Predictor™, which ranks employees predicted to be high performers based upon a number of variables tracked in UltiPro, and the UltiPro Engagement Indicator which provides insight into an employee’s level of engagement at their organization. To assist managers in creating actions to increase the engagement and retention of team members, UltiPro includes a section called Leadership Actions, based on best practices in talent management, to serve as optional methods for following up.
UltiPro's Optional Capabilities
UltiPro Talent Acquisition is a suite of add-on products comprised of Recruitment and Onboarding.
i) Recruiting. The Ultimate team designed our recruiting solution to transform the recruiting process by increasing candidate engagement and simplifying the work of recruiters. Built to be candidate-centric, UltiPro Recruiting has a consumer-like interface to attract and keep top talent engaged, with the goal to reduce the typical 40 percent to 80 percent online application drop-off rate typically occurring with traditional applicant tracking solutions. Rather than being restricted to limited profile information and résumés typical of traditional solutions, candidates can build an in-depth online presence that gives recruiters and hiring managers a more complete understanding of who they are. UltiPro Recruiting includes an appealing user interface, gamification, and collaboration tools. It is fully mobile and integrates with popular social networks such as LinkedIn and Twitter. At the same time, UltiPro Recruiting automates the recruiting process for hiring managers, recruiters, and HR staff by enabling them to track and manage standard recruitment tasks such as posting open jobs, reviewing résumés, screening candidates, and scheduling interviews.
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
ii) Succession Management. With UltiPro Succession Management, organizations can involve company leadership, managers, and individuals in an ongoing, collaborative process of succession planning. Employees can manage their own talent profiles-updating factors that influence succession readiness such as mobility preferences, languages, education, accomplishments, and competencies-to ensure that leadership has a deeper understanding of the talent landscape at their organization. Visible to employees and managers, UltiPro's employee “talent card” provides a consolidated and comparative view of multiple succession-readiness factors, which then can be used in both decision-making and career development processes.
Other Optional Capabilities include, but are not limited to, the following products, which are supplemental to UltiPro's standard HR/payroll capabilities:
UltiPro Learning. Through a strategic partnership, Ultimate has the right to market and distribute an independent third party's learning management product as part of the UltiPro solution. We have branded this product UltiPro Learning. Ultimate is the single-source contact for customer implementations and ongoing solution support for UltiPro Learning. It is both Web-based and mobile and is integrated with UltiPro's HR and talent management functionality. UltiPro Learning is a new approach to learning that supports the collaborative and on-demand nature of learning demanded by employees today. UltiPro Learning allows organizations to create, curate, and deliver learning content to employees to meet their professional and personal learning needs. Customers can also create learning academies to meet specific organizational needs.
UltiPro Perception. UltiPro Perception was introduced as part of the acquisition made in the third quarter of 2016 of Kanjoya, Inc. ("Kanjoya"), a California corporation (the “Kanjoya Acquisition”), located in San Francisco, California. UltiPro Perception offers a modern way to collect and understand feedback through employee surveys and in-depth analytics of that data for HR and managers. The solution enables organizations to solicit feedback from employees in both structured and unstructured forms. Using the power of the ingrained Natural Language Processing (NLP) engine, UltiPro Perception analyzes feedback in a variety of ways, providing leaders a deeper understanding of employee sentiment while safeguarding employee privacy and anonymity. The built-in analytics allow everyone from HR and company executives to individual managers to view and gain a deeper insight into employee sentiments, identify employee feedback trends, and compare team results. These insights provide the basis for organizations to take appropriate action tailored to the needs of both teams and leaders, with the objective to improve engagement, satisfaction, and retention.
Compensation Management. UltiPro Compensation Management includes Salary Planning, Salary Budgeting and Incentive Compensation Plans capabilities. This expanded solution is designed to support executives, managers and compensation analysts working with salary increase allocations and to incentivize employees by giving them visibility into their individual compensation plans. Highly configurable, including multi-currency and pro-ration capabilities, UltiPro Compensation Management makes it easy for companies to manage their unique compensation plans and salary award processes with flat amounts, percentages and unit-based compensation such as restricted stock unit awards. Managers can review their salary budgets and merit pool guidelines and determine the best way to allocate pay increases to their employees within their approved budget parameters. Once managers decide on the allocations, they submit pay increases through UltiPro Payroll.
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
Configurability. We have invested in our own technology and approaches for enabling application and system configurability, giving our customers the ability to achieve a highly tailored solution while minimizing or eliminating the need to create custom code.
Openness and Connectivity. We leverage widely adopted technology and industry standards for exposing data and functionality via application programming interfaces (APIs). Customers can access their HCM data based on these standard, open, and secured connections in order to link to their in-house systems, third-party cloud applications, and other systems that require data feeds such as benefits providers. Our UltiPro Carrier Network (UCN) leverages industry-leading solutions from Informatica, allowing Ultimate to create standard, reusable connectors that support the unique data transfer requirements of i ndividual benefits providers, simplifying both the development and maintenance of these connections. Ultimate also supports a number of pre-packaged connectors for solutions that expand or extend the functionality included in UltiPro. These packaged integrations include, but are not limited to: Yammer, a provider of enterprise social networking solutions; CERTPOINT, a provider of learning management solutions; and Ping Identity, which offers single-sign-on capabilities for business applications.
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
Ultimate's use of the data centers located near Toronto and Vancouver, Canada, are governed by a Master Services Agreement dated April 30, 2013 (the “CenturyLink Agreement”) between Ultimate's wholly owned subsidiary Ultimate Canada and CenturyLink. Pursuant to the terms of the CenturyLink Agreement, Ultimate Canada has use of certain physical space within the data center for hosting Ultimate Canada's hardware equipment, as well as Internet connectivity services. The CenturyLink Agreement contains provisions relating to data security and access to the data center. Upon placing a service order, Ultimate Canada is guaranteed certain pricing terms and is committed to minimum usage levels for a period of at least 36 months from the effective date of April 1, 2016, per an addendum entered into by both parties to extend the term of the original agreement. The CenturyLink Agreement will renew on a month-to-month basis unless either party gives at least sixty days written notice prior to the completion of the applicable term that there will be no such renewal. The CenturyLink Agreement provides that its term will end upon the expiration of the term of the last-executed service order. Ultimate has guaranteed the payment of all amounts due from Ultimate Canada to CenturyLink under the CenturyLink Agreement.
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
Pricing
Our cloud offering is designed to provide an appealing pricing structure to organizations that prefer to minimize the initial cash outlay associated with typical capital expenditures for traditional on-premise products. Our cloud customers purchase the right to use UltiPro on an ongoing basis for a specific term in a shared or dedicated hosted environment, and the arrangement can typically be renewed after its initial term has expired. In the shared environment, Ultimate provides an infrastructure with servers shared among many customers who use a Web browser to access the application software through the related data center. In the dedicated environment, the customer does not share servers with other customers but rather has its own set of servers. The pricing for our cloud offering, including both the hosting element as well as the right to use UltiPro, is on a per employee per month ("PEPM") basis.
Research and Development Activities
Ultimate incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of our business. Such research and development expenses are for enhancements to our existing products and for the development of new products. During 2016, 2015 and 2014, we spent $158.5 million, $120.0 million and $108.8 million, respectively, on research and development activities, gross of capitalized software. During 2016, 2015 and 2014, $37.9 million, $26.3 million and $25.2 million, respectively, of research and development expenses were capitalized for computer software development costs related to an internal-use development project that is expected to be offered in the future. UltiPro Recruiting, a component of the overall capitalized development project, became ready for its intended use during May 2014. UltiPro OnBoarding, another component of the overall capitalized development project, became ready for its intended use during December 2016. Amortization for the components of the development project that are completed will begin when they are ready for their intended use and will be included with cost of recurring revenues in our statement of operations once amortization commences.
Customer Services
Network Products Guide named Ultimate’s services team the “Best Customer Service Department of the Year” in its 2016 IT World Awards, and the Technology Services Industry Association recognized our services team for “Innovation in Transformation of Support Services” in its 2016 TSIA Star Awards. In addition, G2 Crowd recognized Ultimate as #1 in Customer Satisfaction for HR Management Suites in 2016, and we believe this rating is a result of both our services and product teams’ work. G2 Crowd is an online business software review platform that bases its rankings on user reviews of solutions.
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

Professional Services. Ultimate's professional services include system setup and activation (i.e., implementation), executive relationship management (“ERM”), and knowledge management (or training) services. We believe that our setup and activation consulting services are differentiated from those of other vendors by speed, predictability and completeness. Our successful record with rapid system activation and implementations is due, we believe, to our standardized methodology, consultants, highly configurable product functionality, and comprehensive conversion and integration tools.
Ultimate has a primarily long-tenured team of functional and technical consultants who are dedicated to assisting customers with rapid deployments. In addition, we provide our customers with the opportunity to participate in formal training programs conducted by our knowledge management services team, as well as online scheduled courses and on-demand training. Training programs are designed to increase our customers' ability to use the full functionality of our products, thereby maximizing the value of our customers' investments. Courses are designed to align with the stages of implementation and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, configuring the system and creating custom reports. Ultimate maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Dallas, Texas; Santa Ana, California; and at our headquarters in Weston, Florida. Ultimate rents training facilities in other locations, such as Toronto, Canada, on an as-needed basis. In addition to offering classes at these facilities, we conduct Web-based training, and provide recorded on-demand training as well as “Quick Tours” for rapid assistance in specific areas of the solution. After our customers have processed their first live payroll using UltiPro (referred to as going “Live”) and have been turned over to our customer support and maintenance program, we assign a customer relationship manager to the account to assist customers obtaining maximum value of the UltiPro solution, connect with other Ultimate users and advanced business analytics. The ERM team also focuses a large portion of its time on customer retention, which is an important aspect of Ultimate's long-term business model.
Customer Support. We offer comprehensive and on-going support services to all of our UltiPro customers. Ultimate had a recurring revenue cloud customer retention rate which was approximately 97% in 2016. Ultimate's customer support services include: software updates that reflect tax and other legislative changes; a named customer service representative; telephone support 24 hours a day, 7 days a week; unlimited access to Ultimate's employee tax center on the Web; seminars on year-end closing procedures; a customer blog; and periodic newswire emails. In addition, our customer support services team maintains a Customer Success Portal for our customers where customers can submit inquiries and service requests as well as search a knowledge base of information for instant answers to questions, holds an annual national user conference and arranges for Ultimate professionals to attend smaller, user-organized user group meetings on a routine basis throughout the United States.
Customers
As of December 31, 2016, Ultimate provides our UltiPro solutions to approximately 3,700 customers with approximately 33 million people records in our cloud. Ultimate's customers represent a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services. For each of the three years ended December 31, 2016, no customer accounted for more than 10% of total revenues.
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
Backlog
Backlog consists of our UltiPro cloud-based solutions under signed contracts for which the services have not yet been delivered. Our backlog amounts include the full contract value of sales to our customers that have not yet processed their first payroll using UltiPro and are not indicative of the annual recurring revenue value of such sales. Backlog can vary from one year to the next when the average contract period fluctuates significantly. At December 31, 2016, Ultimate had backlog of $399.9 million compared with $320.1 million as of December 31, 2015. Ultimate expects to fill approximately $349.6 million of the backlog during 2017. Ultimate does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.
Employees
As of December 31, 2016, Ultimate employed 3,747 people. Ultimate believes that our leadership's relationships with employees are good, and that belief is validated by Ultimate’s # 1 ranking on Fortune's 2016 list of "10 Best Large Workplaces in Technology", #15 on Fortune's 2016 “100 Best Companies to Work For” list and #5 on Fortune's 2016"100 Best Workplaces for Millennials." Also in 2016, Fortune ranked Ultimate # 4 on its list of 100 Best Workplaces for Women and # 5 on its list of 50 Best Workplaces for Diversity. All of these Fortune rankings are determined largely by scores on anonymous employee surveys administered by the Great Place to Work Institute. As reported by Bloomberg.com in November 2015, from a universe of approximately 445,000 companies evaluated, Ultimate received the highest positive-performance outlook from its employees on Glassdoor, exceeding 90%, more than double the Glassdoor company-average of 43%. Ultimate's consistent history of good employee relationships is further validated by Ultimate's #20 ranking on Fortune's 2014 “100 Best Companies to Work For” list, # 9 ranking on its 2013 list, # 25 ranking on its 2012 list, and the Great Place to Work Institute's ranking of Ultimate as the #1 Best Place to Work in America among medium-sized companies for both 2009 and 2008. However, competition for qualified employees in the technology sector and Ultimate's industry is intense. Management of Ultimate believes that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.
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
Sales production, as it pertains to sales of cloud units, is not reflected in recurring revenues and related variable costs in our consolidated statements of operations typically until the related customer goes Live. In our internal business model, we make certain assumptions, among other things, with respect to future sales production, revenue growth, variable costs, personnel costs and other operating expenses.
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
Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing UltiPro standard/HR payroll product and Optional Capabilities and to introduce new features and Optional Capabilities to our product offering. The success of any enhancement or new feature depends on s everal factors, including the timely completion, introduction and market acceptance of the enhancement or service. If we are unable to develop enhancements and introduce new features and Optional Capabilities to our existing products in a cost-effective manner that keeps pace with rapid technological developments, our business could be adversely affected. If we are unable to successfully develop, acquire new services or enhance our existing products to meet customer requirements, our revenues may not grow as expected.
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

Our business may be adversely impacted if the ACA is repealed in its entirety or certain aspects of the ACA are repealed or changed as a result of recent political changes.
The ACA remains subject to legislative efforts to repeal, modify or delay the implementation of the law. The recent Presidential and Congressional elections may result in additional or successful efforts to repeal, modify or delay implementation of all or certain aspects of the ACA. Generally, if the ACA is repealed or modified in whole or in part, or if implementation of certain aspects of the ACA is delayed, such repeal, modification or delay could adversely impact our existing and future business and operating results. For example, any such repeal, modification or delay could negatively impact the revenue we currently generate from our UltiPro ACA Toolkit or our UltiPro ACA Employer Services. While we expect continued challenges to the ACA, at this time we are unable to more precisely predict the full impact of any repeal, modification or delay in the implementation of the ACA.
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
If our third-party software is not adequately maintained or updated or independent third party's products that we market and distribute as part of the UltiPro solution are no longer available to us, our sales could be materially adversely affected.
Certain products utilize software of third-party software developers or products from third parties from whom we have either purchased a license or the underlying source code of such software, entered into a service agreement with the vendor or have entered into a strategic alliance that gives us the right to market and distribute such product. Although we believe that there are alternatives for these products, any significant interruption in the availability of such third-party software or products could have a material adverse impact on our sales unless and until we can replace the functionality provided by these products. Additionally, we are, to a certain extent, dependent upon such third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. We may be unable to replace the functionality provided by the third-party software or products currently offered in conjunction with our products in the event that such software or products become obsolete or incompatible with future versions of our products or are otherwise not adequately maintained, updated or available.
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
Anti-takeover provisions in our certificate of incorporation and by-laws and under our Amended and Restated Rights Agreement and Delaware law could substantially increase the cost to acquire us or prevent or delay a change in control and, as a result, negatively impact our stockholders and the price of our Common Stock.
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
International operations are subject to risks associated with operating outside of the United States.  During the fourth fiscal quarter of 2006, we began operating in Canada (through the formation of a wholly-owned Canadian subsidiary).  During 2016, we continued to grow our operations in Canada and Singapore.  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, our international operations may grow and increase their significance to our business.  Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad.  If sales to any of our customers outside of the United States are delayed or canceled because of any of the above factors, our revenue may be negatively impacted.

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

Item 1B.  Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters in Weston, Florida are at different locations in the city, which, in the aggregate, consist of approximately 305,000 square feet of leased space. We also have leased facilities in Atlanta, Georgia; Alpharetta, Georgia; Santa Ana, California; and Toronto, Canada.
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

	2016		2015
	High	Low	High	Low
First Quarter	$194.70	$148.26	$174.12	$139.32
Second Quarter	213.35	183.30	183.25	158.31
Third Quarter	224.07	200.19	195.18	162.01
Fourth Quarter	218.25	180.29	216.27	174.50
As of February 14, 2017, we had approximately 70 holders of record, representing approximately 5,466 stockholder accounts.
We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. The payment of dividends in the future, if any, will be at the discretion of our Board of Directors.

Performance Graph.  The following graph compares the cumulative total stockholder returns on Ultimate’s Common Stock for the five year period covering December 31, 2011-December 31, 2016, on an annual basis, with the cumulative total return of the NASDAQ Composite Index and the RDG Software Composite Index for the same period.
* $100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
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
As of December 31, 2016, Ultimate had purchased 4,657,995 shares of our Common Stock under the Stock Repurchase Plan, with 1,342,005 shares available for repurchase in the future.

The number of shares of Common Stock repurchased by us during the three months ended December 31, 2016 is as indicated below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2016	—	—	4,657,995	1,342,005
November 1 – 30, 2016	212,707 (1)	$210.59	4,657,995	1,342,005
December 1 – 31, 2016	324 (1)	$182.35	4,657,995	1,342,005
(1) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

Item 6.   Selected Financial Data
The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The statements of income data presented below for each of the years in the three-year period ended December 31, 2016 and the balance sheet data as of December 31, 2016 and 2015 have been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statements of Income: (in thousands, except per share data)
Revenues:
Recurring	$654,199	$516,400	$419,771	$335,287	$267,705
Services	127,092	101,681	86,165	75,110	64,563
Total revenues	781,291	618,081	505,936	410,397	332,268
Cost of revenues:
Recurring	172,676	138,587	117,700	92,101	78,401
Services	127,433	99,948	85,939	76,577	66,063
Total cost of revenues	300,109	238,535	203,639	168,678	144,464
Gross profit	481,182	379,546	302,297	241,719	187,804
Operating expenses:
Sales and marketing	224,416	169,664	117,033	93,879	72,565
Research and development	120,650	93,671	83,542	67,757	60,693
General and administrative	94,432	72,893	47,379	36,869	25,433
Total operating expenses	439,498	336,228	247,954	198,505	158,691
Operating income	41,684	43,318	54,343	43,214	29,113
Other (expense) income:
Interest expense and other, net	(717)	(491)	(353)	(229)	(476)
Other income, net	451	256	339	104	102
Total other expense, net	(266)	(235)	(14)	(125)	(374)
Income before income taxes	41,418	43,083	54,329	43,089	28,739
Provision for income taxes	(11,165)	(20,384)	(9,592)	(17,559)	(14,107)
Net income	30,253	22,699	44,737	25,530	14,632

Net income per share: (1)
Basic	$1.04	$0.79	$1.58	$0.92	$0.55
Diluted	$0.99	$0.76	$1.52	$0.88	$0.52

Weighted average shares outstanding: (1)
Basic	28,976	28,634	28,293	27,773	26,778
Diluted	30,414	29,721	29,343	29,013	28,375

Balance Sheet Data:	As of December 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$73,773	$109,325	$108,298	$79,794	$58,817
Corporate investments in marketable securities	24,088	20,058	10,156	10,453	10,534
Total assets	1,152,581	1,465,569	1,190,298	598,194	525,284
Deferred revenue	173,976	145,727	109,705	103,184	91,976
Long-term borrowings, including capital lease obligations	3,985	3,665	3,759	2,833	5,070
Stockholders’ equity	$432,108	$334,066	$271,749	$188,217	$114,670
________________________________

(1)	See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the computation of net earnings per share.

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
Business Overview
Ultimate Software is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in twelve languages with more than 35 country-specific localizations. The solution is delivered via software-as-a-service ("SaaS") to organizations based in the United States and Canada, including those with global workforces. At the close of 2016, we had approximately 3,700 organizations as customers with approximately 33 million people records in our HCM cloud. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships.
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
We market our UltiPro solutions primarily to enterprise companies, which we define as organizations with 2,501 or more employees, including those with 10,000 or more employees; mid-market companies, which we define as those having 501-2,500 employees; and strategic market companies, which we define as those having 100-500 employees. UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams. Our mid-market and strategic market customers have access to nearly all the features that our larger enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid- and strategic markets do not have information technology (“IT”) staff on their premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.” UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams.
In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the core functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) learning management; (iv) employee engagement surveys; (v) compensation management; (vi) benefits enrollment; (vii) time management; (viii) payment services (formerly referred to as “tax filing”); (ix) wage attachments; and (x) other optional features (collectively, “Optional Capabilities”), which are described below.

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
All Optional Capabilities are priced solely on a subscription basis. Some of the Optional Capabilities are available to enterprise, mid-market and strategic market customers while others are available exclusively to either enterprise, mid-market or strategic market customers, and availability is based on the needs of the respective customers, the number of their employees and the complexity of their HCM environment.
The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation, amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”).  For the year ended December 31, 2016, our (i) recurring revenues grew by 26.7%, compared with the same period in 2015, and (ii) Non-GAAP Operating Income was $157.6 million, or 20.2% of total revenues, as compared with $126.8 million, or 20.5% of total revenues, for the same period in 2015. For the year ended December 31, 2015, our (i) recurring revenues grew by 23.1%, compared with the same period in 2014 and (ii) Non-GAAP Operating Income was $126.8 million, or 20.5% of total revenues, as compared with $101.7 million, or 20.1% of total revenues, for the same period in 2014. As of December 31, 2016, our Customer Retention, on a trailing twelve-month basis, was approximately 97% for our recurring revenue cloud customer base, compared with in excess of 97% for the prior year. See “Non-GAAP Financial Measures” below.
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
Acquisitions
On September 29, 2016, pursuant to a merger agreement, we acquired Kanjoya, Inc., ("Kanjoya") a California corporation. Kanjoya is a leading cloud workforce intelligence provider for enterprises. Based upon the technology acquired, we launched UltiPro Perception, a feature-set that enables businesses to identify and analyze attitudes and performance traits of their employees, managers, and teams from surveys and other sources of employee feedback. Kanjoya's experienced workforce has joined Ultimate and will serve to establish an additional research and development hub for us in San Francisco. See Note 4 of the Notes to Consolidated Financial Statements.
On May 11, 2016, we acquired certain assets and assumed certain liabilities of Capital Analytics, Inc., (d/b/a Vestrics), a Delaware corporation located in North Carolina. Vestrics’ predictive technology enables a company to identify and analyze the connections between its investments in human capital and the performance-related business results of those investments. We will leverage Vestrics’ technology as we continue to expand our analytics capabilities across UltiPro. Vestrics' experienced workforce has joined Ultimate and we believe they will benefit Ultimate's development efforts in the long-run. See Note 4 of the Notes to Consolidated Financial Statements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses, and related disclosures during the reporting period. Actual results could differ from those estimates.
We believe that of our significant accounting policies, which are described in Note 3, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
We recognize revenues in accordance with Accounting Standards Update ("ASU") No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). We use the relative selling price method to allocate the total consideration to units of accounting in a multiple element arrangement. We allocate revenue in an arrangement using the estimated selling price (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price.
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
Services Revenues
Services revenues primarily include revenues from fees charged for implementation consulting services in connection with the implementation of our product solutions and, to a much lesser extent, fees for other services, including the provision of payroll-related forms, sales of time clocks and printing services for certain customers, as well as certain client reimbursable out-of-pocket expenses.

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
Capitalized Internal-Use Software Costs
We follow the guidance of Accounting Standards Codification ("ASC") Topic 350-40, "Intangibles Goodwill and Other-Internal Use Software" (“ASC 350”), in accounting for costs related to software developed for internal use. ASC 350 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software. In addition to capitalizing costs for software (which are used by us in our general operations, for internal purposes), we also capitalize costs under ASC Topic 350-40 for certain software development projects related to our suite of products sold to our customers exclusively on a subscription basis under our software-as-a-service ("SaaS") offering of UltiPro.
Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. To the extent there is amortization of capitalized costs associated with development projects for UltiPro sold to our customers on a SaaS basis, the related amortization is included with cost of recurring revenues upon the commencement of that amortization period.
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
At December 31, 2016, our goodwill totaled $35.3 million and our identifiable net intangible assets totaled $23.9 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value to the extent necessary.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment tests of goodwill as of December 31, 2016, 2015 and 2014.  As a result of this test, we determined that the fair value was in excess of the carrying value.
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
Ultimate assesses the likelihood that it will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating loss carryforwards, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies as well as current tax laws and interpretation of current tax laws in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2016 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2016. As such, there was no valuation allowance for the years ended December 31, 2016, 2015 and 2014.
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

Results of Operations
The following table sets forth the consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated.

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Recurring	83.7%	83.5%	83.0%
Services	16.3	16.5	17.0
Total revenues	100.0	100.0	100.0
Cost of revenues:
Recurring	22.1	22.4	23.2
Services	16.3	16.2	17.0
Total cost of revenues	38.4	38.6	40.2
Gross profit	61.6	61.4	59.8
Operating expenses:
Sales and marketing	28.7	27.4	23.1
Research and development	15.5	15.2	16.5
General and administrative	12.1	11.8	9.4
Total operating expenses	56.3	54.4	49.0
Operating income	5.3	7.0	10.8
Other income (expense):
Interest expense and other, net	(0.1)	(0.1)	(0.1)
Total other expense, net	0.1	—	—
Total other income (expense), net	—	(0.1)	(0.1)
Income before income taxes	5.3	6.9	10.7
Provision for income taxes	(1.4)	(3.2)	(1.9)
Net income	3.9%	3.7%	8.8%
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Cost of recurring revenues	$8,613	$6,303	$5,495
Cost of services revenues	6,198	5,017	4,446
Sales and marketing	59,187	41,059	20,767
Research and development	8,238	6,180	4,788
General and administrative	31,641	23,857	10,689
Total stock-based compensation expense	$113,877	$82,416	$46,185
Overview of Financial Results
For the year ended December 31, 2016, compared with the year ended December 31, 2015, total revenues increased by $163.2 million and our total cost of revenues and operating expenses, combined, increased by $164.8 million, resulting in our operating income decreasing by $1.6 million.
During the years ended December 31, 2016 and 2015, our non-cash stock-based compensation expense increased $31.5 million and $36.2 million, respectively, primarily as the result of changes we made with respect to our change in control plans ("CIC Plans") for certain senior officers. As part of an on-going comprehensive review of our senior officers’

compensation arrangements, the Board of Directors and the Compensation Committee took actions to modify the CIC Plans primarily to better align management's incentives with long-term value creation for our shareholders, by significantly amending the CIC Plan I (in March 2015 and February 2016), which covered Mr. Scott Scherr, our Chairman of the Board, President and Chief Executive Officer, Mr. Marc D. Scherr, our Vice Chairman of the Board and Chief Operating Officer, and Mr. Mitchell K. Dauerman, our Executive Vice President, Chief Financial Officer and Treasurer, and terminating our CIC Plan II (in March 2015), which covered eight other senior officers of the Company (collectively, the "CIC Plan Revisions"). The CIC Plans were designed to provide cash payments to senior officers covered by the respective plans upon a “change in control” of Ultimate Software. The CIC Plans were originally established in 2004 in lieu of granting time-based equity awards, and they were amended in 2007 to increase the size of the control awards, again in lieu of granting time-based equity awards. Under the terms of each of the CIC Plans, we were required to provide each covered senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. The comparable value given to each such senior officer was in the form of a restricted stock award. These restricted stock awards granted in March 2015 and February 2016 in connection with the CIC Plan Revisions accounted for $19.7 million of the $31.5 million increase in our non-cash stock-based compensation expense for the year ended December 31, 2016 and $23.0 million of the $36.2 million increase in our non-cash stock-based compensation expense for the year ended December 31, 2015. The remaining increases were due to the effects of new grants in each year and the impact of changes in our stock price.
The following table sets forth the stock-based compensation expense associated with modifications made to the Company's change in control plans as discussed above (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Stock-based compensation expense:
Stock-based compensation expense	$71,119	$59,390	$46,185
Stock-based compensation expense related to CIC modifications	42,758	23,026	—
Total non-cash stock-based compensation expense	$113,877	$82,416	$46,185
In connection with the ongoing review of executive compensation, on February 6, 2017, our Board of Directors approved the termination of the CIC Plan and all remaining awards that were outstanding under the CIC Plan.
Pursuant to the terms of the CIC Plan, in connection with the termination of these awards, the Company was required to provide each of the participants with an arrangement of comparable value as determined by our Compensation Committee in good faith. The comparable value was provided to the participants in the CIC Plan in the form of grants of restricted stock. In connection with its determination to use restricted stock grants for this purpose, the Compensation Committee considered the management retention incentives associated with restricted stock that vests over a period of time. Mr. Scott Scherr was awarded a restricted stock award of 157,270 shares of the Company’s Common Stock with a date of grant of February 10, 2017. Mr. Marc D. Scherr was awarded 157,270 shares of the Company’s Common Stock with a date of grant of February 10, 2017. Mr. Mitchell K. Dauerman was awarded 39,317 shares of the Company’s Common Stock with a date of grant of February 10, 2017. Each of these restricted stock awards vests one-third on each of the following dates: February 10, 2018, February 10, 2019 and February 10, 2020, assuming continued employment with the Company as of such dates and subject to accelerated vesting in the event of a change in control or termination of employment due to death or disability. Based on an assumed stock price of $195.61, the closing price of the Company’s Common Stock on February 10, 2017, the value of the restricted stock awards to Mr. Scott Scherr, Mr. Marc D. Scherr and Mr. Mitchell K. Dauerman would be approximately $30.8 million, $30.8 million and $7.7 million, respectively. The restricted stock awards were granted under our Amended and Restated 2005 Equity and Incentive Plan.
Our net income for the year ended December 31, 2016 increased $7.6 million primarily as a result of early adoption of Accounting Standards Update (“ASU”) 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") during our third quarter of 2016, which was partially offset by an increase in stock-based compensation primarily for the reasons described above. The primary impact of the adoption of ASU 2016-09 was the recognition of excess tax benefits in our provision for income taxes, rather than paid-in capital, for all periods in fiscal year 2016.
Comparison of Fiscal Years Ended December 31, 2016 and 2015
Revenues
Our revenues are derived from recurring revenues and services revenues.  See “Revenue Recognition” above for further discussion of Ultimate’s revenue sources and its method of accounting for each of them.

Total revenues increased 26.4% to $781.3 million for 2016 from $618.1 million for 2015.
Recurring revenues, consisting of subscription revenues from cloud-based UltiPro, increased 26.7% to $654.2 million for 2016 from $516.4 million for 2015.  The increase in recurring revenues for 2016 was primarily based on the revenue impact of incremental units sold to customers that have processed their first payroll using UltiPro (or gone "Live") since December 31, 2015, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.
Our annual revenue customer retention rate for our recurring revenue cloud customer was approximately 97% at the end of 2016 (calculated on a 12-month rolling basis) which compared with in excess of 97% for the prior year comparable period. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.
Services revenues increased 25.0% to $127.1 million for 2016 from $101.7 million for 2015. The increase in services revenues for the year was primarily due to additional implementation revenues from incremental billable consultants to support increased sales, particularly from our mid-market and strategic sales channels and, to a lesser extent, as a result of increased fixed fee implementations primarily in association with interfaces with UltiPro. In addition, other services revenues increased primarily from additional print services provided to our customers (which occurred in the first quarter of 2016).
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
Total cost of revenues increased 25.8% to $300.1 million for 2016, from $238.5 million for 2015.
Cost of recurring revenues increased 24.6% to $172.7 million for 2016 from $138.6 million for 2015.  The $34.1 million increase in the cost of recurring revenues for the year was primarily due to increases in both cloud costs and Customer Support costs, as described below:

•
For the year ended December 31, 2016, the increases in cloud costs were principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations.

•	The increase in Customer Support costs for the year ended December 31, 2016 was primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.
Cost of services revenues increased 27.5% to $127.4 million for 2016 from $99.9 million for 2015.  The $27.5 million increase in cost of services revenues was primarily due to an increase in the cost of implementation, including higher labor and related costs, particularly in association with the increased number of implementation consultants and the increased use of third-party implementation partners.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 32.3% to $224.4 million for 2016 from $169.7 million for 2015.  The $54.8 million increase in sales and marketing during 2016 was primarily due to increased labor and related costs (including the impact of an increase in sales personnel, primarily in our mid-market and strategic sales channels, and higher sales commissions) and higher advertising and marketing expenses, which included media advertising. Included in the increased labor and related costs for the 2016 year was a portion of certain non-cash, stock-based compensation expenses relating to the CIC Plan Revisions. Commissions on subscription-based cloud sales are amortized over the initial contract term (typically 24 to 36 months) typically commencing on the Live date, which corresponds with the related cloud revenue recognition.

Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 28.8% to $120.7 million in 2016 from $93.7 million in 2015.  The $27.0 million increase in research and development expenses during 2016 was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. For the years ended December 31, 2016 and 2015, we capitalized $37.9 million (including $3.9 million in non-cash stock-based compensation) and $26.3 million (including $3.0 million in non-cash stock-based compensation), respectively, of computer software development costs related to an internal-use development project for our UltiPro product offering (the "Development Project"). The capitalized costs for the Development Project were primarily from direct labor costs and, to a lesser extent, third party consulting fees for the years ended December 31, 2016, 2015 and 2014. For each of 2016 and 2015, we recognized $1.1 million of amortization costs which were associated with a particular product module, of the Development Project, UltiPro Recruiting, which was ready for its intended use during the second quarter of 2014. In addition, another product module of the Development Project, UltiPro Onboarding, became ready for its intended use in mid-December 2016; the amortization related to the commencement of the amortization for UltiPro Onboarding was insignificant for the 2016 year. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as facility costs, external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 29.5% to $94.4 million for 2016 from $72.9 million for 2015.  The $21.5 million increase in general and administrative expenses during 2016 was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, an increase in facility costs to support the growth in headcount, including our Weston, Florida headquarter locations, increased professional fees and a portion of certain non-cash, stock-based compensation expenses for the CIC Plan Revisions.
Provision for Income Taxes
In 2016, based on pre-tax income, we had income tax expense of $11.2 million as compared to $20.4 million in 2015. The decrease in income tax expense of $9.2 million was primarily due to the early adoption of ASU 2016-09 (see Note 3 in Notes to Consolidated Financial Statements), partially offset by an increase in non-deductible expenses, primarily stock based compensation, and a resulting higher ratio of non-deductible expenses to pre-tax income.  Ultimate recorded $4.0 million and $3.2 million of research and development tax credit carryforwards during the years ended December 31, 2016 and December 31, 2015, respectively.
Comparison of Fiscal Years Ended December 31, 2015 and 2014
Revenues
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

•
Effective January 1, 2015, we no longer had maintenance revenues associated with our Legacy customers. Since the time we announced that we would stop supporting our Legacy product in 2012, we successfully converted the majority of our Legacy customers to the cloud. Those customers that did not convert terminated.

Our annual revenue customer retention rate for our recurring revenue cloud customer base exceeded 97% at the end of 2015 (calculated on a 12-month rolling basis) which compared with greater than 96% for 2014. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.

Services revenues increased 18.0% to $101.7 million for 2015 from $86.2 million for 2014. The increase in services revenues for the year was primarily due to additional implementation revenues from incremental billable consultants to support increased sales, particularly from our Mid-market and Strategic market sales channels and, to a lesser extent, as a result of increased fixed fee implementations.
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
Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 12.1% to $93.7 million in 2015 from $83.5 million in 2014. The $10.2 million increase in research and development expenses during 2015 was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. For the years ended December 31, 2015 and 2014, we capitalized $26.3 million (including $3.0 million in non-cash stock-based compensation) and $25.2 million (including $1.7 million in non- cash stock-based compensation), respectively, of computer software development costs related to an internal-use development project for our UltiPro product offering (the "Development Project"). The capitalized costs for the Development Project were primarily from direct labor costs for the 2015 year. The capitalized costs for the Development Project were from direct labor costs and third party consulting fees for the 2014 year. For 2015 and 2014, we recognized $1.1 million and $0.7 million, respectively, of amortization costs which were associated with a particular product module, UltiPro Recruiting, of the Development Project which was ready for its intended use during the second quarter of 2014. The amortization of capitalized software is included in cost of recurring revenues.

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
Quarterly Results of Operations
The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2016 and 2015. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.
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

Quarters Ended	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
(In thousands, except per share data)
	(Unaudited)
Revenues:
Recurring	$175,944	$167,025	$158,479	$152,751	141,116	131,768	124,407	119,109
Services	34,605	29,966	28,058	34,463	29,534	23,556	22,823	25,768
Total revenues	210,549	196,991	186,537	187,214	170,650	155,324	147,230	144,877
Cost of revenues:
Recurring	46,173	44,095	42,951	39,457	36,554	34,856	34,388	32,789
Services	33,218	32,069	29,342	32,804	26,982	25,027	23,621	24,318
Total cost of revenues	79,391	76,164	72,293	72,261	63,536	59,883	58,009	57,107
Gross profit	131,158	120,827	114,244	114,953	107,114	95,441	89,221	87,770
Operating expenses:
Sales and marketing	58,074	55,212	54,548	56,582	48,019	41,687	39,195	40,763
Research and development	32,383	31,699	29,053	27,515	25,340	23,027	23,906	21,398
General and administrative	25,439	25,284	22,180	21,529	19,433	19,120	18,488	15,852
Total operating expenses	115,896	112,195	105,781	105,626	92,792	83,834	81,589	78,013
Operating income	15,262	8,632	8,463	9,327	14,322	11,607	7,632	9,757
Other (expense) income:
Interest expense and other, net	(174)	(179)	(180)	(184)	(123)	(118)	(135)	(115)
Other income, net	135	111	102	103	91	62	46	57
Total other expense, net	(39)	(68)	(78)	(81)	(32)	(56)	(89)	(58)
Income before income taxes	15,223	8,564	8,385	9,246	14,290	11,551	7,543	9,699
Provision for income taxes	(2,452)	(3,801)	(2,264)	(2,648)	(5,259)	(5,700)	(3,886)	(5,539)
Net income	$12,771	$4,763	$6,121	$6,598	$9,031	$5,851	$3,657	$4,160

Earnings per share:
Basic	$0.44	$0.16	$0.21	$0.23	$0.31	$0.20	$0.13	$0.15
Diluted	$0.42	$0.16	$0.20	$0.22	$0.30	$0.20	$0.12	$0.14

Weighted average shares outstanding:
Basic	29,200	28,977	28,895	28,825	28,756	28,603	28,591	28,583
Diluted	30,469	30,475	30,240	30,108	29,873	29,715	29,591	29,567
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
As of December 31, 2016, we had $97.9 million in cash, cash equivalents and corporate investments in marketable securities, reflecting a net decrease of $31.5 million since December 31, 2015.  The decrease in cash and cash equivalents for the year was primarily from cash used for the repurchases of shares of Common Stock under our previously announced stock repurchase plan ("Stock Repurchase Plan") of $29.7 million, $65.5 million of cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units, cash purchases of property and equipment (including principal payments on financed equipment) of $75.2 million (which includes $34.0 million of capitalized labor and third party consulting costs, paid in cash, associated with the Development Project), $9.1 million of cash used for the Vestrics Acquisition and $16.9 million of cash used for the Kanjoya Acquisition, partially offset by cash provided by operations of $159.5 million and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $4.7 million.
As part of our early adoption of ASU 2016-09 during the third quarter of fiscal year 2016, we recognized excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods in fiscal year 2016. We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash from operations and net cash used in financing of $31.9 million for the year ended December 31, 2015. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.
Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $16.8 million during 2016 as compared with 2015. This increase was primarily due to an increase in operating income (after adjusting for the impact of non-cash expenses) of $33.1 million, partially offset by cash paid for working capital, including prepaid commissions (short- and long-term) in association with increased sales.
Net cash provided by investing activities was $358.2 million for 2016 as compared with net cash used in investing activities of $224.8 million for 2015.  The $583.0 million increase from 2015 was primarily attributable to an increase of $631.4 million in client funds received from our customers using the UltiPro payment services offering (“UltiPro Payment Services”) and an increase in maturities of marketable securities of $112.2 million, partially offset by an increase in the purchases of marketable securities of $116.1 million (which includes $148.8 million of funds held for customers being invested in marketable securities in addition to our corporate funds), and an increase in cash purchases of property and equipment of $17.8 million (including an increase of $10.7 million of capitalized labor costs and, to a lesser extent, third party consulting costs, paid in cash, associated with the Development Project). We invest our customer funds in available for sale securities in addition to our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.
Net cash used in financing activities was $553.7 million for 2016 as compared with net cash provided by financing activities of $85.5 million for 2015. The $639.2 million increase in net cash used in financing activities was primarily related to an increase of $621.2 million in UltiPro Payment Services client fund obligations, an increase of $30.5 million in cash used to settle employee tax withholding liabilities for the vesting of restricted stock, partially offset by, a $13.5 million decrease in cash used for the repurchases of shares of Common Stock under our Stock Repurchase Plan.
Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of December 31, 2016 were 71 days as compared with 70 days as of December 31, 2015. The increase of one day was associated with stronger sales bookings at the end of 2016.
Deferred revenues were $174.0 million at December 31, 2016, as compared with $145.7 million at December 31, 2015. The increase of $36.0 million in deferred revenues for 2016 was primarily due to higher deferred cloud revenues mainly attributable to increased sales.

We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
As of December 31, 2016, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.
Off-Balance Sheet Arrangements
We do not, and, as of December 31, 2016, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Non-GAAP Financial Measures
Item 10 (e) of Regulation S-K, "Use of Non-GAAP Financial Measures in Commission Filings," defines and prescribes the use of non-GAAP financial information. Our measure of Non-GAAP Operating Income, which excludes non-cash stock-based compensation, amortization of acquired intangibles, and transaction costs related to business combinations meets the definition of a non-GAAP financial measure.
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
We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:
Stock-based compensation expense. Ultimate's non-GAAP financial measure of Non-GAAP Operating Income excludes non-cash stock-based compensation expense, which consists of expenses for restricted stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the years ended December 31, 2016, 2015 and 2014, stock-based compensation expense was $113.9 million, $82.4 million and $46.2 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.
Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the years ended December 31, 2016, 2015 and 2014, the amortization of acquired intangible assets was $1.1 million, $1.0 million and $1.1 million, respectively. Amortization of acquired intangible assets is excluded from Ultimate's non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.
Transaction costs related to business combinations. In accordance with GAAP, operating expenses include transaction costs for third-party professional services incurred in connection with business combinations. As we do not acquire or dispose of businesses on a predictable basis, the terms of each business combination are unique and can vary significantly from other business combinations. Significant expenses can be incurred in connection with a business combination that we would not have otherwise incurred in the periods presented as part of our continuing operations. For the year ended December 31, 2016 the transactions costs incurred related to business combinations were $0.9 million. There were no transaction costs incurred related to business combinations for the years ended December 31, 2015 and 2014. Transaction costs related to business combinations are excluded from Ultimate's non-GAAP financial measures because it is an expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique business combination histories.

	For the Year Ended
	2016	2015	2014
Non-GAAP operating income reconciliation:
Operating income	$41,684	$43,318	$54,343
Operating income, as a % of total revenues	5.3%	7.0%	10.7%
Add back:
Non-cash stock-based compensation expense	113,877	82,416	46,185
Non-cash amortization of acquired intangible assets	1,115	1,034	1,142
Transaction costs related to business combinations	874	—	—
Non-GAAP operating income	$157,550	$126,768	$101,670
Non-GAAP operating income, as a % of total revenues	20.2%	20.5%	20.1%
Contractual Obligations
As of December 31, 2016, Ultimate’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital lease obligations (1)	$9,041	$5,056	$3,985	$—	$—
Other long-term obligations (2)	60,369	14,425	22,046	19,175	4,723
Other long-term liabilities (3)	7,241	7,241	—	—	—
Total contractual cash obligations	$76,651	$26,722	$26,031	$19,175	$4,723
_________________________

(1)
We lease certain computer equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2019. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding capital lease obligations.

(2)	Included in other long-term obligations were Ultimate’s leases for corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates.

(3)
Ultimate has an income tax payable related to the unrecognizable benefit of an uncertain tax position.  As of the date of this report, it is not reasonable to estimate the timing of this payment. Ultimate does not have any other long-term liabilities as of December 31, 2016.

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
As of December 31, 2016, total corporate investments in available-for-sale marketable securities were $24.1 million. As of December 31, 2016, total investments with customer funds in available-for-sale marketable securities were $148.8 million.
As of December 31, 2016, virtually all of the investments in Ultimate’s corporate portfolio and portfolio of investments with customer funds were at fixed rates (with a weighted average interest rate of 1.1% and 0.8% per annum, respectively).
To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its December 31, 2016 consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s corporate portfolio of approximately $169 thousand over the next 12 months and a decrease in the fair value of Ultimate’s portfolio of investments with customer funds of approximately of $941 thousand over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s corporate portfolio of approximately $162 thousand over the next 12 months and an increase in the fair value of Ultimate’s portfolio of investments with customer funds of approximately $810 thousand over the next 12 months.
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
We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Ultimate Software Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of The Ultimate Software Group, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
February 24, 2017
Fort Lauderdale, Florida
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$73,773	$109,325
Investments in marketable securities	15,541	10,780
Accounts receivable, net of allowance for doubtful accounts of $900 for 2016 and 2015	162,240	130,106
Prepaid expenses and other current assets	61,901	46,804
Deferred tax assets, net	1,125	883
Total current assets before funds held for customers	314,580	297,898
Funds held for customers	465,167	923,308
Total current assets	779,747	1,221,206
Property and equipment, net	179,558	125,492
Goodwill	35,322	24,410
Investments in marketable securities	8,547	9,278
Intangible assets, net	23,860	5,167
Other assets, net	47,432	31,107
Deferred tax assets, net	78,115	48,909
Total assets	$1,152,581	$1,465,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,519	$7,395
Accrued expenses	50,973	42,097
Deferred revenue	171,669	142,793
Capital lease obligations	5,056	4,488
Other borrowings	—	400
Total current liabilities before customer funds obligations	241,217	197,173
Customer funds obligations	466,423	923,366
Total current liabilities	707,640	1,120,539
Deferred revenue	2,307	2,934
Deferred rent	6,022	3,719
Capital lease obligations	3,985	3,665
Deferred income tax liability	519	646
Total liabilities	720,473	1,131,503
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 34,003,036 and 33,260,879 shares issued in 2016 and 2015, respectively	340	333
Additional paid-in capital	520,524	463,609
Accumulated other comprehensive loss	(7,023)	(7,829)
Accumulated earnings	129,626	59,627
	643,467	515,740
Treasury stock, 4,657,995 and 4,467,595 shares, at cost, for 2016 and 2015, respectively	(211,359)	(181,674)
Total stockholders’ equity	432,108	334,066
Total liabilities and stockholders’ equity	$1,152,581	$1,465,569
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Revenues:
Recurring	$654,199	$516,400	$419,771
Services	127,092	101,681	86,165
Total revenues	781,291	618,081	505,936
Cost of revenues:
Recurring	172,676	138,587	117,700
Services	127,433	99,948	85,939
Total cost of revenues	300,109	238,535	203,639
Gross profit	481,182	379,546	302,297
Operating expenses:
Sales and marketing	224,416	169,664	117,033
Research and development	120,650	93,671	83,542
General and administrative	94,432	72,893	47,379
Total operating expenses	439,498	336,228	247,954
Operating income	41,684	43,318	54,343
Other (expense) income:
Interest expense and other, net	(717)	(491)	(353)
Other income, net	451	256	339
Total other expense, net	(266)	(235)	(14)
Income before income taxes	41,418	43,083	54,329
Provision for income taxes	(11,165)	(20,384)	(9,592)
Net income	$30,253	$22,699	$44,737

Net income per share:
Basic	$1.04	$0.79	$1.58
Diluted	$0.99	$0.76	$1.52

Weighted average shares outstanding:
Basic	28,976	28,634	28,293
Diluted	30,414	29,721	29,343
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$30,253	$22,699	$44,737
Other comprehensive (loss) income:
Unrealized loss on investments in marketable available for sale securities	(61)	(56)	(10)
Unrealized gain (loss) on foreign currency translation adjustments	843	(4,195)	(2,143)
Other comprehensive income (loss), before tax	782	(4,251)	(2,153)
Income tax benefit related to items of other comprehensive income	24	12	1
Other comprehensive income (loss), net of tax	$806	$(4,239)	$(2,152)
Comprehensive income	$31,059	$18,460	$42,585
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated (Deficit) Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2013	32,133	$321	$315,691	$(1,442)	$(7,809)	4,054	$(118,544)	$188,217
Net income	—	—	—	—	44,737	—	—	44,737
Unrealized gain on investments in marketable securities available-for-sale, net of tax	—	—	—	(5)	—	—	—	(5)
Unrealized loss on foreign exchange	—	—	—	(2,143)	—	—	—	(2,143)
Shares acquired to settle employee tax withholding liability	—	—	(19,883)	—	—	—	—	(19,883)
Excess tax benefits from employee stock plan	—	—	27,499	—	—	—	—	27,499
Repurchases of Common Stock	—	—	—	—	—	163	(19,981)	(19,981)
Stock consideration for acquisitions	13	—	(818)	—	—	—	—	(818)
Issuances of Common Stock from exercises of stock options	310	3	6,205	—	—	—	—	6,208
Issuances of Common Stock from restricted stock releases	267	3	—	—	—	—	—	3
Non-cash stock-based compensation expense	—	—	47,915	—	—	—	—	47,915
Balance, December 31, 2014	32,723	$327	$376,609	$(3,590)	$36,928	4,217	$(138,525)	$271,749
Net income	—	—	—	—	22,699	—	—	22,699
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(44)	—	—	—	(44)
Unrealized loss on foreign exchange	—	—	—	(4,195)	—	—	—	(4,195)
Shares acquired to settle employee tax withholding liability	—	—	(34,989)	—	—	—	—	(34,989)
Excess tax benefits from employee stock plan	—	—	31,859	—	—	—	—	31,859
Repurchases of Common Stock	—	—	—	—	—	251	(43,149)	(43,149)
Stock consideration for acquisitions	13	1	—	—	—	—	—	1
Issuances of Common Stock from exercises of stock options	189	2	4,701	—	—	—	—	4,703
Issuances of Common Stock from restricted stock releases	336	3	—	—	—	—	—	3
Non-cash stock-based compensation expense	—	—	85,429	—	—	—	—	85,429
Balance, December 31, 2015	33,261	$333	$463,609	$(7,829)	$59,627	4,468	$(181,674)	$334,066

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated (Deficit) Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Cumulative impact of adoption of ASU 2016-09	—	—	—	—	39,746	—	—	39,746
Net income	—	—	—	—	30,253	—	—	30,253
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(37)	—	—	—	(37)
Unrealized loss on foreign exchange	—	—	—	843	—	—	—	843
Shares acquired to settle employee tax withholding liability	—	—	(65,522)	—	—	—	—	(65,522)
Repurchases of Common Stock	—	—	—	—	—	190	(29,685)	(29,685)
Stock consideration for acquisitions	7	—	—	—	—	—	—	—
Issuances of Common Stock from exercises of stock options	183	2	4,657	—	—	—	—	4,659
Issuances of Common Stock from restricted stock releases	552	5	—	—	—	—	—	5
Non-cash stock-based compensation expense	—	—	117,780	—	—	—	—	117,780
Balance, December 31, 2016	34,003	$340	$520,524	$(7,023)	$129,626	4,658	$(211,359)	$432,108
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$30,253	$22,699	$44,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,098	21,738	19,263
Provision for doubtful accounts	3,213	4,687	2,264
Non-cash stock-based compensation expense	113,877	82,416	46,185
Income taxes	10,195	19,739	9,030
Net amortization of premiums and accretion of discounts on available-for-sale securities	755	—	—
Changes in operating assets and liabilities:
Accounts receivable	(35,004)	(34,575)	(16,806)
Prepaid expenses and other current assets	(14,973)	(12,016)	(5,414)
Other assets	(16,325)	(10,496)	(3,271)
Accounts payable	5,850	(23)	996
Accrued expenses and deferred rent	7,403	12,507	4,582
Deferred revenue	27,179	36,022	6,521
Net cash provided by operating activities	159,521	142,698	108,087

Cash flows from investing activities:
Purchases of marketable securities	(207,676)	(91,528)	(10,355)
Maturities of marketable securities	123,895	11,711	10,377
Payments for acquisitions	(25,636)	—	(257)
Net change in money market securities and other cash equivalents held to satisfy client fund obligations	537,077	(94,306)	(496,860)
Purchases of property and equipment, including capitalized software development	(69,415)	(50,634)	(38,100)
Net cash provided by (used in) investing activities	358,245	(224,757)	(535,195)

Cash flows from financing activities:
Repurchases of Common Stock	(29,685)	(43,149)	(19,981)
Net proceeds from issuances of Common Stock	4,659	4,703	6,208
Shares acquired to settle employee tax withholding liabilities	(65,522)	(34,989)	(19,883)
Principal payments on capital lease obligations	(5,831)	(4,810)	(4,082)
Repayments of other borrowings	(400)	(567)	(2,690)
Net (decrease) increase in customer fund obligations	(456,943)	164,279	496,860
Net cash (used in) provided by financing activities	(553,722)	85,467	456,432

Effect of exchange rate changes on cash	404	(2,381)	(820)
Net (decrease) increase in cash and cash equivalents	(35,552)	1,027	28,504
Cash and cash equivalents, beginning of year	109,325	108,298	79,794
Cash and cash equivalents, end of year	$73,773	$109,325	$108,298

Supplemental disclosure of cash flow information:
Cash paid for interest	$426	$371	$327
Cash paid for taxes	$1,758	$815	$582

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$6,719	$5,949	$5,907
Stock consideration adjustment recorded for acquisitions	$—	$—	$(818)
Cash held in escrow for business combinations	$3,600	$—	$—
License agreement with third-party vendor, financed	$—	$—	$800
Stock based compensation for capitalized software	$3,903	$3,013	$1,730
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Operations
The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in twelve languages with more than 35 country-specific localizations. The solution is delivered via software-as-a-service to organizations based in the United States and Canada, including those with global workforces. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. We market our UltiPro solutions primarily to enterprise companies, which we define as organizations with 2,501 or more employees, including those with 10,000 or more employees; mid-market companies, which we define as those having 501-2,500 employees; and strategic market companies, which we define as those having 100-500 employees. UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams.
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
Funds Held for Customers and Customers’ Funds Obligations
Ultimate has the right to market and distribute an independent third party’s tax filing solution that Ultimate has branded UltiPro Payment Services.  Ultimate’s UltiPro Payment Services offering provides payment services to our customers.  These payment services are being sold directly by us to our customers only on a per-employee-per-month (“PEPM”) basis in conjunction with UltiPro, our core product.  In connection with our UltiPro Payment Services product, we receive funds from our customers and hold such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  We invest a portion of our customer funds in available for sale securities in addition to our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in our consolidated balance sheets as of December 31, 2016 and 2015.  We have reported the cash flows for purchases of securities with funds received from UltiPro Payment Services customers in the investing activities section of the consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014.  We have reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014.  The associated PEPM fees for UltiPro Payment Services are included in recurring revenues in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014.  The associated interest earned was not material for the years ended December 31, 2016, 2015 and 2014.
Fair Value of Financial Instruments
Ultimate’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, and capital lease obligations and other borrowings, approximated fair value (due to their relatively short maturity) as of December 31, 2016 and 2015.
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
Prepaid Expenses and Other Current Assets
Ultimate’s financial statements include prepaid expenses and other current assets which include prepaid commissions on cloud sales.  Prepaid expenses are amortized over the life of the asset (typically within one year) and commissions on cloud sales are amortized over the initial contract term (typically 24-36 months) typically commencing on the day the customer processes its first live payroll using UltiPro (also referred to as going “Live”), which corresponds with the related cloud revenue recognition. The portion of prepaid commissions that extends beyond one year is classified in other assets, net, in the consolidated balance sheets as of December 31, 2016 and 2015.
Long-Lived Assets
We evaluate the carrying value of long-lived assets when indicators of impairment exist.  For the year ended December 31, 2016, no such events or circumstances were identified.  The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value.  In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the years ended December 31, 2016, 2015 and 2014, we recorded no impairment of our long-lived assets.
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
At December 31, 2016, our goodwill totaled $35.3 million and our identifiable net intangible assets totaled $23.9 million. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  We consider both market and discounted cash flow approaches to determine the fair value of the reporting unit.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment test of goodwill as of December 31, 2016, and 2015.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for our reporting unit was required.
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
As of December 31, 2016, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,162,546 shares.
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
In accordance with ASC 718, Ultimate capitalizes the portion of SBC expense attributed to personnel whose labor costs are being capitalized pursuant to ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software, related to software development. The following table summarizes SBC recognized by the Company (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
SBC - Statements of income	$113,877	$82,416	$46,185
SBC - Capitalized software	3,903	3,013	1,730
SBC - Statements of stockholders' equity	$117,780	$85,429	$47,915
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
We assess the likelihood that Ultimate will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, as well as current tax laws and interpretation of current tax laws, in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2016 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income sufficient to realize all of our remaining deferred tax assets.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2016. See Note 14 for further discussion.

ASC 740, "Income Taxes" ("ASC 740") provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  Our accounting policy is to record the tax effects of a change in the opening balance of the unrecognized tax benefits (including unrecognized tax benefits related to prior-period discontinued operations) in current-period income (loss) from continuing operations. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2016 and 2015, we did not have any interest and penalties accrued related to unrecognized tax benefits.
Reimbursable Out-Of-Pocket Expenses
Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in our accompanying consolidated statements of operations, were $2.4 million, $1.9 million and $1.8 million for 2016, 2015 and 2014, respectively.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers: (Topic 606)” and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process (ASC 606-10-05-4(a) through 4 (e)) to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.
During 2016 we began discussions that addressed the potential impact Topic 606 would have on the consolidated financial statements and the required resources to implement the new standard. Assessment to the impact on the consolidated financial statements included an evaluation of the five steps outlined in ASC 606-10-05-4 (a) through (e) of 2016 along with enhancement of disclosures that will be required under paragraphs 606-10-50-1 through 50-21. In Ultimate’s evaluation of the standard, it has developed its initial plan for implementing the standard, which includes, but is not limited to, identifying contract populations and “in scope” contracts, identifying performance obligations in the “in scope” customer contracts, and evaluating impacts of variable consideration. It also includes determining the impacts the standard will have on the revenue reporting processes, ensuring the internal controls will operate effectively with the new standard and performing gap analyses on collected data and determining the relative accounting positions where applicable. Included in our assessment of the standard, we will focus on the potential impact on sales commissions and the term over which they will amortize. We have preliminarily determined that the implementation revenues that we recognize represent distinct performance obligations and do not believe the standard will materially alter the way we recognize revenues. We are still evaluating the overall effect the standard will have on the consolidated financial statements and related disclosures.
Topic 606 is effective for Ultimate on January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. Ultimate has not yet selected a transition method.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17”). ASU 2015-17 requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component and present the net deferred tax as a single noncurrent amount in a classified balance sheet. The new standard was effective for Ultimate on January 1, 2017. The standard permits the use of either the prospective or retrospective method. We are evaluating the effect that ASU 2015-17 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
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

We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in a reclassification of previously reported amounts to increase both net cash from operations and net cash used in financing of $31.9 million and $27.5 million for the years ended December 31, 2015 and 2014, respectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.
Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital of $23.7 million for the year ended December 31, 2016.
In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which requires that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. Further, it requires that if a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will not change GAAP for a customer’s accounting for service contracts. The new standard became effective for Ultimate on January 1, 2016. The effect of the adoption of ASU 2015-05 has had no material impact on our consolidated financial statements and related disclosures.
4.    Business Combinations
2016 Business Combinations
During the third quarter of 2016, we completed the acquisition of Kanjoya, Inc. ("Kanjoya"), a California corporation (the “Kanjoya Acquisition”), located in San Francisco, California. During the second quarter of 2016, we completed the acquisition of substantially all of the assets of Capital Analytics, Inc. (d/b/a Vestrics) (hereinafter referred to as "Vestrics") (the “Vestrics Acquisition”), a Delaware limited liability company located in North Carolina. The Kanjoya Acquisition and the Vestrics Acquisition (the “2016 Acquisitions”) were deemed insignificant to the audited condensed consolidated financial statements on an individual basis and in the aggregate.
Acquisition of Kanjoya, Inc.
On September 29, 2016, pursuant to a merger agreement with Kanjoya, we acquired Kanjoya in exchange for $19.6 million, of which $16.9 million was paid in cash during the twelve months ended December 31, 2016 while the remaining $2.6 million is being held in escrow, and is included in accrued liabilities on our consolidated balance sheet. We recorded the Kanjoya Acquisition using the acquisit ion method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. Based on the valuation, the significant classes of assets and liabilities to which we allocated the purchase price of Kanjoya were acquired intangibles for a total of $13.6 million, consisting of $12.1 million for developed technology, $1.5 million for customer relationships, and goodwill for the balance of $6.4 million. Pursuant to the Kanjoya Acquisition we assumed working capital, net, totaling $0.4 million. The fair value of the acquired developed technology was estimated using the cost approach. In accordance with GAAP, direct costs related to the acquisition were expensed as incurred. Kanjoya is a leading cloud workforce intelligence provider for enterprises. Based upon the technology acquired, we launched UltiPro Perception, a feature-set that enables businesses to identify and analyze attitudes and performance traits of their employees, managers, and teams from surveys and other sources of employee feedback. Kanjoya's workforce has joined Ultimate and will serve to establish an additional research and development hub for us in San Francisco.
The results of operations from this acquisition have been included in our consolidated financial statements since the closing of the Kanjoya Acquisition. Pro forma results of operations have not been presented because the effects of this business combination were not deemed significant to our audited condensed consolidated results of operations.
Acquisition of Capital Analytics, Inc., d/b/a Vestrics
On May 11, 2016 (the "Vestrics Closing Date"), pursuant to an asset purchase agreement with Vestrics, we acquired certain assets and liabilities in exchange for $10.1 million, of which $9.1 million was paid in cash during the twelve months ended December 31, 2016 while the remaining $1.0 million is being held in escrow and is included in accrued liabilities on our unaudited condensed consolidated balance sheet. We recorded the Vestrics Acquisition using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The valuation of Vestrics has been completed and the significant classes of assets and liabilities to which we allocated the purchase price were goodwill of $4.3 million (which includes working capital, net, totaling $0.2 million, which was assumed pursuant to the Vestrics Acquisition) and identifiable intangible assets of $6.0 million related to developed technology. In accordance with GAAP, direct costs related to the acquisition were expensed as incurred. Vestrics’ predictive technology enables a company to identify and analyze the connections between its investments in human capital and the performance-related business results of those investments. We will leverage Vestrics’ technology as we continue to expand our analytics capabilities across UltiPro. The fair value of the acquired developed technology was estimated using the cost approach. Identifiable intangible assets were assigned a total weighted-average amortization period of 7.0 years. Since the developed predictive technology acquired pursuant to the Vestrics Acquisition will be included in the development project currently being capitalized as internal-use software to be offered as a cloud product in the future, amortization of the Vestrics developed technology will begin when it is ready for its intended use.
The results of operations from this acquisition have been included in our audited condensed consolidated financial statements since the Vestrics Closing Date. Pro forma results of operations have not been presented because the effects of this business combination were not deemed significant to our audited condensed consolidated results of operations.
5.    Funds Held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive loss was a $145 thousand net unrealized loss and $84 thousand net unrealized loss on available-for-sale securities at December 31, 2016 and December 31, 2015, respectively. Realized gains and losses resulting on available-for-sale securities are included in other (expense) income, net, in the consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014.
The amortized cost, net unrealized (loss) gain and fair value of our investments in marketable available-for-sale securities as of December 31, 2016 and December 31, 2015 are shown below (in thousands):

Funds held for customers and corporate investments as of December 31, 2016 and December 31, 2015 are shown below (in thousands):

	As of December 31, 2016			As of December 31, 2015
	Amortized Cost	Net Unrealized (Loss) Gain	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)	Fair Value (1)
Type of issue:
Funds held for customers – money market securities and other cash equivalents	$316,353	$—	$316,353	$853,392	$—	$853,392
Available-for-sale securities:
Corporate debentures – bonds	10,175	(3)	10,172	13,232	(31)	13,201
Commercial paper	1,446	—	1,446	2,097	—	2,097
U.S. Agency bonds	148,939	(125)	148,814	70,208	(44)	70,164
U.S. Treasury bills	9,586	(18)	9,568	703	(3)	700
Asset-Backed Securities	2,901	1	2,902	3,818	(6)	3,812
Total corporate investments and funds held for customers	$489,400	$(145)	$489,255	$943,450	$(84)	$943,366
_________________
(1) Included within available-for-sale securities as of December 31, 2016 and 2015 are corporate investments with fair values of $24.1 million and $20.1 million, respectively. Included within available-for-sale securities as of December 31, 2016 and 2015 are funds held for customers with fair values of $148.8 million and $69.9 million, respectively. All available-for-sale securities were included in Level 2 of the fair value hierarchy.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2016 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(4)	$6,125	$—	$—	$(4)	$6,125
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	(131)	118,810	—	—	(131)	118,810
U.S. Treasury bills	(18)	9,568	—	—	(18)	9,568
Asset-Backed Securities	(1)	751	—	—	(1)	751
Total	$(154)	$135,254	$—	$—	$(154)	$135,254
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

The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity at December 31, 2016 are shown below (in thousands):

	As of December 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$120,234	$120,190
Due after one year	52,813	52,712
Total	$173,047	$172,902
We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  We did not have any transfers into and out of Level 1 and Level 2 during the years ended December 31, 2016, 2015 and 2014.
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
The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of December 31, 2016 and December 31, 2015 (in thousands):

	As of December 31, 2016				As of December 31, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)
Corporate debentures and bonds	$10,172	$—	$10,172	$—	$13,201	$—	$13,201	$—
Commercial paper	1,446	—	1,446	—	2,097	—	2,097	—
U.S. Agency bonds	148,814	—	148,814	—	70,164	—	70,164	—
U.S. Treasury bills	9,568	—	9,568	—	700	—	700	—
Asset-Backed Securities	2,902	—	2,902	—	3,812	—	3,812	—
Total	$172,902	$—	$172,902	$—	$89,974	$—	$89,974	$—
Assets and liabilities measured at fair value on a recurring basis were presented in the consolidated balance sheets as of December 31, 2016 and as of December 31, 2015 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of December 31, 2016 and December 31, 2015.
6.    Allowance for Doubtful Accounts
We have established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable by customer and historical experience.

The activity within the allowance for doubtful accounts was as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$900	$675	$675
Charged to expense	3,213	4,687	2,264
Write-offs	(3,213)	(4,462)	(2,264)
Balance at end of year	$900	$900	$675
7.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2016	2015
Prepaid commissions on cloud sales	$29,842	$22,119
Other prepaid expenses	16,753	11,978
Other current assets	15,306	12,707
Total prepaid expenses and other current assets	$61,901	$46,804
8.    Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2016	2015
Computer equipment	$166,420	$140,297
Internal-use software	113,407	75,529
Leasehold improvements	36,095	25,246
Furniture and fixtures	16,932	12,316
Building	1,074	1,005
Land	655	655
Property and equipment	334,583	255,048
Less: accumulated depreciation and amortization	155,025	129,556
Property and equipment, net	$179,558	$125,492
Depreciation and amortization expense on property and equipment, including depreciation and amortization expense on property and equipment under capital leases, totaled $25.5 million, $20.7 million and $18.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Included in property and equipment, net, is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2016	2015
Computer equipment	$51,581	$44,862
Less: accumulated amortization	43,732	38,389
Computer equipment, net	$7,849	$6,473
Capital leases entered into and included in property and equipment totaled $6.7 million, $5.9 million and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

See Note 10 in the Notes to Consolidated Financial Statements for further discussion of computer software development costs related to internal-use software which is included in property and equipment, net.
9.    Foreign Currency
The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of our wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in consolidated stockholders’ equity as a component of accumulated other comprehensive income (loss).  Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the consolidated statements of operations. Included in accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, are $6.9 million of unrealized translation losses at December 31, 2016 and $7.8 million of unrealized translation losses at December 31, 2015. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014.
Included in comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 were realized foreign currency translation losses and unrealized foreign currency translation gains (losses), as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Realized foreign currency translation (loss) gains	$—	$—	$—
Unrealized foreign currency translation gains (losses)	$843	$(4,195)	$(2,143)
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
For the years ended December 31, 2016 and 2015, we capitalized $37.9 million (including $3.9 million in non-cash stock-based compensation) and $26.3 million (including $3.0 million in non-cash stock-based compensation), respectively, of computer software development costs related to an internal-use development project for our UltiPro product offering (the "Development Project"). The capitalized costs for the Development Project were primarily from direct labor costs. For 2016, 2015 and 2014, we recognized $1.2 million, $1.1 million and $0.7 million, respectively, of amortization costs which were associated with certain product modules, of the Development Project which were ready for their intended use. The amortization of capitalized software is included in cost of recurring revenues. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Capitalized computer software development costs and accumulated amortization of capitalized software, developed for internal use, were as follows (in thousands):

	As of December 31,
	2016	2015	2014
Computer software development costs	$113,407	75,529	49,464
Less: accumulated amortization	(2,925)	(1,742)	(670)
Computer software development costs, net	110,482	73,787	48,794

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
The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Basic weighted average shares outstanding	28,976	28,634	28,293
Effect of dilutive equity instruments (1)	1,438	1,087	1,050
Dilutive shares outstanding	30,414	29,721	29,343

Anti-dilutive equity instruments (1)	24	19	40
_________________
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
The changes in the carrying value of goodwill were as follows (in thousands):

	As of December 31,
	2016	2015
Goodwill, December 31, 2015	$24,410	$25,696
Goodwill from Vestrics Acquisition (1)	4,305	—
Goodwill from Kanjoya Acquisition (2)	6,394	—
Translation adjustment (3)	213	(1,286)
Goodwill, December 31, 2016	$35,322	$24,410
_________________
(1) Represents the goodwill recognized for the Vestrics Acquisition on May 11, 2016. See Note 4 of the Notes to Consolidated Financial Statements.
(2) Represents the estimated goodwill recognized for the Kanjoya Acquisition on September 29, 2016. See Note 4 of the Notes to Consolidated Financial Statements.
(3) Represents the impact of the foreign currency translation of the portion of goodwill that is recorded by our Canadian subsidiary whose functional currency is also its local currency. Such goodwill is translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).

The Company’s amortizable intangible assets have estimated useful lives as follows (in thousands):

As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,300	$(2,036)	$(1,026)	$20,238	6.7
Customer relationships	4,700	(1,194)	—	3,506	5.3
Non-compete agreements	300	(300)	—	—	0.0
	$28,300	$(3,530)	$(1,026)	$23,744	6.5

As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$5,200	$(1,463)	$(1,112)	$2,625	4.8
Customer relationships	3,200	(736)	(4)	2,460	7.8
Non-compete agreements	300	(216)	(2)	82	0.9
	$8,700	$(2,415)	$(1,118)	$5,167	6.2
_________________
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
Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Included in acquired intangible assets as of December 31, 2016, were $0.1 million of assets with indefinite lives. There were no assets, with indefinite lives, as of December 31, 2015. Amortization expense for acquired intangible assets was $1.1 million, $1.0 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014. Future amortization expense for acquired intangible assets is as follows, as of December 31, 2016 (in thousands):

Year	Amount
2017	$1,812
2018	3,109
2019	3,412
2020	3,323
2021	2,896
Thereafter	9,192
Total	$23,744

13.    Capital Lease Obligations
We lease certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2019. Interest rates on these leases are 4.25% to 4.50%. The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2016 (in thousands):

Year	Amount
2017	$5,346
2018	3,223
2019	883
9,452
Less amount representing interest	(411)
Lease obligations reflected as current ($5,056) and non-current ($3,985)	$9,041
14.    Income Taxes
For the year ended December 31, 2016, the income tax provision of $11.2 million was based on book income from operations before income taxes of $41.4 million.  For the year ended December 31, 2015, the income tax provision of $20.4 million was based on book income from operations before income taxes of $43.1 million.  For the year ended December 31, 2014, the income tax provision of $9.6 million was based on a book loss from operations before income taxes of $54.3 million.  Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
The income tax provision consists of the following (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Current taxes:
Federal	$34	$(26,111)	$(22,406)
State and local	(170)	(6,021)	(5,078)
Foreign	(856)	(200)	(567)
Deferred taxes, net
Federal	(8,034)	9,548	16,607
State and local	(2,289)	2,193	1,535
Foreign	150	207	317
Income tax provision	$(11,165)	$(20,384)	$(9,592)
The income tax provision is different from that which would be obtained by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Income tax provision at statutory federal tax rate	$(14,490)	$(15,079)	$(19,015)
State and local income taxes, net of the federal benefit	(1,598)	(2,488)	(2,303)
Non-deductible expenses	(19,824)	(6,250)	(2,068)
Change in tax rates	216	117	80
Recognition of ASU 2016-09 excess tax benefits, federal benefit	20,966	—	—
Research credit, federal benefit	3,727	3,239	13,873
Other, net	(162)	77	(159)
Income tax provision	$(11,165)	$(20,384)	$(9,592)
Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$60,026	$402
Tax credit carryforwards	911	817
Research credit	22,768	18,758
Deferred revenue	918	16
Accruals not currently deductible	1,012	790
Allowance for doubtful accounts	338	338
Charitable contributions	1,777	1,275
Stock-based compensation	38,154	58,323
Deferred rent adjustment	3,081	1,891
Gross deferred tax assets	128,985	82,610
Less valuation allowance	—	—
Deferred tax assets	$128,985	$82,610
Deferred tax liabilities:
Property and equipment	$(49,745)	$(32,818)
Foreign, primarily acquired intangible assets	(519)	(646)
Gross deferred tax liabilities	(50,264)	(33,464)
Net deferred tax assets	$78,721	$49,146
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
The available positive evidence at December 31, 2016 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2016. As such, there was no valuation allowance for the years ended December 31, 2016, 2015 and 2014.

Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, Ultimate Canada.  The comprehensive recognition of deferred income taxes presumes that all undistributed earnings will be transferred to the parent entity.  This presumption may be overcome by the parent entity, and no income taxes would be accrued, if sufficient evidence shows that the subsidiary has invested or will invest the undistributed earnings indefinitely or that the earnings will be remitted in a tax-free liquidation.  A parent entity shall have evidence of specific plans for reinvestment of undistributed earnings of a subsidiary which demonstrates that remittance of the earnings will be postponed indefinitely.  These criteria required to overcome the presumption are sometimes referred to as the indefinite reversal criteria.  Accordingly, deferred income taxes of $0.3 million were not recognized on the undistributed earnings of Ultimate Canada.  The deferred tax liability, net of available foreign tax credits, resulting from the cumulative undistributed earnings are not deemed material.
We recorded a deferred tax asset, of $13.2 million and $2.3 million during 2014, for the years 1998 through 2013, and 2014, respectively, as a result of a research and development credit study. We recorded a deferred tax asset for research and development credits of $3.2 million and $4.0 million during the years 2015 and 2016, respectively.
At December 31, 2016, we had approximately $148.5 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income.  Prior to January 1, 2016, the tax benefit of net operating loss carryforwards attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, were credited to paid-in-capital and deferred tax asset only to the extent realized through a reduction of income taxes payable.  As a result, prior to January 1, 2016, the excess tax benefits associated with stock-based compensation were included in net operating loss carryforwards but not reflected in deferred tax assets.  Upon adoption of ASU 2016-09, the excess tax benefits associated with stock based compensation were reflected in deferred tax assets. These excess tax benefits combined with the associated financial statement expense (previously included in the stock-based compensation line of this footnote), are currently reflected in the Net operating loss line. During 2015, we realized a tax benefit of $42.0 million comprised of a $31.9 million and a $10.1 million credit to paid-in-capital and deferred tax asset, respectively.  During 2014, we realized a tax benefit of $33.5 million comprised of a $27.5 million and a $6.0 million credit to paid-in capital and deferred tax asset, respectively. The carryforwards expire from 2018 through 2034 and from 2016 through 2034, for Federal and state income tax reporting purposes, respectively.
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard amends the accounting for share-based payments to employees effective for annual periods beginning after December 15, 2016, with early adoption permitted. The standard requires transition for specific objectives of the standard. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. We elected to early adopt ASU 2016-09 in the third quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal year 2016. ASU 2016-09 requires entities to recognize all income tax effects of stock-based compensation in the income statement when the restricted stock units and awards vest and when the stock options are exercised. Prior to the adoption of ASU 2016-09, companies could not recognize excess tax benefits (the amount by which the tax deduction exceeds the financial statement expense previously recorded) when a restricted stock unit or award vested or an option was exercised if the related tax deduction increased a net operating loss carryforward rather than a reduction in income taxes payable. Consequently, the excess tax benefits were credited to paid-in-capital and a deferred tax asset only to the extent realized through a reduction of income taxes payable when realized, which resulted in the excess tax benefits being included in Ultimate’s net operating loss carryforwards, while being excluded from deferred tax assets on the balance sheet. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Adoption of the new standard resulted in a $39.7 million cumulative-effect adjustment as of January 1, 2016 to record a deferred tax asset with the offset to retained earnings in the balance sheet representing the amount of our net operating loss carryforward attributable to excess tax benefits. We recognized $23.7 million of excess tax benefits in our provision for income taxes for the twelve months ended December 31, 2016.
Utilization of such net operating loss carryforwards, as well as tax credit carryforwards, may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state provisions. The Internal Revenue Service examination of our U.S. Federal income tax return for the year ended December 31, 2010 was completed in 2013 with no change to the taxable income or income tax liability as reported.
ASC 740, “Income Taxes,” ("ASC 740") requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  During 2013, the Internal Revenue Service completed their examination of our U.S. Federal income tax return for the year ended December 31, 2010, which resulted in the recognition of previously unrecognized tax benefits of approximately $1.9 million, which decreased our provision for income taxes and our effective tax rate. As of December 31, 2016, we had $5.0 million of gross unrecognized tax benefits resulting from a research and development credit attributable to the 1998-2014 years as a result of the completion of the research and development activities study that if recognized would affect the annual effective tax rate. During 2015 we increased the unrecognized tax benefits by $0.1 million related to the completion of the research credit study for 2014 and increased the unrecognized tax benefits by $0.9 million related to the research credit study estimate for 2015, totaling $6.0 million at December 31, 2015. During 2016, we increased the unrecognized tax benefits by $0.2 million related to the completion of the research credit study for 2015 and increased the unrecognized tax benefits by $1.1 million related to the research credit study estimate for 2016, totaling $7.2 million at December 31, 2016. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.
Tax years 1998 to 2016 remain subject to future examination by the tax jurisdictions in which we are subject to tax.
We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.  Due to our net operating loss carryover position, we did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2016 and 2015, we did not have any interest and penalties accrued related to unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	As of December 31,
	2016	2015	2014
Balance at January 1,	$5,957	$4,950	$—
Tax positions taken in prior period
Gross increases	205	133	—
Gross decreases	—	—	—
Tax positions taken in current period
Gross increases	1,079	874	4,950
Settlements	—	—	—
Statute expiration	—	—	—
Balance at December 31,	$7,241	$5,957	$4,950
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
As of December 31, 2016, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,162,546 shares.
Stock-Based Compensation
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Cost of recurring revenues	$8,613	$6,303	$5,495
Cost of services revenues	6,198	5,017	4,446
Sales and marketing	59,187	41,059	20,767
Research and development	8,238	6,180	4,788
General and administrative	31,641	23,857	10,689
Total stock-based compensation expense	$113,877	$82,416	$46,185
Stock-based compensation for the twelve months ended December 31, 2016 was $113.9 million, as compared with stock-based compensation of $82.4 million and $46.2 million for the twelve months ended December 31, 2015 and 2014, respectively. The increases of $31.5 million and $67.7 million in stock-based compensation over 2015 and 2014, respectively, included increases of $19.7 million and $42.8 million, respectively, associated with modifications made to the Company’s CIC Plans in March 2015 and February 2016 which significantly reduced the potential payments that could be made under such plans. As previously disclosed, these changes were made to better align management's incentives with long-term value creation for our shareholders. As part of the modifications in connection with unwinding the change in control plans, time-based restricted stock awards (vesting over three years) were granted to certain senior officers in March 2015 and February 2016.

The following table sets forth the stock-based compensation expense associated with modifications made to the Company's change in control plans as discussed above (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Stock-based compensation expense:
Stock-based compensation expense	$71,119	$59,390	$46,185
Stock-based compensation expense related to CIC modifications	42,758	23,026	—
Total non-cash stock-based compensation expense	$113,877	$82,416	$46,185
Included in computer equipment in property and equipment, net in our consolidated balance sheet and excluded from purchases of property and equipment in the statements of cash flow at December 31, 2016, 2015 and 2014 was $3.9 million, $3.0 million and $1.7 million, respectively, in non-cash stock-based compensation expense related to capitalized software which was developed for internal use during the fiscal years then ended. These amounts would have otherwise been charged to research and development expense for the years ended December 31, 2016, 2015 and 2014.
Net cash proceeds from the exercise of Options were $4.7 million, $4.7 million and $6.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Fair Value
The fair value of restricted stock awards and restricted stock units is equal to the closing price of our Common Stock on NASDAQ on the date of grant.
We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rates for the years ended December 31, 2016, 2015 and 2014 were based on historical data.
Options
There were no Options granted during the years ended December 31, 2016, 2015 and 2014. Options granted to officers and employees under the Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date.  Options granted to non-employee directors under the Plan generally have a 10-year term and vest and become exercisable immediately on the grant date.
Restricted Stock Awards
Under the provisions of the Plan, Ultimate may, at the discretion of the Compensation Committee or the Board, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  During the years ended December 31, 2016, 2015 and 2014, we granted Restricted Stock Awards for 453,023, 579,320 and 235,000 shares, respectively, of Common Stock to officers and employees and we granted Restricted Stock Awards for 9,815, 9,910 and 10,375 shares, respectively, of Common Stock to non-employee directors.  Compensation expense for Restricted Stock Awards is measured based on the closing market price of our Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period.  Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto during the vesting period. Each Restricted Stock Award granted to officers and employees vest in three equal annual installments of 33-1/3% of the number of Restricted Stock Unit Awards on the anniversary of the date of grant thereof, subject to the grantee’s continued employment with Ultimate or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause.  Each Restricted Stock Award granted to non-employee directors becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued board services on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause or, in the case of a non-employee director, at cessation of his board services at the end of his term.  Included in our consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 was $79.0 million, $56.3 million and $23.3 million, respectively, of non-cash stock-based compensation expense (which includes amounts capitalized associated with an internal-use development project) for Restricted Stock Awards.

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
There were 363,458, 241,235 and 207,000 Restricted Stock Unit Awards granted to employees during the years ended December 31, 2016, 2015 and 2014, respectively. Non-cash stock-based compensation expense for Restricted Stock Unit Awards is measured based on the fair market value of our Common Stock on the date of grant and recognized on a straight-line basis over the vesting period.  Included in Ultimate’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 was $38.8 million, $29.2 million and $22.9 million, respectively, of non-cash stock-based compensation expense (which includes amounts capitalized associated with an internal-use development project) for Restricted Stock Unit Awards.

Option, Restricted Stock and Restricted Stock Unit Activity
The following table summarizes Option activity for the years ended December 31, 2014, 2015 and 2016, as follows (in thousands, except per share amounts and years):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,032	$24.69
Granted	—	—
Exercised	(310)	20.05
Forfeited or expired	—	—
Outstanding and exercisable at December 31, 2014	722	$26.68	2.6	$86,758
Outstanding at December 31, 2014	722	$26.68
Granted	—	—
Exercised	(189)	24.85
Forfeited or expired	(1)	14.36
Outstanding and exercisable at December 31, 2015	532	$27.36	1.8	$89,373
Outstanding at December 31, 2015	532	$27.36
Granted	—	—
Exercised	(188)	24.79
Forfeited or expired	—	—
Outstanding and exercisable at December 31, 2016	344	$28.76	1.1	$52,797
The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of our Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the Option holders had all Option holders exercised their Options on December 31, 2016.  The amount of the aggregate intrinsic value changes, based on the fair value of our Common Stock.  Total intrinsic value of Options exercised during the years ended December 31, 2016, 2015 and 2014 was $32.0 million, $28.7 million and $44.6 million, respectively.  There were no Options vested during the years ended December 31, 2014, 2013 and 2012. All options granted under the Plan and the Prior Plan are fully vested as of December 31, 2016.

The following table summarizes Restricted Stock and Restricted Stock Unit Award activity for the years ended December 31, 2014, 2015 and 2016, as follows (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	968	$91.28	501	$88.58
Granted	245	152.39	207	157.64
Vested	—	—	—	—
Released	(153)	40.38	(242)	80.00
Forfeited or expired	—	—	(22)	115.18
Outstanding at December 31, 2014	1,060	$112.77	444	$124.07
Granted	589	169.52	241	169.89
Vested	—	—	—	—
Released	(283)	86.91	(233)	109.79
Forfeited or expired	—	—	(17)	147.24
Outstanding at December 31, 2015	1,366	$142.61	435	$156.18
Granted	463	168.94	363	173.28
Vested	—	—	—	—
Released	(668)	122.37	(214)	145.47
Forfeited or expired	—	—	(22)	170.36
Outstanding at December 31, 2016	1,161	$164.77	562	$170.73
As of December 31, 2016, $120.1 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 1.57 years.  As of December 31, 2016, $62.9 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards is expected to be recognized over a weighted average period of 1.80 years.
The following table summarizes information with respect to Options outstanding and Options exercisable under the Plan at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number	Weighted Average Exercise Price
$14.72—$27.02	60,052	0.84	$20.40	60,052	$20.40
$28.41—$28.41	127,977	1.10	28.41	127,977	28.41
$30.34—$30.34	34,125	0.56	30.34	34,125	30.34
$32.39—$32.39	72,385	1.57	32.39	72,385	32.39
$32.54—$34.89	49,225	1.12	33.47	49,225	33.47
$14.72—$34.89	343,764	1.10	$28.76	343,764	$28.76
Board Compensation
Each non-employee director of Ultimate receives compensation for serving on the Board, payable exclusively in the form of Restricted Stock Awards granted under the Plan.
Under the Plan, (i) each non-employee director was granted a restricted stock award of 400 shares of Common Stock for each regular meeting of the Board attended during each quarter of 2014, 2015 and 2016 and (ii) each of the Chairmen of the Audit Committee, Compensation Committee and Nominating Committee was granted a restricted stock award of 50 shares of Common Stock for attendance at each regular meeting of the Committee during each quarter of 2014, 2015 and 2016 that he chaired.

In addition, in 2016, 2015 and 2014 each non-employee director was granted, for each fiscal quarter during which he served, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Board for each such quarter, rounded down to the closest full number of shares.  Under the arrangement as amended, the date of grant shall not be a date prior to the date of the Board’s determination of the same and such restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service or the end of his term or the occurrence of a change of control of Ultimate.
The following table summarizes information about Restricted Stock Awards granted by us to non-employee directors in exchange for director related services rendered for 2016, 2015 and 2014:

Year	Market Value of Restricted Stock Awards Granted	Number of Restricted Stock Awards Granted
2014	$164.87	2,625
	118.03	2,625
	132.23	2,570
	152.59	2,555
2015	$160.92	2,535
	163.99	2,480
	183.19	2,440
	203.94	2,455
2016	$156.12	2,550
	191.67	2,425
	210.29	2,445
	210.59	2,395
The non-cash compensation expense, recognized in the consolidated statements of income related to the Restricted Stock Awards granted to non-employee directors, including the chairmen of the Audit, Compensation and Nominating Committees, determined pursuant to the application of ASC 718 for the years ended December 31, 2016, 2015 and 2014, was $1,839,000, $1,757,000 and $1,652,000, respectively, and is included in general and administrative expenses in the consolidated statements of income. The non-cash stock-based expense amounts are included in the non-cash stock-based compensation expense for restricted stock awards in the consolidated statements of operations.
Common Stock
The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

16.    Commitments and Contingencies
Operating Leases
We lease corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. Total rent expense under these agreements was $16.7 million, $13.1 million and $8.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum annual rental commitments related to these leases are as follows as of December 31, 2016 (in thousands):

Year	Amount
2017	$14,425
2018	11,599
2019	10,447
2020	9,843
2021	9,332
Thereafter	4,723
$60,369
Litigation
From time-to-time, Ultimate is involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our operating results or financial condition.
17.    Related Party Transactions
For the years ending December 31, 2016, 2015 and 2014, we had no related party transactions.
18.    Employee Benefit Plan
Ultimate provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the 401(k) Plan, which are made at the sole discretion of Ultimate, were $10.5 million, $7.2 million and $5.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of December 31, 2016, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this assessment, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on Ultimate’s internal control over financial reporting as of December 31, 2016, which is included below on this Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of 2016 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Ultimate Software Group, Inc.:
We have audited The Ultimate Software Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 24, 2017
Fort Lauderdale, Florida
Certified Public Accountants

Item 9B.  Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers (Messrs. Scott Scherr, Marc D. Scherr, Mitchell K. Dauerman, Adam Rogers, Greg Swick, Robert Manne and Chris Phenicie), directors and other key employees of Ultimate, and their ages as of February 18, 2017, are as follows:

Name	Age	Position(s)
Scott Scherr	64	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	59	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	59	Executive Vice President, Chief Financial Officer and Treasurer
Adam Rogers	42	Senior Vice President, Chief Technology Officer
Greg Swick	53	Senior Vice President, Chief Enterprise Sales Officer
Robert Manne	63	Senior Vice President, General Counsel
Chris Phenicie	45	Senior Vice President, Chief Mid-Market Sales Officer
James A. FitzPatrick, Jr.	67	Director
Alois T. Leiter	51	Director
LeRoy A. Vander Putten	82	Director
Rick A. Wilber	70	Director
Robert A. Yanover	80	Director
Julie Dodd	47	Senior Vice President, Chief Services Officer
Bill Hicks	51	Senior Vice President, Chief Relationship Officer
Jody Kaminsky	42	Senior Vice President, Marketing
Vivian Maza	55	Senior Vice President, Chief People Officer and Secretary
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
When considering potential director candidates, the Board considers, and the Nominating Committee will consider, the candidate’s independence (as mandated by the NASDAQ rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of Ultimate and the Board.  Other information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2017 under the heading “Corporate Governance, Board Meetings and Committees of the Board.”  In 2016, Ultimate did not pay any fees to a third party to assist in identifying or evaluating potential nominees.

The Nominating Committee and the Board will consider director candidates recommended by Ultimate’s stockholders in a similar manner as those recommended by members of management or other directors.
Other Information
The information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting in 2017 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance, Board Meetings and Committees of the Board-Audit Committee.”
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2017 Annual Meeting under the headings “Executive Compensation Policy,” “Director Compensation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2017 Annual Meeting under the heading “Security Ownership of Certain Beneficial Owners and Management.”
Equity Compensation Plan Information.
The following table summarizes information related to Ultimate’s equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column ( a ))
Equity compensation plans approved by security holders	343,764	$28.76	1,162,546
Equity compensation plans not approved by security holders	—	—	—
Total	343,764	$28.76	1,162,546
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2017 Annual Meeting under the headings “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance, Board Meetings and Committees of the Board.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2017 Annual Meeting under the heading “KPMG LLP Fees.”
PART IV
Item 15. Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Form 10-K:

1.
The following consolidated financial statements of Ultimate, together with the report thereon, of KPMG LLP, our Independent Registered Public Accounting Firm, are included in Part II, Item 8, of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
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

10.9	Amended and Restated 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Ultimate’s Current Report on Form 8-K, dated May 17, 2016) †
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

10.28	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Ultimate's Quarterly Report on Form 10-Q, dated August 5, 2016) †
10.29	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Ultimate's Quarterly Report on Form 10-Q, dated August 5, 2016) †
21.1	Subsidiaries of the Registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended *
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

_________________
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

Date:  February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr	President, Chief Executive Officer and Chairman of the Board	February 24, 2017
Scott Scherr

/s/ Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2017
Mitchell K. Dauerman

/s/ Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	February 24, 2017
Marc D. Scherr

/s/ James A. FitzPatrick, Jr.	Director	February 24, 2017
James A. FitzPatrick, Jr.

/s/ LeRoy A. Vander Putten	Director	February 24, 2017
LeRoy A. Vander Putten

/s/ Rick Wilber	Director	February 24, 2017
Rick Wilber

/s/ Robert A. Yanover	Director	February 24, 2017
Robert A. Yanover

/s/ Alois T. Leiter	Director	February 24, 2017
Alois T. Leiter