Form 10-Q
period 2017-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2017-05-09
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2017, there were 29,715,779 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of March 31, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$73,765	$73,773
Investments in marketable securities	10,098	15,541
Accounts receivable, net of allowance for doubtful accounts of $900 for 2017 and 2016	161,407	162,240
Prepaid expenses and other current assets	66,776	61,901
Deferred tax assets, net	—	1,125
Total current assets before funds held for customers	312,046	314,580
Funds held for customers	923,998	465,167
Total current assets	1,236,044	779,747
Property and equipment, net	203,442	179,558
Goodwill	35,378	35,322
Investments in marketable securities	4,306	8,547
Intangible assets, net	23,099	23,860
Other assets, net	49,198	47,432
Deferred tax assets, net	65,838	78,115
Total assets	$1,617,305	$1,152,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,946	$13,519
Accrued liabilities	34,243	50,973
Deferred revenue	173,702	171,669
Capital lease obligations	4,866	5,056
Total current liabilities before customer funds obligations	231,757	241,217
Customer funds obligations	925,815	466,423
Total current liabilities	1,157,572	707,640
Deferred revenue	2,167	2,307
Deferred rent	6,258	6,022
Capital lease obligations	3,718	3,985
Other long-term liabilities	4,875	—
Deferred income tax liability	468	519
Total liabilities	1,175,058	720,473
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 34,346,498 and 34,003,036 shares issued as of 2017 and 2016, respectively	343	340
Additional paid-in capital	523,302	520,524
Accumulated other comprehensive loss	(6,999)	(7,023)
Accumulated earnings	136,960	129,626
	653,606	643,467
Treasury stock, 4,657,995 shares, at cost, for 2017 and 2016	(211,359)	(211,359)
Total stockholders’ equity	442,247	432,108
Total liabilities and stockholders’ equity	$1,617,305	$1,152,581

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Recurring	$189,981	$152,751
Services	38,510	34,463
Total revenues	228,491	187,214
Cost of revenues:
Recurring	50,069	39,457
Services	39,631	32,804
Total cost of revenues	89,700	72,261
Gross profit	138,791	114,953
Operating expenses:
Sales and marketing	69,360	56,582
Research and development	36,158	27,515
General and administrative	30,204	21,529
Total operating expenses	135,722	105,626
Operating income	3,069	9,327
Other (expense) income:
Interest and other expense	(280)	(184)
Other income, net	226	103
Total other expense, net	(54)	(81)
Income before income taxes	3,015	9,246
Benefit (provision) for income taxes	4,319	(2,646)
Net income	$7,334	$6,600
Net income per share:
Basic	$0.25	$0.23
Diluted	$0.24	$0.22
Weighted average shares outstanding:
Basic	29,538	28,825
Diluted	30,497	30,108

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income	$7,334	$6,600
Other comprehensive income (loss):
Unrealized (loss) gain on investments in marketable available-for-sale securities	(230)	190
Unrealized gain on foreign currency translation adjustments	162	1,478
Other comprehensive (loss) income, before tax	(68)	1,668
Income tax benefit (expense) related to items of other comprehensive income	92	(76)
Other comprehensive income, net of tax	$24	$1,592
Comprehensive income	$7,358	$8,192

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$7,334	$6,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,171	6,101
Provision for doubtful accounts	2,293	1,306
Non-cash stock-based compensation expense	33,866	26,414
Income taxes	(4,630)	2,400
Net amortization of premiums and accretion of discounts on available-for-sale securities	118	69
Changes in operating assets and liabilities:
Accounts receivable	(1,460)	(11,164)
Prepaid expenses and other current assets	(4,875)	(1,732)
Other assets	(1,766)	(3,146)
Accounts payable	5,427	2,084
Accrued liabilities and deferred rent	(46)	5,567
Deferred revenue	1,893	4,150
Net cash provided by operating activities	46,325	38,649
Cash flows from investing activities:
Purchases of property and equipment	(22,759)	(17,621)
Purchases of marketable securities	(92,646)	(98,913)
Proceeds from sales and maturities of marketable securities	42,554	18,985
Net change in money market securities and other cash equivalents held to satisfy customer funds obligations	(399,403)	(309,419)
Net cash used in investing activities	(472,254)	(406,968)
Cash flows from financing activities:
Repurchases of Common Stock	—	(29,685)
Net proceeds from issuances of Common Stock	1,572	1,248
Withholding taxes paid related to net share settlement of equity awards	(33,595)	(17,883)
Principal payments on capital lease obligations	(1,535)	(1,359)
Repayments of other borrowings	—	(100)
Net change in customer funds obligations	459,392	389,305
Net cash provided by financing activities	425,834	341,526
Effect of exchange rate changes on cash	87	840
Net decrease in cash and cash equivalents	(8)	(25,953)
Cash and cash equivalents, beginning of period	73,773	109,325
Cash and cash equivalents, end of period	$73,765	$83,372

Supplemental disclosure of cash flow information:
Cash paid for interest	$105	$101
Cash paid for taxes	$383	$535

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$1,078	$3,263
Stock based compensation for capitalized software	$1,021	$986
Software services agreement	$6,500	$—
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading cloud provider of people management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in twelve languages with more than 35 country-specific localizations. The solution is delivered via software-as-a-service to organizations based in the United States and Canada, including those with global workforces. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. We market our UltiPro solutions primarily to enterprise companies, which we define as organizations with 2,500 or more employees, including those with 10,000 or more employees; mid-market companies, which we define as those having 501-2,500 employees; and strategic market companies, which we define as those having 100-500 employees. UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams.

2.	Basis of Presentation, Consolidation and the Use of Estimates
The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 24, 2017 (the “Form 10-K”).
The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2017 are not necessarily indicative of operating results for the full fiscal year or for any future periods.
The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Summary of Significant Accounting Policies
Ultimate’s significant accounting policies discussed in Note 3 to its audited consolidated financial statements for the fiscal year ended December 31, 2016, included in the Form 10-K, have not significantly changed.
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard amends the accounting for certain aspects of share-based payments to employees. We elected to early adopt the new guidance in the third quarter of fiscal year 2016. Therefore, the prior year numbers in our unaudited condensed consolidated statements of income, our unaudited condensed consolidated statements of comprehensive income, our unaudited condensed consolidated statement of cash flows, our non-GAAP financial measures and notes to unaudited condensed financial statements reflect revised numbers in accordance with the adoption of this guidance. Our unaudited condensed consolidated balance sheets were not impacted.
Fair Value of Financial Instruments
Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other long-term liabilities, approximated fair value (due to their relatively short maturity) as of March 31, 2017 and December 31, 2016.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606)”. Topic 606 supersedes the revenue requirements in ASU Topic 605, Revenue Recognition ("Topic 605") and requires the recognition of revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services and includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral if incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Collectively, we refer to Topic 606 and Subtopic 340-40 as the "new standard". Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others.
We began assessing the new standard in 2016 and have continued our assessment during the first quarter of 2017 to address the potential impact that Topic 606 could have on our unaudited condensed consolidated financial statements and the required resources to implement the new standard. Our assessment of the impact included an evaluation of the five step process along with the enhancement of disclosures that will be required under the new standard. We have developed our initial plan for implementing the new standard, which includes, but is not limited to, identifying contract populations and "in scope" customer contracts, identifying performance obligations in those customer contracts, and evaluating any impact of variable consideration. Our assessment also includes determining the impact the new standard may have on the revenue reporting processes, ensuring internal controls will operate effectively with the new standard and performing gap analyses on collected data and determining the relative accounting positions where applicable. Included in our assessment of the new standard, we will focus on the potential impact on sales commissions and the term over which they will amortize.
We anticipate this standard will not have a material impact on the way we recognize revenues. The new standard will require us to defer incremental commission costs to obtain related subscription contracts over the period of benefit. While we are still assessing the period of benefit, we anticipate that it will be longer that the amortization period under existing GAAP. Under current GAAP, we defer only direct and incremental commission costs to obtain a contract and amortize those costs over the term of the related subscription contract, which is generally 2-3 years. We are still evaluating the overall effect the standard will have on the unaudited condensed consolidated financial statements and related disclosures.
Topic 606 is effective for Ultimate on January 1, 2018 using either of two methods: (1) full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown with the option to elect certain practical expedients as defined within the new standard or (2) the modified retrospective method, in which the cumulative effect of initially applying the new standard would be recognized at the date of initial application and providing certain additional disclosures as defined per the new standard. Ultimate has not yet selected a transition method.
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for Ultimate on January 1, 2019 and early adoption is permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are evaluating the effect that ASU 2016-02 will have on our unaudited condensed consolidated financial statements and related disclosures. We have not yet determined the effect the standard will have on our ongoing financial reporting.
Recently Adopted Accounting Standards
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17”). ASU 2015-17 requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component and present the net deferred tax as a single noncurrent amount in a classified balance sheet. Effective January 1, 2017 the Company adopted ASU 2015-17. Subsequent to adoption, all deferred tax assets and deferred tax liabilities are presented as noncurrent on the balance sheet. The changes have been applied prospectively as permitted by the ASU and prior years have not been restated. The adoption of this ASU does not have a material effect on the Company's results of operations, financial condition or liquidity.

4.    Funds held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses resulting from available-for-sale securities are included in other income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three months ended March 31, 2017 and March 31, 2016.
Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $375 thousand of net unrealized loss and $145 thousand of net unrealized loss on available-for-sale securities as of March 31, 2017 and December 31, 2016, respectively.
The amortized cost, net unrealized gain and fair value of our funds held for customers and corporate investments in marketable available-for-sale securities as of March 31, 2017 and December 31, 2016 are shown below (in thousands):

	As of March 31, 2017			As of December 31, 2016
	Amortized Cost	Net Unrealized Gain/(Loss)	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)/Gain	Fair Value (1)
Type of issue:
Funds held for customers – money market securities and other cash equivalents	$715,757	$—	$715,757	$316,353	$—	$316,353
Available-for-sale securities:
Corporate debentures – bonds	4,199	1	4,200	10,175	(3)	10,172
Commercial paper	—	—	—	1,446	—	1,446
U.S. Agency bonds	208,595	(354)	208,241	148,939	(125)	148,814
U.S. Treasury bills	7,333	(20)	7,313	9,586	(18)	9,568
Asset-Backed securities	2,893	(2)	2,891	2,901	1	2,902
Total corporate investments and funds held for customers	$938,777	$(375)	$938,402	$489,400	$(145)	$489,255
_________________
(1) Included within available-for-sale securities as of March 31, 2017 and December 31, 2016 are corporate investments with fair values of $14.4 million and $24.1 million, respectively. Included within available-for-sale securities as of March 31, 2017 and December 31, 2016 are funds held for customers with fair values of $208.2 million and $148.8 million, respectively. All available-for-sale securities were included in Level 2 of the fair value hierarchy.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2017 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(1)	$2,771	$—	$—	$(1)	$2,771
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	(354)	208,241	—	—	(354)	208,241
U.S. Treasury bills	(20)	7,313	—	—	(20)	7,313
Asset-Backed securities	(2)	2,891	—	—	(2)	2,891
Total	$(377)	$221,216	$—	$—	$(377)	$221,216

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2016 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(4)	$6,125	$—	$—	$(4)	$6,125
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	(131)	118,810	—	—	(131)	118,810
U.S. Treasury bills	(18)	9,568	—	—	(18)	9,568
Asset-Backed securities	(1)	751	—	—	(1)	751
Total	$(154)	$135,254	$—	$—	$(154)	$135,254
The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of March 31, 2017, are shown below (in thousands):

	Corporate Investments		Investments with Funds Held for Customers		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,116	$10,098	$118,781	$118,631	$128,897	$128,729
Due after one year	4,309	4,306	89,814	89,610	94,123	93,916
Total	$14,425	$14,404	$208,595	$208,241	$223,020	$222,645
The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of December 31, 2016, are shown below (in thousands):

	Corporate Investments		Investments with Funds Held for Customers		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$15,546	$15,541	$104,688	$104,649	$120,234	$120,190
Due after one year	8,562	8,547	44,251	44,165	52,813	52,712
Total	$24,108	$24,088	$148,939	$148,814	$173,047	$172,902
We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. We have had assets in the past, and may have assets in the future, classified within Level 1 of the fair value hierarchy. No assets or investments were classified within Level 1 of the fair value hierarchy as of March 31, 2017 or as of December 31, 2016. We did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2017 or the twelve months ended December 31, 2016. No assets or investments were classified as Level 3 as of March 31, 2017 or as of December 31, 2016.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills and asset-backed securities owned by Ultimate. Such instruments are generally classified within Level 2 of the fair value hierarchy. Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017				As of December 31, 2016
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures – bonds	$4,200	$—	$4,200	$—	$10,172	$—	$10,172	$—
Commercial paper	—	—	—	—	1,446	—	1,446	—
U.S. Agency bonds	208,241	—	208,241	—	148,814	—	148,814	—
U.S. Treasury bills	7,313	—	7,313	—	9,568	—	9,568	—
Asset-Backed securities	2,891	—	2,891	—	2,902	—	2,902	—
Total	$222,645	$—	$222,645	$—	$172,902	$—	$172,902	$—
Assets measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of March 31, 2017 and the audited consolidated balance sheet as of December 31, 2016 as short-term and long-term investments in marketable securities. There were no financial liabilities accounted for at fair value as of March 31, 2017 and December 31, 2016.

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
Property and equipment as of March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Computer equipment	$171,087	$166,420
Internal-use software	134,113	113,407
Leasehold improvements	40,071	36,095
Other property and equipment	20,690	18,661
Property and equipment	365,961	334,583
Less: accumulated depreciation and amortization	162,519	155,025
Property and equipment, net	$203,442	$179,558
We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three months ended March 31, 2017, we capitalized $12.6 million of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There were $8.1 million of software development costs related to the Development Project which were capitalized in the three months ended March 31, 2016. For the three months ended March 31, 2017 and March 31, 2016, these capitalized costs were primarily direct labor costs. These capitalized costs are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended March 31, 2017 and March 31, 2016, there were $1.0 million and $0.3 million, respectively, of amortization associated with certain product modules of the Development Project which were ready for their intended use. The amortization of capitalized software is included in cost of recurring revenues.

6.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Prepaid commissions on cloud sales	$33,973	$29,842
Other prepaid expenses	19,703	16,753
Other current assets	13,100	15,306
Total prepaid expenses and other current assets	$66,776	$61,901

7.	Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses. Goodwill amounts are not amortized, but rather tested for impairment at least annually. Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition and amortized over their estimated useful lives.
The changes in the carrying value of goodwill since December 31, 2016 were as follows (in thousands):

Goodwill, December 31, 2016	$35,322
Translation adjustment for the three months ended March 31, 2017 (1)	56
Goodwill, March 31, 2017	$35,378
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

Intangible Assets
The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,300	$(2,613)	$(1,007)	$19,680	6.5
Customer relationships	4,700	(1,396)	—	3,304	5.1
Non-compete agreements	300	(300)	—	—	0.0
	$28,300	$(4,309)	$(1,007)	$22,984	6.3

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,300	$(2,036)	$(1,026)	$20,238	6.7
Customer relationships	4,700	(1,194)	—	3,506	5.3
Non-compete agreements	300	(300)	—	—	0.0
	$28,300	$(3,530)	$(1,026)	$23,744	6.5
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
Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Included in acquired intangible assets as of March 31, 2017 and December 31, 2016, were $0.1 million of assets with indefinite lives. Amortization expense for acquired intangible assets was $780 thousand for the three months ended March 31, 2017 and $247 thousand for the three months ended March 31, 2016.

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

The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Basic weighted average shares outstanding	29,538	28,825
Effect of dilutive equity instruments	959	1,283
Diluted weighted average shares outstanding	30,497	30,108

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	3	2

9.	Foreign Currency
The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars. The functional currency of Ultimate Canada is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three months ended March 31, 2017 and March 31, 2016.
For the three months ended March 31, 2017, Ultimate had an unrealized translation gain of $0.2 million. For the three months ended March 31, 2016, Ultimate had an unrealized translation gain of $1.5 million. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, are cumulative unrealized translation losses of $6.8 million as of March 31, 2017 and $6.9 million as of December 31, 2016.

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
As of March 31, 2017, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 710,334 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Non-cash stock-based compensation expense:
Cost of recurring revenues	$2,816	$1,930
Cost of services revenues	1,989	1,545
Sales and marketing	17,411	13,668
Research and development	2,777	1,847
General and administrative	8,873	7,424
Total non-cash stock-based compensation expense	$33,866	$26,414
Stock-based compensation for the three months ended March 31, 2017 was $33.9 million as compared with stock-based compensation of $26.4 million for the three months ended March 31, 2016. The increase of $7.5 million in stock-based compensation for the three month period included an increase of $4.7 million associated with modifications and terminations made to the Company’s change in control plans in March 2015, February 2016, and February 2017.  These changes were made to better align management's incentives with long-term value creation for our shareholders. As part of the modifications in connection with the terminations of the change in control plans, time-based restricted stock awards (vesting over three years) were granted to certain senior officers in March 2015, February 2016, and February 2017.
Net cash proceeds from the exercise of Options were $1.6 million for the three months ended March 31, 2017 and $1.2 million for the three months ended March 31, 2016.
Stock Option, Restricted Stock and Restricted Stock Unit Activity
There were no Options granted during the three months ended March 31, 2017. The following table summarizes stock option activity (for previously granted Options) for the three months ended March 31, 2017 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	344	$28.76	1.1	$52,797
Granted	—	—	0	—
Exercised	(59)	26.52	0	—
Forfeited or expired	—	—	0	—
Outstanding at March 31, 2017	285	$29.23	1.0	$47,223
Exercisable at March 31, 2017	285	$29.23	1.0	$47,223
The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on March 31, 2017. The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock. Total intrinsic value of Options exercised was $10.0 million for the three months ended March 31, 2017 and $7.9 million for the three months ended March 31, 2016. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three months ended March 31, 2017 and March 31, 2016, respectively.
As of March 31, 2017, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.

The following table summarizes restricted stock awards and restricted stock unit awards granted during the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Restricted Stock Awards:
Non-Employee Directors	2	3
Senior Officers	354	351
Total Restricted Stock Awards Granted	356	354

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	275	239
Total Restricted Stock Unit Awards Granted	275	239
The following table summarizes the activity pertaining to Common Stock previously issued under restricted stock awards and restricted stock unit awards which vested during the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	For the Three Months Ended March 31,
	2017				2016
	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued
Restricted Stock Awards:
Non-Employee Directors	5	—	$0.0	5	6	—	$0.0	6
Senior Officers	278	109	21.2	169	161	59	9.3	102
Non-Senior Officers and Other Employees	2	1	0.1	1	2	1	0.1	1
Total Restricted Stock Awards	285	110	$21.3	175	169	60	$9.4	109

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	172	63	$12.2	109	151	54	$8.5	96
Total Restricted Stock Unit Awards	172	63	$12.2	109	151	54	$8.5	96
______________________________
(1) During the three months ended March 31, 2017 and March 31, 2016, of the shares released, 172,836 and 114,253 shares, respectively, were retained by Ultimate and not issued, in satisfaction of withholding payroll tax requirements applicable to the payment of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the three months ended March 31, 2017 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,161	$164.77	562	$170.73
Granted	356	195.61	275	195.61
Vested and released	(285)	158.35	(172)	160.03
Forfeited or expired	—	—	(6)	183.32
Outstanding at March 31, 2017	1,232	$175.17	659	$183.78
As of March 31, 2017, $167.1 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.8 years. As of March 31, 2017, $101.7 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 2.2 years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and its subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in conjunction with Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2017 (the “Form 10-K”).
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

In the fall of 2015, Ultimate began deploying a Patient Protection and Affordable Care Act ("ACA") toolkit that enabled our customers to comply with ACA regulations by the 2016 deadline. The toolkit is embedded in UltiPro and automatically populates the Forms 1094-C and 1095-C with the appropriate information. In addition, Ultimate offers our customers additional optional ACA-related services, branded UltiPro ACA Employer Services. These include such services as printing and electronic filing of 1094-C and 1095-C forms with the IRS on our customer’s behalf and on-going proactive monitoring and managing of employee eligibility alerts, notices, and penalty responses. UltiPro’s tracking of hours worked in payroll ties to UltiPro’s benefits management, enabling automatic calculation of employees’ hours of service eligibility and providing HR leaders analytical insight into compliance risk related to the ACA delivered in the Healthcare Eligibility Dashboard and via our UltiPro ACA Toolkit.
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
The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”). For the three months ended March 31, 2017, our (i) recurring revenues grew by 24.4%, compared with the same period in 2016, and (ii) Non-GAAP Operating Income was $37.7 million, or 16.5% of total revenues, as compared with $36.0 million, or 19.2% of total revenues, for the same period in 2016. As of March 31, 2017, our Customer Retention, on a trailing twelve-month basis, was approximately 96% for our recurring revenue cloud customer base. See “Non-GAAP Financial Measures” below.
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

Fair Value of Financial Instruments
Ultimate's financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, capital lease obligations and other long-term liabilities approximated fair value (due to their relatively short maturity) as of March 31, 2017 and December 31, 2016.
Results of Operations
The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Recurring	83.1%	81.6%
Services	16.9	18.4
Total revenues	100.0	100.0
Cost of revenues:
Recurring	21.9	21.1
Services	17.4	17.5
Total cost of revenues	39.3	38.6
Gross profit	60.7	61.4
Operating expenses:
Sales and marketing	30.4	30.2
Research and development	15.8	14.7
General and administrative	13.2	11.5
Total operating expenses	59.4	56.4
Operating income	1.3	5.0
Other (expense) income:
Interest expense and other	(0.1)	(0.1)
Other income, net	0.1	—
Total other expense, net	—	(0.1)
Income before income taxes	1.3	4.9
Provision for income taxes	1.9	(1.4)
Net income	3.2%	3.5%
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our unaudited consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Cost of recurring revenues	$2,816	$1,930
Cost of services revenues	1,989	1,545
Sales and marketing	17,411	13,668
Research and development	2,777	1,847
General and administrative	8,873	7,424
Total stock-based compensation expense	$33,866	$26,414

Overview of Financial Results
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard amends the accounting for certain aspects of share-based payments to employees. We elected to early adopt the new guidance in the third quarter of fiscal year 2016. Therefore, the prior year numbers in our unaudited condensed consolidated statements of income, our unaudited condensed consolidated statements of comprehensive income, our unaudited condensed consolidated statement of cash flows, our non-GAAP financial measures and notes to unaudited condensed financial statements reflect revised numbers in accordance with the adoption of this guidance. Our unaudited condensed consolidated balance sheets were not impacted.
For the three months ended March 31, 2017, compared with the three months ended March 31, 2016, total revenues increased by $41.3 million and the combination of our total cost of revenues and operating expenses increased by $47.5 million resulting in a decrease in our operating income of $6.3 million.
During the three months ended March 31, 2017, as compared with the same period in 2016, our non-cash stock-based compensation expense increased $7.5 million, primarily as the result of changes we made with respect to our change in control plans ("CIC Plans") for certain senior officers. As part of an on-going comprehensive review of the senior officer compensation arrangements, the Board of Directors and the Compensation Committee took actions to modify and terminate the CIC Plans primarily to better align management's incentives with long-term value creation for our shareholders, by significantly amending the CIC Plan I (in March 2015 and February 2016) and terminating the CIC Plan I (in February 2017), which covers Mr. Scott Scherr, our Chairman of the Board, President and Chief Executive Officer, Mr. Marc D. Scherr, our Vice Chairman of the Board and Chief Operating Officer, and Mr. Mitchell K. Dauerman, our Executive Vice President, Chief Financial Officer and Treasurer, and terminating our CIC Plan II (in March 2015), which covered eight other senior officers of the Company (collectively, the "CIC Plan Revisions"). The CIC Plans were designed to provide cash payments to senior officers covered by the respective plans upon a “change in control” of Ultimate Software. The change in control plans were originally established in 2004 in lieu of granting time-based equity awards, and they were amended in 2007 to increase the size of the change in control awards, again in lieu of granting time-based equity awards. Under the terms of each of the CIC Plans, we were required to provide each covered senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. The comparable value given to each such senior officer was in the form of a restricted stock award. These restricted stock awards granted in March 2015, February 2016 and February 2017, in connection with the CIC Plan Revisions accounted for $4.7 million of the $7.5 million increase in our non-cash stock-based compensation expense for the three months ended March 31, 2017.
Also included in the non-cash stock-based compensation expense increase in 2017 were the effects of new grants in the period and the impact of changes in our stock price.
Stock-based compensation expense and stock-based compensation expense associated with the CIC Revisions as discussed above are as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Stock-based compensation expense:
Stock-based compensation expense	$19,812	$17,084
Stock-based compensation expense related to CIC Modifications	14,054	9,330
Total non-cash stock-based compensation expense	$33,866	$26,414
Our net income for the three months ended March 31, 2017 increased $0.7 million, in comparison with the same period last year, primarily as a result of the reduction in our provision for income taxes due to the adoption of ASU 2016-09, partially offset by the non-cash stock-based compensation expense changes (described above) .
Revenues
Our revenues are derived from recurring revenues and services revenues.
Total revenues increased 22.0% to $228.5 million for the three months ended March 31, 2017 from $187.2 million for the three months ended March 31, 2016.

Recurring revenues, consisting of subscription revenues from cloud-based UltiPro, increased 24.4% to $190.0 million for the three months ended March 31, 2017, from $152.8 million for the three months ended March 31, 2016. The increases for the three months ended March 31, 2017 in cloud revenues were primarily based on the revenue impact of incremental units sold to customers that have processed their first payroll using UltiPro (or gone "Live") since March 31, 2016, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.
Our annual revenue customer retention rate for our recurring revenue cloud customer base was approximately 96% as of March 31, 2017 (calculated on a 12-month rolling basis), which compares with approximately 97% for the comparable period of the prior year. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.
Services revenues increased 11.7% to $38.5 million for the three months ended March 31, 2017 from $34.5 million for the three months ended March 31, 2016. The increase in services revenues for the three-month period was primarily due to additional implementation revenues from incremental billable consultants to support increased sales.
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
Total cost of revenues increased 24.1% to $89.7 million for the three months ended March 31, 2017, from $72.3 million for the three months ended March 31, 2016.
Cost of recurring revenues increased 26.9% to $50.1 million for the three months ended March 31, 2017 from $39.5 million for the three months ended March 31, 2016. The increase in the cost of recurring revenues for the three-month period was primarily due to increases in both cloud costs and Customer Support costs, as described below, and, to a lesser extent, increased amortization of capitalized software costs from the development costs related to a development project to be sold in the future as a cloud product only (the "Development Project") which resulted from another product module becoming available for its intended use during December 2016:

•
For the three months ended March 31, 2017, the increase in cloud costs were principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations.

•	The increases in Customer Support costs for the three months ended March 31, 2017 were primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.
Cost of services revenues increased 20.8% to $39.6 million for the three months ended March 31, 2017 from $32.8 million for the three months ended March 31, 2016. The increases in cost of services revenues for the three-month period was primarily due to the increased cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants) and, to a lesser extent, the increased use of third party implementation partners.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 22.6% to $69.4 million for the three months ended March 31, 2017 from $56.6 million for the three months ended March 31, 2016. The increase in sales and marketing expenses for the three-month period was primarily due to increased labor and related costs (including sales commissions and the impact of an increase in sales personnel) and, to a lesser extent, higher advertising and marketing expenses. Included in the increased labor and related costs for the three months ended March 31, 2017 was a portion of certain non-cash, stock-based compensation expenses relating to one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were terminated. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award.

Commissions on cloud sales are amortized over the initial contract term (typically 24 to 36 months) typically commencing on the Live date, which corresponds with the related cloud revenue recognition.
Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 31.4% to $36.2 million for the three months ended March 31, 2017 from $27.5 million for the three months ended March 31, 2016. The increase in research and development expenses for the three-month period was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended March 31, 2017 and March 31, 2016, we capitalized a total of $12.6 million (including $1.0 million in non-cash stock-based compensation) and $8.1 million (including $1.0 million in non-cash stock-based compensation), respectively, for internal-use software costs from a development project that will be offered as a cloud product (the "Development Project"). The capitalized costs for this Development Project were from direct labor costs and, to a lesser extent, third party consulting fees for the three months ended March 31, 2017. During the three months ended March 31, 2017 and March 31, 2016, there were $1.0 million and $0.3 million, respectively, of amortization associated with certain product modules of the Development Project which were ready for their intended use. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as facility costs, external professional fees and the provision for doubtful accounts. General and administrative expenses increased 40.3% to $30.2 million for the three months ended March 31, 2017 from $21.5 million for the three months ended March 31, 2016. The increase in general and administrative expenses for the three-month period was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, an increase in facility costs to support the growth in headcount, including our Weston, Florida headquarter locations, increased professional fees, an increase in the provision for doubtful accounts, and a portion of certain non-cash, stock-based compensation expenses relating to one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were terminated. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award.
Income Taxes
Income taxes for the three months ended March 31, 2017 included a consolidated tax benefit of $4.3 million. The effective income tax rate for the three months ended March 31, 2017 was (143.3)%. Income taxes for the three months ended March 31, 2016 (as restated for the effect of ASU 2016-09) included a consolidated provision of $2.6 million. The effective income tax rate for the three months ended March 31, 2016 was 28.6%. The decreases in the effective income tax rate for the three months ended March 31, 2017, as compared with the three months ended March 31, 2016, was primarily due to an increase in the recognition of excess tax benefits in the three months ended March 31, 2017 as compared to March 31, 2016 resulting from the adoption of ASU 2016-09. This was partially offset by an increase in non-deductible expenses, primarily stock based compensation, and a resulting higher ratio of non-deductible expenses to pre-tax income.
At December 31, 2016, we had approximately $148.5 million of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Prior to January 1, 2016, the tax benefit of net operating loss carryforwards attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, were credited to paid-in-capital and deferred tax asset only to the extent realized through a reduction of income taxes payable. As a result, prior to January 1, 2016, the excess tax benefits associated with stock-based compensation were included in net operating loss carryforwards but not reflected in deferred tax assets. Upon adoption of ASU 2016-09, the excess tax benefits associated with stock based compensation were reflected in deferred tax assets. These excess tax benefits combined with the associated financial statement expense (previously included in the stock-based compensation line of the annual tax footnote), are currently reflected in the Net operating loss line. During 2016, we realized a tax benefit of $49.0 million comprised of a $23.8 million and a $25.2 million credit to income tax expense and deferred tax asset, respectively. The carryforwards expire from 2018 through 2035 and from 2016 through 2035, for Federal and state income tax reporting purposes, respectively. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state law provisions.
As of December 31, 2016, we had $7.2 million of gross unrecognized tax benefits resulting from a research and development credit attributable to the years 1998 through 2016, as a result of research and development credit activities studies, that if recognized would affect the annual effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.
We recognized $65.4 million of deferred tax assets, net of deferred tax liabilities, as of March 31, 2017. If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense. Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”). Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada. The deferred tax liability, net of available foreign tax credits, resulting from cumulative undistributed earnings were not deemed material.
Liquidity and Capital Resources
In recent years, we have funded operations primarily from cash flows generated from operations.
As of March 31, 2017, we had $83.9 million in cash, cash equivalents and short-term corporate investments in marketable securities (collectively, "Cash"), reflecting a net decrease of $5.5 million since December 31, 2016.  The total decrease in Cash for the three-month period was primarily from cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $33.6 million, cash purchases of property and equipment (including principal payments on financed equipment) of $24.3 million (which includes $11.6 million of capitalized labor costs and third party consulting fees, paid in cash, associated with the Development Project), partially offset by cash provided by operations of $46.3 million, net proceeds from sales and maturities of short-term corporate investments of $5.4 million and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $1.6 million.
Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $7.7 million during the three months ended March 31, 2017 to $46.3 million, as compared with $38.6 million for the three months ended March 31, 2016. This increase was primarily due to an increase in cash operating income (after adjusting for non-cash expenses) of $4.3 million and increased cash from working capital, partially offset by increased cash paid for prepaid commissions (short- and long-term) in association with sales made during the three-month period.
The net cash used in investing activities was $472.3 million for the three months ended March 31, 2017, as compared with a net cash outflow of $407.0 million for the three months ended March 31, 2016.  The increase of $65.3 million was primarily attributable to a net change in funds received from our customers using the UltiPro payment services offering (“UltiPro Payment Services”) of $90.0 million, and an increase in cash purchases of property and equipment of $5.1 million, partially offset by an increase in the maturities of marketable securities of $23.6 million (which includes the maturities for the period of $30.0 million of marketable securities originally purchased with funds held for customers in addition to our corporate funds), and a decrease in the purchases of marketable securities of $6.3 million (which includes purchases for the period of $89.8 million of funds held for customers being invested in marketable securities in addition to our corporate funds). During the three months ended March 31, 2017, we capitalized software development costs related to the Development Project totaling $12.6 million (including $1.0 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. We invest our customer funds in available for sale securities along with our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations. The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.
Net cash provided by financing activities was $425.8 million for the three months ended March 31, 2017, as compared with $341.5 million net cash provided by financing activities for the three months ended March 31, 2016. The $84.3 million increase in cash used in financing activities was primarily related to a net change of $70.1 million in customer funds obligations for our UltiPro Payment Services, a decrease of $29.7 million in cash used for the repurchases of shares of our Common Stock under our Stock Repurchase Plan, and an increase in the net proceeds from issuances of Common Stock of $0.3 million, partially offset by an increase of $15.7 million in cash used to settle employee tax withholding liabilities upon the vesting of their restricted stock awards and restricted stock unit awards and an increase of $0.2 million in cash used for principal payments on capital lease obligations.
Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of March 31, 2017 were 64 days as compared with 68 days as of March 31, 2016. The decrease of four days was associated with increased revenues and stronger collections during the first quarter of 2017.
Deferred revenues were $175.9 million at March 31, 2017, as compared with $174.0 million at December 31, 2016. The increase of $1.9 million in deferred revenues was primarily due to incremental sales.
We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
As of March 31, 2017, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.
Off-Balance Sheet Arrangements
We do not, and, as of March 31, 2017, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Non-GAAP Financial Measures
Item 10 (e) of Regulation S-K, "Use of Non-GAAP Financial Measures in Commission Filings," defines and prescribes the use of non-GAAP financial information. Our measure of Non-GAAP Operating Income, which excludes non-

cash stock-based compensation and amortization of acquired intangibles, meets the definition of a non-GAAP financial measure.
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
Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three months ended March 31, 2017, stock-based compensation expense was $33.9 million, on a pre-tax basis. For the three months ended March 31, 2016, stock-based compensation expense was $26.4 million, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.
Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three months ended March 31, 2017, the amortization of acquired intangible assets was $0.8 million. For the three months ended March 31, 2016, the amortization of acquired intangible assets was $0.2 million. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.
The following table reconciles GAAP operating income with non-GAAP operating income (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Non-GAAP operating income reconciliation:
Operating income	$3,069	$9,327
Operating income, as a % of total revenues	1.3%	5.0%
Add back:
Non-cash stock-based compensation expense	33,866	26,414
Non-cash amortization of acquired intangible assets	780	247
Non-GAAP operating income	$37,715	$35,988
Non-GAAP operating income, as a % of total revenues	16.5%	19.2%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of March 31, 2017, total corporate investments in available-for-sale marketable securities were $14.4 million. As of December 31, 2016, total investments with customer funds in available-for-sale marketable securities were $208.2 million.
As of March 31, 2017, virtually all of the investments in Ultimate’s corporate portfolio and portfolio of investments with customer funds were at fixed rates (with a weighted average interest rate of 1.2% and 1.1% per annum, respectively).
To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its March 31, 2017 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s corporate portfolio of approximately $114 thousand over the next 12 months and a decrease in the fair value of Ultimate's portfolio of investments with customer funds of approximately $1.7 million over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s corporate portfolio of approximately $114 thousand over the next 12 months and an increase in the fair value of Ultimate's portfolio of investments with customer funds of approximately $1.7 million over the next 12 months.
Foreign Currency Risk. Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar. Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of March 31, 2017, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
(b) Changes in internal control over financial reporting. There have been no changes during the quarter ended March 31, 2017 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
The number of shares of Common Stock repurchased by us during the three months ended March 31, 2017 are indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2017	—	$—	4,657,995	1,342,005
February 1 - 28, 2017	172,439 (1)	$194.37	4,657,995	1,342,005
March 1 - 31, 2017	397 (1)	$194.46	4,657,995	1,342,005
__________________
(1) Represents 172,836 shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 6,000,000 shares of its Common Stock. As of March 31, 2017, Ultimate had purchased 4,657,995 shares of Common Stock under our stock repurchase plan, with 1,342,005 shares being available for repurchase in the future. There were no purchases of Common Stock under the stock repurchase plan for the three months ended March 31, 2017.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2017 and March 31, 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and March 31, 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and March 31, 2016 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________
* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	May 9, 2017	By:	/s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)