Form 10-Q
period 2017-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2017-11-07
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2017, there were 29,875,791 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of September 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$125,712	$73,773
Investments in marketable securities	12,213	15,541
Accounts receivable, net of allowance for doubtful accounts of $900 for 2017 and 2016	183,879	162,240
Prepaid expenses and other current assets	72,335	61,901
Deferred tax assets, net	—	1,125
Total current assets before funds held for customers	394,139	314,580
Funds held for customers	477,957	465,167
Total current assets	872,096	779,747
Property and equipment, net	233,171	179,558
Goodwill	35,859	35,322
Investments in marketable securities	—	8,547
Intangible assets, net	21,662	23,860
Other assets, net	51,251	47,432
Deferred tax assets, net	71,878	78,115
Total assets	$1,285,917	$1,152,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,849	$13,519
Accrued expenses and other liabilities	55,110	50,973
Deferred revenue	186,014	171,669
Capital lease obligations	5,175	5,056
Total current liabilities before customer funds obligations	259,148	241,217
Customer funds obligations	478,621	466,423
Total current liabilities	737,769	707,640
Deferred revenue	2,360	2,307
Deferred rent	5,778	6,022
Capital lease obligations	4,186	3,985
Other long-term liabilities	3,250	—
Deferred income tax liability	358	519
Total liabilities	753,701	720,473
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 34,523,273 and 34,003,036 shares issued as of 2017 and 2016, respectively	345	340
Additional paid-in capital	602,251	520,524
Accumulated other comprehensive loss	(5,680)	(7,023)
Accumulated earnings	146,659	129,626
	743,575	643,467
Treasury stock, 4,657,995 shares, at cost, for 2017 and 2016	(211,359)	(211,359)
Total stockholders’ equity	532,216	432,108
Total liabilities and stockholders’ equity	$1,285,917	$1,152,581

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Recurring	$203,059	$167,025	$588,187	$478,255
Services	33,054	29,966	101,109	92,487
Total revenues	236,113	196,991	689,296	570,742
Cost of revenues:
Recurring	52,558	44,095	155,166	126,503
Services	36,136	32,069	107,482	94,215
Total cost of revenues	88,694	76,164	262,648	220,718
Gross profit	147,419	120,827	426,648	350,024
Operating expenses:
Sales and marketing	65,066	55,212	201,441	166,342
Research and development	38,415	31,699	109,570	88,267
General and administrative	29,459	25,284	91,135	68,993
Total operating expenses	132,940	112,195	402,146	323,602
Operating income	14,479	8,632	24,502	26,422
Other (expense) income:
Interest and other expense	(239)	(179)	(684)	(543)
Other income, net	57	111	364	316
Total other expense, net	(182)	(68)	(320)	(227)
Income before income taxes	14,297	8,564	24,182	26,195
Provision for income taxes	(9,600)	(3,801)	(7,149)	(8,713)
Net income	$4,697	$4,763	$17,033	$17,482
Net income per share:
Basic	$0.16	$0.16	$0.57	$0.60
Diluted	$0.15	$0.16	$0.55	$0.58
Weighted average shares outstanding:
Basic	29,848	28,977	29,713	28,901
Diluted	30,770	30,475	30,727	30,360

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$4,697	$4,763	$17,033	$17,482
Other comprehensive (loss) income:
Unrealized gain (loss) on investments in marketable available-for-sale securities	62	(74)	(262)	163
Unrealized gain (loss) on foreign currency translation adjustments	892	(253)	1,499	1,253
Other comprehensive income (loss), before tax	954	(327)	1,237	1,416
Income tax (expense) benefit related to items of other comprehensive income	(25)	29	104	(64)
Other comprehensive income (loss), net of tax	$929	$(298)	$1,341	$1,352
Comprehensive income	$5,626	$4,465	$18,374	$18,834

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$17,033	$17,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,068	19,202
Provision for doubtful accounts	4,525	2,707
Non-cash stock-based compensation expense	111,158	84,401
Income taxes	6,312	4,967
Net amortization of premiums and accretion of discounts on available-for-sale securities	286	511
Changes in operating assets and liabilities:
Accounts receivable	(26,163)	(20,184)
Prepaid expenses and other current assets	(10,436)	(10,433)
Other assets	(3,819)	(10,727)
Accounts payable	(670)	4,223
Accrued expenses, other liabilities and deferred rent	1,635	3,947
Deferred revenue	14,398	19,253
Net cash provided by operating activities	139,327	115,349
Cash flows from investing activities:
Purchases of property and equipment	(62,010)	(49,735)
Payments for acquisitions	—	(25,775)
Purchases of marketable securities	(152,041)	(158,571)
Proceeds from sales and maturities of marketable securities	103,130	74,930
Net change in money market securities and other cash equivalents held to satisfy customer funds obligations	47,451	608,037
Net cash (used in) provided by investing activities	(63,470)	448,886
Cash flows from financing activities:
Repurchases of Common Stock	—	(29,685)
Net proceeds from issuances of Common Stock	5,038	3,639
Withholding taxes paid related to net share settlement of equity awards	(37,258)	(20,669)
Principal payments on capital lease obligations	(4,713)	(4,273)
Repayments of other borrowings	—	(300)
Net change in customer funds obligations	12,198	(528,216)
Net cash used in financing activities	(24,735)	(579,504)
Effect of exchange rate changes on cash	817	730
Net increase (decrease) in cash and cash equivalents	51,939	(14,539)
Cash and cash equivalents, beginning of period	73,773	109,325
Cash and cash equivalents, end of period	$125,712	$94,786

Supplemental disclosure of cash flow information:
Cash paid for interest	$374	$316
Cash paid for taxes	$1,693	$1,576

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$5,033	$6,719
Cash held in escrow for acquisitions	$—	$3,850
Stock based compensation for capitalized software	$3,021	$2,830
Software agreement	$6,500	$—
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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
The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of operating results for the full fiscal year or for any future periods.
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
Fair Value of Financial Instruments
Ultimate's financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and other long-term liabilities, approximated fair value (due to their relatively short maturity) as of September 30, 2017 and December 31, 2016. Marketable securities included in funds held for customers and the related obligations consist primarily of securities classified as available-for-sale and are recorded at fair value on a recurring basis.

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
We began assessing the new standard in 2016 and have continued our assessment during 2017 to address the potential impact that Topic 606 could have on our consolidated financial statements and the required resources to implement the new standard. Our assessment of the impact included an evaluation of the five step process along with the enhancement of disclosures that will be required under the new standard. We have developed our initial plan for implementing the new standard, which includes, but is not limited to, identifying contract populations and "in scope" customer contracts, identifying performance obligations in those customer contracts, and evaluating any impact of variable consideration. Our assessment also includes determining the impact the new standard may have on the revenue reporting processes, including disclosures, ensuring internal controls will operate effectively with the new standard and performing gap analyses on collected data and determining the relative accounting positions where applicable. Included in our assessment of the new standard, we are focused on the potential impact on sales commissions and the term over which they will amortize.
We anticipate this standard will not have a material impact on the way we recognize revenues. The new standard will require us to defer incremental commission costs to obtain related subscription contracts over the period of benefit. While we are still assessing the period of benefit, we have concluded that it will be longer than the amortization period under existing GAAP. Under current GAAP, we defer only direct and incremental commission costs to obtain a contract and amortize those costs over the term of the related subscription contract, which is generally 2-3 years. We are still evaluating the overall effect the new standard will have on the consolidated financial statements and related disclosures.
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
Recently Adopted Accounting Standards
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17”). ASU 2015-17 requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component and present the net deferred tax as a single noncurrent amount in a classified balance sheet. Effective January 1, 2017 the Company adopted ASU 2015-17. Subsequent to adoption, all deferred tax assets and deferred tax liabilities are presented as non-current on the consolidated balance sheet. The changes have been applied prospectively as permitted by the ASU and prior years have not been restated. The adoption of this ASU does not have a material effect on the Company's results of operations, financial condition or liquidity.
4.    Funds held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses resulting from available-for-sale securities are included in other income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2017 and September 30, 2016.
Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $406 thousand and $145 thousand of net unrealized loss on available-for-sale securities as of September 30, 2017 and December 31, 2016, respectively.
The amortized cost, net unrealized loss and fair value of our funds held for customers and corporate investments in marketable available-for-sale securities as of September 30, 2017 and December 31, 2016 are shown below (in thousands):

	As of September 30, 2017			As of December 31, 2016
	Amortized Cost	Net Unrealized Gain/(Loss)	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)/Gain	Fair Value (1)
Type of issue:
Funds held for customers – money market securities and other cash equivalents	$268,903	$—	$268,903	$316,353	$—	$316,353
Available-for-sale securities:
Corporate debentures – bonds	4,173	(4)	4,169	10,175	(3)	10,172
Commercial paper	—	—	—	1,446	—	1,446
U.S. Agency bonds	209,444	(390)	209,054	148,939	(125)	148,814
U.S. Treasury bills	7,328	(12)	7,316	9,586	(18)	9,568
Asset-Backed securities	728	—	728	2,901	1	2,902
Total corporate investments and funds held for customers	$490,576	$(406)	$490,170	$489,400	$(145)	$489,255
_________________
(1) Included within available-for-sale securities as of September 30, 2017 and December 31, 2016 are corporate investments with fair values of $12.2 million and $24.1 million, respectively. Included within available-for-sale securities as of September 30, 2017 and December 31, 2016 are funds held for customers with fair values of $209.1 million and $148.8 million, respectively. All available-for-sale securities were included in Level 2 of the fair value hierarchy.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2017 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(4)	$3,469	$—	$—	$(4)	$3,469
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	(386)	193,093	(4)	15,961	(390)	209,054
U.S. Treasury bills	(12)	7,316	—	—	(12)	7,316
Asset-Backed securities	—	728	—	—	—	728
Total	$(402)	$204,606	$(4)	$15,961	$(406)	$220,567

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
The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of September 30, 2017, are shown below (in thousands):

	Corporate Investments		Investments with Funds Held for Customers		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,229	$12,213	$136,096	$135,869	$148,325	$148,082
Due after one year	—	—	73,348	73,185	73,348	73,185
Total	$12,229	$12,213	$209,444	$209,054	$221,673	$221,267
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
Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. We have had assets in the past, and may have assets in the future, classified within Level 1 of the fair value hierarchy. No assets or investments were classified within Level 1 of the fair value hierarchy as of September 30, 2017 or as of December 31, 2016. We did not have any transfers into and out of Level 1 or Level 2 during the three and nine months ended September 30, 2017 or the twelve months ended December 31, 2016. No assets or investments were classified as Level 3 as of September 30, 2017 or as of December 31, 2016.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills and asset-backed securities owned by Ultimate. Such instruments are generally classified within Level 2 of the fair value hierarchy. Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017				As of December 31, 2016
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures – bonds	$4,169	$—	$4,169	$—	$10,172	$—	$10,172	$—
Commercial paper	—	—	—	—	1,446	—	1,446	—
U.S. Agency bonds	209,054	—	209,054	—	148,814	—	148,814	—
U.S. Treasury bills	7,316	—	7,316	—	9,568	—	9,568	—
Asset-Backed securities	728	—	728	—	2,902	—	2,902	—
Total	$221,267	$—	$221,267	$—	$172,902	$—	$172,902	$—
Assets measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of September 30, 2017 and the audited consolidated balance sheet as of December 31, 2016 as short-term and long-term investments in marketable securities. There were no financial liabilities accounted for at fair value as of September 30, 2017 and December 31, 2016.

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
Property and equipment as of September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Computer equipment	$184,718	$166,420
Internal-use software	161,645	113,407
Leasehold improvements	42,858	36,095
Other property and equipment	22,167	18,661
Property and equipment	411,388	334,583
Less: accumulated depreciation and amortization	178,217	155,025
Property and equipment, net	$233,171	$179,558
We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three and nine months ended September 30, 2017, we capitalized $13.9 million and $40.1 million, respectively, of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There were $9.2 million and $26.2 million of software development costs related to the Development Project which were capitalized in the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017 and September 30, 2016, these capitalized costs were primarily direct labor costs. As a component of these direct labor costs we capitalized $1.0 million and $3.0 million of stock-based compensation costs during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2016, we capitalized $1.0 million and $2.8 million, respectively, of stock-based compensation costs. These capitalized costs are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheet and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and nine months ended September 30, 2017 there were $1.0 million and $3.1 million, respectively, of amortization associated with certain product modules of the Development Project which were ready for their intended use. During the three and nine months ended September 30, 2016 there were $0.3 million and $0.8 million, respectively, of amortization associated with certain product modules of the Development Project which were ready for their intended use. The amortization of capitalized software is included in cost of recurring revenues.

6.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Prepaid commissions on cloud sales	$37,443	$29,842
Other prepaid expenses	22,617	16,753
Other current assets	12,275	15,306
Total prepaid expenses and other current assets	$72,335	$61,901

7.	Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses. Goodwill amounts are not amortized, but rather tested for impairment at least annually. Identifiable intangible assets acquired in business combinations are recorded based upon fair value at the date of acquisition and amortized over their estimated useful lives.
The changes in the carrying value of goodwill since December 31, 2016 were as follows (in thousands):

Goodwill, December 31, 2016	$35,322
Translation adjustment for the nine months ended September 30, 2017 (1)	537
Goodwill, September 30, 2017	$35,859
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

Intangible Assets
The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,300	$(3,773)	$(880)	$18,647	6.1
Customer relationships	4,700	(1,801)	—	2,899	4.6
Non-compete agreements	300	(300)	—	—	0.0
	$28,300	$(5,874)	$(880)	$21,546	6.1

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,300	$(2,036)	$(1,026)	$20,238	6.7
Customer relationships	4,700	(1,194)	—	3,506	5.3
Non-compete agreements	300	(300)	—	—	0.0
	$28,300	$(3,530)	$(1,026)	$23,744	6.5
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
Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Included in acquired intangible assets as of September 30, 2017 and December 31, 2016, were $0.1 million of assets with indefinite lives. Amortization expense for acquired intangible assets was $0.8 million and $2.3 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively.

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

The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	29,848	28,977	29,713	28,901
Effect of dilutive equity instruments	922	1,498	1,014	1,459
Diluted weighted average shares outstanding	30,770	30,475	30,727	30,360

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	2	—	1	11

9.	Foreign Currency
The financial statements of Ultimate’s foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), have been translated into U.S. dollars. The functional currency of Ultimate Canada is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2017 and September 30, 2016.
For the three and nine months ended September 30, 2017, Ultimate had unrealized translation gains of $0.9 million and $1.5 million, respectively. For the three and nine months ended September 30, 2016, Ultimate had unrealized translation losses of $0.3 million and $1.3 million, respectively. Included in accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated balance sheets, are cumulative unrealized translation losses of $5.4 million as of September 30, 2017 and $6.9 million as of December 31, 2016.

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
As of September 30, 2017, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 682,075 shares.

The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Non-cash stock-based compensation expense:
Cost of recurring revenues	$3,072	$2,208	$8,869	$6,306
Cost of services revenues	2,010	1,543	5,934	4,564
Sales and marketing	19,910	15,236	57,106	43,919
Research and development	3,093	2,160	9,004	5,927
General and administrative	9,929	8,198	30,245	23,685
Total non-cash stock-based compensation expense	$38,014	$29,345	$111,158	$84,401
Stock-based compensation for the three and nine months ended September 30, 2017 was $38.0 million and $111.2 million, respectively, as compared with stock-based compensation of $29.3 million and $84.4 million for the three and nine months ended September 30, 2016, respectively. The increases of $8.7 million and $26.8 million in stock-based compensation for the three and nine month periods, respectively, included increases of $5.8 million and $16.3 million, respectively, associated with modifications and terminations made to the Company’s change in control plans in March 2015, February 2016, and February 2017.  These changes were made to better align management's incentives with long-term value creation for our shareholders. As part of the modifications in connection with the terminations of the change in control plans, time-based restricted stock awards (vesting over three years) were granted to certain senior officers in March 2015, February 2016, and February 2017.
Net cash proceeds from the exercise of Options were $0.5 million and $5.0 million for the three and nine months ended September 30, 2017, respectively, and $0.9 million and $3.6 million, for the three and nine months ended September 30, 2016, respectively.
Stock Option, Restricted Stock and Restricted Stock Unit Activity
There were no Options granted during the three and nine months ended September 30, 2017. The following table summarizes stock option activity (for previously granted Options) for the nine months ended September 30, 2017 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	344	$28.76	1.1	$52,797
Granted	—	—	0	—
Exercised	(178)	28.37	0	—
Forfeited or expired	—	—	0	—
Outstanding at September 30, 2017	166	$29.19	0.6	$26,656
Exercisable at September 30, 2017	166	$29.19	0.6	$26,656
The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on September 30, 2017. The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock. Total intrinsic value of Options exercised was $31.3 million and $59.4 million for the three and nine months ended September 30, 2017, respectively, and $6.5 million and $24.9 million for the three and nine months ended September 30, 2016, respectively. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three and nine months ended September 30, 2017 and September 30, 2016, respectively.

As of September 30, 2017, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.
The following table summarizes restricted stock awards and restricted stock unit awards granted during the three months ended September 30, 2017 and September 30, 2016 (in thousands):

	For the Three Months Ended September 30,
	2017	2016
Restricted Stock Awards:
Non-Employee Directors	2	2
Total Restricted Stock Awards Granted	2	2

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	43	48
Total Restricted Stock Unit Awards Granted	43	48
The following table summarizes the activity pertaining to Common Stock previously issued under restricted stock awards and restricted stock unit awards which vested during the three months ended September 30, 2017 and September 30, 2016 (in thousands):

	For the Three Months Ended September 30,
	2017				2016
	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued
Restricted Stock Awards:
Non-Employee Directors	3	—	$0.0	3	5	—	$0.0	5
Total Restricted Stock Awards	3	—	$0.0	3	5	—	$0.0	5

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	36	13	$2.5	23	29	10	$2.1	19
Total Restricted Stock Unit Awards	36	13	$2.5	23	29	10	$2.1	19
______________________________
(1) During the three months ended September 30, 2017 and September 30, 2016, of the shares released, 12,684 and 9,930 shares, respectively, were retained by Ultimate and not issued, in satisfaction of withholding payroll tax requirements applicable to the payment of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the nine months ended September 30, 2017 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,161	$164.77	562	$170.73
Granted	363	195.81	331	196.25
Vested and released	(311)	158.08	(222)	164.95
Forfeited or expired	—	—	(23)	186.26
Outstanding at September 30, 2017	1,213	$175.78	648	$185.20
As of September 30, 2017, $115.9 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.30 years. As of September 30, 2017, $86.1 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 1.86 years.

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
Business Overview
Ultimate Software is a leading cloud provider of human capital management (“HCM”) solutions with more than 35 million people records in our HCM cloud. Ultimate's UltiPro product suite (“UltiPro”) includes human resources (“HR”), payroll, talent, and time and labor management solutions that connect people with the information they need to work more effectively. UltiPro also includes global people management, and is available in twelve languages with more than 35 country-specific localizations. As of September 30, 2017, we have more than 4,000 customers with employees in 160 countries. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships.
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
In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the core functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) learning management; (iv) employee engagement surveys; (v) compensation management; (vi) benefits enrollment; (vii) time management; (viii) payment services (formerly referred to as “tax filing”); (ix) wage attachments; (x) UltiPro affordable care act toolkit and (xi) other optional features (collectively, “Optional Capabilities”), which are described below.

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
The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation, amortization of acquired intangibles and transaction costs for business combinations ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”). For the three months ended September 30, 2017, our (i) recurring revenues grew by 21.6%, compared with the same period in 2016, and (ii) Non-GAAP Operating Income was $53.3 million, or 22.6% of total revenues, as compared with $38.9 million, or 19.7% of total revenues, for the same period in 2016. For the nine months ended September 30, 2017, our (i) recurring revenues grew by 23.0%, compared with the same period in 2016, and (ii) Non-GAAP Operating Income was $138.0 million, or 20.0% of total revenues, as compared with $112.4 million, or 19.7% of total revenues, for the same period in 2016. As of September 30, 2017, our Customer Retention, on a trailing twelve-month basis, was approximately 96% for our recurring revenue cloud customer base. See “Non-GAAP Financial Measures” below.
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
Fair Value of Financial Instruments
Ultimate's financial instruments, consisting of cash and cash equivalents, accounts receivable, and accounts payable approximated fair value (due to their relatively short maturity) as of September 30, 2017 and December 31, 2016. Marketable securities included in funds held for customers and the related obligations consist primarily of securities classified as available-for-sale and are recorded at fair value on a recurring basis.

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Recurring	86.0%	84.8%	85.3%	83.8%
Services	14.0	15.2	14.7	16.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	22.3	22.4	22.5	22.2
Services	15.3	16.3	15.6	16.5
Total cost of revenues	37.6	38.7	38.1	38.7
Gross profit	62.4	61.3	61.9	61.3
Operating expenses:
Sales and marketing	27.5	28.0	29.2	29.1
Research and development	16.3	16.1	15.9	15.5
General and administrative	12.5	12.9	13.2	12.1
Total operating expenses	56.3	57.0	58.3	56.7
Operating income	6.1	4.3	3.6	4.6
Other (expense) income:
Interest expense and other	—	(0.1)	(0.1)	(0.1)
Other income, net	—	0.1	—	0.1
Total other expense, net	—	—	(0.1)	—
Income before income taxes	6.1	4.3	3.5	4.6
Provision for income taxes	(4.1)	(1.9)	(1.0)	(1.5)
Net income	2.0%	2.4%	2.5%	3.1%
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our unaudited consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of recurring revenues	$3,072	$2,208	$8,869	$6,306
Cost of services revenues	2,010	1,543	5,934	4,564
Sales and marketing	19,910	15,236	57,106	43,919
Research and development	3,093	2,160	9,004	5,927
General and administrative	9,929	8,198	30,245	23,686
Total stock-based compensation expense	$38,014	$29,345	$111,158	$84,402
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
For the three and nine months ended September 30, 2017, compared with the same periods in 2016, total revenues increased by $39.1 million and $118.6 million, respectively, and the combination of our total cost of revenues and operating expenses ("Total Costs") increased by $33.3 million and $120.5 million, respectively. This resulted in an increase in our operating income of $5.9 million for the three months ended September 30, 2017 and a decrease in our operating income of $1.9 million for the nine months ended September 30, 2017. The increases in the Total Costs for the three and nine months ended September 30, 2017 included the impact of $9.5 million and $27.5 million, respectively, of non-cash stock-based compensation, discussed below.
During the three and nine months ended September 30, 2017, as compared with the same periods in 2016, our non-cash stock-based compensation expense increased $8.7 million and $26.8 million, respectively, primarily as the result of changes we made with respect to our change in control plans ("CIC Plans") for certain senior officers. As part of an on-going comprehensive review of the senior officer compensation arrangements, the Board of Directors and the Compensation Committee took actions to modify and terminate the CIC Plans primarily to better align management's incentives with long-term value creation for our shareholders, by significantly amending the CIC Plan I (in March 2015 and February 2016) and terminating the CIC Plan I (in February 2017), which covers Mr. Scott Scherr, our Chairman of the Board, President and Chief Executive Officer, Mr. Marc D. Scherr, our Vice Chairman of the Board and Chief Operating Officer, and Mr. Mitchell K. Dauerman, our Executive Vice President, Chief Financial Officer and Treasurer, and terminating our CIC Plan II (in March 2015), which covered eight other senior officers of the Company (collectively, the "CIC Plan Revisions"). The CIC Plans were designed to provide cash payments to senior officers covered by the respective plans upon a “change in control” of Ultimate Software. The change in control plans were originally established in 2004 in lieu of granting time-based equity awards, and they were amended in 2007 to increase the size of the change in control awards, again in lieu of granting time-based equity awards. Under the terms of each of the CIC Plans, we were required to provide each covered senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. The comparable value given to each such senior officer was in the form of a restricted stock award. These restricted stock awards granted in March 2015, February 2016 and February 2017, in connection with the CIC Plan Revisions accounted for $5.8 million of the $8.7 million increase in our non-cash stock-based compensation expense for the three months ended September 30, 2017 and $16.3 million of the $26.8 million increase in our non-cash stock-based compensation expense for the nine months ended September 30, 2017.
Also included in the non-cash stock-based compensation expense increase in 2017 were the effects of new grants in the period and the impact of changes in our stock price.
Stock-based compensation expense and stock-based compensation expense associated with the CIC Revisions as discussed above are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense:
Stock-based compensation expense	$20,984	$18,161	$63,229	$52,827
Stock-based compensation expense related to CIC Modifications	17,030	11,184	47,929	31,575
Total non-cash stock-based compensation expense	$38,014	$29,345	$111,158	$84,402
Our net income for the three and nine months ended September 30, 2017 decreased $63 thousand and $0.4 million respectively, in comparison with the same period last year, primarily as a result of the increase in non-cash stock-based compensation expense changes (described above), partially offset by a reduction in our provision for income taxes due to the adoption of ASU 2016-09.
Revenues
Our revenues are derived from recurring revenues and services revenues.
Total revenues increased 19.9% to $236.1 million for the three months ended September 30, 2017 from $197.0 million for the three months ended September 30, 2016 and 20.8% to $689.3 million for the nine months ended September 30, 2017 from $570.7 million for the nine months ended September 30, 2016.

Recurring revenues, consisting of subscription revenues from cloud-based UltiPro, increased 21.6% to $203.1 million for the three months ended September 30, 2017, from $167.0 million for the three months ended September 30, 2016 and 23.0% to $588.2 million for the nine months ended September 30, 2017, from $478.3 million for the nine months ended September 30, 2016. The increases for the three and nine months ended September 30, 2017, in cloud revenues, were primarily based on the revenue impact of incremental units sold to customers that have processed their first payroll using UltiPro (or gone "Live") since September 30, 2016, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.
Our annual revenue customer retention rate for our recurring revenue cloud customer base was approximately 96% as of September 30, 2017 (calculated on a 12-month rolling basis), which compares with approximately 97% for the comparable period of the prior year. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.
Services revenues increased 10.3% to $33.1 million for the three months ended September 30, 2017 from $30.0 million for the three months ended September 30, 2016 and 9.3% to $101.1 million for the nine months ended September 30, 2017 from $92.5 million for the nine months ended September 30, 2016. The increases in services revenues for the three- and nine-month periods were primarily due to additional implementation revenues to support increased sales, from both Ultimate's implementation consultants as well as third party implementation partners.
As discussed in our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2017, as a result of an increase in the number of enterprise sales being made to larger and more complex companies, the time-to-live periods (i.e., the period of time from the contract sale date through the Live date) in the enterprise backlog have expanded by an average of 2-3 months. We also experienced the same business effect with our mid-market sales for which the related backlog expanded by an average of 1-2 months. We anticipate these time-to-live extensions will cause our recurring revenues and services revenues to be lower than originally estimated at the beginning of 2017, with a concentration of the impact expected in the fourth quarter of 2017. It is important to note that the extension of the time-to-live periods does not change the overall value of recurring revenues or our fixed fee implementation revenues (included with services revenues) from these customers and is essentially a timing issue.
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
Total cost of revenues increased 16.5% to $88.7 million for the three months ended September 30, 2017, from $76.2 million for the three months ended September 30, 2016 and 19.0% to $262.6 million for the nine months ended September 30, 2017, from $220.7 million for the nine months ended September 30, 2016.
Cost of recurring revenues increased 19.2% to $52.6 million for the three months ended September 30, 2017 from $44.1 million for the three months ended September 30, 2016 and 22.7% to $155.2 million for the nine months ended September 30, 2017 from $126.5 million for the nine months ended September 30, 2016. The increases in the cost of recurring revenues for the three- and nine-month periods were primarily due to increases in both cloud costs and Customer Support costs, as described below, and, to a lesser extent, increased amortization of capitalized software costs from the development costs related to a development project to be sold in the future as a cloud product only (the "Development Project") which resulted from another product module becoming available for its intended use during December 2016.

•
For the three and nine months ended September 30, 2017, the increase in cloud costs were principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations.

•
The increases in Customer Support costs for the three and nine months ended September 30, 2017 were primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.

Cost of services revenues increased 12.7% to $36.1 million for the three months ended September 30, 2017 from $32.1 million for the three months ended September 30, 2016 and 14.1% to $107.5 million for the nine months ended

September 30, 2017 from $94.2 million for the nine months ended September 30, 2016. The increases in cost of services revenues for the three- and nine-month periods were primarily due to the increased cost of implementation, including higher labor and related costs (particularly in association with the increased number of billable consultants), costs associated with the timing of one of our all-team national meetings for the services organization which was held during the three months ended September 30, 2017 but was held in the second fiscal quarter ended June 30, 2016 in the prior year and, to a lesser extent, the increased use of third party implementation partners.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 17.8% to $65.1 million for the three months ended September 30, 2017 from $55.2 million for the three months ended September 30, 2016 and 21.1% to $201.4 million for the nine months ended September 30, 2017 from $166.3 million for the nine months ended September 30, 2016. The increases in sales and marketing expenses for the three- and nine-month periods were primarily due to increased labor and related costs (including sales commissions and the impact of an increase in sales personnel) and, to a lesser extent, higher advertising and marketing expenses. Included in the increased labor and related costs for the three and nine months ended September 30, 2017 was a portion of certain non-cash, stock-based compensation expenses relating to one-time grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were terminated. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. Commissions on cloud sales are amortized over the initial contract term (typically 24 to 36 months) typically commencing on the Live date, which corresponds with the related cloud revenue recognition.
Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 21.2% to $38.4 million for the three months ended September 30, 2017 from $31.7 million for the three months ended September 30, 2016 and 24.1% to $109.6 million for the nine months ended September 30, 2017 from $88.3 million for the nine months ended September 30, 2016. The increases in research and development expenses for the three- and nine-month periods were principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended September 30, 2017 and September 30, 2016, we capitalized a total of $13.9 million (including $1.0 million in non-cash stock-based compensation) and $9.2 million (including $0.9 million in non-cash stock-based compensation), respectively, for internal-use software costs from a development project that will be offered as a cloud product (the "Development Project"). During the nine months ended September 30, 2017 and September 30, 2016, we capitalized a total of $40.1 million (including $3.0 million in non-cash stock-based compensation) and $26.2 million (including $2.8 million in non-cash stock-based compensation), respectively, for the Development Project. The capitalized costs for this Development Project were from direct labor costs and, to a lesser extent, third party consulting fees for the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, there was $1.0 million and $3.1 million respectively, of amortization associated with certain product modules of the Development Project which were ready for their intended use. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as facility costs, external professional fees and the provision for doubtful accounts. General and administrative expenses increased 16.5% to $29.5 million for the three months ended September 30, 2017 from $25.3 million for the three months ended September 30, 2016 and 32.1% to $91.1 million for the nine months ended September 30, 2017 from $69.0 million for the nine months ended September 30, 2016. The increases in general and administrative expenses for the three- and nine-month periods were primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, an increase in facility costs to support the growth in headcount, including our Weston, Florida headquarter locations, increased professional fees, an increase in the provision for doubtful accounts, and a portion of certain non-cash, stock-based compensation expenses relating to grants of restricted stock awards given to certain senior officers whose rights to receive cash payments upon a change in control of Ultimate were terminated. Under the terms of the applicable change in control plans, we were required to provide each such senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award.

Income Taxes
Income taxes for the three and nine months ended September 30, 2017, included a consolidated tax provision of $9.6 million and $7.1 million, respectively.  The effective income tax rate for the three and nine months ended September 30, 2017 was 67.1% and 29.6%, respectively. Income taxes for the three and nine months ended September 30, 2016 (as restated for the effect of ASU 2016-09) included a consolidated provision of $3.8 million and $8.7 million, respectively. The effective income tax rate for the three and nine months ended September 30, 2016 was 44.4% and 33.3%, respectively. The change in the effective income tax rate for the three and nine months ended September 30, 2017, as compared with the three and nine months ended September 30, 2016, was primarily due to an increase in the recognition of excess tax benefits in the three and nine months ended September 30, 2017 as compared to September 30, 2016 resulting from the adoption of ASU 2016-09. ASU 2016-09 requires that excess tax benefits or deficiencies be recorded as discrete items in the interim reporting period in which they occur and not included in the annual effective tax rate. This was partially offset by an increase in non-deductible expenses, primarily stock based compensation, and a resulting higher ratio of non-deductible expenses to pre-tax income.
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
During 2016, we realized a tax benefit of $49.0 million comprised of a $23.8 million and a $25.2 million credit to income tax expense and deferred tax asset, respectively. The carryforwards expire from 2018 through 2035 and from 2017 through 2035, for Federal and state income tax reporting purposes, respectively. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state law provisions.
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
We recognized $71.5 million of deferred tax assets, net of deferred tax liabilities, as of September 30, 2017. If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense. Management continues to apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”). Accordingly, deferred income taxes were not recognized on the cumulative undistributed earnings of Ultimate Canada. The deferred tax liability, net of available foreign tax credits, resulting from such cumulative undistributed earnings were not deemed material.
Liquidity and Capital Resources
In recent years, we have funded operations primarily from cash flows generated from operations.
As of September 30, 2017, we had $137.9 million in cash, cash equivalents and short-term corporate investments in marketable securities (collectively, "Cash"), reflecting a net increase of $48.6 million since December 31, 2016.  The total increase in Cash for the nine-month period was primarily from cash provided by operations of $139.3 million and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $5.0 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $66.7 million (which includes $37.1 million of capitalized labor costs and third party consulting fees, paid in cash, associated with the Development Project) and cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $37.3 million.
Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $24.0 million during the nine months ended September 30, 2017 to $139.3 million, as compared with $115.3 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in cash operating income (after adjusting for non-cash expenses) of $35.1million and increased cash from working capital, partially offset by increased cash paid for prepaid commissions (short- and long-term) in association with sales made during the nine-month period.
The net cash used in investing activities was $63.5 million for the nine months ended September 30, 2017, as compared with a net cash inflow of $448.9 million for the nine months ended September 30, 2016.  The decrease of $512.4 million was primarily attributable to a net change in funds received from our customers using the UltiPro payment services offering (“UltiPro Payment Services”) of $560.6 million, and an increase in cash purchases of property and equipment of $12.3 million, partially offset by an increase in the maturities of marketable securities of $28.2 million (which includes the maturities for the period of $88.4 million of marketable securities originally purchased with funds held for customers in addition to our corporate funds), and an increase in the purchases of marketable securities of $126.3 million (which includes purchases for the period of $149.2 million of funds held for customers being invested in marketable securities in addition to our corporate funds). During the nine months ended September 30, 2017, we capitalized software development costs related to the Development Project totaling $40.1 million (including $3.0 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. We invest our customer funds in available for sale securities along with our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations. The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.
Net cash used in financing activities was $24.7 million for the nine months ended September 30, 2017, as compared with $579.5 million net cash used in financing activities for the nine months ended September 30, 2016. The $554.8 million decrease in cash used in financing activities was primarily related to a decrease of $29.7 million in cash used for the repurchases of shares of our Common Stock under our Stock Repurchase Plan, a net change of $540.4 million in customer funds obligations for our UltiPro Payment Services, an increase in the net proceeds from issuances of Common Stock of $1.4 million and a decrease in cash used for the repayments of other borrowings of $0.3 million, partially offset by an increase of $16.6 million in cash used to settle employee tax withholding liabilities upon the vesting of their restricted stock awards and restricted stock unit awards and an increase of $0.4 million in cash used for principal payments on capital lease obligations.
Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of September 30, 2017 were 72 days as compared with 69 days as of September 30, 2016. The increase of three days was associated with stronger sales bookings during the third quarter of 2017.
Deferred revenues were $188.4 million at September 30, 2017, as compared with $174.0 million at December 31, 2016. The increase of $14.4 million in deferred revenues was primarily due to incremental sales.
We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
As of September 30, 2017, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.
Off-Balance Sheet Arrangements
We do not, and, as of September 30, 2017, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Stock-based compensation expense. Ultimate's non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three and nine months ended September 30, 2017, stock-based compensation expense was $38.0 million and $111.2 million, respectively, on a pre-tax basis. For the three and nine months ended September 30, 2016, stock-based compensation expense was $29.3 million and $84.4 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.
Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three and nine months ended September 30, 2017, the amortization of acquired intangible assets was $0.8 million and $2.3 million, respectively. For the three and nine months ended September 30, 2016, the amortization of acquired intangible assets was $0.3 million and $0.8 million, respectively. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.
The following table reconciles GAAP operating income with non-GAAP operating income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Non-GAAP operating income reconciliation:
Operating income	$14,479	$8,632	$24,502	$26,422
Operating income, as a % of total revenues	6.1%	4.4%	3.6%	4.6%
Add back:
Non-cash stock-based compensation expense	38,014	29,345	111,158	84,402
Non-cash amortization of acquired intangible assets	788	255	2,344	759
Transaction costs related to business combinations	—	665	—	841
Non-GAAP operating income	$53,281	$38,897	$138,004	$112,423
Non-GAAP operating income, as a % of total revenues	22.6%	19.7%	20.0%	19.7%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of September 30, 2017, total corporate investments in available-for-sale marketable securities were $12.2 million. As of September 30, 2017, total investments with customer funds in available-for-sale marketable securities were $209.1 million.
As of September 30, 2017, virtually all of the investments in Ultimate’s corporate portfolio, and portfolio of investments with customer funds, were at fixed rates (with a weighted average interest rate of 1.3% per annum).
To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its September 30, 2017 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s corporate portfolio of approximately $50 thousand over the next 12 months and a decrease in the fair value of Ultimate's portfolio of investments with customer funds of approximately $1.6 million over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s corporate portfolio of approximately $50 thousand over the next 12 months and an increase in the fair value of Ultimate's portfolio of investments with customer funds of approximately $1.6 million over the next 12 months.
Foreign Currency Risk. Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar. Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of September 30, 2017, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
(b) Changes in internal control over financial reporting. There have been no changes during the quarter ended September 30, 2017 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
The number of shares of Common Stock repurchased by us during the three months ended September 30, 2017 are indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2017	—	$—	4,657,995	1,342,005
August 1 - 31, 2017	12,684 (1)	$198.07	4,657,995	1,342,005
September 1 - 30, 2017	—	$—	4,657,995	1,342,005
__________________
(1) Represents 12,684 shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 6,000,000 shares of its Common Stock. As of September 30, 2017, Ultimate had purchased 4,657,995 shares of Common Stock under our stock repurchase plan, with 1,342,005 shares being available for repurchase in the future. There were no purchases of Common Stock under the stock repurchase plan for the three months ended September 30, 2017.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2017 and September 30, 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and September 30, 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________
* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	November 7, 2017	By:	/s/ Mitchell K. Dauerman

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)