Form 10-K
period 2017-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2018-02-26
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☑
The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2017 was approximately $5.9 billion.
As of February 22, 2018, there were 30,573,486 shares of the Registrant’s Common Stock, par value $.01, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE ULTIMATE SOFTWARE GROUP, INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (this “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” "Ultimate Software," “we,” “us” or “our”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the Securities and Exchange Commission.  Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including the risk factors set forth in Item 1A. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
UltiPro® and its related design are registered trademarks of Ultimate in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate.
PART I
Item 1. Business
Overview
Ultimate Software is a leading provider of cloud-based human capital management solutions, often referred to as human capital management ("HCM"). Ultimate's UltiPro product suite ("UltiPro") is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in 14 languages with more than 37 country-specific localizations. The solution is delivered via software-as-a-service ("SaaS"), now more commonly known as the cloud computing model, to organizations based in the United States and Canada, including those with global workforces. At the close of 2017, we had more than 4,100 organizations as customers and more than 37 million people records in our HCM cloud. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships.
UltiPro is designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement and to facilitate high levels of employee engagement with their employers and one another. The solution includes unified feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, employee engagement surveying, compensation management with salary planning, budgeting, incentive award planning, succession management, learning management, reporting and analytical decision-making and predictive tools, and time capture, scheduling, attendance tracking, and absence accruals. UltiPro has role-based features for HR professionals, executives, managers, administrators, and employees whether they are in or out of the office, including access to business-critical information on mobile devices such as the iPhone, iPad, and other smartphones and tablets.
Our customers tell us that UltiPro helps them to streamline talent management, HR and payroll processes to significantly reduce administrative and operational costs while also empowering them to manage the talent in their workforces more strategically. UltiPro provides our customers tools to analyze workforce trends for better decision making, identify high-performing talent within their organizations, predict who future high-performers and retention risks will be with a high degree of accuracy, find critical information quickly and perform routine business activities efficiently.
Our cloud offering of UltiPro provides web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that UltiPro is attractive to companies that want to focus on their core competencies to increase sales and profits while we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.
We market our UltiPro solutions primarily to enterprise companies, which we define as organizations with 2,501 or more employees, including those with 10,000 employees and larger; mid-market companies, which we define as those having 501-2,500 employees; and strategic market companies, which we define as those having 100-500 employees. Our mid-market and strategic customers have access to nearly all the features that our larger enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid- and strategic markets do not have information technology (“IT”) staff on their premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.” UltiPro is marketed primarily through our enterprise, mid-market, and strategic direct sales teams.
Cloud Computing Model
Market acceptance of cloud computing for mission critical enterprise applications has become increasingly common in recent years since software can be delivered cost-effectively, reliably, and securely to businesses over the Internet, eliminating the need for customers to purchase supporting software and hardware for an on-premise system and the need to hire IT staff to monitor, maintain, and upgrade such a system.
We introduced our first subscription-based service solution over the Internet in December of 2000, and we began marketing our first multi-tenant SaaS HCM to enterprise companies in 2002. Since that time, we have significantly expanded our HCM offerings and the cloud infrastructure that supports them. Today, we develop our solutions using cloud-native technologies and architectural patterns to provide our customers with solutions that are effective, engaging, flexible, and resilient. Our cloud model is based on a multi-tenant architecture that is both open and secure with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on-premise software to our cloud-based service applications benefit by substantially reducing the cost and complexity typical of on-premise software implementations, customizations, and upgrades. Through our cloud-based SaaS model, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, reducing their need to buy and maintain their own technology infrastructure resources. As a part of our cloud model, we also provide activation and training services to our customers as well as ongoing support services.
Our cloud-based solutions are hosted in four data centers: one located near Atlanta, Georgia, one near Phoenix, Arizona, one near Toronto, Canada, and the fourth near Vancouver, Canada. Our data center facilities are owned and operated by independent third parties, who provide redundant power, bandwidth, and physical security. Ultimate employees deploy, monitor, and manage our hardware and software systems in accordance with our security and data privacy policies, which are subject to examination by an independent third-party.
Market Share
Based on our customer counts and market data from Hoover's/Dun & Bradstreet as of January 5, 2018, we estimate our approximate share of the total available market (TAM) at the close of 2017 to be 8 percent for enterprise companies, 8 percent for mid-market companies, and 2 percent for companies in the strategic market.
Company Information
Ultimate is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), to accommodate our operations in Canada. During February 2015, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Asia, PTE. LTD. There were no material assets or revenues in Canada or Singapore as of or for the year ended December 31, 2017. Ultimate's headquarters is located at 2000 Ultimate Way, Weston, Florida 33326 and our telephone number is (954) 331-7000.
Capabilities of UltiPro
UltiPro is a comprehensive cloud-based solution designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement, and to facilitate high levels of employee engagement with their employers and one another. The solution includes feature sets for talent acquisition and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, employee engagement surveying, compensation management, succession management, learning management, reporting and analytical decision-making tools, time and attendance, and role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office. UltiPro offers the following capabilities to our customers:
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
Modern Cloud-Native Technologies. We are consistently focused on evolving our cloud architecture, leveraging the most appropriate technologies, platforms, and patterns to solve business challenges and deliver value to our customers. The primary characteristics of our technology and cloud architecture are:

•
Multi-Tenant SaaS offering. We take on the responsibility of delivery, maintenance, and upgrades. This allows us to serve all of our customers from a single code base for each of our offerings, reducing complexity and improving reliability.

•
Cloud-Native Applications and Platforms. Micro-Service oriented applications deployed on robust Infrastructure as a Service (IaaS) and Platform as a Service (PaaS) backed cloud platforms allow our offerings to scale and better isolate themselves from failure, leading to more resilient and reliable solutions for our customers.

•	A highly configurable platform that enables customers to achieve a tailored UltiPro experience for their businesses without incurring the high expense of custom software.

•	Extensible offerings that leverage web services and event-based integrations to expose functionality to the outside world, including an extensive network of partners.

•
Industry-leading tools, technologies and design patterns including, but not limited to, Microsoft .NET, Java/Spring, Python, AngularJS, Openstack and Docker Containers to streamline the complexities of our HCM domain and focus on how our users want to use UltiPro rather than expect them to change their behavior to accommodate our product.

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
Managed Services. As part of our mission to simplify the work lives of our customers’ human resources and payroll people, we introduced UltiPro Managed Services in 2013. These managed services are now part of our Select Services offerings and are designed for those customers who want to outsource some components of their HR, payroll, benefits, and HCM technology management functions without sacrificing the control of, or access to, their employee data that they enjoy with our cloud solution. Unlike other outsourced payroll or Human Resources Information System ("HRIS") services that typically take a one-size-fits-all approach, our customers can select from a variety of payroll management, HRIS, and/or benefits management services and combine them into a tailored bundle that best suits their unique needs.
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
In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the core functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) learning management; (iv) employee engagement surveys; (v) compensation management; (vi) benefits enrollment; (vii) time and scheduling management; (viii) payment services; (ix) wage attachments; and (x) other optional features (collectively, “Optional Capabilities”), which are described below.
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

Benefits Management. UltiPro allows companies to automate the administration of health, welfare, dental, vision, and other benefits they offer their employees, including configuration and the matching of employee and employer contributions. UltiPro also enables employees to check benefit options and coverage online. UltiPro eliminates the need for duplicate rules, duplicate data entry, and reconciliation reporting because it stores details for deductions and benefit plans in one common table. These features include rules for coverage, premium and employer match computations, and eligibility and participation determinations. UltiPro also allows companies to maintain and administer paid time off allowances (including vacation, sick, and holiday accrual computations), track leave-time taken, and facilitate the response to employee leave requests.
Payroll. UltiPro's payroll features a powerful engine that handles hundreds of payroll-related computations intended to minimize the customer's need for side calculations or additional programming. UltiPro delivers complex wage calculations such as average pay rates for overtime calculations, shift premiums, garnishments and levy calculations. With UltiPro, a company's central payroll department, remote offices or multiple divisions can process payroll and can define and report on who completes each specific processing step based on the exact needs of the organization, thus supporting appropriate segregation of duties. All of this is managed through an easy-to-use dashboard of payroll tasks and statuses. To help our customers reduce the complexities and errors associated with administrators manually assigning appropriate payroll taxes to employees in the United States, Ultimate offers an embedded feature called Smart Tax Search™. Smart Tax Search™ leverages the latest GIS (geographic information systems) technology to enable UltiPro to automatically assign the correct federal, state, and local payroll taxation rules based upon the home and work addresses listed in UltiPro’s employee records.
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
UltiPro Business Intelligence. UltiPro Business Intelligence leverages a business intelligence platform from IBM Cognos Corporation, a third-party provider, for built-in, ad hoc HR, payroll, and talent management reporting and analysis. Accessed via the web, UltiPro Business Intelligence gives users the ability to access data across the UltiPro solution - from HR and payroll to benefits administration and enrollment, compensation, talent acquisition and onboarding, talent management, compliance, year-end data, and more_and enables them to create, modify, and distribute workforce-related reports and automated notifications. UltiPro also includes a pre-configured data mapping library and pre-authored reports and analytics. Controlled by role-based security, everyone in a customer's organization—from line managers to executives can have immediate access to key workforce metrics, and they can personalize their own user experience to show the reports they want to see and how they want to see them. We believe that UltiPro Business Intelligence gives our customers significant strategic value for managing their workforce-related functions and saves them labor time and money by eliminating or reducing the need for internal technology resources to generate hundreds of individual reports for disparate executive and management needs. UltiPro Business Intelligence is available to manager roles on a mobile device or tablet to provide quick access to mobile optimized reports and analytics. We also embed key data insights and visualizations in context of the application. These data visualizations are developed as part of the core application and provide in-context support to decision-makers.
Other Key Capabilities. UltiPro's tracking of hours worked in payroll ties to UltiPro's benefits management, enabling automatic calculation of employees' hours of service eligibility and providing HR leaders analytical insight into compliance risk related to the ACA delivered via a Healthcare Eligibility Dashboard and our UltiPro ACA Toolkit. UltiPro includes system configuration tools such as graphical workflow configuration and platform configuration to allow customers to extend UltiPro with secure, personalized and reportable fields. Conditional workflow enables organizations to authorize HR/payroll staff, managers, or supervisors to manage key HR processes with multiple approvals via UltiPro, expediting business activities such as hiring an employee or making a salary increase. UltiPro workflow is configurable based on customer need and includes numerous pre-configured processes based on industry best-practices. In addition, UltiPro offers role-based security, flexible business rules, and an easy-to-use content management tool. System administration is designed to enable non-technical users to administer UltiPro's role-based security, built-in conditional workflow, and system business rules, as well as to enable system administrators to post company communications, link to external web sites and tailor functionality to reflect the customer's own company user experience requirements. Broadcast communications tools are available and can leverage employee qualifiers in UltiPro for distribution of mass communication emails to ensure accurate recipients and the trackable follow-up and/or acknowledgment often required with regulated notifications. Enterprise Integration Tools also are included to provide the ability to interface with third-party cloud and on-premise applications and providers such as general ledger, payment services, time clocks, banks, 401(k) and benefits providers, check printing services and unemployment management services. Delivered integrations are also available to customers through UltiPro Connect and the UltiPro Developer Network of preferred partners to facilitate extending their UltiPro and third-party data across multiple systems.
UltiPro Predictors. The UltiPro predictive analytics solution is a key part of the core UltiPro suite where predictive metrics and indicators are available to support manager decisions. The predictors are based on statistical algorithms we developed over the course of more than two years and validated with numerous customers. UltiPro’s predictive metrics help managers to determine the best actions to take for further developing or changing the career trajectory of employees reporting to them, thereby helping organizations to reduce turnover and improve employee engagement. For example, organizations can set tolerances for certain predictive metrics in our UltiPro Retention Predictor™, giving a manager or HR generalist the ability to see immediately if an employee exceeds the tolerance level they have defined as "at risk of leaving" and, thereby, providing them an early warning to take an appropriate action to increase the chances of that employee staying. In addition to our UltiPro Retention Predictor, the solution includes an UltiPro High Performer Indicator™, which identifies employees who consistently receive high pay raises, and an UltiPro High Performer Predictor™, which ranks employees predicted to be high performers based upon a number of variables tracked in UltiPro, and the UltiPro Engagement Indicator which provides insight into an employee’s level of engagement at their organization. To assist managers in identifying and tracking key actions designed to increase the engagement and retention of team members, UltiPro Leadership Actions prompt a leader to intervene in a positive and proven-to-be effective fashion, based on best practices in talent management.
UltiPro's Optional Capabilities
UltiPro Talent Acquisition is a suite of add-on products comprised of Recruitment and Onboarding.
i) Recruiting. The Ultimate team designed our recruiting solution to transform the recruiting process by increasing candidate engagement and simplifying the work of recruiters. Built to be candidate-centric, UltiPro Recruiting has a consumer-like interface to attract and keep top talent engaged, with the goal to reduce the typical 40 percent to 80 percent online application drop-off rate typically occurring with traditional applicant tracking solutions. Rather than being restricted to limited profile information and résumés typical of traditional solutions, candidates can build an in-depth online presence that gives recruiters and hiring managers a more complete understanding of who they are and their abilities. UltiPro Recruiting includes an appealing user interface, gamification, and collaboration tools. It is fully mobile and integrates with popular social networks such as LinkedIn and Twitter. At the same time, UltiPro Recruiting automates the recruiting process for hiring managers, recruiters, and HR staff by enabling them to track and manage standard recruitment tasks such as posting open jobs, reviewing résumés, screening candidates, and scheduling interviews.
ii) Onboarding. UltiPro Onboarding is a comprehensive solution that provides employers the ability to engage and welcome new employees into an organization before the first day of work and to speed their time to productivity. UltiPro Onboarding enables dynamic content such as video messages from executives, managers, and co-workers and gives new hires the ability to connect with fellow team members, request a mentor, engage in self-directed learning through a feature called ‘Unlock Your Potential,’ and complete required and compliance-related documents. The solution is easily configurable to meet the specific needs of an organization and includes such activities as obtaining required government and procedural paperwork, including electronic signatures and document storage; provisioning necessary equipment and job-specific tools such as office location, computer equipment, and uniforms; ensuring enrollment in necessary training programs; and familiarizing new hires with the employer's core values and business objectives.
UltiPro Talent Management is a suite of add-on products comprised of Performance Management, Talent Predictors, and Succession Management.

i) Performance Management. UltiPro Performance Management helps companies maximize the development of their people and improve employee satisfaction by automating and enhancing the performance process, using competency-based employee development. UltiPro Performance Management streamlines the processes of evaluating performance and completing performance reviews, validating competencies, identifying top performers for succession planning, and tracking and executing coaching, training and development plans. The solution also supports a continuous process of capturing real-time employee feedback from a social network and, through our mobile solution, makes goal management and access to talent profile information, employee observations, and journaling convenient for employees and managers alike.
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
Other Optional Capabilities include, but are not limited to, the following products, which are supplemental to UltiPro's standard HR/payroll capabilities:
UltiPro Learning. Through a strategic partnership, Ultimate has the right to market and distribute an independent third party's learning management product as part of the UltiPro solution. We have branded this product UltiPro Learning. Ultimate is the single-source contact for customer implementations and ongoing solution support for UltiPro Learning. It is both web-based and mobile and is integrated with UltiPro's HR and talent management functionality. UltiPro Learning is a new approach to learning that supports the collaborative and on-demand nature of learning demanded by employees today. UltiPro Learning allows organizations to create, curate, and deliver learning content to employees and other members of the extended enterprise to meet their professional and personal learning needs. Customers can also create learning academies to meet specific organizational needs.
UltiPro Perception. UltiPro Perception was introduced as part of the acquisition, made in the third quarter of 2016, of Kanjoya, Inc. ("Kanjoya"), a California corporation (the “Kanjoya Acquisition”), located in San Francisco, California. UltiPro Perception offers a modern way to collect and understand feedback through employee surveys and in-depth analytics of that data for HR and managers. The solution enables organizations to solicit feedback from employees in both structured and unstructured forms. Using the power of the ingrained Natural Language Processing (NLP) engine, UltiPro Perception analyzes feedback in a variety of ways, providing leaders a deeper understanding of employee sentiment while safeguarding employee privacy and anonymity. The built-in analytics allow everyone from HR and company executives to individual managers to view and gain a deeper insight into employee sentiments, identify employee feedback trends, and compare team results. These insights provide the basis for organizations to take appropriate action tailored to the needs of both teams and leaders, with the objective to improve engagement, satisfaction, and retention.
UltiPro Compensation Management. UltiPro Compensation Management includes Salary Planning, Salary Budgeting and Incentive Compensation Plans capabilities. This expanded solution is designed to support executives, managers and compensation analysts working with salary increase allocations and to incentivize employees by giving them visibility into their individual compensation plans. Highly configurable, including multi-currency and pro-ration capabilities, UltiPro Compensation Management makes it easy for companies to manage their unique compensation plans and salary award processes with flat amounts, percentages and unit-based compensation such as restricted stock unit awards. Managers can review their salary budgets and merit pool guidelines and determine the best way to allocate pay increases to their employees within their approved budget parameters. Once managers decide on the allocations, the related pay increases and awards are automatically submitted, approved and updated to UltiPro Payroll.
UltiPro Benefits Enrollment. With UltiPro Benefits Enrollment, employees can enroll in the appropriate benefit plans for their individual needs online, either at work or from home, during defined open enrollment periods. Employees can also choose to quickly renew their benefits in a single click and are guided to make the right selections based on prerequisites that link benefit plans together. UltiPro mobile capabilities enable employees to update their retirement contributions on the go. Benefits administrators can configure the enrollment process and messaging to make the process easy for employees and can monitor the enrollment progress. UltiPro Benefits Enrollment also guides employees through the benefit and personal information changes necessary as a result of life events such as getting married, having a baby or moving. UltiPro also delivers more than 70 predefined Benefit Carrier templates to facilitate the electronic feeds required for insurance carriers and plan administrators, reducing the need for manual reporting of employee census information, participant coverage, and billing reconciliation.

UltiPro Benefits Prime. Ultimate has the right to market and distribute an independent third party's benefit administration, decision support, and enrollment product as part of our UltiPro solution. We have branded this product UltiPro Benefits Prime. Benefits Prime serves as an optional advanced benefit solution that focuses on simplifying the administration of complex plan rules and improving the employee enrollment experience. Through in-depth education and personalized recommendations, UltiPro Benefits Prime helps employees better understand the benefits options available to them. With an easy-to-navigate solution, robust tools for administrators, and connections with hundreds of carriers, UltiPro Benefits Prime delivers consumer-grade benefits shopping and decision-support capabilities for an organization’s employees, along with advanced benefits billing, compliance, reporting and ongoing support for the benefits administrator. Organizations can configure the solution to support diverse programs, automate processes, ensure compliance, and engage employees. Ultimate is the single-source contact for customer implementations and ongoing solution support for UltiPro Benefits Prime, and it is integrated with core UltiPro HR and Payroll capabilities.

UltiPro Time, Attendance, and Scheduling (designed for enterprise companies). Through a strategic partnership, we have the right to market and distribute an independent third party's time and labor management product as part of the UltiPro solution. We have branded this product as UltiPro Time and Attendance, marketing the components as UltiPro Time and Attendance, UltiPro Leave Management, and UltiPro Workforce Scheduling (collectively, “UTA”). Ultimate is the single-source contact for customer implementations and ongoing solution support for UTA. UTA is web-based and integrated with UltiPro's payroll, HR, and benefits functionality. UltiPro Time and Attendance tracks time and attendance labor metrics and supports a variety of time-capture mechanisms. UltiPro Leave Management includes all of the functionality required to effectively track and manage employee leave. UltiPro Workforce Scheduling features industry-specific employee scheduling options to ensure that organizations in different environments deploy employees in an efficient and legislatively compliant manner.
UltiPro Time Management (designed for mid-market and strategic companies). UltiPro Time Management delivers the functionality and flexibility needed to manage employee time and attendance efficiently and provides web access to real-time employee time and labor information. UltiPro Time Management provides companies with the tools to proactively prevent issues that negatively impact business performance, such as employee coverage gaps, labor law violations, and excess labor spending. Fully integrated scheduling, time and attendance, and leave management capabilities reduce payroll expenditures and streamline payroll and workforce management processes.
UltiPro Workforce Management. The UltiPro Workforce Management suite is a limited release of UltiPro Time and UltiPro Scheduling applications, which was new in 2017. It is fully integrated with UltiPro Payroll and is designed to deliver a relatively effortless experience for time tracking and scheduling for employees at every level. The solution reduces the need for supportive resources; increases visibility into time off, allowances, and work schedules; and elevates the convenience of time tracking through features such as mobile access and in-app messaging between managers and employees. UltiPro Workforce Management removes the demands and roadblocks of traditional labor management systems by requiring minimal human interactions and proactively presenting relevant information to enable employees to quickly manage their own time and schedules.
UltiPro Payment Services. We have the right to market and distribute an independent third party's tax filing solution that we have branded UltiPro Payment Services (“UltiPro Payment Services”). With this solution, companies are able to meet all Federal, state, and local payroll tax filing obligations quickly and easily. The UltiPro solution saves payroll staff time by eliminating the administrative burdens associated with tax filing. UltiPro Payment Services enables businesses to deposit federal, state, and local tax payments for more than 10,000 active tax codes via electronic funds transfer or check and automates filing for monthly, quarterly, and annual tax returns.
UltiPro Wage Attachments. For organizations required to process third-party payments on behalf of their employees for items such as child support, tax levies, and creditor garnishments, UltiPro Wage Attachments provides the means to effectively streamline and manage the payment process. UltiPro Wage Attachments eliminates the burden associated with payments to third parties by using information entered and calculated in UltiPro, so there is no need to manage payment processing or analyze varying disbursement schedules for multiple jurisdictions. We ensure that each third-party payment is made according to the designated payment method and reaches its required destination within the assigned timeframe.
Patient Protection and Affordable Care Act (ACA) Compliance. In the fall of 2015, Ultimate began deploying an ACA Toolkit that enables our customers to comply with ACA regulations by the 2016 deadline. The toolkit is embedded in UltiPro and automatically populates the Forms 1094-C and 1095-C with the appropriate employee, benefits, and organization information. In addition, Ultimate offers our customers additional optional ACA-related services branded UltiPro ACA Employer Services. These include such services as printing and electronic filing of 1094-C and 1095-C forms with the IRS on our customer’s behalf and ongoing proactive monitoring and managing of employee eligibility alerts, notices, and penalty responses.

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
Data Centers for Cloud Offering
Our cloud offering provides web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. As a part of our cloud offering services, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for our customers at four data centers. The data center located near Atlanta, Georgia, is owned and operated by Quality Technology Services (“QTS”). The data centers located near Toronto and Vancouver, Canada, are owned and operated by Cyxtera Technologies ("Cyxtera") (formerly CenturyLink Technology Services ("CenturyLink") ), and the data center located in Phoenix, Arizona, is owned and operated by IO Phoenix One, LLC.
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
Ultimate's use of the data centers located near Toronto and Vancouver, Canada, are governed by a Master Services Agreement dated April 30, 2013 (the “CenturyLink Agreement,” now known as Cyxtera) between Ultimate's wholly owned subsidiary Ultimate Canada and CenturyLink. Pursuant to the terms of the CenturyLink Agreement, Ultimate Canada has use of certain physical space within the data center for hosting Ultimate Canada's hardware equipment, as well as Internet connectivity services. The CenturyLink Agreement contains provisions relating to data security and access to the data center. Upon placing a service order, Ultimate Canada is guaranteed certain pricing terms and is committed to minimum usage levels for a period of at least 36 months from the effective date of April 1, 2016, per an addendum entered into by both parties to extend the term of the original agreement. The CenturyLink Agreement will renew on a month-to-month basis unless either party gives at least sixty days written notice prior to the completion of the applicable term that there will be no such renewal. The CenturyLink Agreement provides that its term will end upon the expiration of the term of the last-executed service order. Ultimate has guaranteed the payment of all amounts due from Ultimate Canada to CenturyLink under the CenturyLink Agreement.
Ultimate's use of the data center located near Phoenix, Arizona is governed by a License and Master Services Agreement dated February 27, 2012 (the "IO Phoenix Agreement") with IO Phoenix One, LLC. Pursuant to the terms of the IO Phoenix Agreement, Ultimate has use of certain physical space within the data center for hosting Ultimate's hardware equipment, as well as Internet connectivity services. The IO Phoenix Agreement contains provisions relating to data security and access to the data center. Ultimate is guaranteed certain pricing terms through the initial term of the agreement, and is committed to minimum usage levels for a period of at least 42 months from November 1, 2014, the effective date of an addendum entered into by both parties to extend the term of the original agreement. The IO Phoenix Agreement will automatically renew thereafter for additional terms of one year unless either party gives written notice prior to the completion of the applicable term that there will be no such renewal. Ultimate must give written notice within 60 days while IO Phoenix must give written notice within 120 days.
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

Research and Development Activities
Ultimate incurs research and development expenses, consisting primarily of software development personnel costs, in the normal course of our business. Such research and development expenses are for enhancements to our existing products and for the development of new products. During 2017, 2016 and 2015, we spent $203.2 million, $158.5 million and $120.0 million, respectively, on research and development activities, gross of capitalized software. During 2017, 2016 and 2015, $52.6 million, $37.9 million and $26.3 million, respectively, of research and development expenses were capitalized for computer software development costs related to an internal-use development project (the "Development Project") that is expected to be offered in the future. Components of the overall capitalized Development Project, become ready for their intended use throughout the life cycle of the Development Project. The first component became ready for its intended use during May 2014 and other components have become ready for their intended use since 2014. Amortization for the components of the Development Project that are completed will begin when they are ready for their intended use and will be included with cost of recurring revenues in our consolidated statements of income once amortization commences.
Customer Services
The National Customer Service Association named Ultimate’s services team Service Organization of the Year in the large business category in 2017, and the Stevie Awards recognized our services team with a 2017 People’s Choice Award for Favorite Customer Service in the Computer Services category. Stevie Awards also recognized Ultimate with Silver Awards for Customer Service Department of the Year, Innovation in Customer Service, and the 2017 Innovation Award. Network Products Guide named Ultimate’s services team the “Best Customer Service Department of the Year” in its 2016 IT World Awards, and the Technology Services Industry Association recognized our services team for “Innovation in Transformation of Support Services” in its 2016 TSIA Star Awards.

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
Ultimate has a primarily long-tenured team of functional and technical consultants who are dedicated to assisting customers with rapid deployments. In addition, we provide our customers with the opportunity to participate in formal training programs conducted by our learning team (on-site and virtual), including online self-paced courses, "Quick Tours," and on-demand training. Training programs are designed to increase our customers' ability to use the full functionality of our products, thereby maximizing the value of our customers' investments. Courses are designed to align with the stages of product launch and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, configuring the system and creating custom reports. Ultimate maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Santa Ana, California; and at our headquarters in Weston, Florida. Ultimate rents training facilities in other locations, such as Dallas, Texas; Toronto, Canada; and other cities on an as-needed basis. After our customers have processed their first live payroll using UltiPro (referred to as going “Live”) and have been turned over to our customer support and maintenance program, we assign a customer relationship manager to the account to assist customers obtaining maximum value of the UltiPro solution, connect with other Ultimate users and advanced business analytics. The ERM team also focuses a large portion of its time on customer retention, which is an important aspect of Ultimate's long-term business model.
Customer Support. We offer comprehensive and on-going support services to all of our UltiPro customers. Ultimate had a recurring revenue cloud customer retention rate which was approximately 96% in 2017. Ultimate's customer support services include: software updates that reflect tax and other legislative changes; a named customer service representative; telephone support 24 hours a day, 7 days a week; unlimited access to Ultimate's employee tax center on the web; seminars on year-end closing procedures; a customer blog; and periodic newswire emails. In addition, our customer support services team maintains a Customer Success Portal for our customers where customers can submit inquiries and service requests as well as search a knowledge base of information for instant answers to questions, holds an annual national user conference and arranges for Ultimate professionals to attend smaller, user-organized user group meetings on a routine basis throughout the United States.
Customers
As of December 31, 2017, Ultimate provides our UltiPro solutions to more than 4,100 customers with more than 37 million people records in our cloud. Ultimate's customers represent a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services. For each of the three years ended December 31, 2017, no customer accounted for more than 10% of total revenues.
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
Ultimate's competitors in our enterprise market include (i) large service bureaus, primarily Automatic Data Processing Inc. (“ADP”) and, to a lesser extent, Ceridian; and (ii) companies, such as Oracle, Lawson, and Workday that offer human resource management and payroll software products for use on mainframes, client/server environments and/or in the cloud. In our mid-market and strategic market, Ultimate's competitors include primarily payroll service providers, such as ADP, Paychex, Ceridian, Paycom and Paylocity.
Backlog
Backlog consists of our UltiPro cloud-based solutions under signed contracts for which the services have not yet been delivered. Our backlog amounts include the full contract value of sales to our customers that have not yet processed their first payroll using UltiPro and are not indicative of the annual recurring revenue value of such sales. Backlog can vary from one year to the next when the average contract period fluctuates significantly. At December 31, 2017, Ultimate had backlog of $456.2 million compared with $399.9 million as of December 31, 2016. Ultimate expects to fill approximately $392.2 million of the backlog during 2018. Ultimate does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.

Employees
As of December 31, 2017, Ultimate employed 4,208 people. Ultimate believes that our leadership's relationships with employees are good. This belief is validated by Ultimate’s #1 ranking in the large company category of Fortune magazine’s 2018 list of 40 Best Workplaces in Technology, our third consecutive year to be recognized as #1, and Ultimate's # 3 ranking on Fortune's 2018 list of 100 Best Companies to Work For, our seventh year to be ranked in the top 15. Ultimate was also ranked #2 on Indeed’s 2017 list of Best Companies to Work for in the U.S. and #10 on Glassdoor’s large-company list of Best Places to Work in 2018. In 2017, Ultimate was ranked #1 on Fortune's 100 Best Workplaces for Millenials list. Other high rankings on 2017 Fortune lists, based primarily on employee survey feedback, were: #2 on 100 Best Workplaces for Women, #3 on Best Workplaces for Diversity, #2 on 50 Best Workplaces for Parents, and #7 on 50 Best Workplaces for Giving Back. Ultimate has a history of good employee relationships as confirmed by consistently high ratings of our workplace culture by third parties over the years. As far back as 2008 and 2009, when Ultimate was a smaller company, the Great Place to Work Institute ranked Ultimate the #1 Best Place to Work in America among medium-sized companies for both years. When Ultimate exceeded 1,000 employees in size and became eligible for Fortune’s large company lists, Fortune ranked Ultimate #25 on its 2012 100 Best Companies to Work For list, #9 on its 2013 list, #20 on its 2014 list, #21 on its 2015 list, and #15 on its 2016 list. However, we know competition for qualified employees in the technology sector and Ultimate's HCM industry, in particular, is intense. Ultimate’s management team recognizes that our future success will depend, in part, on our continued ability to attract, hire and retain qualified people.
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
Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing UltiPro product suite and Optional Capabilities and to introduce new features and Optional Capabilities to our product offering. The success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. If we are unable to develop enhancements and introduce new features and Optional Capabilities to our existing products in a cost-effective manner that keeps pace with rapid technological developments, our business could be adversely affected. If we are unable to successfully develop, acquire new services or enhance our existing products to meet customer requirements, our revenues may not grow as expected.
Due to the method of accounting for sales from our cloud offering, a change in the period of the time from contract date to the Live date (“Time-to-Live”) could negatively impact the amount of recurring revenues recognized in a reporting period.

Sales production, as it pertains to sales of cloud units, is not reflected in recurring revenues and related variable costs in our consolidated statements of income typically until the related customer goes Live. In our internal business model, we make certain assumptions, among other things, with respect to future sales production, revenue growth, variable costs, personnel costs and other operating expenses.
Our expectations for recurring revenue growth are typically established based on combinations of actual sales production (for those units that have been previously sold but have not yet gone Live) and expected future sales production, together with expectations as to the Time-to-Live periods. Estimates for Time-to-Live periods are usually based on (i) specific estimates (for certain backlog sales) provided by our field personnel, which estimates include factors and assumptions that are not within the control of our field personnel; and (ii) estimates for Time-to-Live periods for other cloud sales (including backlog sales without specific estimates at that point in time), as well as expected sales, which are typically based on assumptions derived from our historical Time-to-Live periods.  These estimates are adjusted periodically, and prospectively, based on management’s assessment of Time=to-Live for backlog sales at that point in time. Factors that could impact the estimates for Time-to-Live periods include, but are not limited to, customer size (as larger customers may have longer implementations, tend to go Live on more UltiPro features and have more interface and integration requirements), and the number of complementary products sold in addition to UltiPro to a single customer, which in some cases involve customers’ desire to go Live on all products at once, as compared with UltiPro first followed by complementary products.
To the extent there are changes in the underlying assumptions which drive Ultimate’s expected revenue growth from cloud sales, which include, but are not limited to, actual sales production achieved and changes in Time-to-Live periods, our recurring revenues and services revenues, as reported in our consolidated statements of income, could differ materially from levels we expected to achieve.
A systems failure or other service interruption at the data center owned and managed by QTS, the data centers owned and managed by Cyxtera (formerly known as CenturyLink), and the data center owned and managed by IO Phoenix One, LLC and used for our hosting services could result in substantial expense to us, loss of customers and claims by our customers for damages caused by any losses they incur.
We offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers in the United States at a data center owned and operated by QTS, at a location near Atlanta, Georgia and at a data center owned and operated by IO Phoenix One, LLC near Phoenix, Arizona. We also offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers with employees exclusively in Canada at two data centers owned and operated by Cyxtera (formerly known as CenturyLink), one near Toronto, Canada and one near Vancouver, Canada.
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
We perform a daily backup of our customer data which is stored offsite of the data centers. In addition, QTS has implemented various activities comprising QualityTech’s Business Continuity Planning & Disaster Recovery Program which includes risk assessment and business impact analysis, redundancy and crisis and emergency response procedures.  Cyxtera also has a Business Continuity Program which handles business continuity planning, incident management and site emergency action planning.  However, the occurrence of one of the above listed events or other unanticipated problems at any of the data centers could:

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

•
A number of companies, such as Oracle, Lawson, and Workday that offer HCM software products for use on mainframes, client/server environments and/or Web servers; and, in the UltiPro mid-market and strategic markets, payroll service providers such as ADP, Paychex, Ceridian, Paycom and Paylocity that service companies on the smaller end of the mid-market; and

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
International operations are subject to risks associated with operating outside of the United States.  During the fourth fiscal quarter of 2006, we began operating in Canada (through the formation of a wholly-owned Canadian subsidiary).  During 2017, we continued to grow our operations in Canada and Singapore.  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, our international operations may grow and increase their significance to our business.  Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad.  If sales to any of our customers outside of the United States are delayed or canceled because of any of the above factors, our revenue may be negatively impacted.
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

Item 1B.  Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters in Weston, Florida are at different locations in the city, which, in the aggregate, consist of approximately 337,000 square feet of leased space. We also have leased facilities in Atlanta, Georgia; Alpharetta, Georgia; Memphis, Tennessee; Scottsdale, Arizona; Santa Ana, California; Toronto, Canada; San Francisco, California; and Singapore.
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

	2017		2016
	High	Low	High	Low
First Quarter	$201.65	$182.35	$194.70	$148.26
Second Quarter	225.63	192.83	213.35	183.30
Third Quarter	233.42	181.59	224.07	200.19
Fourth Quarter	224.57	188.96	218.25	180.29
As of February 20, 2018, we had approximately 44 holders of record, representing approximately 5,020 stockholder accounts.
We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. The payment of dividends in the future, if any, will be at the discretion of our Board of Directors.

Performance Graph.  The following graph compares the cumulative total stockholder returns on Ultimate’s Common Stock for the five year period covering December 31, 2012-December 31, 2017, on an annual basis, with the cumulative total return of the NASDAQ Composite Index and the RDG Software Composite Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The Ultimate Software Group, Inc., the NASDAQ Composite Index
and the RDG Software Composite Index

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
The Ultimate Software Group, Inc.
NASDAQ Composite
RDG Software Composite

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
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
As of December 31, 2017, Ultimate had purchased 4,657,995 shares of our Common Stock under the Stock Repurchase Plan, with 1,342,005 shares available for repurchase in the future.

The number of shares of Common Stock repurchased by us during the three months ended December 31, 2017 is as indicated below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2017	12 (1)	$194.22	4,657,995	1,342,005
November 1 – 30, 2017	151,571 (1)	$203.04	4,657,995	1,342,005
December 1 – 31, 2017	92 (1)	$218.23	4,657,995	1,342,005
(1) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

Item 6.   Selected Financial Data
The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The consolidated statements of income data presented below for each of the years in the three-year period ended December 31, 2017 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K. The years ended December 31, 2016, 2015, 2014 and 2013 were revised in connection with an immaterial correction of prior period financial statements. See Note 17 in our Notes to Consolidated Financial Statements for further discussion.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Income: (in thousands, except per share data)
Revenues:
Recurring	$802,300	$654,199	$516,400	$419,771	$335,287
Services	138,429	127,092	101,681	86,165	75,110
Total revenues	940,729	781,291	618,081	505,936	410,397
Cost of revenues:
Recurring	210,560	172,676	138,587	117,700	92,101
Services	143,140	127,433	99,948	85,939	76,577
Total cost of revenues	353,700	300,109	238,535	203,639	168,678
Gross profit	587,029	481,182	379,546	302,297	241,719
Operating expenses:
Sales and marketing	269,781	224,416	169,664	117,033	93,879
Research and development	150,583	120,650	93,671	83,542	67,757
General and administrative	122,119	94,432	72,893	47,379	36,869
Total operating expenses	542,483	439,498	336,228	247,954	198,505
Operating income	44,546	41,684	43,318	54,343	43,214
Other (expense) income:
Interest expense and other, net	(813)	(717)	(491)	(353)	(229)
Other income, net	397	451	256	339	104
Total other expense, net	(416)	(266)	(235)	(14)	(125)
Income before income taxes	44,130	41,418	43,083	54,329	43,089
Provision for income taxes	(30,075)	(12,178)	(28,825)	(13,640)	(20,082)
Net income	14,055	29,240	14,258	40,689	23,007

Net income per share: (1)
Basic	$0.47	$1.01	$0.50	$1.44	$0.83
Diluted	$0.46	$0.96	$0.48	$1.39	$0.79

Weighted average shares outstanding: (1)
Basic	29,791	28,976	28,634	28,293	27,773
Diluted	30,799	30,414	29,721	29,343	29,013

Balance Sheet Data: (in thousands)	As of December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$155,685	$73,773	$109,325	$108,298	$79,794
Corporate investments in marketable securities	9,434	24,088	20,058	10,156	10,453
Total assets	1,377,211	1,134,688	1,448,689	1,181,859	593,804
Deferred revenue	198,861	173,976	145,727	109,705	103,184
Long-term borrowings, including capital lease obligations	8,727	3,985	3,665	3,759	2,833
Stockholders’ equity	$518,025	$414,215	$317,186	$263,310	$183,827
________________________________

(1)	See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the computation of net earnings per share.

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
Business Overview
Ultimate Software is a leading provider of cloud-based human capital management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in 14 languages with more than 37 country-specific localizations. The solution is delivered via software-as-a-service ("SaaS"), now more commonly known as the cloud computing model, to organizations based in the United States and Canada, including those with global workforces. At the close of 2017, we had more than 4,100 organizations as customers and more than 37 million people records in our HCM cloud. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships.
UltiPro is designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement and to facilitate high levels of employee engagement with their employers and one another. The solution includes unified feature sets for recruiting and onboarding, HR management and compliance, benefits management and online enrollment, payroll, performance management, employee engagement surveying, compensation management with salary planning, budgeting, incentive award planning, succession management, learning management, reporting and analytical decision-making and predictive tools, and time capture, scheduling, attendance tracking, and absence accruals. UltiPro has role-based features for HR professionals, executives, managers, administrators, and employees whether they are in or out of the office, including access to business-critical information on mobile devices such as the iPhone, iPad, and other smartphones and tablets.
Our customers tell us that UltiPro helps them to streamline talent management, HR and payroll processes to significantly reduce administrative and operational costs while also empowering them to manage the talent in their workforces more strategically. UltiPro provides our customers tools to analyze workforce trends for better decision making, identify high-performing talent within their organizations, predict who future high-performers and retention risks will be with a high degree of accuracy, find critical information quickly, and perform routine business activities efficiently.
Our cloud offering of UltiPro provides web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that UltiPro is attractive to companies that want to focus on their core competencies to increase sales and profits while we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers.
We market our UltiPro solutions primarily to enterprise companies, which we define as organizations with 2,501 or more employees, including those with 10,000 employees and larger; mid-market companies, which we define as those having 501-2,500 employees; and strategic market companies, which we define as those having 100-500 employees. Our mid-market and strategic customers have access to nearly all the features that our larger enterprise companies have through UltiPro, plus a bundled services package. Since many companies in the mid- and strategic markets do not have information technology (“IT”) staff on their premises to help with system deployment or ongoing management issues, we have created a bundled services package to give these customers a high degree of convenience by handling system configuration, business rules, and other situations for them “behind the scenes.” UltiPro is marketed primarily through our enterprise, mid-market, and strategic direct sales teams.
In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the core functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) learning management; (iv) employee engagement surveys; (v) compensation management; (vi) benefits enrollment; (vii) time management; (viii) payment services; (ix) wage attachments; (x) UltiPro ACA toolkit and (xi) other optional features (collectively, “Optional Capabilities”), which are described above.
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
The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) revenue retention of our customers once our solutions are sold (“Customer Retention”).  For the year ended December 31, 2017, our (i) recurring revenues grew by 22.6%, compared with the same period in 2016, and (ii) Non-GAAP Operating Income was $194.1 million, or 20.6% of total revenues, as compared with $157.6 million, or 20.2% of total revenues, for the same period in 2016. For the year ended December 31, 2016, our (i) recurring revenues grew by 26.7%, compared with the same period in 2015 and (ii) Non-GAAP Operating Income was $157.6 million, or 20.2% of total revenues, as compared with $126.8 million, or 20.5% of total revenues, for the same period in 2015. As of December 31, 2017, our Customer Retention, on a trailing twelve-month basis, was approximately 96% for our recurring revenue cloud customer base, compared with approximately 97% for the prior year. See “Non-GAAP Financial Measures” below.
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

Critical Accounting Policies
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
For multiple element arrangements, the consideration allocated to cloud subscription revenues is recognized as recurring revenues over the initial contract period, as those subscription-based services are delivered, typically commencing with the Live date of the related product. The consideration allocated to fixed fee implementation consulting services in multiple element arrangements is recognized as services revenues on a percentage of completion basis (in relation to progression through implementation phases), by product.
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
The pricing for the three elements that pertain to recurring revenues (i.e., hosting services, the right to use UltiPro and maintenance of UltiPro (as described above)) is bundled.  Since these three bundled elements are components of recurring revenues in the consolidated statements of income, allocation of selling price to each of the three elements is not necessary and they are not reported separately.  Selling price, which is established through VSOE, for the bundled elements, as a whole, is determined on the basis of renewal pricing, without taking into consideration potential price increases or potential changes in the number of employees of the customer in the future due to the uncertainties surrounding these potential occurrences.  These bundled elements are provided on an ongoing basis, represent undelivered elements and are recognized on a monthly basis as the related services are performed, typically commencing once the customer goes Live.
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
Revenues from implementation consulting services sold on a fixed-fee basis are recognized using the percentage of completion accounting method, which involves the use of estimates.  Percentage of completion is measured at each reporting date based on progress made to date.
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

Results of Operations
The following table sets forth the consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated. The years ended December 31, 2016 and 2015 were revised in connection with an immaterial correction of prior period financial statements. See Note 17 in our Notes to Consolidated Financial Statements for further discussion.

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Recurring	85.3%	83.7%	83.5%
Services	14.7	16.3	16.5
Total revenues	100.0	100.0	100.0
Cost of revenues:
Recurring	22.4	22.1	22.4
Services	15.2	16.3	16.2
Total cost of revenues	37.6	38.4	38.6
Gross profit	62.4	61.6	61.4
Operating expenses:
Sales and marketing	28.7	28.7	27.4
Research and development	16.0	15.5	15.2
General and administrative	13.0	12.1	11.8
Total operating expenses	57.7	56.3	54.4
Operating income	4.7	5.3	7.0
Other income (expense):
Interest expense and other, net	—	(0.1)	(0.1)
Total other expense, net	—	0.1	—
Total other income (expense), net	—	—	(0.1)
Income before income taxes	4.7	5.3	6.9
Provision for income taxes	(3.2)	(1.6)	(4.7)
Net income	1.5%	3.7%	2.2%
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2017	2016
Cost of recurring revenues	$11,931	$8,613
Cost of services revenues	7,909	6,198
Sales and marketing	75,428	59,187
Research and development	12,026	8,238
General and administrative	39,133	31,641
Total stock-based compensation expense	$146,427	$113,877
Overview of Financial Results
In comparison with 2016, our total revenues for 2017 increased by $159.4 million and our total cost of revenues and operating expenses, combined, increased by $156.6 million, resulting in an increase in our operating income of $2.9 million.
During the years ended December 31, 2017 and 2016, our non-cash stock-based compensation expense increased $32.6 million and $31.5 million, respectively, from the prior year primarily as the result of certain restricted stock awards granted in connection with changes we made with respect to, and the final termination of, our change in control plans ("CIC

Plans") for certain senior officers. These restricted stock awards granted in March 2015, February 2016, and February 2017, accounted for $22.2 million of the $32.6 million increase in our non-cash stock-based compensation expense for the year ended December 31, 2017 and $19.7 million of the $31.5 million increase in our non-cash stock-based compensation expense for the year ended December 31, 2016. The remaining increases were due to the effects of new grants in each year and the impact of changes in our stock price ("General Operations"). See Note 15 in our Notes to Consolidated Financial Statements for further discussion.
The following table sets forth the stock-based compensation expense associated with modifications made to the Company's change in control plans as discussed above (in thousands):

	For the Years Ended December 31,
	2017	2016
Stock-based compensation expense:
Stock-based compensation expense related to General Operations	$81,468	$71,119
Stock-based compensation expense related to CIC modifications	64,959	42,758
Total non-cash stock-based compensation expense	$146,427	$113,877
Net income decreased $15.2 million for 2017, compared with 2016. This decrease was due to a $17.9 million increase in our provision for income taxes, partially offset by our pre-tax income from operations. On December 22, 2017, the federal government passed the federal Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduced our federal statutory tax rate from 35% to 21%, effective January 1, 2018. Accounting Standards Codification ("ASC") 740, "Income Taxes" ("ASC 740"), requires companies to recognize the effect of tax law changes in the period of enactment. During the quarter ended December 31, 2017, we adjusted the statutory federal and state income tax rates to our deferred tax assets and liabilities. As a result of the statutory rate decrease, we had a reduction in our net deferred tax asset balance of $8.8 million. We recorded $8.7 million of the $8.8 million reduction in our net deferred tax asset balance to our provision for income taxes in our consolidated statement of income and $0.1 million to our consolidated statements of comprehensive income.
Comparison of Fiscal Years Ended December 31, 2017 and 2016
Revenues
Our revenues are derived from recurring revenues and services revenues.  See “Revenue Recognition” above for further discussion of Ultimate’s revenue sources and its method of accounting for each of them.
Total revenues increased 20.4% to $940.7 million for 2017 from $781.3 million for 2016.
Recurring revenues, primarily consisting of subscription revenues from cloud-based UltiPro, increased 22.6% to $802.3 million for 2017 from $654.2 million for 2016.  The increase in recurring revenues for 2017 was primarily based on the revenue impact of incremental units sold to customers that have processed their first payroll using UltiPro (or gone "Live") since December 31, 2016, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.
Our annual revenue customer retention rate for our recurring revenue cloud customers was approximately 96% at the end of 2017 (calculated on a 12-month rolling basis) which compares to approximately 97% at the end of 2016. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.
Services revenues increased 8.9% to $138.4 million for 2017 from $127.1 million for 2016. The increase in services revenues for the year was primarily due to additional implementation revenues to support increased sales and, to a lesser extent, as a result of increased fixed fee implementations primarily in association with interfaces with UltiPro.
As previously discussed in our second quarter 2017 Form 10-Q, during 2017, we experienced an elongation in our Time-to-Live periods for our sales in our backlog (i.e., those which had not gone Live yet) for our enterprise sales, as well as our mid-market sales, which caused our expected 2017 revenues (both recurring and services) to be less than our original projections. The extension of the Time-to-Live periods does not change the overall value of recurring revenues or our fixed fee implementations (included with services revenues) from these customers and is essentially a timing issue. We do not believe that our Time-to-Live periods will elongate beyond our 2017 experience and have factored the revised Time-to-Live periods into our 2018 revenue expectations.
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
Total cost of revenues increased 17.9% to $353.7 million for 2017, from $300.1 million for 2016.
Cost of recurring revenues increased 21.9% to $210.6 million for 2017 from $172.7 million for 2016.  The $37.9 million increase in the cost of recurring revenues for the year was primarily due to increases in both cloud costs and Customer Support costs, as described below, and, to a lesser extent, increased amortization of capitalized software costs from the development project to be sold in the future as a cloud product only (the "Development Project") which resulted from other product modules becoming available for their intended use during the last half of 2017.

•
For the year ended December 31, 2017, the increases in cloud costs were principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations.

•	The increase in Customer Support costs for the year ended December 31, 2017 was primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.
Cost of services revenues increased 12.3% to $143.1 million for 2017 from $127.4 million for 2016.  The $15.7 million increase in cost of services revenues was primarily due to an increase in the cost of implementation, including higher labor and related costs and the increased use of third-party implementation partners.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 20.2% to $269.8 million for 2017 from $224.4 million for 2016.  The $45.4 million increase in sales and marketing during 2017 was primarily due to increased labor and related costs (including the impact of an increase in sales personnel, primarily in our mid-market and strategic sales channels, and higher sales commissions) and higher advertising and marketing expenses, which included media advertising. Included in the increased labor and related costs for 2017 was a portion of certain non-cash, stock-based compensation expenses relating to the revisions and terminations of our CIC Plans. Commissions on subscription-based cloud sales are amortized over the initial contract term (typically 24 to 36 months) typically commencing on the Live date, which corresponds with the related cloud revenue recognition.
Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 24.8% to $150.6 million in 2017 from $120.7 million in 2016.  The $29.9 million increase in research and development expenses during 2017 was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. For the years ended December 31, 2017 and 2016, we capitalized $52.6 million (including $4.0 million in non-cash stock-based compensation) and $37.9 million (including $3.9 million in non-cash stock-based compensation), respectively, of computer software development costs related to the Development Project. The capitalized costs for the Development Project were primarily from direct labor costs and, to a lesser extent, third party consulting fees for the years ended December 31, 2017 and 2016. For the years ended December 31, 2017 and 2016, there was $4.4 million and $1.2 million, respectively, of amortization associated with certain product modules of the Development Project which were ready for their intended use. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as facility costs, external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 29.3% to $122.1 million for 2017 from $94.4 million for 2016.  The $27.7 million increase in general and administrative expenses during 2017 was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, an increase in professional fees, an increase in facility costs to support the growth in headcount, and a portion of certain non-cash, stock-based compensation expenses for the revisions and terminations of our CIC Plans.
Provision for Income Taxes
In 2017, based on pre-tax income, we had income tax expense of $30.1 million as compared with $12.2 million in 2016. The increase in income tax expense of $17.9 million was attributable to the revaluation of the net deferred tax asset balance from the reduction in federal statutory tax rates per the enactment of the federal Tax Act, passed in December 2017. The remaining increase to income tax expense was due to an increase in non-deductible expenses, primarily stock-based compensation, and a resulting higher ratio of non-deductible expenses to pre-tax income.  Ultimate recorded $4.5 million and $4.0 million of research and development tax credit carryforwards during the years ended December 31, 2017 and December 31, 2016, respectively.
Comparison of Fiscal Years Ended December 31, 2016 and 2015
Revenues
Total revenues, primarily consisting of recurring and services revenues, increased 26.4% to $781.3 million for 2016 from $618.1 million for 2015.
Recurring revenues increased 26.7% to $654.2 million for 2016 from $516.4 million for 2015. The increase in recurring revenues for 2016 was primarily based on the revenue impact of incremental units sold to customers that have gone Live since December 31, 2015, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.
Our Customer Retention rate for our recurring revenue cloud customers was approximately 97% at the end of 2016 which compared with in excess of 97% for the prior year comparable period. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.

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
Cost of Revenues
Cost of revenues consists of the costs of recurring and services revenues. Cost of recurring revenues primarily consists of costs to provide Customer Support services to cloud customers, the cost of providing periodic updates and the cost of recurring subscription revenues, including hosting data center costs and, to a lesser extent, amortization of capitalized software. Cost of services revenues primarily consists of costs to provide implementation services and training to Ultimate’s customers and, to a lesser extent, costs related to sales of payroll-related forms, time clocks and print services, as well as costs associated with certain client reimbursable out-of-pocket expenses.
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
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 32.3% to $224.4 million for 2016 from $169.7 million for 2015. The $54.8 million increase in sales and marketing during 2016 was primarily due to increased labor and related costs (including the impact of an increase in sales personnel, primarily in our mid-market and strategic sales channels, and higher sales commissions) and higher advertising and marketing expenses, which included media advertising. Included in the increased labor and related costs for the 2016 year was a portion of certain non-cash, stock-based compensation expenses relating to the revisions and terminations of our CIC Plans. Commissions on subscription-based cloud sales are amortized over the initial contract term (typically 24 to 36 months) typically commencing on the Live date, which corresponds with the related cloud revenue recognition.
Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 28.8% to $120.7 million in 2016 from $93.7 million in 2015. The $27.0 million increase in research and development expenses during 2016 was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. For the years ended December 31, 2016 and 2015, we capitalized $37.9 million (including $3.9 million in non-cash stock-based compensation) and $26.3 million (including $3.0 million in non- cash stock-based compensation), respectively, of computer software development costs related to the Development Project. The capitalized costs for the Development Project were primarily from direct labor costs and, to a lesser extent, third party consulting fees for the years ended December 31, 2016 and 2015. For each of 2016 and 2015, we recognized $1.1 million of amortization costs which were associated with a particular product module, of the Development Project, UltiPro Recruiting, which was ready for its intended use during the second quarter of 2014. In addition, another product module of the Development Project, UltiPro Onboarding, became ready for its intended use in mid-December 2016; the amortization related to the commencement of the amortization for UltiPro Onboarding was insignificant for the 2016 year. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 29.5% to $94.4 million for 2016 from $72.9 million for 2015. The $21.5 million increase in general and administrative expenses during 2016 was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, an increase in facility costs to support growth in headcount, including our Weston, Florida headquarter locations, increased professional fees and a portion of certain non-cash, stock-based compensation expenses for the revisions and terminations of our CIC Plans.
Provision for Income Taxes
In 2016, based on pre-tax income, we had income tax expense of $12.2 million as compared to $28.8 million in 2015. The decrease in income tax expense of $16.6 million was primarily due to the early adoption of ASU 2016-09 (see Note 3 in Notes to Consolidated Financial Statements), partially offset by an increase in non-deductible expenses, primarily stock based compensation, and a resulting higher ratio of non-deductible expenses to pre-tax income.  Ultimate recorded $4.0 million and $3.2 million of research and development tax credit carryforwards during the years ended December 31, 2016 and December 31, 2015, respectively.
Quarterly Results of Operations
The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2017 and 2016. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The unaudited quarterly results of operations for the first three quarters of 2017 and each of the quarters in the year ended December 31, 2016, were revised in connection with an immaterial correction of prior period financial statements. See Note 17 in our Notes to Consolidated Financial Statements for further discussion.
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

Quarters Ended	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
(In thousands, except per share data)
	(Unaudited)
Revenues:
Recurring	$214,112	$203,059	$195,147	$189,981	175,944	167,025	158,479	152,751
Services	37,319	33,054	29,545	38,510	34,605	29,966	28,058	34,463
Total revenues	251,431	236,113	224,692	228,491	210,549	196,991	186,537	187,214
Cost of revenues:
Recurring	55,394	52,558	52,539	50,069	46,173	44,095	42,951	39,457
Services	35,659	36,136	31,715	39,631	33,218	32,069	29,342	32,804
Total cost of revenues	91,053	88,694	84,254	89,700	79,391	76,164	72,293	72,261
Gross profit	160,378	147,419	140,438	138,791	131,158	120,827	114,244	114,953
Operating expenses:
Sales and marketing	68,339	65,066	67,015	69,360	58,074	55,212	54,548	56,582
Research and development	41,013	38,415	34,997	36,158	32,383	31,699	29,053	27,515
General and administrative	30,983	29,459	31,472	30,204	25,439	25,284	22,180	21,529
Total operating expenses	140,335	132,940	133,484	135,722	115,896	112,195	105,781	105,626
Operating income	20,043	14,479	6,954	3,069	15,262	8,632	8,463	9,327
Other (expense) income:
Interest expense and other, net	(129)	(239)	(165)	(280)	(174)	(179)	(180)	(184)
Other income, net	34	57	81	226	135	111	102	103
Total other expense, net	(95)	(182)	(84)	(54)	(39)	(68)	(78)	(81)
Income before income taxes	19,948	14,297	6,870	3,015	15,223	8,564	8,385	9,246
Provision for income taxes	(22,005)	(9,954)	(2,341)	4,225	(2,873)	(4,000)	(2,463)	(2,839)
Net income (loss)	$(2,057)	$4,343	$4,529	$7,240	$12,350	$4,564	$5,922	$6,407

Earnings (loss) per share:
Basic	$(0.07)	$0.15	$0.15	$0.25	$0.42	$0.16	$0.20	$0.22
Diluted	$(0.07)	$0.14	$0.15	$0.24	$0.41	$0.15	$0.20	$0.21

Weighted average shares outstanding:
Basic	30,021	29,848	29,751	29,538	29,200	28,977	28,895	28,825
Diluted	30,021	30,770	30,623	30,497	30,469	30,475	30,240	30,108
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
As of December 31, 2017, we had $165.1 million in cash, cash equivalents and short-term corporate investments in marketable securities, reflecting a net increase of $75.8 million since December 31, 2016.  The increase was primarily attributable to cash provided by operations of $214.0 million and proceeds from the issuances of our common stock from employee and non-employee director stock option exercises of $6.6 million, partially offset by cash purchases of property and equipment (including principal payments on financed equipment) of $83.9 million (which includes $48.6 million of capitalized labor and third party consulting costs, paid in cash, associated with the Development Project) and cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $68.0 million.
Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors related to our operations, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, other costs of operations, as well as systems development and programming costs. Net cash provided by operating activities increased $54.5 million during 2017 as compared with 2016. This increase was primarily due to an increase in operating income (after adjusting for the impact of non-cash expenses) of $43.8 million, partially offset by cash paid for working capital, including prepaid commissions (short- and long-term) in association with increased sales.
Net cash used in investing activities was $162.7 million for 2017 as compared with net cash provided by investing activities of $358.2 million for 2016.  The $520.9 million decrease from 2016 was primarily attributable to a decrease of $575.0 million in client funds received from our customers using the UltiPro payment services offering (“UltiPro Payment Services”), a decrease in maturities of marketable securities of $2.0 million and an increase in cash purchases of property and equipment of $8.2 million (including an increase of $14.7 million of capitalized labor costs and, to a lesser extent, third party consulting costs, paid in cash, associated with the Development Project), partially offset by a decrease in the purchases of marketable securities of $39.7 million (which includes $208.8 million of funds held for customers being invested in marketable securities in addition to our corporate funds). We invest our customer funds in available for sale securities in addition to our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations.  The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.
Net cash provided by financing activities was $29.8 million for 2017 as compared with net cash used in financing activities of $553.7 million for 2016. The $583.5 million increase in net cash provided by financing activities was primarily related to an increase of $554.6 million in UltiPro Payment Services client fund obligations, a decrease of $29.7 million in cash used for the repurchases of shares of Common Stock under our Stock Repurchase Plan, partially offset by, a $2.5 million increase in cash used to settle employee tax withholding liabilities for the vesting of restricted stock.
Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of December 31, 2017 were 70 days as compared with 71 days as of December 31, 2016. The decrease of one day was associated with stronger collections.
Deferred revenues were $198.9 million at December 31, 2017, as compared with $174.0 million at December 31, 2016. The increase of $24.9 million in deferred revenues for 2017 was primarily due to higher deferred cloud revenues mainly attributable to increased sales.
We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
As of December 31, 2017, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.

Off-Balance Sheet Arrangements
We do not, and, as of December 31, 2017, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:
Stock-based compensation expense. Ultimate's non-GAAP financial measure of Non-GAAP Operating Income excludes non-cash stock-based compensation expense, which consists of expenses for restricted stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the years ended December 31, 2017, 2016 and 2015, stock-based compensation expense was $146.4 million, $113.9 million and $82.4 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.
Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the years ended December 31, 2017, 2016 and 2015, the amortization of acquired intangible assets was $3.1 million, $1.1 million and $1.0 million, respectively. Amortization of acquired intangible assets is excluded from Ultimate's non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.
Transaction costs related to business combinations. In accordance with GAAP, operating expenses include transaction costs for third-party professional services incurred in connection with business combinations. As we do not acquire or dispose of businesses on a predictable basis, the terms of each business combination are unique and can vary significantly from other business combinations. Significant expenses can be incurred in connection with a business combination that we would not have otherwise incurred in the periods presented as part of our continuing operations. For the year ended December 31, 2017 there were no transactions costs incurred related to business combinations. For the year ended December 31, 2016, there were $0.9 million of transaction costs incurred related to business combinations. For the year ended December 31, 2015 there were no transaction costs incurred related to business combinations. Transaction costs related to business combinations are excluded from Ultimate's non-GAAP financial measures because it is an expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique business combination histories.

	For the Year Ended
	2017	2016	2015
Non-GAAP operating income reconciliation:
Operating income	$44,546	$41,684	$43,318
Operating income, as a % of total revenues	4.7%	5.3%	7.0%
Add back:
Non-cash stock-based compensation expense	146,427	113,877	82,416
Non-cash amortization of acquired intangible assets	3,129	1,115	1,034
Transaction costs related to business combinations	—	874	—
Non-GAAP operating income	$194,102	$157,550	$126,768
Non-GAAP operating income, as a % of total revenues	20.6%	20.2%	20.5%

Contractual Obligations
As of December 31, 2017, Ultimate’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital lease obligations (1)	$9,951	$5,474	$4,477	$—	$—
Other long-term obligations (2)	63,643	16,151	28,783	17,867	842
Other long-term liabilities (3)	8,902	8,902	—	—	—
Total contractual cash obligations	$82,496	$30,527	$33,260	$17,867	$842
_________________________

(1)
We lease certain computer equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2020. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding capital lease obligations.

(2)	Included in other long-term obligations were Ultimate’s leases for corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates.

(3)
Ultimate has an income tax payable related to the unrecognizable benefit of an uncertain tax position.  As of the date of this report, it is not reasonable to estimate the timing of this payment. Ultimate does not have any other long-term liabilities as of December 31, 2017.

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
As of December 31, 2017, total corporate investments in available-for-sale marketable securities were $9.4 million. As of December 31, 2017, total investments with customer funds in available-for-sale marketable securities were $208.8 million.
As of December 31, 2017, virtually all of the investments in Ultimate’s corporate portfolio and portfolio of investments with customer funds were at fixed rates (with a weighted average interest rate of 1.4% and 1.6% per annum, respectively).
To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its December 31, 2017 consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s corporate portfolio of approximately $23 thousand over the next 12 months and a decrease in the fair value of Ultimate’s portfolio of investments with customer funds of approximately of $1.3 million over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s corporate portfolio of approximately $23 thousand over the next 12 months and an increase in the fair value of Ultimate’s portfolio of investments with customer funds of approximately $1.3 million over the next 12 months.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Ultimate Software Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Fort Lauderdale, FL
February 26, 2018
Certified Public Accountants

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$155,685	$73,773
Investments in marketable securities	9,434	15,541
Accounts receivable, net of allowance for doubtful accounts of $900 for 2017 and 2016	190,989	162,240
Prepaid expenses and other current assets	71,602	61,901
Deferred tax assets, net	—	1,125
Total current assets before funds held for customers	427,710	314,580
Funds held for customers	563,062	465,167
Total current assets	990,772	779,747
Property and equipment, net	243,664	179,558
Goodwill	35,808	35,322
Investments in marketable securities	—	8,547
Intangible assets, net	20,862	23,860
Other assets, net	53,409	47,432
Deferred tax assets, net	32,696	60,222
Total assets	$1,377,211	$1,134,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,099	$13,519
Accrued expenses and other liabilities	60,394	50,973
Deferred revenue	197,088	171,669
Capital lease obligations	5,474	5,056
Total current liabilities before customer funds obligations	279,055	241,217
Customer funds obligations	564,031	466,423
Total current liabilities	843,086	707,640
Deferred revenue	1,773	2,307
Deferred rent	5,349	6,022
Capital lease obligations	4,477	3,985
Other long-term liabilities	4,250	—
Deferred income tax liability	251	519
Total liabilities	859,186	720,473
Commitments and contingencies (Note 16)
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 34,787,986 and 34,003,036 shares issued in 2017 and 2016, respectively	348	340
Additional paid-in capital	609,160	520,524
Accumulated other comprehensive loss	(5,912)	(7,023)
Accumulated earnings	125,788	111,733
	729,384	625,574
Treasury stock, 4,657,995 shares, at cost, for 2017 and 2016	(211,359)	(211,359)
Total stockholders’ equity	518,025	414,215
Total liabilities and stockholders’ equity	$1,377,211	$1,134,688
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Revenues:
Recurring	$802,300	$654,199	$516,400
Services	138,429	127,092	101,681
Total revenues	940,729	781,291	618,081
Cost of revenues:
Recurring	210,560	172,676	138,587
Services	143,140	127,433	99,948
Total cost of revenues	353,700	300,109	238,535
Gross profit	587,029	481,182	379,546
Operating expenses:
Sales and marketing	269,781	224,416	169,664
Research and development	150,583	120,650	93,671
General and administrative	122,119	94,432	72,893
Total operating expenses	542,483	439,498	336,228
Operating income	44,546	41,684	43,318
Other (expense) income:
Interest expense and other, net	(813)	(717)	(491)
Other income, net	397	451	256
Total other expense, net	(416)	(266)	(235)
Income before income taxes	44,130	41,418	43,083
Provision for income taxes	(30,075)	(12,178)	(28,825)
Net income	$14,055	$29,240	$14,258

Net income per share:
Basic	$0.47	$1.01	$0.50
Diluted	$0.46	$0.96	$0.48

Weighted average shares outstanding:
Basic	29,791	28,976	28,634
Diluted	30,799	30,414	29,721
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$14,055	$29,240	$14,258
Other comprehensive (loss) income:
Unrealized loss on investments in marketable available for sale securities	(558)	(61)	(56)
Unrealized gain (loss) on foreign currency translation adjustments	1,529	843	(4,195)
Other comprehensive income (loss), before tax	971	782	(4,251)
Income tax benefit related to items of other comprehensive income	140	24	12
Other comprehensive income (loss), net of tax	$1,111	$806	$(4,239)
Comprehensive income	$15,166	$30,046	$10,019

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2014	32,723	$327	$376,609	$(3,590)	$28,489	4,217	$(138,525)	$263,310
Net income	—	—	—	—	14,258	—	—	14,258
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(44)	—	—	—	(44)
Unrealized loss on foreign exchange	—	—	—	(4,195)	—	—	—	(4,195)
Shares acquired to settle employee tax withholding liability	—	—	(34,989)	—	—	—	—	(34,989)
Excess tax benefits from employee stock plan	—	—	31,859	—	—	—	—	31,859
Repurchases of Common Stock	—	—	—	—	—	251	(43,149)	(43,149)
Stock consideration for acquisitions	13	1	—	—	—	—	—	1
Issuances of Common Stock from exercises of stock options	189	2	4,701	—	—	—	—	4,703
Issuances of Common Stock from restricted stock releases	336	3	—	—	—	—	—	3
Non-cash stock-based compensation expense	—	—	85,429	—	—	—	—	85,429
Balance, December 31, 2015	33,261	$333	$463,609	$(7,829)	$42,747	4,468	$(181,674)	$317,186
Cumulative impact of adoption of ASU 2016-09	—	—	—	—	39,746	—	—	39,746
Net income	—	—	—	—	29,240	—	—	29,240
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(37)	—	—	—	(37)
Unrealized gain on foreign exchange	—	—	—	843	—	—	—	843
Shares acquired to settle employee tax withholding liability	—	—	(65,522)	—	—	—	—	(65,522)
Repurchases of Common Stock	—	—	—	—	—	190	(29,685)	(29,685)
Stock consideration for acquisitions	7	—	—	—	—	—	—	—
Issuances of Common Stock from exercises of stock options	183	2	4,657	—	—	—	—	4,659
Issuances of Common Stock from restricted stock releases	552	5	—	—	—	—	—	5
Non-cash stock-based compensation expense	—	—	117,780	—	—	—	—	117,780
Balance, December 31, 2016	34,003	$340	$520,524	$(7,023)	$111,733	4,658	$(211,359)	$414,215
Net loss	—	—	—	—	14,055	—	—	14,055

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(418)	—	—	—	(418)
Unrealized gain on foreign exchange	—	—	—	1,529	—	—	—	1,529
Shares acquired to settle employee tax withholding liability	—	—	(68,034)	—	—	—	—	(68,034)
Issuances of Common Stock from exercises of stock options	230	2	6,563	—	—	—	—	6,565
Issuances of Common Stock from restricted stock releases	555	6	—	—	—	—	—	6
Non-cash stock-based compensation expense	—	—	150,107	—	—	—	—	150,107
Balance, December 31, 2017	34,788	$348	$609,160	$(5,912)	$125,788	4,658	$(211,359)	$518,025
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$14,055	$29,240	$14,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,055	27,098	21,738
Provision for doubtful accounts	5,727	3,213	4,687
Non-cash stock-based compensation expense	146,427	113,877	82,416
Income taxes	28,607	11,208	28,180
Net amortization of premiums and accretion of discounts on available-for-sale securities	308	755	—
Changes in operating assets and liabilities:
Accounts receivable	(34,476)	(35,004)	(34,575)
Prepaid expenses and other current assets	(9,704)	(14,973)	(12,016)
Other assets	(5,977)	(16,325)	(10,496)
Accounts payable	2,580	5,850	(23)
Accrued expenses and deferred rent	7,498	7,403	12,507
Deferred revenue	24,885	27,179	36,022
Net cash provided by operating activities	213,985	159,521	142,698

Cash flows from investing activities:
Purchases of marketable securities	(168,006)	(207,676)	(91,528)
Maturities of marketable securities	121,857	123,895	11,711
Payments for acquisitions	(1,000)	(25,636)	—
Net change in money market securities and other cash equivalents held to satisfy customer funds obligations	(37,959)	537,077	(94,306)
Purchases of property and equipment, including capitalized software development	(77,594)	(69,415)	(50,634)
Net cash (used in) provided by investing activities	(162,702)	358,245	(224,757)

Cash flows from financing activities:
Repurchases of Common Stock	—	(29,685)	(43,149)
Net proceeds from issuances of Common Stock	6,565	4,659	4,703
Shares acquired to settle employee tax withholding liabilities	(68,034)	(65,522)	(34,989)
Principal payments on capital lease obligations	(6,340)	(5,831)	(4,810)
Repayments of other borrowings	—	(400)	(567)
Net increase (decrease) in customer fund obligations	97,608	(456,943)	164,279
Net cash provided by (used in) financing activities	29,799	(553,722)	85,467

Effect of exchange rate changes on cash	830	404	(2,381)
Net increase (decrease) in cash and cash equivalents	81,912	(35,552)	1,027
Cash and cash equivalents, beginning of year	73,773	109,325	108,298
Cash and cash equivalents, end of year	$155,685	$73,773	$109,325

Supplemental disclosure of cash flow information:
Cash paid for interest	$498	$426	$371
Cash paid for taxes	$2,192	$1,758	$815

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$7,250	$6,719	$5,949
Cash held in escrow for business combinations	$—	$3,600	$—
Software agreement	$6,500	$—	$—
Stock based compensation for capitalized software	$4,003	$3,903	$3,013
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Operations
The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of cloud-based human capital management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core and includes global people management, available in 14 languages with more than 37 country-specific localizations. The solution is delivered via software-as-a-service ("SaaS"), now more commonly known as the cloud computing model, to organizations based in the United States and Canada, including those with global workforces. UltiPro is designed to deliver the functionality businesses need to manage the complete employment life cycle from recruitment to retirement. We market our UltiPro solutions primarily to enterprise companies, which we define as organizations with 2,501 or more employees, including those with 10,000 or more employees; mid-market companies, which we define as those having 501-2,500 employees; and strategic market companies, which we define as those having 100-500 employees. UltiPro is marketed primarily through our enterprise, mid-market and strategic direct sales teams.
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
Funds Held for Customers and Customers’ Funds Obligations
Ultimate has the right to market and distribute an independent third party’s tax filing solution that Ultimate has branded UltiPro Payment Services.  Ultimate’s UltiPro Payment Services offering provides payment services to our customers.  These payment services are being sold directly by us to our customers only on a per-employee-per-month (“PEPM”) basis in conjunction with UltiPro, our core product.  In connection with our UltiPro Payment Services product, we receive funds from our customers and hold such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  We invest a portion of our customer funds in available for sale securities in addition to our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in our consolidated balance sheets as of December 31, 2017 and 2016.  We have reported the cash flows for purchases of securities with funds received from UltiPro Payment Services customers in the investing activities section of the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015.  We have reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015.  The associated PEPM fees for UltiPro Payment Services are included in recurring revenues in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.  The associated interest earned was not material for the years ended December 31, 2017, 2016 and 2015.
Fair Value of Financial Instruments
Ultimate’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable, accounts payable, and capital lease obligations, approximated fair value (due to their relatively short maturity) as of December 31, 2017 and 2016.
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
Prepaid Expenses and Other Current Assets
Ultimate’s consolidated financial statements include prepaid expenses and other current assets which include prepaid commissions on cloud sales.  Prepaid expenses are amortized over the life of the asset (typically within one year) and prepaid commissions on cloud sales are amortized over the initial contract term (typically 24-36 months) typically commencing on the day the customer processes its first live payroll using UltiPro (also referred to as going “Live”), which corresponds with the related cloud revenue recognition. The portion of prepaid commissions that extends beyond one year is classified in other assets, net, in the consolidated balance sheets as of December 31, 2017 and 2016.
Long-Lived Assets
We evaluate the carrying value of long-lived assets when indicators of impairment exist.  For the year ended December 31, 2017, no such events or circumstances were identified.  The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value.  In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the years ended December 31, 2017, 2016 and 2015, we recorded no impairment of our long-lived assets.
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
Computer Software Development Costs
Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other–Internal Use Software, in which computer software costs are expensed as incurred during the preliminary project stage and capitalization begins in the application development stage once the capitalization criteria are met. Costs associated with post implementation activities are expensed as incurred. Costs capitalized during the application development stage include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software. In addition to capitalizing costs for software (which are used by us in our general operations, for internal purposes), we also capitalize costs under ASC Topic 350-40 for certain software development projects related to our suite of products sold to our customers exclusively on a subscription basis under our SaaS offering of UltiPro.
Deferred Revenue
Deferred revenue is primarily comprised of deferrals of recurring revenues for cloud services which are recognized over the initial term of the related contract as the services are performed, typically 24-36 months, commencing with the related Live date; and implementation consulting services for which the services have not yet been rendered which are primarily recognized prior to the respective Live date.
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
Revenues from implementation consulting services sold on a fixed-fee basis are recognized using the percentage of completion accounting method.  Percentage of completion is measured at each reporting date based on progress made to date.
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
At December 31, 2017, our goodwill totaled $35.8 million and our identifiable net intangible assets totaled $20.9 million. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  We consider both market and discounted cash flow approaches to determine the fair value of the reporting unit.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment test of goodwill as of December 31, 2017, and 2016.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for our reporting unit was required.
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

As of December 31, 2017, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 819,893 shares.
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
In accordance with ASC 718, Ultimate capitalizes the portion of SBC expense attributed to personnel whose labor costs are being capitalized pursuant to ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software, related to software development. The following table summarizes SBC recognized by the Company (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
SBC - Statements of income	$146,427	$113,877	$82,416
SBC - Capitalized software	4,003	3,903	3,013
SBC - Statements of stockholders' equity	$150,430	$117,780	$85,429
Rental Costs Incurred in Relation to a Construction Period
We have incurred rental costs associated with operating leases during construction periods.  Rental costs incurred during a construction period are costs incurred for the right to control the use of a leased asset during and after construction of a leased asset.  Since there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period, rental costs associated with ground or building operating leases that are incurred during a construction period are recognized as rental expense on a straight-line basis.
Income Taxes
We are subject to federal, foreign and state corporate income taxes.  We account for income taxes using an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The federal Tax Cuts and Jobs Act (the "Tax Act”) was enacted on December 22, 2017. The impact of implementing the Tax Act to our deferred income tax expense was reflected during the fourth quarter of 2017.
We make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
We assess the likelihood that Ultimate will be able to recover its deferred tax assets.  Management considers all available evidence, both positive and negative, including historical levels of pre-tax book income, expiration of net operating losses, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies, as well as current tax laws and interpretation of current tax laws, in assessing the need for a valuation allowance.  If recovery is not likely, we record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  The available positive evidence at December 31, 2017 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income sufficient to realize all of our remaining deferred tax assets.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2017. See Note 14 for further discussion.
ASC 740, "Income Taxes" ("ASC 740") provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  Our accounting policy is to record the tax effects of a change in the opening balance of the unrecognized tax benefits (including unrecognized tax benefits related to prior-period discontinued operations) in current-period income (loss) from continuing operations. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2017 and 2016, we did not have any interest and penalties accrued related to unrecognized tax benefits.
Reimbursable Out-Of-Pocket Expenses
Reimbursable out-of-pocket expenses, which are included in services revenues and cost of services revenues in our accompanying consolidated statements of income, were $2.2 million, $2.4 million and $1.9 million for 2017, 2016 and 2015, respectively.
Recently Issued Accounting Standards
ASC 606
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606)”. Topic 606 supersedes the revenue requirements in ASU Topic 605, Revenue Recognition ("Topic 605") and requires the recognition of revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services and includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Collectively, we refer to Topic 606 and Subtopic 340-40 as the "new standard". Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others.
Topic 606 is effective for Ultimate on January 1, 2018 using either of two transition methods including several practical expedients: (1) full retrospective method, in which the new standard would be applied to each prior reporting period presented or (2) the modified retrospective method, in which the cumulative effect of initially applying the new standard would be recognized at the date of initial application and providing certain additional disclosures as defined per the new standard. Ultimate has selected the modified retrospective method with the new standard applied to all contracts that were not completed on the effective date of January 1, 2018.
We began assessing the new standard in 2016 and continued our assessment in 2017 to address the potential impact that Topic 606 could have on our consolidated financial statements. Our assessment of the impact included an evaluation of the five step process including, but not limited to, identifying the customer contract population, identifying the performance obligations in those customer contracts, determining the contract transaction price and allocating this amount to each performance obligation, and selecting the measurement methods to recognize revenue in a manner that depicts the transfer of control to the customer of each identified performance obligation. We have identified changes to our accounting policies and practices and controls to support the new revenue recognition standard. Implementation of the policy and control changes are in progress along with continuing our assessment of potential changes to our disclosures under the new guidance.
We anticipate this standard will not have a material impact on the way we recognize revenues, however, the standard will have a material impact on our consolidated balance sheet, upon adoption, as a result of the period of benefit in which deferred incremental commission costs to obtain related subscription is recognized. Under current GAAP, we defer incremental commission costs to obtain a contract and amortize those costs over the initial term of the related subscription contract, which is generally 2-3 years. Based on our assessment, the period of benefit and, therefore, amortization period has changed to 7 years under the new standard, representing the period of benefit and the estimated useful life of the underlying software used to provide our subscription-based recurring services. The change in amortization period of deferred incremental commission costs will result in an adjustment ranging from $23 million to $27 million in the opening balance sheet amounts as of January 1, 2018.
ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements. The new standard is effective for Ultimate on January 1, 2019 and early adoption is permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are still in the process of evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards
ASU 2015-17
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17”). ASU 2015-17 requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component and present the net deferred tax as a single noncurrent amount in a classified balance sheet. Effective January 1, 2017 the Company adopted ASU 2015-17. Subsequent to adoption, all deferred tax assets and deferred tax liabilities are presented as noncurrent on the consolidated balance sheet. The changes have been applied prospectively as permitted by the ASU and prior years have not been restated. The adoption of this ASU does not have a material effect on the Company's results of operations, financial condition or liquidity.

4.    Business Combinations
2016 Business Combinations
During the third quarter of 2016, we completed the acquisition of Kanjoya, Inc. ("Kanjoya"), a California corporation (the “Kanjoya Acquisition”), located in San Francisco, California. During the second quarter of 2016, we completed the acquisition of substantially all of the assets of Capital Analytics, Inc. (d/b/a Vestrics) (hereinafter referred to as "Vestrics") (the “Vestrics Acquisition”), a Delaware limited liability company located in North Carolina. The Kanjoya Acquisition and the Vestrics Acquisition (the “2016 Acquisitions”) were deemed insignificant to the audited consolidated financial statements on an individual basis and in the aggregate.
Acquisition of Kanjoya, Inc.
On September 29, 2016, pursuant to a merger agreement with Kanjoya, we acquired Kanjoya in exchange for $19.6 million, of which $16.9 million was paid in cash during the twelve months ended December 31, 2016 while the remaining $2.6 million is being held in escrow, and is included in accrued liabilities on our consolidated balance sheet. We recorded the Kanjoya Acquisition using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. Based on the valuation, the significant classes of assets and liabilities to which we allocated the purchase price of Kanjoya were acquired intangibles for a total of $13.6 million, consisting of $12.1 million for developed technology, $1.5 million for customer relationships, and goodwill for the balance of $6.4 million. Pursuant to the Kanjoya Acquisition we assumed working capital, net, totaling $0.4 million. The fair value of the acquired developed technology was estimated using the cost approach. In accordance with GAAP, direct costs related to the acquisition were expensed as incurred. Kanjoya is a leading cloud workforce intelligence provider for enterprises. Based upon the technology acquired, we launched UltiPro Perception, a feature-set that enables businesses to identify and analyze attitudes and performance traits of their employees, managers, and teams from surveys and other sources of employee feedback. Kanjoya's workforce has joined Ultimate and will serve to establish an additional research and development hub for us in San Francisco.
The results of operations from this acquisition have been included in our consolidated financial statements since the closing of the Kanjoya Acquisition. Pro forma results of operations have not been presented because the effects of this business combination were not deemed significant to our audited consolidated results of operations.
Acquisition of Capital Analytics, Inc., d/b/a Vestrics
On May 11, 2016 (the "Vestrics Closing Date"), pursuant to an asset purchase agreement with Vestrics, we acquired certain assets and liabilities in exchange for $10.1 million, of which $1.0 million and $9.1 million was paid in cash during the years ended December 31, 2017 and 2016, respectively. We recorded the Vestrics Acquisition using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. The valuation of Vestrics has been completed and the significant classes of assets and liabilities to which we allocated the purchase price were goodwill of $4.3 million (which includes working capital, net, totaling $0.2 million, which was assumed pursuant to the Vestrics Acquisition) and identifiable intangible assets of $6.0 million related to developed technology. In accordance with GAAP, direct costs related to the acquisition were expensed as incurred. Vestrics’ predictive technology enables a company to identify and analyze the connections between its investments in human capital and the performance-related business results of those investments. We will leverage Vestrics’ technology as we continue to expand our analytics capabilities across UltiPro. The fair value of the acquired developed technology was estimated using the cost approach. Identifiable intangible assets were assigned a total weighted-average amortization period of 7.0 years. Since the developed predictive technology acquired pursuant to the Vestrics Acquisition will be included in the Development Project currently being capitalized as internal-use software to be offered as a cloud product in the future, amortization of the Vestrics developed technology will begin when it is ready for its intended use.
The results of operations from this acquisition have been included in our audited consolidated financial statements since the Vestrics Closing Date. Pro forma results of operations have not been presented because the effects of this business combination were not deemed significant to our audited consolidated results of operations.
5.    Funds Held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive loss was a $704 thousand net unrealized loss and $145 thousand net unrealized loss on available-for-sale securities at December 31, 2017 and December 31, 2016, respectively. Realized gains and losses resulting on available-for-sale securities are included in other (expense) income, net, in the consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.
The amortized cost, net unrealized (loss) gain and fair value of our investments in marketable available-for-sale securities as of December 31, 2017 and December 31, 2016 are shown below (in thousands):
Funds held for customers and corporate investments as of December 31, 2017 and December 31, 2016 are shown below (in thousands):

	As of December 31, 2017			As of December 31, 2016
	Amortized Cost	Net Unrealized (Loss)	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)	Fair Value (1)
Type of issue:
Funds held for customers – money market securities and other cash equivalents	$354,312	$—	$354,312	$316,353	$—	$316,353
Available-for-sale securities:
Corporate debentures – bonds	2,848	(4)	2,844	10,175	(3)	10,172
Commercial paper	—	—	—	1,446	—	1,446
U.S. Agency bonds	209,443	(693)	208,750	148,939	(125)	148,814
U.S. Treasury bills	5,876	(6)	5,870	9,586	(18)	9,568
Asset-Backed Securities	721	(1)	720	2,901	1	2,902
Total corporate investments and funds held for customers	$573,200	$(704)	$572,496	$489,400	$(145)	$489,255
_________________
(1) Included within available-for-sale securities as of December 31, 2017 and 2016 are corporate investments with fair values of $9.4 million and $24.1 million, respectively. Included within available-for-sale securities as of December 31, 2017 and 2016 are funds held for customers with fair values of $208.8 million and $148.8 million, respectively. All available-for-sale securities were included in Level 2 of the fair value hierarchy.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2017 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(1)	$699	$—	$—	$(1)	$699
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	(408)	74,940	(285)	133,811	(693)	208,751
U.S. Treasury bills	—	—	(6)	5,869	(6)	5,869
Asset-Backed Securities	—	—	—	—	—	—
Total	$(409)	$75,639	$(291)	$139,680	$(700)	$215,319
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
The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity at December 31, 2017 are shown below (in thousands):

	As of December 31, 2017
	Amortized Cost	Fair Value
Due in one year or less	$173,517	$173,075
Due after one year	45,371	45,109
Total	$218,888	$218,184
We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  We did not have any transfers into and out of Level 1 and Level 2 during the years ended December 31, 2017, 2016 and 2015.
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
The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of December 31, 2017 and December 31, 2016 (in thousands):

	As of December 31, 2017				As of December 31, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)
Corporate debentures and bonds	$2,844	$—	$2,844	$—	$10,172	$—	$10,172	$—
Commercial paper	—	—	—	—	1,446	—	1,446	—
U.S. Agency bonds	208,750	—	208,750	—	148,814	—	148,814	—
U.S. Treasury bills	5,870	—	5,870	—	9,568	—	9,568	—
Asset-Backed Securities	720	—	720	—	2,902	—	2,902	—
Total	$218,184	$—	$218,184	$—	$172,902	$—	$172,902	$—
Assets and liabilities measured at fair value on a recurring basis were presented in the consolidated balance sheets as of December 31, 2017 and as of December 31, 2016 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of December 31, 2017 and December 31, 2016.

6.    Allowance for Doubtful Accounts
We have established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable by customer and historical experience.
The activity within the allowance for doubtful accounts was as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$900	$900	$675
Charged to expense	5,727	3,213	4,687
Write-offs	(5,727)	(3,213)	(4,462)
Balance at end of year	$900	$900	$900
7.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2017	2016
Prepaid commissions on cloud sales	$38,519	$29,842
Other prepaid expenses	20,088	16,753
Other current assets	12,995	15,306
Total prepaid expenses and other current assets	$71,602	$61,901
8.    Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2017	2016
Computer equipment	$185,034	$166,420
Internal-use software	178,093	113,407
Leasehold improvements	43,556	36,095
Furniture and fixtures	19,817	16,932
Building	2,100	1,074
Land	655	655
Property and equipment	429,255	334,583
Less: accumulated depreciation and amortization	185,591	155,025
Property and equipment, net	$243,664	$179,558
Depreciation and amortization expense on property and equipment, including depreciation and amortization expense on property and equipment under capital leases, totaled $31.2 million, $25.5 million and $20.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Included in property and equipment, net, is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2017	2016
Computer equipment	$58,831	$51,581
Less: accumulated amortization	48,963	43,732
Computer equipment, net	$9,868	$7,849
Capital leases entered into and included in property and equipment totaled $7.3 million, $6.7 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
See Note 10 in the Notes to Consolidated Financial Statements for further discussion of computer software development costs related to internal-use software which is included in property and equipment, net.

9.    Foreign Currency
The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of our wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc., is the Canadian dollar.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in consolidated stockholders’ equity as a component of accumulated other comprehensive income (loss).  We did not have any realized gains and losses resulting from foreign exchange transactions during the years ended December 31, 2017, 2016 and 2015. Included in accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, are $5.4 million of unrealized translation losses at December 31, 2017 and $6.9 million of unrealized translation losses at December 31, 2016. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.
10.    Computer Software Development Costs
We previously capitalized software costs in accordance with Accounting Standards Codification ("ASC") Topic 985-20, Costs of Software to Be Sold, Leased, or Marketed. Those capitalized software costs were fully amortized as of December 31, 2013.
Computer software development costs related to software developed for internal use falls under the accounting guidance of ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. These capitalized costs are included with property and equipment in the consolidated balance sheets and purchases of property and equipment in the consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three to seven years, commencing after the software development is substantially complete and the software is ready for its intended use.
For the years ended December 31, 2017 and 2016, we capitalized $52.6 million (including $4.0 million in non-cash stock-based compensation) and $37.9 million (including $3.9 million in non-cash stock-based compensation), respectively, of computer software development costs related to an internal-use development project for our UltiPro product offering (the "Development Project"). The capitalized costs for the Development Project were primarily from direct labor costs and, to a lesser extent, third party consulting fees. For 2017, 2016 and 2015, we recognized $4.4 million, $1.2 million and $1.1 million, respectively, of amortization costs which were associated with certain product modules of the Development Project which were ready for their intended use. The amortization of capitalized software is included in cost of recurring revenues. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Capitalized computer software development costs and accumulated amortization of capitalized software, developed for internal use, were as follows (in thousands):

	As of December 31,
	2017	2016	2015
Computer software development costs	$178,093	113,407	75,529
Less: accumulated amortization	(7,283)	(2,925)	(1,742)
Computer software development costs, net	170,810	110,482	73,787

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
The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Basic weighted average shares outstanding	29,791	28,976	28,634
Effect of dilutive equity instruments (1)	1,008	1,438	1,087
Dilutive shares outstanding	30,799	30,414	29,721

Anti-dilutive equity instruments (1)	—	24	19
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
The changes in the carrying value of goodwill were as follows (in thousands):

	As of December 31,
	2017	2016
Goodwill, beginning of year	$35,322	$24,410
Goodwill from Vestrics Acquisition (1)	—	4,305
Goodwill from Kanjoya Acquisition (2)	—	6,394
Translation adjustment (3)	486	213
Goodwill, end of year	$35,808	$35,322
_________________
(1) Represents the goodwill recognized for the Vestrics Acquisition on May 11, 2016. See Note 4 of the Notes to Consolidated Financial Statements.
(2) Represents the goodwill recognized for the Kanjoya Acquisition on September 29, 2016. See Note 4 of the Notes to Consolidated Financial Statements.
(3) Represents the impact of the foreign currency translation of the portion of goodwill that is recorded by our Canadian subsidiary whose functional currency is also its local currency. Such goodwill is translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive income (loss).
Our amortizable intangible assets net carrying amount and estimated useful lives are as follows (in thousands):

As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,300	$(4,355)	$(895)	$18,050	6.0
Customer relationships	4,700	(2,004)	—	2,696	4.5
Non-compete agreements	300	(300)	—	—	0.0
	$28,300	$(6,659)	$(895)	$20,746	5.9

As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,300	$(2,036)	$(1,026)	$20,238	6.7
Customer relationships	4,700	(1,194)	—	3,506	5.3
Non-compete agreements	300	(300)	—	—	0.0
	$28,300	$(3,530)	$(1,026)	$23,744	6.5
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
Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Included in acquired intangible assets as of December 31, 2017, were $0.1 million of assets with indefinite lives. There were no assets, with indefinite lives, as of December 31, 2015. Amortization expense for acquired intangible assets was $3.1 million, $1.1 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015. Future amortization expense for acquired intangible assets is as follows, as of December 31, 2017 (in thousands):

Year	Amount
2018	$3,149
2019	3,452
2020	3,353
2021	2,896
2022	2,896
Thereafter	5,000
Total	$20,746

13.    Capital Lease Obligations
We lease certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2020. Interest rates on these leases are 4.25% to 5.25%. The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2017 (in thousands):

Year	Amount
2018	$5,832
2019	3,494
2020	1,143
10,469
Less amount representing interest	(518)
Lease obligations reflected as current ($5,474) and non-current ($4,477)	$9,951
14.    Income Taxes
For the year ended December 31, 2017, the income tax provision of $30.1 million was based on book income from operations before income taxes of $44.1 million.  For the year ended December 31, 2016, the income tax provision of $12.2 million was based on book income from operations before income taxes of $41.4 million.  For the year ended December 31, 2015, the income tax provision of $28.8 million was based on a book income from operations before income taxes of $43.1 million.  Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
On December 22, 2017, the federal government passed the federal Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code including but not limited to reducing the federal statutory tax rate from 35% to 21%, effective January 1, 2018. Accounting Standards Codification ("ASC") 740, "Income Taxes" ("ASC 740"), requires companies to recognize the effect of tax law changes in the period of enactment. During the quarter ended December 31, 2017, we adjusted the statutory federal and state income tax rates to our deferred tax assets and liabilities. As a result of the statutory rate decrease, we had a reduction in our net deferred tax asset balance of $8.8 million. We recorded $8.7 million of the $8.8 million reduction in our net deferred tax asset balance to our provision for income taxes in our consolidated statement of income and $0.1 million to our consolidated statements of comprehensive income.
The income tax provision consists of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Current taxes:
Federal	$(209)	$34	$(26,111)
State and local	(230)	(170)	(6,021)
Foreign	(1,070)	(856)	(200)
Deferred taxes, net
Federal	(26,693)	(8,858)	2,673
State and local	(2,099)	(2,478)	627
Foreign	226	150	207
Income tax provision	$(30,075)	$(12,178)	$(28,825)
The income tax provision is different from that which would be obtained by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Income tax provision at statutory federal tax rate	$(15,446)	$(14,490)	$(15,079)
State and local income taxes, net of the federal benefit	(1,514)	(1,720)	(3,506)
Non-deductible expenses	(26,196)	(20,715)	(13,673)
Change in tax rates	374	216	117
Recognition of excess tax benefit	18,415	20,966	—
Research credit, federal benefit	4,688	3,727	3,239
Enactment of Tax Cuts and Jobs Act	(9,750)	—	—
Other, net	(646)	(162)	77
Income tax provision	$(30,075)	$(12,178)	$(28,825)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. One of the significant provisions of the Tax Act, passed December 22, 2017, is the reduction of the federal corporate tax rate to 21% effective January 1, 2018. In accordance with ASC 740, a company must remeasure its deferred tax assets and liabilities to reflect the enacted rates as of that date. The balances of the deferred tax assets and liabilities were remeasured and an $8.8 million reduction to deferred tax assets was recorded in this period. Significant components of our deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$34,771	$60,026
Tax credit carryforwards	1,807	911
Research credit	27,559	22,768
Deferred revenue	497	918
Accruals not currently deductible	1,137	1,012
Allowance for doubtful accounts	238	338
Charitable contributions	1,729	1,777
Stock-based compensation	9,851	20,261
Deferred rent adjustment	2,128	3,081
Deferred tax assets	$79,717	$111,092
Deferred tax liabilities:
Property and equipment	$(47,022)	$(49,745)
Foreign, primarily acquired intangible assets	(250)	(519)
Gross deferred tax liabilities	(47,272)	(50,264)
Net deferred tax assets	$32,445	$60,828
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
The available positive evidence at December 31, 2017 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2017. As such, there was no valuation allowance for the years ended December 31, 2017 and 2016.
During the fourth quarter of 2017, as part of the evaluation of net deferred tax assets for implementing the Tax Act, immaterial errors were discovered in the reporting of the GAAP deferred income tax expense and related deferred tax assets, associated with the stock-based compensation expense for certain of our named executive officers for prior periods through September 30, 2017. Since the amount of the error in any prior period was not material, we have retrospectively revised our financial statements to reflect this immaterial correction for these prior periods. See Note 17 in our Notes to Consolidated Financial Statements for further discussion.
One of the provisions of the Tax Act was to transition to a territorial tax system, and to enable this, required a one-time deemed repatriation of post-1986 earnings and profits of certain foreign corporations, and would subject those amounts to reduced federal tax rates depending on whether the earnings and profits relate to cash and cash equivalents or other assets. The effective preferential rates on repatriated earnings are 15.5% for cash and cash equivalents and 8% for other amounts. The bill would require this income inclusion in our tax year ending December 31, 2017 but would allow offset of the deemed repatriated earnings and profits with net operating losses and foreign tax credits. We have more than sufficient foreign tax credits to offset our estimate of the deemed earnings and any transition tax liability. The foreign tax credits rather than the net operating losses would be used, as we are invoking Internal Revenue Code 965(n), which is an election to not use the net operating losses.

For the current and subsequent tax years, we will continue to assert the position of indefinite re-investment of earnings in Canada and Singapore. We will apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiaries, the Ultimate Software Group of Canada, Inc. and the Ultimate Software Group of Asia, PTE. LTD. The indefinite reinvestment criteria applicable includes state taxes and withholding taxes that arise from repatriation under IRC Section 965(n).

We recorded deferred tax assets as a result of research and development credit studies of $4.4 million and $4.0 million during the years ended December 31, 2017 and 2016, respectively.
At December 31, 2017, we had approximately $135.0 million of net operating loss carryforwards for federal income tax reporting purposes available to offset future taxable income.  Prior to January 1, 2016, the tax benefit of net operating loss carryforwards attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, were credited to paid-in-capital and deferred tax asset only to the extent realized through a reduction of income taxes payable.  As a result, prior to January 1, 2016, the excess tax benefits associated with stock-based compensation were included in net operating loss carryforwards but not reflected in deferred tax assets.  Upon adoption of ASU 2016-09, the excess tax benefits associated with stock based compensation were reflected in deferred tax assets. These excess tax benefits combined with the associated financial statement expense (previously included in the stock-based compensation line of this footnote) are currently reflected in the net operating loss line. During 2015, we realized a tax benefit of $42.0 million comprised of a $31.9 million and a $10.1 million credit to paid-in-capital and deferred tax asset, respectively.  The carryforwards expire from 2018 through 2034 and from 2017 through 2034, for Federal and state income tax reporting purposes, respectively.
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard amended the accounting for share-based payments to employees effective for annual periods beginning after December 15, 2016, with early adoption permitted. The standard required transition for specific objectives of the standard. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. We elected to early adopt ASU 2016-09 in the third quarter of fiscal year 2016 which required us to reflect any adjustments as of January 1, 2016. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal year 2016. ASU 2016-09 requires entities to recognize all income tax effects of stock-based compensation in the income statement when the restricted stock units and awards vest and when the stock options are exercised. Prior to the adoption of ASU 2016-09, companies could not recognize excess tax benefits (the amount by which the tax deduction exceeds the financial statement expense previously recorded) when a restricted stock unit or award vested or an option was exercised if the related tax deduction increased a net operating loss carryforward rather than a reduction in income taxes payable. Consequently, the excess tax benefits were credited to paid-in-capital and a deferred tax asset only to the extent realized through a reduction of income taxes payable when realized, which resulted in the excess tax benefits being included in Ultimate’s net operating loss carryforwards, while being excluded from deferred tax assets on the consolidated balance sheet. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Adoption of the new standard resulted in a $39.7 million cumulative-effect adjustment as of January 1, 2016 to record a deferred tax asset with the offset to retained earnings in the consolidated balance sheet representing the amount of our net operating loss carryforward attributable to excess tax benefits. We recognized $23.7 million of excess tax benefits in our provision for income taxes for the twelve months ended December 31, 2016.
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
ASC 740, “Income Taxes,” ("ASC 740") requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  During 2013, the Internal Revenue Service completed their examination of our U.S. Federal income tax return for the year ended December 31, 2010, which resulted in the recognition of previously unrecognized tax benefits of approximately $1.9 million, which decreased our provision for income taxes and our effective tax rate. As of December 31, 2017, we had $5.0 million of gross unrecognized tax benefits resulting from a research and development credit attributable to the 1998-2014 years as a result of the completion of the research and development activities study that if recognized would affect the annual effective tax rate. During 2015 we increased the unrecognized tax benefits by $0.1 million related to the completion of the research credit study for 2014 and increased the unrecognized tax benefits by $0.9 million related to the research credit study estimate for 2015, totaling $6.0 million at December 31, 2015. During 2016, we increased the unrecognized tax benefits by $0.2 million related to the completion of the research credit study for 2015 and increased the unrecognized tax benefits by $1.1 million related to the research credit study estimate for 2016, totaling $7.2 million at December 31, 2016. During 2017, we increased the unrecognized tax benefits by $0.2 million related to the completion of the research credit study for 2016 and increased the unrecognized tax benefits by $1.5 million related to the research credit study estimate for 2017, totaling $8.9 million at December 31, 2017. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.
Tax years 1998 to 2017 remain subject to future examination by the tax jurisdictions in which we are subject to tax.
We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.  Due to our net operating loss carryover position, we did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2017 and 2016, we did not have any interest and penalties accrued related to unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	As of December 31,
	2017	2016	2015
Balance at January 1,	$7,241	$5,957	$4,950
Tax positions taken in prior period
Gross increases	187	205	133
Gross decreases	—	—	—
Tax positions taken in current period
Gross increases	1,474	1,079	874
Settlements	—	—	—
Statute expiration	—	—	—
Balance at December 31,	$8,902	$7,241	$5,957
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
As of December 31, 2017, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 819,893 shares.
Stock-Based Compensation
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Cost of recurring revenues	$11,931	$8,613	$6,303
Cost of services revenues	7,909	6,198	5,017
Sales and marketing	75,428	59,187	41,059
Research and development	12,026	8,238	6,180
General and administrative	39,133	31,641	23,857
Total stock-based compensation expense	$146,427	$113,877	$82,416
Stock-based compensation for the twelve months ended December 31, 2017 was $146.4 million, as compared with stock-based compensation of $113.9 million and $82.4 million for the twelve months ended December 31, 2016 and 2015, respectively. The increases of $32.6 million and $67.7 million in stock-based compensation over 2016 and 2015, respectively, included increases of $21.4 million and $19.7 million, respectively, associated with modifications made to our change in control plans ("CIC Plans") for certain senior officers in March 2015 and February 2016 which significantly reduced the potential payments that could be made under such plans. As previously disclosed, these changes were made to better align management's incentives with long-term value creation for our shareholders. As part of the modifications in connection with unwinding the change in control plans, time-based restricted stock awards (vesting over three years) were granted to certain senior officers in March 2015, February 2016 and February 2017.
During the years ended December 31, 2017 and 2016, our non-cash stock-based compensation expense increased $32.6 million and $31.5 million, respectively, primarily as the result of certain restricted stock awards granted in connection with changes we made with respect to our CIC Plans for certain senior officers. As part of an on-going comprehensive review of our senior officers’ compensation arrangements, our Board of Directors and our Compensation Committee took actions to modify, and eventually terminate, the CIC Plans primarily to better align management's incentives with long-term value creation for our shareholders, by significantly amending the CIC Plan I (in March 2015 and February 2016), and terminating the CIC Plan I (in February 2017), which covered Mr. Scott Scherr, our Chairman of the Board, President and Chief Executive Officer, Mr. Marc D. Scherr, our Vice Chairman of the Board and Chief Operating Officer, and Mr. Mitchell K. Dauerman, our Executive Vice President, Chief Financial Officer and Treasurer, and terminating our CIC Plan II (in March 2015), which covered eight other senior officers of the Company (collectively, the "CIC Plan Revisions"). The CIC Plans were designed to provide cash payments to senior officers covered by the respective plans upon a “change in control” of Ultimate Software. The CIC Plans were originally established in 2004 in lieu of granting time-based equity awards, and they were amended in 2007 to increase the size of the control awards, again in lieu of granting time-based equity awards. Under the terms of each of the CIC Plans, we were required to provide each covered senior officer with “comparable value” with respect to the reduction or termination of his or her change in control award. The comparable value given to each such senior officer was in the form of time-based restricted stock awards (vesting over three years). These restricted stock awards granted in March 2015, February 2016, and February 2017 in connection with the CIC Plan Revisions, accounted for $22.2 million of the $32.6 million increase in our non-cash stock-based compensation expense for the year ended December 31, 2017 and $19.7 million of the $31.5 million increase in our non-cash stock-based compensation expense for the year ended December 31, 2016. The remaining increases were due to the effects of new grants in each year and the impact of changes in our stock price ("General Operations").
The following table sets forth the stock-based compensation expense associated with modifications made to the Company's change in control plans as discussed above (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Stock-based compensation expense:
Stock-based compensation expense related to General Operations	$81,468	$71,119	$59,390
Stock-based compensation expense related to CIC modifications	64,959	42,758	23,026
Total non-cash stock-based compensation expense	$146,427	$113,877	$82,416
Included in computer equipment in property and equipment, net in our consolidated balance sheet and excluded from purchases of property and equipment in the consolidated statements of cash flow at December 31, 2017, 2016 and 2015 was $4.0 million, $3.9 million and $3.0 million, respectively, in non-cash stock-based compensation expense related to capitalized software which was developed for internal use during the fiscal years then ended. These amounts would have otherwise been charged to research and development expense for the years ended December 31, 2017, 2016 and 2015.
Net cash proceeds from the exercise of Options were $6.6 million, $4.7 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Fair Value
The fair value of restricted stock awards and restricted stock units is equal to the closing price of our Common Stock on NASDAQ on the date of grant.
We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rates for the years ended December 31, 2017, 2016 and 2015 were based on historical data.
Options
There were no Options granted during the years ended December 31, 2017, 2016 and 2015. Options granted to officers and employees under the Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date.  Options granted to non-employee directors under the Plan generally have a 10-year term and vest and become exercisable immediately on the grant date.
Restricted Stock Awards
Under the provisions of the Plan, Ultimate may, at the discretion of the Compensation Committee or the Board, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  During the years ended December 31, 2017, 2016 and 2015, we granted Restricted Stock Awards for 353,857, 453,023 and 579,320 shares, respectively, of Common Stock to officers and employees and we granted Restricted Stock Awards for 11,730, 9,815 and 9,910 shares, respectively, of Common Stock to non-employee directors.  Compensation expense for Restricted Stock Awards is measured based on the closing market price of our Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period.  Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto during the vesting period. Each Restricted Stock Award granted to officers and employees vest in three equal annual installments of 33-1/3% of the number of Restricted Stock Unit Awards on the anniversary of the date of grant thereof, subject to the grantee’s continued employment with Ultimate or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause.  Each Restricted Stock Award granted to non-employee directors becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued board services on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause or, in the case of a non-employee director, at cessation of his board services at the end of his term.  Included in our consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 was $98.1 million, $79.0 million and $56.3 million, respectively, of non-cash stock-based compensation expense (which includes amounts capitalized associated with an internal-use development project) for Restricted Stock Awards.
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
There were 348,979, 363,458 and 241,235 Restricted Stock Unit Awards granted to employees during the years ended December 31, 2017, 2016 and 2015, respectively. Non-cash stock-based compensation expense for Restricted Stock Unit Awards is measured based on the fair market value of our Common Stock on the date of grant and recognized on a straight-line basis over the vesting period.  Included in Ultimate’s consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 was $52.1 million, $38.8 million and $29.2 million, respectively, of non-cash stock-based compensation expense (which includes amounts capitalized associated with an internal-use development project) for Restricted Stock Unit Awards.
Option, Restricted Stock and Restricted Stock Unit Activity
The following table summarizes Option activity for the years ended December 31, 2015, 2016 and 2017, as follows (in thousands, except per share amounts and years):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	722	$26.68	2.6	$86,758
Granted	—	—
Exercised	(189)	24.85
Forfeited or expired	(1)	14.36
Outstanding and exercisable at December 31, 2015	532	$27.36	1.8	$89,373
Outstanding at December 31, 2015	532	$27.36
Granted	—	—
Exercised	(188)	24.79
Forfeited or expired	—	—
Outstanding and exercisable at December 31, 2016	344	$28.76	1.1	$52,797
Outstanding at December 31, 2016	344	$28.76
Granted	—	—
Exercised	(230)	28.53
Forfeited or expired	—	—
Outstanding and exercisable at December 31, 2017	114	$29.24	0.4	$21,476
The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of our Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the Option holders had all Option holders exercised their Options on December 31, 2017.  The amount of the aggregate intrinsic value changes, based on the fair value of our Common Stock.  Total intrinsic value of Options exercised during the years ended December 31, 2017, 2016 and 2015 was $40.6 million, $32.0 million and $28.7 million, respectively.  There were no Options vested during the years ended December 31, 2017, 2016 and 2015. All options granted under the Plan and the Prior Plan are fully vested as of December 31, 2017.

The following table summarizes Restricted Stock and Restricted Stock Unit Award activity for the years ended December 31, 2015, 2016 and 2017, as follows (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1,060	$112.77	444	$124.07
Granted	589	169.52	241	169.89
Vested	—	—	—	—
Released	(283)	86.91	(233)	109.79
Forfeited or expired	—	—	(17)	147.24
Outstanding at December 31, 2015	1,366	$142.61	435	$156.18
Granted	463	168.94	363	173.28
Vested	—	—	—	—
Released	(668)	122.37	(214)	145.47
Forfeited or expired	—	—	(22)	170.36
Outstanding at December 31, 2016	1,161	$164.77	562	$170.73
Granted	366	195.85	349	196.54
Vested	—	—	—	—
Released	(645)	161.64	(252)	197.05
Forfeited or expired	—	—	(29)	180.27
Outstanding at December 31, 2017	882	$179.95	630	$170.73
As of December 31, 2017, $93.6 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 1.40 years.  As of December 31, 2017, $75.9 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards is expected to be recognized over a weighted average period of 1.67 years.
The following table summarizes information with respect to Options outstanding and Options exercisable under the Plan at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number	Weighted Average Exercise Price
$14.72—$14.72	11,601	0.82	$14.72	11,601	$14.72
$28.41—$28.41	38,888	0.10	28.41	38,888	28.41
$32.39—$32.39	50,995	0.57	32.39	50,995	32.39
$32.54—$32.54	12,150	0.32	32.54	12,150	32.54
$14.72—$32.54	113,634	0.41	$29.24	113,634	$29.24
Board Compensation
Each non-employee director of Ultimate receives compensation for serving on the Board, payable exclusively in the form of Restricted Stock Awards granted under the Plan.
Under the Plan, (i) each non-employee director was granted a restricted stock award of 400 shares of Common Stock for each regular meeting of the Board attended during each quarter of 2015, 2016 and 2017 and (ii) each of the Chairmen of the Audit Committee, Compensation Committee and Nominating Committee was granted a restricted stock award of 50 shares of Common Stock for attendance at each regular meeting of the Committee during each quarter of 2015, 2016 and 2017 that he chaired.

In addition, in 2017, 2016 and 2015 each non-employee director was granted, for each fiscal quarter during which he served, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Board for each such quarter, rounded down to the closest full number of shares.  Under the arrangement as amended, the date of grant shall not be a date prior to the date of the Board’s determination of the same and such restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service or the end of his term or the occurrence of a change of control of Ultimate.
The following table summarizes information about Restricted Stock Awards granted by us to non-employee directors in exchange for director related services rendered for 2017, 2016 and 2015:

Year	Market Value of Restricted Stock Awards Granted	Number of Restricted Stock Awards Granted
2015	$160.92	2,535
	163.99	2,480
	183.19	2,440
	203.94	2,455
2016	$156.12	2,550
	191.67	2,425
	210.29	2,445
	210.59	2,395
2017	$195.61	2,465
	196.24	2,415
	201.88	2,455
	209.79	2,395
	214.78	2,000
The non-cash compensation expense, recognized in the consolidated statements of income related to the Restricted Stock Awards granted to non-employee directors, including the chairmen of the Audit, Compensation and Nominating Committees, determined pursuant to the application of ASC 718 for the years ended December 31, 2017, 2016 and 2015, was $3,039,000, $1,839,000 and $1,757,000, respectively, and is included in general and administrative expenses in the consolidated statements of income.
Common Stock
The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.

16.    Commitments and Contingencies
Operating Leases
We lease corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. Total rent expense under these agreements was $19.0 million, $16.7 million and $13.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum annual rental commitments related to these leases are as follows as of December 31, 2017 (in thousands):

Year	Amount
2018	$16,151
2019	14,980
2020	13,803
2021	11,734
2022	6,133
Thereafter	842
$63,643
Litigation
From time-to-time, Ultimate is involved in litigation relating to claims arising out of its operations in the normal course of business. We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our operating results or financial condition.
17. Immaterial Correction of Prior Period Financial Statements

In connection with the preparation of the consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets for the year ended December 31, 2017, we revalued our net deferred tax assets to implement the Tax Act. During the revaluation, immaterial errors were discovered in prior periods in the reporting of the GAAP income tax expense associated with the stock-based compensation for certain of our executive officers. While we have concluded that the impact of these errors on our previously-issued consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets was not material, we have revised our previously-reported consolidated statements of income, consolidated statements of comprehensive income for the years end December 31, 2016 and 2015 and consolidated balance sheets as of December 31, 2016. The impact of the revision for the period January 1, 2017 through September 30, 2017, was a $0.9 million increase in GAAP income tax expense and corresponding decrease in net income and is reflected in our consolidated statements of income for the year ended December 31, 2017. The revisions to our consolidated statements of income, consolidated statements of comprehensive income for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share amounts):

	For the Year Ended		For the Year Ended
	December 31, 2016		December 31, 2015
	As Reported	As Revised	As Reported	As Revised
Income before income taxes	$41,418	$41,418	$43,083	$43,083
Provision for income taxes	(11,165)	(12,178)	(20,384)	(28,825)
Net income	$30,253	$29,240	$22,699	$14,258

Net income per share:
Basic	$1.04	$1.01	$0.79	$0.50
Diluted	$0.99	$0.96	$0.76	$0.48

Weighted average shares outstanding:
Basic	28,976	28,976	28,634	28,634
Diluted	30,414	30,414	29,721	29,721

Net income	$30,253	$29,240	$22,699	$14,258
Other comprehensive income :
Unrealized loss on investments in marketable available for sale securities	(61)	(61)	(56)	(56)
Unrealized gain (loss) on foreign currency translation adjustments	843	843	(4,195)	(4,195)
Other comprehensive income (loss), before tax	782	782	(4,251)	(4,251)
Income tax benefit related to items of other comprehensive income	24	24	12	12
Other comprehensive income (loss), net of tax	806	806	(4,239)	(4,239)
Comprehensive income	$31,059	$30,046	$18,460	$10,019

The revisions to our consolidated balance sheets as of December 31, 2016 was as follows (in thousands):

	As of December 31, 2016
	As Reported	As Revised
Deferred tax assets, net	$78,115	$60,222
Total assets	1,152,581	1,134,688

Accumulated earnings	129,626	111,733
Total stockholders equity	432,108	414,215
Total liabilities and stockholders equity	$1,152,581	$1,134,688

The revisions had no impact on cash flows from operating, investing, or financing activities on the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015. The revisions to the consolidated statements of shareholders' equity include the changes to net income and comprehensive income, as noted above, and a $17.9 million decrease to retained earnings at the beginning of fiscal 2016.

18.    Related Party Transactions
On May 15, 2017, Ultimate’s shareholders elected Jason Dorsey as a non-employee member of Ultimate’s Board of Directors. During February 2016, The Center for Generational Kinetics, LLC ("TCGK"), entered into an agreement with Ultimate. TCGK is a leading Millennials and Generation Z research, speaking, and strategy firm in the U.S. Mr. Dorsey is Co-founder of TCGK. The agreement was to create a diagnostic tool and to create revenue opportunities for Ultimate through lead generation, marketing differentiation, media appearances, executive speaking opportunities and innovation based on research.

For the years ending December 31, 2017 and 2016, Ultimate paid approximately $71,500 and $135,500, respectively, to TCGK for these services.
19.    Employee Benefit Plan
Ultimate provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the 401(k) Plan, which are made at the sole discretion of Ultimate, were $13.1 million, $10.5 million and $7.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of December 31, 2017. Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on Ultimate’s internal control over financial reporting as of December 31, 2017, which is included below on this Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, our management identified a deficiency in the design and operation of a control over the reassessment of accounting policies on an annual basis for recording deferred tax assets associated with the stock-based compensation expense for our named executive officers and related deferred income tax expense. The control deficiency resulted in an immaterial correction of our previously issued interim and annual financial statements. Therefore, we retrospectively revised our financial statements to reflect this immaterial correction for these applicable prior periods during the quarter ended December 31, 2017 as disclosed in Note 17 of our Notes to Consolidated Financial Statements. Management has concluded the deficiency constituted a material weakness in internal control over financial reporting during the applicable prior periods. We evaluated the controls over the valuation of deferred tax assets associated with the stock-based compensation expense for our named executive officers and designed a remediation plan to implement controls over the reassessment of the underlying accounting policy and review the resulting computations. During the quarter ended December 31, 2017, management implemented the remediation plan, tested the review controls and concluded the deficiency has been remediated.

Except for the changes due to the remediation of the control deficiency discussed above, our management, including the CEO and CFO, concluded that no significant changes in Ultimate's internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15-d-15(f) occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Ultimate Software Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The Ultimate Software Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Fort Lauderdale, FL
February 26, 2018
Certified Public Accountants

Item 9B.  Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers (Messrs. Scott Scherr, Marc D. Scherr, Mitchell K. Dauerman, Adam Rogers, Greg Swick, Robert Manne and Chris Phenicie), directors and other key employees of Ultimate, and their ages as of February 18, 2018, are as follows:

Name	Age	Position(s)
Scott Scherr	65	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	60	Vice Chairman of the Board and Chief Operating Officer
Mitchell K. Dauerman	60	Executive Vice President, Chief Financial Officer and Treasurer
Adam Rogers	43	Senior Vice President, Chief Technology Officer
Greg Swick	54	Senior Vice President, Chief Enterprise Sales Officer
Robert Manne	64	Senior Vice President, General Counsel
Chris Phenicie	46	Senior Vice President, Chief Mid-Market Sales Officer
James A. FitzPatrick, Jr.	68	Director
Jonathan D. Mariner	62	Director
Rick A. Wilber	71	Director
Alois T. Leiter	52	Director
Jason Dorsey	39	Director
Julie Dodd	48	Senior Vice President, Chief Services Officer
Bill Hicks	52	Senior Vice President, Chief Relationship Officer
Jody Kaminsky	43	Senior Vice President, Marketing
Vivian Maza	56	Senior Vice President, Chief People Officer and Secretary
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
James A. FitzPatrick, Jr. has served as a director of Ultimate since July 2000 and as Chairman of the Compensation Committee of the Board since May 2017. Mr. FitzPatrick is a member of the Audit Committee of the Board since May 2017 and a member of the Nominating Committee. Mr. FitzPatrick was the Chairman of the Nominating Committee of the Board from 2013 until May 2017. Mr. FitzPatrick is, and since January 2018, has been, senior counsel in the law firm Hogan Lovells US LLP. From June 2012 until January 2018, Mr. FitzPatrick was a partner in Hogan Lovells US LLP. Mr. FitzPatrick was a partner in the law firm Dewey & LeBoeuf LLP and its predecessor firms from January 1983 until May 2012 and was an associate from September 1974 until January 1983.
Jonathan D. Mariner began serving as a director of Ultimate in May 2017 and is Chairman of the Audit Committee and a member of the Compensation and Nominating Committees. Mr. Mariner is a private investor and entrepreneur, having recently retired from 23 years working in professional sports, including retiring in May 2016 after serving as Chief Investment Officer for 18 months, and having served over 12.5 years as Executive Vice President and Chief Financial Officer, of Major League Baseball. He previously served as Executive Vice President and Chief Financial Officer for the Florida Marlins Baseball Club; and as Vice President and Chief Financial Officer for the Florida Panthers Hockey Club during their initial start-up and 1993-94 inaugural seasons. He brings both knowledge and experience from serving on a number of corporate boards and audit committees of boards. His leadership skills and principles as demonstrated over his career is an asset to our Board. Mr. Mariner currently serves on several corporate boards: McGraw Hill Education; The Investor’s Exchange (IEX), the new, SEC-approved public stock exchange; and FM Global Insurance Company. He also currently serves on the University of Virginia’s Darden Graduate Business School’s Board of Trustees; Little League Baseball’s board of directors; and the Knight Commission on Intercollegiate Sports. Mr. Mariner has a B.S. degree in Accounting from the University of Virginia; an MBA degree from Harvard Business School; and is a former Certified Public Accountant (CPA). Mr. Mariner served as a director of PHH Corporation, a mortgage services solution company, from February 2005 to December 2010, BankAtlantic Corporation, a banking services provider, from April 2000 to April 2006 and Steiner Leisure Limited, an innovative spa company, from February 1997 to April 2006 where he also served on their compensation committee.
Rick A. Wilber has served as a director of Ultimate since October 2002 and is Chairman of the Nominating Committee since May 2017. Mr. Wilber is a member of the Audit Committee and a member of the Compensation Committee of the Board. Mr. Wilber formerly served on Ultimate’s Board of Directors from October 1997 through May 2000. Mr. Wilber served as the President of Lynn’s Hallmark Cards, which owned and operated a number of Hallmark Card stores, from 1995 until 2013, at which time Mr. Wilber retired.  Mr. Wilber has served as a director of Synergy Resource Corporation, an oil and gas exploration company, since October 2008.  Mr. Wilber was a co-founder of Champs Sports Shops and served as its President from 1974 to 1984. He served on the Board of Royce Laboratories, a pharmaceutical concern, from 1990 until April 1997, when Royce Laboratories was sold to Watson Pharmaceuticals, Inc., a pharmaceutical concern.
Al Leiter has served as director of Ultimate since October 2006 and is a member of the Compensation Committee, the Audit Committee and the Nominating Committee of the Board.  Mr. Leiter was a three-time Major League Baseball World Champion and two-time All-Star pitcher formerly with the New York Yankees, New York Mets, Toronto Blue Jays, and Florida

Marlins, and has been an official spokesperson for Ultimate since 2002.  Mr. Leiter has served as a television commentator for the Yankees Entertainment and Sports Network since 2006 and as an analyst with MLB Network since January 2009.  Mr. Leiter is president and founder of Leiter’s Landing, a charitable organization formed in 1996.  Mr. Leiter has served on the Executive Committee of New York City’s official tourism marketing organization, NYC & Company, since 2000 and is on the Board of Directors of America’s Camp, a legacy organization of the Twin Towers Fund, on which he also served as a board member.
Jason Dorsey began serving as a director of Ultimate in May 2017. Mr. Dorsey is President and Co-founder of The Center for Generational Kinetics ("TCGK"). Mr. Dorsey has been the co-owner of TCGK for seven years where he oversees research, strategy, and consulting. TCGK is a leading Millennials and Generation Z research, speaking, and strategy firm in the U.S. TCGK clients span numerous industries including automotive, financial services, retail, restaurants, technology, and manufacturing. TCGK's expert team works with over 150 clients each year including numerous Fortune 500 companies. Mr. Dorsey is considered a leading expert and strategist on Millennials and Generation Z in the workforce and as customers. Mr. Dorsey brings experience working with over 50 clients each year including numerous Fortune 500 companies in various industries. As the leading expert and strategist on Millennials and Generation Z in the workforce, he will bring expert knowledge to our Board to assist management with our continued growth strategy in today's workforce environment.
Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal.  Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting of Stockholders in 2018. Messrs. Scott Scherr and Al Leiter serve on the Board in the class whose term expires at the Annual Meeting of Stockholders in 2019. Messrs. Jonathan D. Mariner and Jason Dorsey serve on the Board in the class whose term expires at the Annual Meeting of Stockholders in 2020.
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
Code of Ethics
Ultimate has adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act.  Ultimate’s Code of Ethics applies to its principal executive officer, principal financial officer and principal accounting officer.  A copy of Ultimate’s Code of Ethics is posted on Ultimate’s website at www.ultimatesoftware.com.  In the event that Ultimate makes any amendments to, or grants any waiver from, a provision of the Code of Ethics that requires disclosure under Item 5.05 of Current Report on Form 8-K, Ultimate will post such information on its website.

Corporate Governance
In 2013 the Board formed a Nominating Committee.   The primary function of the Nominating Committee is to recommend director-nominees to be considered for election or appointment by the Board. Ultimate has established a Nominating Committee Charter that sets forth the Nominating Committee’s principal duties and responsibilities. This charter is available on our website.
When considering potential director candidates, the Board considers, and the Nominating Committee will consider, the candidate’s independence (as mandated by the NASDAQ rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of Ultimate and the Board.  Other information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting of Stockholders in 2018 under the heading “Corporate Governance, Board Meetings and Committees of the Board.”  In 2017, Ultimate did not pay any fees to a third party to assist in identifying or evaluating potential nominees.
The Nominating Committee and the Board will consider director candidates recommended by Ultimate’s stockholders in a similar manner as those recommended by members of management or other directors.
Other Information
The information required by this item is incorporated herein by reference to the information set forth in Ultimate’s Proxy Statement for the Annual Meeting of Stockholders in 2018 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance, Board Meetings and Committees of the Board-Audit Committee.”
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings “Executive Compensation Policy,” “Director Compensation” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the heading “Security Ownership of Certain Beneficial Owners and Management.”
Equity Compensation Plan Information.
The following table summarizes information related to Ultimate’s equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column ( a ))
Equity compensation plans approved by security holders	113,634	$29.22	819,893
Equity compensation plans not approved by security holders	—	—	—
Total	113,634	$29.22	819,893
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance, Board Meetings and Committees of the Board.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the information in Ultimate’s Proxy Statement for the 2018 Annual Meeting of Stockholders under the heading “KPMG LLP Fees.”

PART IV

Item 15. Exhibits

(a)	Documents filed as part of this Form 10-K:

1.
The following consolidated financial statements of Ultimate, together with the report thereon, of KPMG LLP, our Independent Registered Public Accounting Firm, are included in Part II, Item 8, of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
3. Exhibits

Number	Description

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A (File 333-47881), filed May 29, 1998 (the "Registration Statement"))

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

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

Date:  February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr	President, Chief Executive Officer and Chairman of the Board	February 26, 2018
Scott Scherr

/s/ Mitchell K. Dauerman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2018
Mitchell K. Dauerman

/s/ Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	February 26, 2018
Marc D. Scherr

/s/ James A. FitzPatrick, Jr.	Director	February 26, 2018
James A. FitzPatrick, Jr.

/s/ Jonathan D.Mariner	Director	February 26, 2018
Jonathan D. Mariner

/s/ Rick Wilber	Director	February 26, 2018
Rick Wilber

/s/ Alois T. Leiter	Director	February 26, 2018
Alois T. Leiter

/s/ Jason Dorsey	Director	February 26, 2018
Jason Dorsey