Form 10-Q
period 2018-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2018-05-09
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2018, there were 30,614,017 shares of the Registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of March 31, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$143,639	$155,685
Investments in marketable securities	4,257	9,434
Accounts receivable, net of allowance for doubtful accounts of $1,100 for 2018 and $900 for 2017	192,477	190,989
Deferred contract costs, prepaid expenses and other current assets	64,290	71,602
Total current assets before funds held for customers	404,663	427,710
Funds held for customers	1,210,419	563,062
Total current assets	1,615,082	990,772
Property and equipment, net	259,782	243,664
Goodwill	35,613	35,808
Intangible assets, net	20,034	20,862
Deferred contract costs and other assets, net	104,582	53,409
Deferred tax assets, net	22,429	32,696
Total assets	$2,057,522	$1,377,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,003	$16,099
Accrued expenses and other liabilities	65,280	60,394
Deferred revenue	200,576	197,088
Capital lease obligations	5,307	5,474
Total current liabilities before customer funds obligations	287,166	279,055
Customer funds obligations	1,212,055	564,031
Total current liabilities	1,499,221	843,086
Deferred revenue	1,650	1,773
Deferred rent	9,162	5,349
Capital lease obligations	3,981	4,477
Other long-term liabilities	2,500	4,250
Deferred income tax liability	361	251
Total liabilities	1,516,875	859,186
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 35,259,958 and 34,787,986 shares issued as of March 31, 2018 and December 31, 2017, respectively	353	348
Additional paid-in capital	595,426	609,160
Accumulated other comprehensive loss	(6,613)	(5,912)
Accumulated earnings	162,840	125,788
	752,006	729,384
Treasury stock, 4,657,995 shares, at cost, for 2018 and 2017	(211,359)	(211,359)
Total stockholders’ equity	540,647	518,025
Total liabilities and stockholders’ equity	$2,057,522	$1,377,211

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Recurring	$236,587	$189,981
Services	40,168	38,510
Total revenues	276,755	228,491
Cost of revenues:
Recurring	62,865	50,069
Services	41,908	39,631
Total cost of revenues	104,773	89,700
Gross profit	171,982	138,791
Operating expenses:
Sales and marketing	71,197	69,360
Research and development	46,974	36,158
General and administrative	31,722	30,204
Total operating expenses	149,893	135,722
Operating income	22,089	3,069
Other income (expense):
Interest and other expense	(197)	(280)
Other income, net	385	226
Total other income (expense), net	188	(54)
Income before income taxes	22,277	3,015
(Provision) benefit for income taxes	(1,283)	4,225
Net income	$20,994	$7,240
Net income per share:
Basic	$0.69	$0.25
Diluted	$0.67	$0.24
Weighted average shares outstanding:
Basic	30,404	29,538
Diluted	31,105	30,497

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income	$20,994	$7,240
Other comprehensive (loss) income:
Unrealized loss on investments in marketable available-for-sale securities	(322)	(230)
Unrealized (loss) gain on foreign currency translation adjustments	(461)	162
Other comprehensive loss, before tax	(783)	(68)
Income tax benefit related to items of other comprehensive income	90	92
Other comprehensive (loss) income, net of tax	$(693)	$24
Comprehensive income	$20,301	$7,264

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$20,994	$7,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,358	8,171
Provision for doubtful accounts	2,815	2,293
Non-cash stock-based compensation expense	33,197	33,866
Income taxes	821	(4,536)
Net amortization of premiums and accretion of discounts on available-for-sale securities	(114)	118
Changes in operating assets and liabilities:
Accounts receivable	(4,302)	(1,460)
Deferred contract costs, prepaid expenses and other current assets	(15,006)	(4,875)
Deferred contract costs and other assets	(3,914)	(1,766)
Accounts payable	(96)	5,427
Accrued expenses, other liabilities and deferred rent	11,369	(46)
Deferred revenue	1,455	1,893
Net cash provided by operating activities	56,577	46,325
Cash flows from investing activities:
Purchases of property and equipment	(22,871)	(22,759)
Purchases of marketable securities	(114,732)	(92,646)
Proceeds from sales and maturities of marketable securities	44,985	42,554
Net change in money market securities and other cash equivalents held to satisfy customer funds obligations	(572,640)	(399,403)
Net cash used in investing activities	(665,258)	(472,254)
Cash flows from financing activities:
Net proceeds from issuances of Common Stock	2,506	1,572
Shares acquired to settle employee tax withholding liabilities	(50,338)	(33,595)
Principal payments on capital lease obligations	(1,576)	(1,535)
Payments of other long-term liabilities	(1,750)	—
Net change in customer funds obligations	648,025	459,392
Net cash provided by financing activities	596,867	425,834
Effect of exchange rate changes on cash	(232)	87
Net decrease in cash and cash equivalents	(12,046)	(8)
Cash and cash equivalents, beginning of period	155,685	73,773
Cash and cash equivalents, end of period	$143,639	$73,765

Supplemental disclosure of cash flow information:
Cash paid for interest	$126	$105
Cash paid for taxes	$1,718	$383

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$913	$1,078
Stock based compensation for capitalized software	$1,034	$1,021
Software agreement	$—	$6,500
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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

2.	Basis of Presentation, Consolidation and the Use of Estimates
The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 26, 2018 (the “Form 10-K”).
The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2018 are not necessarily indicative of operating results for the full fiscal year or for any future periods.
The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

3.	Accounting Standards and Significant Accounting Policies
Recently Adopted Accounting Standards
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”). Topic 606 supersedes the revenue requirements in ASU Topic 605, Revenue Recognition ("Topic 605") and requires the recognition of revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services and includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Collectively, we refer to Topic 606 and Subtopic 340-40 as the "new standard."

Effective January 1, 2018, we adopted the requirements of the new standard, utilizing the modified retrospective method of transition with the new standard applied to all customer contracts that were not completed on the effective date of the new standard. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, as detailed below.

The impact of adopting the new standard on our revenues resulted in an immaterial increase to deferred revenue and had a material impact on our unaudited condensed consolidated balance sheet, as a result of the amortization period over which deferred contract costs to obtain related subscription contracts are recognized. Under Topic 605, we deferred incremental commission costs to obtain a contract and amortized those costs over the initial term of the related subscription contract, which is generally 2-3 years. During our assessment of the new standard, we did not identify any incremental contract costs from what was capitalized under Topic 605. We analyzed our customer contract term periods and our customer life, taking into consideration technological changes for our UltiPro product offering, and based on our assessment of the new standard, we amortize the deferred contract costs over 7 years on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates.

The cumulative effect of the changes made to our January 1, 2018 balance sheet for the adoption of the new standard were as follows (in thousands):

	Balance as of December 31, 2017	Adjustments Due to Adoption of Topic 606	Balance as of January 1, 2018
Assets
Deferred contract costs, prepaid expenses and other current assets	$71,602	$(22,318)	$49,284
Total current assets	990,772	(22,318)	968,454
Deferred contract costs and other assets, net	53,409	47,259	100,668
Deferred tax assets, net	32,696	(6,803)	25,893
Total assets	$1,377,211	$18,138	$1,395,349
Liabilities
Deferred revenue	$197,088	$1,909	$198,997
Total current liabilities	843,086	1,909	844,995
Deferred income tax liability	251	170	422
Total liabilities	859,186	2,079	861,265
Stockholders' Equity
Accumulated earnings	125,788	16,059	141,847
Total stockholders' equity	518,025	16,059	534,084
Total liabilities and stockholders' equity	$1,377,211	$18,138	$1,395,349

In accordance with the requirements of the new standard, the disclosure for the quantitative effect and the significant changes between the reported results under the new standard and those that would have been reported under legacy GAAP (i.e., Topic 605) on our unaudited consolidated condensed income statement and balance sheet was as follows (in thousands):

	For the Three Months Ended March 31, 2018
	As Reported - Topic 606	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Recurring revenues	$236,587	$237,030	$(443)

Operating Expenses
Sales and marketing	71,197	77,154	(5,957)

Net income	$20,994	$15,480	$(5,514)

	As of March 31, 2018
	As Reported - Topic 606	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Deferred contract costs, prepaid expenses and other current assets	$64,290	$76,219	$(11,929)
Deferred contract costs and other assets, net	104,582	51,692	52,890
Liabilities
Deferred revenue	200,576	198,107	2,469
Stockholders' Equity
Accumulated earnings	$162,840	$124,348	$(38,492)
Summary of Significant Accounting Policies
Except for the accounting policy for revenue recognition that was updated as a result of adopting Topic 606, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018, that have had a material impact on our unaudited condensed consolidated financial statements and related notes.
Revenue Recognition
Effective January 1, 2018, we recognize revenues in accordance with Topic 606. The core principle of Topic 606 is that revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. To achieve the core principle of Topic 606, we perform the following steps:
1)    Identify the contract(s) with a customer;
2)    Identify the performance obligations in the contract;
3)    Determine the transaction price;
4)    Allocate the transaction price to the performance obligations in the contract; and
5)    Recognize revenue when (or as) we satisfy a performance obligation.

The significant majority of our two major revenue sources - recurring and services is derived from contracts with customers. Recurring revenues are primarily related to our subscription-based SaaS performance obligations. Services revenues are primarily related to implementation services for our SaaS customers (including activation services as well as post-live work typically billed on a time and materials basis) and, to a much lesser extent, fees for other services, including the provision of payroll-related forms, sales of time clocks and the printing of W-2 and Affordable Care Act ("ACA") forms for certain customers, as well as certain client reimbursable out-of-pocket expenses. Fees charged to subscription-based SaaS performance obligations are each priced on a per-employee-per-month (“PEPM”) basis for a given calendar month based on usage and fees charged for implementation services and are typically priced on a fixed fee basis for activating the product offering. A majority of our SaaS subscription revenues are satisfied over time, because they are simultaneously received and consumed by the customer, with certain SaaS performance obligations satisfied at a point in time. Our activation services revenues are satisfied over time because they are simultaneously received and consumed by the customer.

Our SaaS performance obligations are each priced based on the number of active customer employees, as of the signing of the contract, at the contract PEPM rate over the initial contract term. Our activation services are based on a fixed fee charged to our customers. There is typically no variable consideration related to our SaaS performance obligations or our activation services, nor do they include a significant financing component, non-cash consideration, or consideration payable to a customer. Our SaaS performance obligations are typically billed quarterly in advance while our activation services are billed over the implementation period.
Our SaaS arrangements include multiple performance obligations and transaction price allocations are based on the stand-alone selling price ("SSP") for each performance obligation. There is an observable input for SSP for each of the SaaS performance obligations. Since activation services do not have directly observable pricing, the SSP is estimated using market conditions and observable inputs, which is calculated based on historical average discounts off our standard price list.
For our performance obligations, the consideration allocated to cloud subscription revenues is recognized as recurring revenues, typically using the output method, over the initial contract period, as those subscription-based services are consumed, typically commencing with the date the customer processes their first live payroll using UltiPro (referred to as going "Live"). The consideration allocated to activation services is recognized as services revenues based on the proportion performed, using reasonably dependable estimates (in relation to progression through activation phases), by product.
Recently Issued Accounting Standards
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
4.    Funds held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized. Realized gains and losses resulting from available-for-sale securities are included in other income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three months ended March 31, 2018 and March 31, 2017.
Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $982 thousand and $704 thousand of net unrealized loss on available-for-sale securities as of March 31, 2018 and December 31, 2017, respectively.
The amortized cost, net unrealized loss and fair value of our funds held for customers and corporate investments in marketable available-for-sale securities as of March 31, 2018 and December 31, 2017 are shown below (in thousands):

	As of March 31, 2018			As of December 31, 2017
	Amortized Cost	Net Unrealized Gain/(Loss)	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)/Gain	Fair Value (1)
Type of issue:
Funds held for customers – money market securities and other cash equivalents	$926,952	$—	$926,952	$354,312	$—	$354,312
Available-for-sale securities:
Corporate debentures – bonds	2,837	(4)	2,833	2,848	(4)	2,844
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	284,444	(977)	283,467	209,443	(693)	208,750
U.S. Treasury bills	1,425	(1)	1,424	5,876	(6)	5,870
Asset-Backed securities	—	—	—	721	(1)	720
Total corporate investments and funds held for customers	$1,215,658	$(982)	$1,214,676	$573,200	$(704)	$572,496
_________________
(1) Included within available-for-sale securities as of March 31, 2018 and December 31, 2017 are corporate investments with fair values of $4.3 million and $9.4 million, respectively. Included within available-for-sale securities as of March 31, 2018 and December 31, 2017 are funds held for customers with fair values of $283.5 million and $208.8 million, respectively. All available-for-sale securities were included in Level 2 of the fair value hierarchy.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2018 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(2)	$1,401	$(2)	$1,432	$(4)	$2,833
Commercial paper	—	—	—	—	—	—
U.S. Agency bonds	—	—	(977)	283,467	(977)	283,467
U.S. Treasury bills	—	—	(1)	1,424	(1)	1,424
Asset-Backed securities	—	—	—	—	—	—
Total	$(2)	$1,401	$(980)	$286,323	$(982)	$287,724
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
The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of March 31, 2018, are shown below (in thousands):

	Corporate Investments		Investments with Funds Held for Customers		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,261	$4,257	$223,941	$223,241	$228,202	$227,498
Due after one year	—	—	60,503	60,226	60,503	60,226
Total	$4,261	$4,257	$284,444	$283,467	$288,705	$287,724
The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of December 31, 2017, are shown below (in thousands):

	Corporate Investments		Investments with Funds Held for Customers		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,445	$9,434	$164,072	$163,641	$173,517	$173,075
Due after one year	—		45,371	45,109	45,371	45,109
Total	$9,445	$9,434	$209,443	$208,750	$218,888	$218,184
We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. We have had assets in the past, and may have assets in the future, classified within Level 1 of the fair value hierarchy. No assets or investments were classified within Level 1 of the fair value hierarchy as of March 31, 2018 or as of December 31, 2017. We did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2018 or the twelve months ended December 31, 2017. No assets or investments were classified as Level 3 as of March 31, 2018 or as of December 31, 2017.
The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills and asset-backed securities owned by Ultimate. Such instruments are generally classified within Level 2 of the fair value hierarchy. Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018				As of December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures – bonds	$2,833	$—	$2,833	$—	$2,844	$—	$2,844	$—
Commercial paper	—	—	—	—	—	—	—	—
U.S. Agency bonds	283,467	—	283,467	—	208,750	—	208,750	—
U.S. Treasury bills	1,424	—	1,424	—	5,870	—	5,870	—
Asset-Backed securities	—	—	—	—	720	—	720	—
Total	$287,724	$—	$287,724	$—	$218,184	$—	$218,184	$—

Assets measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of March 31, 2018 and the audited consolidated balance sheet as of December 31, 2017 as short-term and long-term investments in marketable securities. There were no financial liabilities accounted for at fair value as of March 31, 2018 and December 31, 2017.

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
Property and equipment as of March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Computer equipment	$188,575	$185,034
Internal-use software	193,694	178,093
Leasehold improvements	47,292	43,556
Other property and equipment	24,021	22,572
Property and equipment	453,582	429,255
Less: accumulated depreciation and amortization	193,800	185,591
Property and equipment, net	$259,782	$243,664
We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three months ended March 31, 2018, we capitalized $14.6 million of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There was $12.6 million of software development costs related to the Development Project which were capitalized in the three months ended March 31, 2017. For the three months ended March 31, 2018 and March 31, 2017, these capitalized costs were primarily direct labor costs. As a component of these direct labor costs we capitalized $1.0 million of stock-based compensation costs during the three months ended March 31, 2018. During the three months ended March 31, 2017, we capitalized $1.0 million of stock-based compensation costs. These capitalized costs are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheets and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended March 31, 2018 there was $1.8 million of amortization associated with certain product modules of the Development Project which were ready for their intended use. During the three months ended March 31, 2017 there was $1.0 million of amortization associated with certain product modules of the Development Project which were ready for their intended use. The amortization of capitalized software is included in cost of recurring revenues.

6.	Deferred Contract Costs, Prepaid Expenses and Other Current Assets
Deferred contract costs, prepaid expenses and other current assets as of March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Deferred contract costs	$28,899	$38,519
Prepaid expenses	25,367	20,088
Other current assets	10,024	12,995
Total deferred contract costs, prepaid expenses and other current assets	$64,290	$71,602

Deferred contract costs, which are primarily deferred sales commissions earned by our sales force and are considered incremental and recoverable costs of obtaining a contract with a customer, were $28.9 million as of March 31, 2018 and $38.5 million as of December 31, 2017. Amortization expense for the deferred contract costs was $5.4 million and $8.5 million for the three months ended March 31, 2018 and 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Included in deferred contract costs and other assets, net are deferred contract costs of $96.3 million as of March 31, 2018 and $45.5 million as of December 31, 2017. Deferred contract costs are primarily deferred sales commissions earned by our sales force and are considered incremental and recoverable costs of obtaining a contract with a customer. The amortization of these deferred contract costs are expected to start after one year.

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
The changes in the carrying value of goodwill since December 31, 2017 were as follows (in thousands):

Goodwill, December 31, 2017	$35,808
Translation adjustment for the three months ended March 31, 2018 (1)	(195)
Goodwill, March 31, 2018	$35,613
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
Intangible Assets
The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,300	$(4,943)	$(932)	$17,425	5.9
Customer relationships	4,700	(2,206)	—	2,494	4.4
Non-compete agreements	300	(300)	—	—	0.0
	$28,300	$(7,449)	$(932)	$19,919	5.7

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,300	$(4,355)	$(895)	$18,050	6.0
Customer relationships	4,700	(2,004)	—	2,696	4.5
Non-compete agreements	300	(300)	—	—	0.0
	$28,300	$(6,659)	$(895)	$20,746	5.9
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
Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Included in acquired intangible assets as of March 31, 2018 and December 31, 2017 were $0.1 million of assets with indefinite lives. Amortization expense for acquired intangible assets was $0.8 million for the three months ended March 31, 2018 and March 31, 2017.

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
The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Basic weighted average shares outstanding	30,404	29,538
Effect of dilutive equity instruments	701	959
Diluted weighted average shares outstanding	31,105	30,497

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	—	3

9.	Foreign Currency

The financial statements of Ultimate’s foreign subsidiaries, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”) and The Ultimate Software Group of Asia, PTE. LTD. ("Ultimate Asia"), have been translated into U.S. dollars. The functional currency of Ultimate Canada is the Canadian dollar. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three months ended March 31, 2018 and March 31, 2017.
For the three months ended March 31, 2018, Ultimate had an unrealized translation loss of $0.5 million. For the three months ended March 31, 2017, Ultimate had an unrealized translation gain of $0.2 million. Included in accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated balance sheets, are cumulative unrealized translation losses of $5.9 million as of March 31, 2018 and $5.4 million as of December 31, 2017.

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
As of March 31, 2018, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 555,544 shares.
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Non-cash stock-based compensation expense:
Cost of recurring revenues	$3,432	$2,816
Cost of services revenues	2,373	1,989
Sales and marketing	16,338	17,411
Research and development	3,309	2,777
General and administrative	7,745	8,873
Total non-cash stock-based compensation expense	$33,197	$33,866
Stock-based compensation for the three months ended March 31, 2018 was $33.2 million as compared with stock-based compensation of $33.9 million for the three months ended March 31, 2017. The decrease of $0.7 million in stock-based compensation for the three month period included a decrease of $0.8 million associated with modifications and terminations made to the Company’s change in control plans in March 2015, February 2016, and February 2017.  These changes were made to better align management's incentives with long-term value creation for our shareholders. As part of the modifications in connection with the terminations of the change in control plans, time-based restricted stock awards (vesting over three years) were granted to certain senior officers in March 2015, February 2016, and February 2017.
Stock-based compensation expense associated with modifications and terminations made to the Company’s change-in-control plans in March 2015, February 2016 and February 2017, is shown in the table below (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Stock-based compensation expense:
Stock-based compensation expense	19,989	19,812
Stock-based compensation expense related to change in control plans	13,208	14,054
Total non-cash stock-based compensation expense	$33,197	$33,866
Net cash proceeds from the exercise of Options were $2.5 million for the three months ended March 31, 2018 and $1.6 million for the three months ended March 31, 2017.
Stock Option, Restricted Stock and Restricted Stock Unit Activity
There were no Options granted during the three months ended March 31, 2018. The following table summarizes stock option activity (for previously granted Options) for the three months ended March 31, 2018 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	114	$29.24	0.4	$21,476
Granted	—	—	0	—
Exercised	(84)	29.96	0	—
Forfeited or expired	—	—	0	—
Outstanding at March 31, 2018	30	$27.23	0.3	$6,497
Exercisable at March 31, 2018	30	$27.23	0.3	$6,497
The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on March 31, 2018. The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock. Total intrinsic value of Options exercised was $16.8 million for the three months ended March 31, 2018 and $10.0 million for the three months ended March 31, 2017. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three months ended March 31, 2018 and March 31, 2017, respectively.
As of March 31, 2018, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.
The following table summarizes restricted stock awards and restricted stock unit awards granted during the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Restricted Stock Awards:
Non-Employee Directors	2	2
Senior Officers	200	354
Total Restricted Stock Awards Granted	202	356

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	296	275
Total Restricted Stock Unit Awards Granted	296	275

The following table summarizes the activity pertaining to Common Stock previously issued under restricted stock awards and restricted stock unit awards which vested during the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	For the Three Months Ended March 31,
	2018				2017
	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued
Restricted Stock Awards:
Non-Employee Directors	2	—	$0.0	2	5	—	$0.0	5
Senior Officers	396	150	34.0	246	278	109	21.2	169
Non-Senior Officers and Other Employees	5	2	0.0	3	2	1	0.1	1
Total Restricted Stock Awards	403	152	$34.0	251	285	110	$21.3	175

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	208	70	$16.0	137	172	63	$12.2	109
Total Restricted Stock Unit Awards	208	70	$16.0	137	172	63	$12.2	109
______________________________
(1) During the three months ended March 31, 2018 and March 31, 2017, of the shares released, 221,891 and 172,836 shares, respectively, were retained by Ultimate and not issued, in satisfaction of withholding payroll tax requirements applicable to the payment of such awards.
The following table summarizes restricted stock award and restricted stock unit activity for the three months ended March 31, 2018 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	882	$179.95	630	$170.73
Granted	202	228.87	296	228.87
Vested and released	(403)	170.42	(208)	173.79
Forfeited or expired	—	—	(12)	199.71
Outstanding at March 31, 2018	681	$200.13	706	$206.59
As of March 31, 2018, $120.9 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.91 years. As of March 31, 2018, $123.7 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 2.13 years.

11.     Deferred Revenue and Performance Obligations
During the three months ended March 31, 2018 and 2017, $144.1 million and $119.9 million, respectively, of recurring revenues recognized, were included in the deferred revenue balances at the beginning of the respective periods. Services revenues recognized in the same periods from deferred revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2018, approximately $1.6 billion of revenue is expected to be recognized from remaining SaaS performance obligations which includes the remaining period of their initial contract term as well as the remaining renewal periods under contract as of March 31, 2018. We expect to recognize revenue on approximately 48 percent of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. Revenue from remaining performance obligations for services as of March 31, 2018 was not material.
12. Immaterial Correction of Prior Period Financial Statements

As described in Note 17 in our Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018, we revalued our net deferred tax assets to implement the federal Tax Cuts and Jobs Act (the "Tax Act") which the federal government passed on December 22, 2017. During the year ended December 31, 2017, immaterial errors were discovered in prior periods in the reporting of the GAAP income tax expense associated with the stock-based compensation for certain of our executive officers. While we have concluded that the impact of these errors on our previously-issued unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of comprehensive income was not material, we have revised our previously-reported unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2017. The revisions include a decrease to GAAP net income for the first quarter of 2017 of $0.1 million, as a result of the increase to our GAAP income tax expense for the first quarter of 2017. For the first quarter of 2017, there was no impact on previously reported cash flows, pre-tax income and non-GAAP results. The revisions to our unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 are as follows (in thousands, except per share amounts):

Unaudited Condensed Consolidated Statements of Income	For the Three Months Ended
	March 31, 2017
	As Reported	As Revised
Income before income taxes	$3,015	$3,015
Provision for income taxes	4,319	4,225
Net income	$7,334	$7,240

Net income per share:
Basic	$0.25	$0.25
Diluted	$0.24	$0.24

Unaudited Condensed Consolidated Statement of Comprehensive Income
Net income	$7,334	$7,240
Other comprehensive income, net of tax	24	24
Comprehensive income	$7,358	$7,264

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and its subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in conjunction with Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2018 (the “Form 10-K”).
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
In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the core functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) learning management; (iv) employee engagement surveys; (v) compensation management; (vi) benefits enrollment; (vii) time management; (viii) payment services; (ix) wage attachments; (x) UltiPro ACA toolkit and (xi) other optional features (collectively, “Optional Capabilities”).
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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation and amortization of acquired intangibles ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”). For the three months ended March 31, 2018, our (i) recurring revenues grew by 24.5%, compared with the same period in 2017, and (ii) Non-GAAP Operating Income was $56.1 million, or 20.3% of total revenues, as compared with $37.7 million, or 16.5% of total revenues, for the same period in 2017. As of March 31, 2018, our Customer Retention, on a trailing twelve-month basis, was approximately 96% for our recurring revenue cloud customer base. See “Non-GAAP Financial Measures” below.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.  Ultimate’s critical accounting estimates, as discussed in "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in the Form 10-K, have not significantly changed with the exception of our revenue recognition policy due to the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”).

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Recurring	85.5%	83.1%
Services	14.5	16.9
Total revenues	100.0	100.0
Cost of revenues:
Recurring	22.7	21.9
Services	15.2	17.4
Total cost of revenues	37.9	39.3
Gross profit	62.1	60.7
Operating expenses:
Sales and marketing	25.7	30.4
Research and development	17.0	15.8
General and administrative	11.5	13.2
Total operating expenses	54.2	59.4
Operating income	7.9	1.3
Other income (expense):
Interest expense and other	(0.1)	(0.1)
Other income, net	0.1	0.1
Total other income (expense), net	—	—
Income before income taxes	7.9	1.3
(Provision) benefit for income taxes	(0.5)	1.8
Net income	7.4%	3.1%
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our unaudited consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Cost of recurring revenues	$3,432	$2,816
Cost of services revenues	2,373	1,989
Sales and marketing	16,338	17,411
Research and development	3,309	2,777
General and administrative	7,745	8,873
Total stock-based compensation expense	$33,197	$33,866
Revenues
Our revenues are derived from recurring revenues and services revenues.
Total revenues increased 21.1% to $276.8 million for the three months ended March 31, 2018 from $228.5 million for the three months ended March 31, 2017.

Recurring revenues, primarily consisting of subscription-based SaaS revenues, increased 24.5% to $236.6 million for the three months ended March 31, 2018, from $190.0 million for the three months ended March 31, 2017. The increase for the three months ended March 31, 2018, in recurring revenues, was primarily based on the revenue impact of incremental units sold to customers that have processed their first payroll using UltiPro (or gone "Live") since March 31, 2017, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription-based SaaS revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.
Our annual revenue customer retention rate for our recurring revenue cloud customer base was approximately 96% as of March 31, 2018 (calculated on a 12-month rolling basis), which is consistent with the same period of the prior year. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.
Services revenues increased 4.3% to $40.2 million for the three months ended March 31, 2018 from $38.5 million for the three months ended March 31, 2017. The increase in services revenues for the three-month period was primarily due to an increase in other services mainly attributable to our print services for certain customers and, to a lesser extent, additional implementation revenues to support increased sales.
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
Total cost of revenues increased 16.8% to $104.8 million for the three months ended March 31, 2018, from $89.7 million for the three months ended March 31, 2017.
Cost of recurring revenues increased 25.6% to $62.9 million for the three months ended March 31, 2018 from $50.1 million for the three months ended March 31, 2017. The increase in the cost of recurring revenues for the three-month period was primarily due to increases in both cloud costs and Customer Support costs, as described below, and, to a lesser extent, increased amortization of capitalized software costs from the development costs related to a development project to be sold in the future as a cloud product only (the "Development Project") which resulted from product modules becoming available for their intended use since March 31, 2017.

•
For the three months ended March 31, 2018, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations.

•	The increases in Customer Support costs for the three months ended March 31, 2018 was primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.
Cost of services revenues increased 5.7% to $41.9 million for the three months ended March 31, 2018 from $39.6 million for the three months ended March 31, 2017. The increase in cost of services revenues for the three-month period was primarily due to the increased cost of implementation, including higher labor and related costs, and, to a lesser extent, the increased use of third party implementation partners.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 2.6% to $71.2 million for the three months ended March 31, 2018 from $69.4 million for the three months ended March 31, 2017. The increase in sales and marketing expenses for the three-month period was primarily due to increased labor and related costs (including the impact of an increase in sales personnel) and, to a lesser extent, higher advertising and marketing expenses, partially offset by lower sales commissions resulting from the adoption of Topic 606 due to the longer amortization period under this new standard.

Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 29.9% to $47.0 million for the three months ended March 31, 2018 from $36.2 million for the three months ended March 31, 2017. The increase in research and development expenses for the three-month period was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended March 31, 2018 and March 31, 2017, we capitalized a total of $14.6 million (including $1.0 million in non-cash stock-based compensation) and $12.6 million (including $1.0 million in non-cash stock-based compensation), respectively, for internal-use software costs from the Development Project. The capitalized costs for this Development Project were from direct labor costs and, to a lesser extent, third party consulting fees for the three months ended March 31, 2018. During the three months ended March 31, 2018, there was $1.8 million of amortization associated with certain product modules of the Development Project which were ready for their intended use, as compared with $1.0 million for the same period of the prior year. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as facility costs, external professional fees and the provision for doubtful accounts. General and administrative expenses increased 5.0% to $31.7 million for the three months ended March 31, 2018 from $30.2 million for the three months ended March 31, 2017. The increase in general and administrative expenses for the three-month period was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, increased professional fees and an increase in the provision for doubtful accounts.
Income Taxes
Income taxes for the three months ended March 31, 2018 included a consolidated tax provision of $1.3 million.  The effective income tax rate for the three months ended March 31, 2018 was 5.8%. Income taxes for the three months ended March 31, 2017 included a consolidated tax benefit of $4.2 million. The effective income tax rate for the three months ended March 31, 2017 was (140.1)%. The effective income tax rate for the three months ended March 31, 2018 included the reduction in the federal statutory tax rate from 35% to 21% effective January 1, 2018 due to the passing of the federal Tax Cuts and Jobs Act (the “Tax Act”) by the federal government on December 22, 2017. Although the statutory tax rate decreased, the increase in the effective income tax rate for the three months ended March 31, 2018 is primarily attributable to a significantly higher pre-tax net income for the three months ended March 31, 2018. Consequentially, the impact (benefit) to the effective tax rate of the excess benefits resulting from the application of ASU 2016-09 was significantly lower for the three months ended March 31, 2018. For the three months ended March 31, 2018 and March 31, 2017, we realized an excess tax benefit of $8.1 million and $7.1 million, respectively, from the application of ASU 2016-09. For the twelve months ended December 31, 2017, we realized an excess tax benefit of $20.9 million from the application of ASU 2016-09.

At December 31, 2017, we had approximately $135.0 million of net operating loss carryforwards for federal income tax reporting purposes available to offset future taxable income.

The carryforwards expire from 2018 through 2035, for federal and state income tax reporting purposes. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state law provisions.

As of December 31, 2017, we had $8.9 million of gross unrecognized tax benefits resulting from a research and development credit attributable to the years 1998 through 2017, that if recognized would affect the annual effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

We recognized $22.1 million of deferred tax assets, net of deferred tax liabilities, as of March 31, 2018. If estimates of taxable income are decreased, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.

The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting required. The Company, in accordance with SAB 118, will record and revise reasonable estimates of the income tax effects of the Tax Act in the first period further analysis and future guidance is available. For the current and subsequent tax years, we will continue to assert the position of indefinite re-investment of earnings in Canada and Singapore. We will apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiaries, the Ultimate Software Group of Canada, Inc. and the Ultimate Software Group of Asia, PTE. LTD. The indefinite reinvestment criteria includes state taxes and withholding taxes that arise from repatriation under IRC Section 965(n), which are not material.

Liquidity and Capital Resources
In recent years, we have funded operations primarily from cash flows generated from operations.
As of March 31, 2018, we had $147.9 million in cash, cash equivalents and short-term corporate investments in marketable securities (collectively, "Cash"), reflecting a net decrease of $17.2 million since December 31, 2017.  The total decrease in Cash for the three month period was primarily from cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $50.3 million, cash purchases of property and equipment (including principal payments on financed equipment) of $24.4 million (which includes $13.6 million of capitalized labor costs and third party consulting fees, paid in cash, associated with the Development Project), partially offset by cash provided by operations of $56.6 million and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $2.5 million.
Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $10.2 million during the three months ended March 31, 2018 to $56.6 million, as compared with $46.3 million for the three months ended March 31, 2017. This increase was primarily due to an increase in cash operating income (after adjusting for non-cash expenses) of $19.9 million, partially offset by decreased cash from working capital.
The net cash used in investing activities was $665.3 million for the three months ended March 31, 2018, as compared with a net cash outflow of $472.3 million for the three months ended March 31, 2017.  The increase of $193.0 million was primarily attributable to a net change in funds received from our customers using the UltiPro payment services offering (“UltiPro Payment Services”) of $173.2 million, and an increase in the purchases of marketable securities of $22.1 million (which includes purchases for the period of $119.2 million of funds held for customers being invested in marketable securities in addition to our corporate funds), partially offset by an increase in the maturities of marketable securities of $2.4 million (which includes the maturities for the period of $44.3 million of marketable securities originally purchased with funds held for customers in addition to our corporate funds). During the three months ended March 31, 2018, we capitalized software development costs related to the Development Project totaling $14.6 million (including $1.0 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. We invest our customer funds in available for sale securities along with our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations. The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.
Net cash provided by financing activities was $596.9 million for the three months ended March 31, 2018, as compared with $425.8 million net cash provided by financing activities for the three months ended March 31, 2017. The $171.0 million increase in cash provided by financing activities was primarily related to a net change of $188.6 million in customer funds obligations for our UltiPro Payment Services and an increase of $0.9 million in cash proceeds from the issuance of our Common Stock for stock option exercises, partially offset by an increase of $16.7 million in cash used to settle employee tax with holding liabilities upon the vesting of their restricted stock awards and restricted stock unit awards, and an increase in cash used for the payments of other liabilities of $1.8 million.
Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of March 31, 2018 were 63 days as compared with 64 days as of March 31, 2017.
Deferred revenues were $202.2 million at March 31, 2018, as compared with $198.9 million at December 31, 2017. The increase of $3.4 million in deferred revenues was primarily due to incremental sales.
We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
As of March 31, 2018, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.
Off-Balance Sheet Arrangements
We do not, and, as of March 31, 2018, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Management uses this non-GAAP result to compare our performance to that of prior periods for trend analyses, for purposes of determining executive incentive compensation, and for budget and planning purposes. This measure is used in monthly financial reports prepared for management and in quarterly financial reports presented to our Board of Directors. This measure may be different from non-GAAP financial measures used by other companies.
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
To compensate for these limitations, we present our non-GAAP financial measure in connection with our GAAP result. We strongly urge investors and potential investors in our securities to review the reconciliation of our non-GAAP financial measure to the comparable GAAP financial measure that is included in the table below and not to rely on any single financial measure to evaluate its business.
We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income (and the related non-GAAP operating income, as a percentage of total revenue (or non-GAAP operating margin)), as appropriate:

Stock-based compensation expense. Our non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three months ended March 31, 2018, stock-based compensation expense was $33.2 million on a pre-tax basis. For the three months ended March 31, 2017, stock-based compensation expense was $33.9 million on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that we do not consider part of ongoing operations when assessing financial performance. We believe that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.
Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three months ended March 31, 2018, the amortization of acquired intangible assets was $0.8 million. For the three months ended March 31, 2017, the amortization of acquired intangible assets was $0.8 million. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. We believe that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.
The following table reconciles GAAP operating income with non-GAAP operating income (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Non-GAAP operating income reconciliation:
Operating income	$22,089	$3,069
Operating income, as a % of total revenues	8.0%	1.3%
Add back:
Non-cash stock-based compensation expense	33,197	33,866
Non-cash amortization of acquired intangible assets	786	780
Non-GAAP operating income	$56,072	$37,715
Non-GAAP operating income, as a % of total revenues	20.3%	16.5%

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of March 31, 2018, total corporate investments in available-for-sale marketable securities were $4.3 million. As of March 31, 2018, total investments with customer funds in available-for-sale marketable securities were $283.5 million.
As of March 31, 2018, virtually all of the investments in Ultimate’s corporate portfolio, and portfolio of investments with customer funds, were at fixed rates (with a weighted average interest rate of 2.3% and 2.0% per annum, respectively).
To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its March 31, 2018 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s corporate portfolio of approximately $5 thousand over the next 12 months and a decrease in the fair value of Ultimate's portfolio of investments with customer funds of approximately $2.0 million over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s corporate portfolio of approximately $5 thousand over the next 12 months and an increase in the fair value of Ultimate's portfolio of investments with customer funds of approximately $2.0 million over the next 12 months.
Foreign Currency Risk. Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar. Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of March 31, 2018, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
(b) Changes in internal control over financial reporting. There have been no changes during the quarter ended March 31, 2018 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting. Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”). Although Topic 606 is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition, deferred contract costs and the control activities within them. These included the development of new policies based on the five-step model provided in Topic 606, ongoing contract review requirements, and gathering of information provided for disclosures.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
The number of shares of Common Stock repurchased by us during the three months ended March 31, 2018 are indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2018	—	$—	4,657,995	1,342,005
February 1 - 28, 2018	221,873 (1)	$226.77	4,657,995	1,342,005
March 1 - 31, 2018	18 (1)	$251.55	4,657,995	1,342,005
__________________
(1) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 6,000,000 shares of its Common Stock. As of March 31, 2018, Ultimate had purchased 4,657,995 shares of Common Stock under our stock repurchase plan, with 1,342,005 shares being available for repurchase in the future. There were no purchases of Common Stock under the stock repurchase plan for the three months ended March 31, 2018.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and March 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2018 and March 31, 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and March 31, 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and March 31, 2017 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________
* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	May 9, 2018	By:	/s/ Felicia Alvaro

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)