Form 10-Q
period 2018-09-30
ULTIMATE SOFTWARE GROUP INC
filed 2018-11-08
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2018, there were 31,269,344 shares of the registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of	As of
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$132,723	$155,685
Investments in marketable securities	8,232	9,434
Accounts receivable, net of allowance for doubtful accounts of $1,400 for 2018 and $900 for 2017	210,867	190,989
Deferred contract costs, prepaid expenses and other current assets	83,588	71,602
Total current assets before funds held for customers	435,410	427,710
Funds held for customers	567,208	563,062
Total current assets	1,002,618	990,772
Property and equipment, net	290,192	243,664
Goodwill	223,198	35,808
Intangible assets, net	151,247	20,862
Deferred contract costs and other assets, net	121,782	53,409
Deferred tax assets, net	21,556	32,696
Total assets	$1,810,593	$1,377,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,107	$16,099
Accrued expenses and other liabilities	150,095	60,394
Deferred revenue	223,382	197,088
Capital lease obligations	6,420	5,474
Total current liabilities before customer funds obligations	392,004	279,055
Customer funds obligations	568,545	564,031
Total current liabilities	960,549	843,086
Deferred revenue	1,213	1,773
Deferred rent	8,778	5,349
Capital lease obligations	5,954	4,477
Other long-term liabilities	625	4,250
Deferred income tax liability	25,230	251
Total liabilities	1,002,349	859,186
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 35,923,224 and 34,787,986 shares issued as of September 30, 2018 and December 31, 2017, respectively	359	348
Additional paid-in capital	834,846	609,160
Accumulated other comprehensive loss	(9,208)	(5,912)
Accumulated earnings	193,606	125,788
	1,019,603	729,384
Treasury stock, 4,657,995 shares, at cost, for 2018 and 2017	(211,359)	(211,359)
Total stockholders’ equity	808,244	518,025
Total liabilities and stockholders’ equity	$1,810,593	$1,377,211

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Recurring	$254,580	$203,059	$730,625	$588,187
Services	33,247	33,054	105,119	101,109
Total revenues	287,827	236,113	835,744	689,296
Cost of revenues:
Recurring	71,243	52,558	200,731	155,166
Services	40,571	36,136	118,428	107,482
Total cost of revenues	111,814	88,694	319,159	262,648
Gross profit	176,013	147,419	516,585	426,648
Operating expenses:
Sales and marketing	72,077	65,066	209,481	201,441
Research and development	51,163	38,415	148,141	109,570
General and administrative	37,261	29,459	101,253	91,135
Total operating expenses	160,501	132,940	458,875	402,146
Operating income	15,512	14,479	57,710	24,502
Other income (expense):
Interest expense and other, net	(268)	(239)	(565)	(684)
Other income, net	1,353	57	2,532	364
Total other income (expense), net	1,085	(182)	1,967	(320)
Income before income taxes	16,597	14,297	59,677	24,182
Income tax benefit (provision)	488	(9,954)	(7,918)	(8,070)
Net income	$17,085	$4,343	$51,759	$16,112
Net income per share:
Basic	$0.55	$0.15	$1.69	$0.54
Diluted	$0.54	$0.14	$1.65	$0.52
Weighted average shares outstanding:
Basic	31,077	29,848	30,703	29,713
Diluted	31,775	30,770	31,409	30,727

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$17,085	$4,343	$51,759	$16,112
Other comprehensive income (loss):
Unrealized gain (loss) on investments in marketable available-for-sale securities	96	62	(136)	(262)
Unrealized (loss) gain on foreign currency translation adjustments	(2,252)	892	(3,214)	1,499
Other comprehensive (loss) income, before tax	(2,156)	954	(3,350)	1,237
Income tax (provision) benefit related to items of other comprehensive income	(38)	(25)	54	104
Other comprehensive (loss) income, net of tax	$(2,194)	$929	$(3,296)	$1,341
Comprehensive income	$14,891	$5,272	$48,463	$17,453

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$51,759	$16,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,575	25,068
Provision for doubtful accounts	6,344	4,525
Non-cash stock-based compensation expense	104,056	111,158
Income taxes	5,957	7,233
Net amortization of premiums and accretion of discounts on available-for-sale securities	(484)	286
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(18,584)	(26,163)
Deferred contract costs, prepaid expenses and other current assets	(30,245)	(10,436)
Deferred contract costs and other assets	(20,104)	(3,819)
Accounts payable	(9,125)	(670)
Accrued expenses, other liabilities and deferred rent	31,040	1,635
Deferred revenue	16,986	14,398
Net cash provided by operating activities	172,175	139,327
Cash flows from investing activities:
Purchases of property and equipment	(59,189)	(62,010)
Payments for acquisitions, net	(74,420)	—
Purchases of marketable securities	(204,387)	(152,041)
Proceeds from sales and maturities of marketable securities	130,903	103,130
Net change in money market securities and other cash equivalents held to satisfy customer funds obligations	70,890	47,451
Net cash used in investing activities	(136,203)	(63,470)
Cash flows from financing activities:
Net proceeds from issuances of Common Stock	3,263	5,038
Shares acquired to settle employee tax withholding liabilities	(55,707)	(37,258)
Principal payments on capital lease obligations	(5,090)	(4,713)
Payments of other long-term liabilities	(3,626)	—
Net change in customer funds obligations	4,515	12,198
Net cash used in financing activities	(56,645)	(24,735)
Effect of exchange rate changes on cash	(2,289)	817
Net (decrease) increase in cash and cash equivalents	(22,962)	51,939
Cash and cash equivalents, beginning of period	155,685	73,773
Cash and cash equivalents, end of period	$132,723	$125,712

Supplemental disclosure of cash flow information:
Cash paid for interest	$436	$374
Cash paid for taxes	$6,030	$1,693

Non-cash investing and financing activities:
Stock consideration recorded for business combination	$171,947
Deferred cash consideration for business combination	$50,000	$—
Capital lease obligations to acquire new equipment	$7,512	$5,033
Stock based compensation for capitalized software	$2,643	$3,021
Software agreement	$—	$6,500
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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
The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of operating results for the full fiscal year or for any future periods.
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

The impact of adopting the new standard on our revenues resulted in an immaterial increase to deferred revenue and had a material impact on our unaudited condensed consolidated balance sheet, as a result of the amortization period over which deferred contract costs to obtain related subscription contracts are recognized. Under Topic 605, we deferred incremental commission costs to obtain a contract and amortized those costs over the initial term of the related subscription contract, which is generally 2-3 years. During our assessment of the new standard, we did not identify any incremental contract costs from what was capitalized under Topic 605. We analyzed our customer contract term periods and our customer life, taking into consideration technological changes for our UltiPro product offering, and based, on our assessment of the new standard, we amortize the deferred contract costs over 7 years on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates. Ultimate does not pay sales commissions for subscription contracts beyond the initial term of the contract; therefore, there are no renewal commissions incurred for contracts in their renewal periods.

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

In accordance with the requirements of the new standard, the disclosure for the quantitative effect and the significant changes between the reported results under the new standard and those that would have been reported under legacy GAAP (i.e., Topic 605) on our unaudited consolidated condensed income statement and balance sheet was as follows (in thousands):

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Reported - Topic 606	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported - Topic 606	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Recurring revenues	$254,580	$254,792	$(212)	$730,625	$731,597	$(972)

Operating Expenses
Sales and marketing	72,077	77,352	(5,275)	209,481	225,831	(16,350)

Net income	$17,085	$12,023	$5,062	$51,759	$41,656	$10,103

	As of September 30, 2018
	As Reported - Topic 606	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Deferred contract costs, prepaid expenses and other current assets	$83,588	$104,430	$20,842
Deferred contract costs and other assets, net	121,782	$59,648	(62,134)
Liabilities
Deferred revenue	223,382	220,384	2,998
Stockholders' Equity
Accumulated earnings	193,606	237,896	(44,290)
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” ("SAB 118"). The ASU amends Topic 740 to incorporate SEC guidance issued in its SAB 118. SAB 118 addressed the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The amendments in this update were effective upon issuance, at which time Ultimate adopted the standard. Adoption of this standard did not have a material impact on our financial condition or results of operations.

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

The significant majority of our two major revenue sources, recurring and services, is derived from contracts with customers. Recurring revenues are primarily related to our subscription-based SaaS performance obligations. Services revenues are primarily related to implementation services for our SaaS customers (including activation services typically billed on a time and materials basis) and, to a much lesser extent, fees for other services, including the provision of payroll-related forms, sales of time clocks and the printing of W-2 and Affordable Care Act ("ACA") forms for certain customers, as well as certain client reimbursable out-of-pocket expenses ("Other Services"). Fees charged to subscription-based SaaS performance obligations are each priced on a per-employee-per-month (“PEPM”) basis for a given calendar month based on usage, and fees charged for implementation services are typically priced on a fixed fee basis for activating the product offering. Our SaaS subscription revenues are satisfied over time, because they are simultaneously received and consumed by the customer. Our activation services revenues are satisfied over time because they are simultaneously received and consumed by the customer.

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
For our performance obligations, the consideration allocated to cloud subscription revenues is recognized as recurring revenues, typically using the output method, over the initial contract period, as those subscription-based services are consumed, typically commencing with the date the customer processes their first live payroll using UltiPro (referred to as going "Live"). The consideration allocated to activation services is recognized as services revenues based on the proportion performed, using reasonably dependable estimates (in relation to progression through activation phases), by product. Activation services are performed by our implementation consultants and, to a lesser extent, third party implementation partners. For activation services performed by third party implementation partners, we act as the principal and report revenues on a gross basis, meaning the amounts billed to customers are recorded as services revenues, and related expenses incurred are recorded as cost of services revenues. We control the activation services performed by third party implementation partners and act as principal because we are ultimately responsible to our customers and have full discretion in establishing prices.
Customers enter into contracts for services billed on a time and materials basis and Other Services. Time and materials services are satisfied over time because the customer simultaneously receives and consumes the benefit as we perform. Services revenues for time and materials work are recognized in the period performed. Fees from Other Services substantially include the provision of payroll-related forms, sales of time clocks and printing services for certain customers. For these Other Services, revenue is recognized at a point in time, upon shipment which is when control of the goods and services transfers to the customer.

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for Ultimate on January 1, 2019 and early adoption is permitted.  We expect to adopt the new standard on its effective date and are evaluating the modified retrospective methods that allow the initial application of the new standard either on effective date or the beginning of the earliest comparative period presented in the financial statements in the period of adoption. The Company is reviewing its existing leases and expects an impact to the assets and liabilities on our consolidated balance sheet as a result of recognizing right-of-use assets and lease liabilities for operating lease contracts that exist on the date of initial application of the new guidance. The total impact is still being estimated as we continue to review its lease portfolio.

4.    Business Combination
Acquisition of PeopleDoc SAS
On July 26, 2018, Ultimate, PeopleDoc SAS, a simplified joint-stock company (société par actions simplifiée) organized under the laws of France (“PeopleDoc”) and certain shareholders of PeopleDoc, entered into a Share Purchase Agreement (the “Purchase Agreement”) and on July 27, 2018, the parties consummated the transactions contemplated by the Purchase Agreement and Ultimate acquired PeopleDoc. PeopleDoc, a pioneer in HR Service Delivery, is based in Paris, France and has more than 1,000 customers with users in 180 countries. The addition of the PeopleDoc HR Service Delivery platform will further Ultimate's mission to improve the employee experience by offering new, person-centric features, such as an online employee help center, HR case management, and employee file management.
Pursuant to the Purchase Agreement, Ultimate acquired all of the capital stock of PeopleDoc for aggregate consideration valued at $296.4 million, subject to post-closing adjustments, paid with a combination of cash and shares of Ultimate common stock.
The following table summarizes the calculation of consideration transferred and deferred under the transaction (in thousands of USD):

	Note	Amount
Calculation of consideration
Cash consideration:
Cash paid to PeopleDoc shareholders	(a)	$74,420
Deferred cash consideration	(b)	50,000
Actual cash consideration		$124,420
Share consideration:
Share consideration paid to PeopleDoc shareholders	(c)	$172,806
Marketability of deferred stock consideration	(d)	$(859)
Actual share consideration		171,947
Fair value of total consideration transferred		$296,367

(a) Initial cash consideration paid to PeopleDoc shareholders per the Purchase Agreement at the closing of the transaction.
(b) Deferred cash consideration to be paid on the first anniversary of the closing date of the transaction.
(c) Share consideration paid to PeopleDoc shareholders per the Purchase Agreement at the time of closing the transaction. Share consideration paid to PeopleDoc shareholders consists of 595,445 shares at the closing stock price of $282.74 in addition to a restricted stock award with an intrinsic value of $4.5 million at the acquisition date.

(d) Reflects a marketability adjustment to the deferred stock consideration.

Under ASC 805, generally all assets acquired and liabilities assumed are recorded at their acquisition date fair value. The unaudited condensed consolidated financial statements include various assumptions related to the preliminary purchase price allocation of the assets acquired and liabilities assumed of PeopleDoc based on management's best estimates of fair value.
The purchase price allocation for the PeopleDoc acquisition is substantially complete and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date, subject to any changes to facts and circumstances during the measurement period. Although the purchase price allocation is substantially complete, the purchase price allocation disclosed could change and adjustments can be made through the end of Ultimate’s measurement period, which is not to exceed one year from the acquisition date. The following table represents the allocation of the purchase price for PeopleDoc to the acquired identifiable assets, assumed liabilities and goodwill (in thousands of USD):

Description	Note	Amount
Current assets	(a)	$15,581
Property and equipment, net	(a)	1,489
Other non-current assets	(a)	1,010
Identifiable intangible assets	(b)	136,800
Goodwill	(c)	189,206
Total current liabilities	(a), (d)	(14,713)
Deferred revenue	(a)	(6,900)
Deferred tax liability, net	(e)	(26,106)
Total purchase price		$296,367

(a) Represents fair value of assets and liabilities assumed as part of the transaction based on the closing balance sheet provided by PeopleDoc.
(b) Fair value of intangible assets based on preliminary valuation. Identifiable intangible assets consisted primarily of developed technology of $77.0 million estimated using the relief from royalty method.

(c) Goodwill represents the excess of the preliminary purchase price over the preliminary fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. Goodwill recorded is attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations. Goodwill from this transaction is not deductible for tax purposes.

(d) Included in total current liabilities was debt assumed of $4.8 million as of the closing of the transaction. As of September 30, 2018, the debt assumed was $4.1 million and is included in accrued expenses and other liabilities on our unaudited condensed consolidated balance sheets. The debt assumed will mature starting January 16, 2019 through July 31, 2022 and has interest rates ranging from 0.5% to 3.0%.

(e) Reflects the recognition of a deferred tax asset and deferred tax liability as of the acquisition date for the taxable and deductible temporary differences between the financial reporting values of assets acquired and liabilities assumed and the tax bases of those assets and liabilities.

The results of operations from this acquisition have been included in our unaudited condensed consolidated financial statements since the closing of the PeopleDoc acquisition. Pro forma results of operations were presented on Form 8-K/A filed with the SEC on October 10, 2018. The transaction costs associated with this acquisition for the three and nine months ended September 30, 2018, were approximately $1.8 million and $3.0 million, respectively, and were recorded in general and administrative expense.

5.    Funds held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale. Available-for-sale securities consist of debt and equity securities not classified as trading securities or as securities to be held to maturity. Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized. Realized gains and losses resulting from available-for-sale securities are included in other income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2018 and September 30, 2017.
Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $753 thousand and $704 thousand of net unrealized loss on available-for-sale securities as of September 30, 2018 and December 31, 2017, respectively.
The amortized cost, net unrealized loss and fair value of our funds held for customers and corporate investments in marketable available-for-sale securities as of September 30, 2018 and December 31, 2017 are shown below (in thousands):

	As of September 30, 2018			As of December 31, 2017
	Amortized Cost	Net Unrealized (Loss)/Gain	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)/Gain	Fair Value (1)
Type of issue:
Funds held for customers – money market securities and other cash equivalents	$283,422	$—	$283,422	$354,312	$—	$354,312
Available-for-sale securities:
Corporate debentures – bonds	2,209	—	2,209	2,848	(4)	2,844
Commercial paper	3,180	—	3,180	—	—	—
U.S. Agency bonds	284,539	(753)	283,786	209,443	(693)	208,750
U.S. Treasury bills	1,495	—	1,495	5,876	(6)	5,870
Asset-Backed securities	1,348	—	1,348	721	(1)	720
Total corporate investments and funds held for customers	$576,193	$(753)	$575,440	$573,200	$(704)	$572,496
_________________
(1) Included within available-for-sale securities as of September 30, 2018 and December 31, 2017 are corporate investments with fair values of $8.2 million and $9.4 million, respectively. Included within available-for-sale securities as of September 30, 2018 and December 31, 2017 are funds held for customers with fair values of $283.8 million and $208.8 million, respectively. All available-for-sale securities were included in Level 2 of the fair value hierarchy.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2018 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value
U.S. Agency bonds	—	—	(892)	244,706	(892)	244,706
Total	$—	$—	$(892)	$244,706	$(892)	$244,706
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
The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of September 30, 2018, are shown below (in thousands):

	Corporate Investments		Investments with Funds Held for Customers		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,233	$8,232	$223,769	$223,287	$232,002	$231,519
Due after one year	—	—	60,770	60,499	60,770	60,499
Total	$8,233	$8,232	$284,539	$283,786	$292,772	$292,018

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
Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. We have had assets in the past, and may have assets in the future, classified within Level 1 of the fair value hierarchy. No assets or investments were classified within Level 1 of the fair value hierarchy as of September 30, 2018 or as of December 31, 2017. We did not have any transfers into and out of Level 1 or Level 2 during the three and nine months ended September 30, 2018 or the twelve months ended December 31, 2017. No assets or investments were classified as Level 3 as of September 30, 2018 or as of December 31, 2017.
The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills and asset-backed securities owned by Ultimate. Such instruments are generally classified within Level 2 of the fair value hierarchy. Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018				As of December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures – bonds	$2,209	$—	$2,209	$—	$2,844	$—	$2,844	$—
Commercial paper	3,180	—	3,180	—	—	—	—	—
U.S. Agency bonds	283,786	—	283,786	—	208,750	—	208,750	—
U.S. Treasury bills	1,495	—	1,495	—	5,870	—	5,870	—
Asset-Backed securities	1,348	—	1,348	—	720	—	720	—
Total	$292,018	$—	$292,018	$—	$218,184	$—	$218,184	$—
Assets measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of September 30, 2018 and the audited consolidated balance sheet as of December 31, 2017 as short-term and long-term investments in marketable securities. There were no financial liabilities accounted for at fair value as of September 30, 2018 and December 31, 2017.

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
Property and equipment as of September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Computer equipment	$205,965	$185,034
Internal-use software	218,802	178,093
Leasehold improvements	52,350	43,556
Other property and equipment	25,512	22,572
Property and equipment	502,629	429,255
Less: accumulated depreciation and amortization	212,437	185,591
Property and equipment, net	$290,192	$243,664
We capitalize computer software development costs related to software developed for internal use in accordance with Accounting Standards Codification ("ASC") Topic 350-40, Intangibles Goodwill and Other-Internal Use Software. During the three and nine months ended September 30, 2018, we capitalized $12.3 million and $39.7 million, respectively, of computer software development costs related to a development project to be sold in the future as a cloud product only (the "Development Project"). There were $13.9 million and $40.1 million of software development costs related to the Development Project which were capitalized in the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2018 and September 30, 2017, these capitalized costs were primarily direct labor costs. As a component of these direct labor costs we capitalized $0.9 million and $2.6 million of stock-based compensation costs during the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2017, we capitalized $1.0 million and $3.0 million, respectively, of stock-based compensation costs. These capitalized costs are included with internal-use software in property and equipment in the unaudited condensed consolidated balance sheets and purchases of property and equipment in the unaudited condensed consolidated statements of cash flows. Internal-use software is amortized on a straight-line basis over its estimated useful life, commencing after the software development is substantially complete and the software is ready for its intended use. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three and nine months ended September 30, 2018 there were $2.8 million and $6.7 million, respectively, of amortization associated with certain product modules of the Development Project which were ready for their intended use. During the three and nine months ended September 30, 2017 there were $1.0 million and $3.1 million, respectively, of amortization associated with certain product modules of the Development Project which were ready for their intended use. The amortization of capitalized software is included in cost of recurring revenues.

7.	Deferred Contract Costs, Prepaid Expenses and Other Current Assets
Deferred contract costs, prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Deferred contract costs	$35,350	$38,519
Prepaid expenses	30,607	20,088
Other current assets	17,631	12,995
Total deferred contract costs, prepaid expenses and other current assets	$83,588	$71,602
Deferred contract costs, which are primarily deferred sales commissions earned by our sales force and are considered incremental and recoverable costs of obtaining a contract with a customer, were $35.2 million as of September 30, 2018 and

$38.5 million as of December 31, 2017. Amortization expense for the deferred contract costs was $5.6 million and $16.5 million for the three and nine months ended September 30, 2018, respectively. Amortization expense for the deferred contract costs was $9.2 million and $27.5 million for the three and nine months ended September 30, 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Included in deferred contract costs and other assets, net are deferred contract costs of $108.6 million as of September 30, 2018 and $45.5 million as of December 31, 2017. Deferred contract costs are primarily deferred sales commissions earned by our sales force and are considered incremental and recoverable costs of obtaining a contract with a customer. The amortization of these deferred contract costs will be recognized beyond the next twelve months.

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
The changes in the carrying value of goodwill since December 31, 2017 were as follows (in thousands):

Goodwill, December 31, 2017	$35,808
Goodwill from PeopleDoc acquisition (1)	189,206
Translation adjustment for the nine months ended September 30, 2018 (2)	(1,816)
Goodwill, September 30, 2018	$223,198
__________________________
(1) Represents the preliminary goodwill for the acquisition of PeopleDoc acquired on July 27, 2018.
(2) Represents the impact of the foreign currency translation of the portion of goodwill that is recorded by our foreign subsidiaries whose functional currency is also their respective local currencies. Such goodwill is translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive (loss) income.

Intangible Assets
The following tables present our acquired intangible assets as of the dates specified below (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$100,300	$(7,962)	$(1,569)	$90,769	6.6
Customer relationships	63,700	(3,622)	(483)	59,595	9.6
Trademark	800	(27)	(6)	767	4.8
Non-compete agreements	300	(300)	—	—	0.0
	$165,100	$(11,911)	$(2,058)	$151,131	7.8

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,300	$(4,355)	$(895)	$18,050	6.0
Customer relationships	4,700	(2,004)	—	2,696	4.5
Non-compete agreements	300	(300)	—	—	0.0
	$28,300	$(6,659)	$(895)	$20,746	5.9
____________________________
(1) Represents the impact of the foreign currency translation of the portion of acquired intangible assets that is recorded by our foregin subsidiaries whose functional currency is also their respective local currencies. Such intangible assets are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive (loss) income.
Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Included in acquired intangible assets as of September 30, 2018 and December 31, 2017 were $0.1 million of assets with indefinite lives. Amortization expense for acquired intangible assets was $3.7 million and $5.3 million for the three and nine months ended September 30, 2018, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2017, respectively.

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

The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	31,077	29,848	30,703	29,713
Effect of dilutive equity instruments	698	922	706	1,014
Diluted weighted average shares outstanding	31,775	30,770	31,409	30,727

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	—	2	30	1

10.	Foreign Currency
The financial statements of Ultimate’s foreign subsidiaries, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), The Ultimate Software Group of Asia, PTE. LTD. ("Ultimate Asia") and PeopleDoc SAS ("PeopleDoc"), have been translated into U.S. dollars. The functional currency of Ultimate Canada is the Canadian dollar. The functional currency of Ultimate Asia is the Singapore dollar. The functional currency of PeopleDoc is the euro. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting translation adjustments, representing unrealized gains or losses, are included in accumulated other comprehensive (loss) income, a component of stockholders’ equity. Realized gains and losses resulting from foreign exchange transactions are included in total operating expenses in the unaudited condensed consolidated statements of income. There were no significant realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2018 and September 30, 2017.
For the three and nine months ended September 30, 2018, Ultimate had unrealized translation losses of $2.3 million and $3.2 million, respectively. For the three and nine months ended September 30, 2017, Ultimate had unrealized translation gains of $0.9 million and $1.5 million, respectively. Included in accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated balance sheets, are cumulative unrealized translation losses of $8.6 million as of September 30, 2018 and $5.4 million as of December 31, 2017.

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
As of September 30, 2018, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,695,799 shares.
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Non-cash stock-based compensation expense:
Cost of recurring revenues	$4,172	$3,072	$11,598	$8,869
Cost of services revenues	2,380	2,010	7,115	5,934
Sales and marketing	19,455	19,910	52,867	57,106
Research and development	4,392	3,093	11,942	9,004
General and administrative	6,303	9,929	20,534	30,245
Total non-cash stock-based compensation expense	$36,702	$38,014	$104,056	$111,158
Stock-based compensation for the three and nine months ended September 30, 2018 was $36.7 million and $104.1 million, respectively, as compared with stock-based compensation of $38.0 million and $111.2 million for the three and nine months ended September 30, 2017, respectively. The decreases of $1.3 million and $7.1 million in stock-based compensation for the three and nine month periods, respectively, included decreases of $6.6 million and $14.0 million, respectively, associated with modifications and terminations made to our change in control plans in March 2015, February 2016, and February 2017.  These changes were made to better align management's incentives with long-term value creation for our shareholders. As part of the modifications in connection with the terminations of the change in control plans, time-based restricted stock awards (vesting over three years) were granted to certain senior officers in March 2015, February 2016, and February 2017.
Stock-based compensation expense associated with modifications and terminations made to our change-in-control plans in March 2015, February 2016, and February 2017, is shown in the table below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense:
Stock-based compensation expense	$26,289	$20,984	$70,135	63,229
Stock-based compensation expense related to change in control plans	10,413	17,030	33,921	47,929
Total non-cash stock-based compensation expense	$36,702	$38,014	$104,056	$111,158
Net cash proceeds from the exercise of Options were $0.3 million and $3.3 million for the three and nine months ended September 30, 2018, respectively, and $0.5 million and $5.0 million for the three and nine months ended September 30, 2017, respectively.
Stock Option, Restricted Stock and Restricted Stock Unit Activity
There were no Options granted during the three and nine months ended September 30, 2018. The following table summarizes stock option activity (for previously granted Options) for the nine months ended September 30, 2018 (in thousands, except per share amounts):

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	114	$29.24	0.4	$21,476
Granted	—	—	0	—
Exercised	(110)	29.78	0	—
Forfeited or expired	—	—	0	—
Outstanding at September 30, 2018	4	$14.72	0.1	$1,251
Exercisable at September 30, 2018	4	$14.72	0.1	$1,251
The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of Common Stock on the last trading day of the reporting period and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised their Options on September 30, 2018. The amount of the aggregate intrinsic value changes, based on the fair value of Common Stock. Total intrinsic value of Options exercised was $2.7 million and $22.8 million for the three and nine months ended September 30, 2018, respectively, and $31.3 million and $59.4 million for the three and nine months ended September 30, 2017, respectively. All previously granted Options were fully vested as of December 31, 2011 and, therefore, no Options vested during the three and nine months ended September 30, 2018 and September 30, 2017, respectively.
As of September 30, 2018, there were no unrecognized compensation costs related to non-vested Options expected to be recognized as all previously granted Options were fully vested as of December 31, 2011.

The following table summarizes restricted stock awards and restricted stock unit awards granted during the three months ended September 30, 2018 and September 30, 2017 (in thousands):

	For the Three Months Ended September 30,
	2018	2017
Restricted Stock Awards:
Non-Employee Directors	2	2
Non-Senior Officers and Other Employees	44	—
Total Restricted Stock Awards Granted	46	2

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	96	43
Total Restricted Stock Unit Awards Granted	96	43
The following table summarizes the activity pertaining to Common Stock previously issued under restricted stock awards and restricted stock unit awards which vested during the nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018				2017
	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued
Restricted Stock Awards:
Non-Employee Directors	5	—	$0.0	5	31	—	$0.0	31
Senior Officers	396	150	34.0	246	278	109	21.3	169
Non-Senior Officers and Other Employees	5	2	0.3	3	2	1	0.1	1
Total Restricted Stock Awards	406	152	$34.3	254	311	110	$21.4	201

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	266	90	$21.4	176	222	81	$15.9	141
Total Restricted Stock Unit Awards	266	90	$21.4	176	222	81	$15.9	141
______________________________
(1) During the nine months ended September 30, 2018 and September 30, 2017, of the shares released, 241,470 and 190,977 shares, respectively, were retained by Ultimate and not issued, in satisfaction of withholding payroll tax requirements applicable to the payment of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the nine months ended September 30, 2018 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	882	$179.95	630	$170.73
Granted	276	239.13	419	242.94
Vested and released	(407)	170.09	(266)	178.65
Forfeited or expired	—	—	(29)	207.55
Outstanding at September 30, 2018	751	$207.00	754	$218.71
As of September 30, 2018, $103.0 million of total unrecognized compensation costs related to non-vested restricted stock awards were expected to be recognized over a weighted average period of 1.56 years. As of September 30, 2018, $119.6 million of total unrecognized compensation costs related to non-vested restricted stock unit awards were expected to be recognized over a weighted average period of 1.88 years.

12.     Deferred Revenue and Performance Obligations
During the three months ended September 30, 2018 and 2017, $155.6 million and $129.3 million, respectively, of recurring revenues recognized, were included in the deferred revenue balances at the beginning of the respective periods. During the nine months ended September 30, 2018 and 2017, $162.1 million and $136.1 million, respectively, of recurring revenues recognized, were included in the deferred revenue balances at the beginning of the respective periods. Services revenues recognized in the same periods from deferred revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2018, approximately $1.8 billion of revenue is expected to be recognized from remaining SaaS performance obligations which includes the remaining period of their initial contract term as well as the remaining renewal periods under contract as of September 30, 2018. We expect to recognize revenue on approximately 48 percent of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. Revenue from remaining performance obligations for services as of September 30, 2018 was not material.
13. Immaterial Correction of Prior Period Financial Statements

As described in Note 17 in our Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018, we revalued our net deferred tax assets to implement the federal Tax Cuts and Jobs Act (the "Tax Act") which the federal government passed on December 22, 2017. During the year ended December 31, 2017, immaterial errors were discovered in prior periods in the reporting of the GAAP income tax expense associated with the stock-based compensation for certain of our executive officers. While we have concluded that the impact of these errors on our previously-issued unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of comprehensive income was not material, we have revised our previously-reported unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017. The revisions include a decrease to GAAP net income for the three months ended September 30, 2017 of $0.4 million, as a result of the increase to our GAAP income tax expense for the third quarter of 2017, and a decrease to GAAP net income for the nine months ended September 30, 2017 of $0.9 million. For the third quarter of 2017, there was no impact on previously reported cash flows, pre-tax income and non-GAAP results. The revisions to our unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 are as follows (in thousands, except per share amounts):

Unaudited Condensed Consolidated Statements of Income	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2017
	As Reported	As Revised	As Reported	As Revised
Income before income taxes	$14,297	$14,297	$24,182	$24,182
(Provision) benefit for income taxes	(9,600)	(9,954)	(7,149)	(8,070)
Net income	$4,697	$4,343	$17,033	$16,112

Net income per share:
Basic	$0.16	$0.15	$0.57	$0.54
Diluted	$0.15	$0.14	$0.55	$0.52

Unaudited Condensed Consolidated Statement of Comprehensive Income
Net income	$4,697	$4,343	$17,033	$16,112
Other comprehensive income, net of tax	929	929	1,341	1,341
Comprehensive income	$5,626	$5,272	$18,374	$17,453

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Business Overview
Ultimate Software is a leading provider of cloud-based human capital management solutions, often referred to as human capital management (“HCM”). Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR"), payroll, and benefits management at its core, including global people management and talent, compensation, and time and labor management. UltiPro is available in 14 languages with more than 37 country-specific localizations. The solution is delivered via software-as-a-service ("SaaS"), now more commonly known as the cloud computing model, to organizations based in the United States and Canada, including those with global workforces. As of September 30, 2018, we had approximately 4,500 organizations as customers and more than 40 million people records in our HCM cloud. We attained our leadership position, we believe, through our focus on unified HCM, people-centric product design, cloud technology, and strong customer relationships.
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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation, amortization of acquired intangibles, and transaction costs for business combinations ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”). For the three months ended September 30, 2018, our (i) recurring revenues grew by 25.4%, compared with the same period in 2017, and (ii) Non-GAAP Operating Income was $57.7 million, or 20.1% of total revenues, as compared with $53.3 million, or 22.6% of total revenues, for the same period in 2017. For the nine months ended September 30, 2018, our (i) recurring revenues grew by 24.2%, compared with the same period in 2017, and (ii) Non-GAAP Operating Income was $170.0 million or 20.3% of total revenues, as compared with $138.0 million, or 20.0% of total revenues, for the same period in 2017. As of September 30, 2018, our Customer Retention, on a trailing twelve-month basis, was approximately 96% for our recurring revenue cloud customer base. See “Non-GAAP Financial Measures” below.
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

Acquisition

On July 26, 2018, Ultimate, PeopleDoc SAS, a simplified joint-stock company (société par actions simplifiée) organized under the laws of France (“PeopleDoc”) and certain shareholders of PeopleDoc, entered into a Share Purchase Agreement (the “Purchase Agreement”) and on July 27, 2018, the parties consummated the transactions contemplated by the Purchase Agreement and Ultimate acquired PeopleDoc. PeopleDoc, a pioneer in HR Service Delivery. is based in Paris, France and has more than 1,000 customers with users in 180 countries. The addition of the PeopleDoc HR Service Delivery platform will further Ultimate's mission to improve the employee experience by offering new, person-centric features, such as an online employee help center, HR case management, and employee file management. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Recurring	88.4%	86.0%	87.4%	85.3%
Services	11.6	14.0	12.6	14.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Recurring	24.8	22.3	24.0	22.5
Services	14.1	15.3	14.2	15.6
Total cost of revenues	38.9	37.6	38.2	38.1
Gross profit	61.1	62.4	61.8	61.9
Operating expenses:
Sales and marketing	25.0	27.5	25.1	29.2
Research and development	17.8	16.3	17.7	15.9
General and administrative	13.0	12.5	12.1	13.2
Total operating expenses	55.8	56.3	54.9	58.3
Operating income	5.3	6.1	6.9	3.6
Other income (expense):
Interest expense and other	(0.1)	—	(0.1)	(0.1)
Other income, net	0.5	—	0.3	—
Total other income (expense), net	0.4	—	0.2	(0.1)
Income before income taxes	5.7	6.1	7.1	3.5
Benefit (provision) for income taxes	0.2	(4.3)	(0.9)	(1.2)
Net income	5.9%	1.8%	6.2%	2.3%
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our unaudited consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of recurring revenues	$4,172	$3,072	$11,598	$8,869
Cost of services revenues	2,380	2,010	7,115	5,934
Sales and marketing	19,455	19,910	52,867	57,106
Research and development	4,392	3,093	11,942	9,004
General and administrative	6,303	9,929	20,534	30,245
Total stock-based compensation expense	$36,702	$38,014	$104,056	$111,158
Revenues
Our revenues are derived from recurring revenues and services revenues.

Total revenues increased 21.9% to $287.8 million for the three months ended September 30, 2018 from $236.1 million for the three months ended September 30, 2017 and 21.2% to $835.7 million for the nine months ended September 30, 2018 from $689.3 million for the nine months ended September 30, 2017.
Recurring revenues, primarily consisting of subscription-based SaaS revenues, increased 25.4% to $254.6 million for the three months ended September 30, 2018, from $203.1 million for the three months ended September 30, 2017 and 24.2% to $730.6 million for the nine months ended September 30, 2018, from $588.2 million for the nine months ended September 30, 2017. The increases for the three and nine months ended September 30, 2018 in recurring revenues, was primarily based on the revenue impact of incremental units sold to customers that have processed their first payroll using UltiPro (or gone "Live") since September 30, 2017, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription-based SaaS revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.
Our annual revenue customer retention rate for our recurring revenue cloud customer base was approximately 96% as of September 30, 2018 (calculated on a 12-month rolling basis), which is consistent with the same period of the prior year. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.
Services revenues increased 0.6% to $33.2 million for the three months ended September 30, 2018 from $33.1 million for the three months ended September 30, 2017 and 4.0% to $105.1 million for the nine months ended September 30, 2018 from $101.1 million for the nine months ended September 30, 2017. The increase in services revenues for the three month period was primarily due to Other Services revenues. The increase in services revenues for the nine month period was mainly attributable to additional implementation revenues to support increased sales, from both Ultimate's implementation consultants as well as third party implementation partners and, to a lesser extent, an increase in Other Services revenues mainly attributable to our print services for certain customers.
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
Total cost of revenues increased 26.1% to $111.8 million for the three months ended September 30, 2018, from $88.7 million for the three months ended September 30, 2017 and 21.5% to $319.2 million for the nine months ended September 30, 2018, from $262.6 million for the nine months ended September 30, 2017.
Cost of recurring revenues increased 35.6% to $71.2 million for the three months ended September 30, 2018 from $52.6 million for the three months ended September 30, 2017 and 29.4% to $200.7 million for the nine months ended September 30, 2018 from $155.2 million for the nine months ended September 30, 2017. The increases in the cost of recurring revenues for the three- and nine-month periods were primarily due to increases in both cloud costs and Customer Support costs, as described below, and, to a lesser extent, increased amortization of capitalized software costs from the development costs related to a development project to be sold in the future as a cloud product only (the "Development Project") which resulted from product modules becoming available for their intended use since September 30, 2017.

•
For the three and nine months ended September 30, 2018, the increases in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations.

•
The increases in Customer Support costs for the three and nine months ended September 30, 2018 were primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.

Cost of services revenues increased 12.3% to $40.6 million for the three months ended September 30, 2018 from $36.1 million for the three months ended September 30, 2017 and 10.2% to $118.4 million for the nine months ended September 30, 2018 from $107.5 million for the nine months ended September 30, 2017. The increases in cost of services revenues for the three- and nine-month periods were primarily due to the increased costs of implementation, including higher labor and related costs, and, to a lesser extent, the increased use of third-party implementation partners.

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 10.8% to $72.1 million for the three months ended September 30, 2018 from $65.1 million for the three months ended September 30, 2017 and increased 4.0% to $209.5 million for the nine months ended September 30, 2018 from $201.4 million for the nine months ended September 30, 2017. The increase in sales and marketing expenses for the three and nine months ended September 30, 2018 was primarily due to increased labor and related costs (including the impact of an increase in sales personnel) and, to a lesser extent, higher advertising and marketing expenses, partially offset by lower sales commissions resulting from the adoption of Topic 606 due to the longer amortization period under this new standard.
Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 33.2% to $51.2 million for the three months ended September 30, 2018 from $38.4 million for the three months ended September 30, 2017 and 35.2% to $148.1 million for the nine months ended September 30, 2018 from $109.6 million for the nine months ended September 30, 2017. The increases in research and development expenses for the three- and nine-month periods were principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended September 30, 2018 and September 30, 2017, we capitalized a total of $12.3 million (including $0.9 million in non-cash stock-based compensation) and $13.9 million (including $1.0 million in non-cash stock-based compensation), respectively, for internal-use software costs from the Development Project. During the nine months ended September 30, 2018 and September 30, 2017, we capitalized a total of $39.7 million (including $2.6 million in non-cash stock-based compensation) and $40.1 million (including $3.0 million in non-cash stock-based compensation), respectively, for the Development Project. The capitalized costs for this Development Project were from direct labor costs and, to a lesser extent, third party consulting fees for the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, there were $2.8 million and $6.7 million respectively, of amortization associated with certain product modules of the Development Project which were ready for their intended use. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as facility costs, external professional fees and the provision for doubtful accounts. General and administrative expenses increased 26.5% to $37.3 million for the three months ended September 30, 2018 from $29.5 million for the three months ended September 30, 2017 and 11.1% to $101.3 million for the nine months ended September 30, 2018 from $91.1 million for the nine months ended September 30, 2017. The increases in general and administrative expenses for the three- and nine-month periods were primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, increased professional fees and an increase in the provision for doubtful accounts.
Income Taxes
Income taxes for the three and nine months ended September 30, 2018 included a consolidated tax benefit of $0.5 million and a consolidated tax provision of $7.9 million, respectively. The effective income tax rate for the three and nine months ended September 30, 2018 was (2.94)% and 13.3%, respectively. Income taxes for the three and nine months ended September 30, 2017 included a consolidated tax provision of $10.0 million and a consolidated tax provision of $8.1 million, respectively. The effective income tax rate for the three and nine months ended September 30, 2017 was 69.6% and 33.4%, respectively. The effective income tax rate for the three and nine months ended September 30, 2018 included the reduction in the federal statutory tax rate from 35% to 21% effective January 1, 2018 due to the passing of the federal Tax Cuts and Jobs Act (the "Tax Act"), by the federal government on December 22, 2017. Although the statutory tax rate decreased, the significant decrease in the effective income tax rate for the three and nine months ended September 30, 2018 compared to September 30, 2017 is primarily attributable to a reduction in the FASB Interpretation No. 48 ("FIN48") reserve attributable to an IRS examination settled in the third quarter of 2018 related to the research tax credit. For the three and nine months ended September 30, 2018, we realized an excess tax benefit of $2.0 million and $11.0 million, respectively, from the application of ASU 2016-09. For the twelve months ended December 31, 2017, we realized an excess tax benefit of $20.9 million from the application of ASU 2016-09.
At December 31, 2017, we had approximately $137.2 million of net operating loss carryforwards for federal income tax reporting purposes available to offset future taxable income.

The carryforwards expire from 2018 through 2035, for federal and state income tax reporting purposes. Utilization of such net operating loss carryforwards may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state law provisions. As of September 30, 2018, we settled Internal Revenue Service examination of our U.S. Federal income tax return for the year ended December 31, 2014.
As of September 30, 2018, we had $4.8 million of gross unrecognized tax benefits resulting from a research and development credit attributable to the years 2015 through 2018, that if recognized would affect the annual effective tax rate. It is often difficult to predict the final outcome of any particular uncertain tax position. Consequently, management will adjust the amount of the unrecognized tax benefits upon expiration of the statute of limitations for the effected years or when new facts or circumstances arise that would support an adjustment.
We recognized a net deferred tax asset on our US operations of $21.6 million and a net of deferred tax liability on our foreign operations of $25.2 million, as of September 30, 2018. If estimates of taxable income are decreased for our US operations, a valuation allowance may need to be provided for some or all deferred tax assets, which will cause an increase in income tax expense.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting required. Ultimate, in accordance with SAB 118, will record and revise reasonable estimates of the income tax effects of the Tax Act in the first period after data or future guidance is available. For the current and subsequent tax years, we will continue to assert the position of indefinite re-investment of earnings in Canada, Singapore, France, the United Kingdom, and Germany. We will apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiaries, The Ultimate Software Group of Canada, Inc., The Ultimate Software Group of Asia, PTE. LTD, PeopleDoc(SAS), PeopleDoc UK Ltd., and PeopleDoc GMBH. The indefinite reinvestment criteria includes state taxes and withholding taxes that arise from repatriation under IRC Section 965(n), which are not material.
On July 27, 2018 Ultimate acquired 100% of the stock of PeopleDocSAS. PeopleDocSAS consisted of a consolidated group of companies which includes the French Parent company (PeopleDoc (SAS)), a UK subsidiary (PeopleDoc UK LTD), a German subsidiary (PeopleDoc GMBH), and a US subsidiary (PeopleDoc, Inc). Purchase accounting deferred balances related to the fair value adjustments (excluding goodwill) were recorded as statutory to GAAP adjustments in the currency of the underlying acquired assets (euros). Amounts were recorded in euros and converted to USD at an exchange rate of .854153. A net deferred tax liability of $26.1 million was recorded as of September 30, 2018.

Liquidity and Capital Resources
In recent years, we have funded operations primarily from cash flows generated from operations.
As of September 30, 2018, we had $141.0 million in cash, cash equivalents and short-term corporate investments in marketable securities (collectively, "Cash"), reflecting a net decrease of $24.2 million since December 31, 2017.  The total decrease in Cash for the nine month period was primarily from $74.4 million of cash used for the acquisition of PeopleDoc, cash purchases of property and equipment (including principal payments on financed equipment) of $64.3 million (which includes $37.1 million of capitalized labor costs and third party consulting fees, paid in cash, associated with the Development Project) and cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $55.7 million, partially offset by cash provided by operations of $172.2 million and proceeds from the issuances of Common Stock from employee and non-employee director stock option exercises of $3.3 million.
Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities increased $32.8 million during the nine months ended September 30, 2018 to $172.2 million, as compared with $139.3 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in cash operating income (after adjusting for non-cash expenses) of $37.8 million, partially offset by decreased cash from working capital.
The net cash used in investing activities was $136.2 million for the nine months ended September 30, 2018, as compared with a net cash outflow of $63.5 million for the nine months ended September 30, 2017. The increase of $72.7 milli on was primarily attributable to an increase in the purchases of marketable securities of $52.3 million (which includes purchases for the period of $194.8 million of funds held for customers being invested in marketable securities in addition to our corporate funds) and an increase in payments for acquisitions of $74.4 million, partially offset by a net change in funds received from our customers using the UltiPro payment services offering (“UltiPro Payment Services”) of $23.4 million and an increase in the maturities of marketable securities of $27.8 million (which includes the maturities for the period of $120.1 million of marketable securities originally purchased with funds held for customers in addition to our corporate funds). During the nine months ended September 30, 2018, we capitalized software development costs related to the Development Project totaling $39.7 million (including $2.6 million from the non-cash impact of capitalized stock-based compensation expense), which was classified as property and equipment. We invest our customer funds in available for sale securities along with our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations. The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.
Net cash used in financing activities was $56.6 million for the nine months ended September 30, 2018, as compared with $24.7 million net cash used in financing activities for the nine months ended September 30, 2017. The $31.9 million increase in cash used in financing activities was primarily related to an increase of $18.5 million in cash used to settle employee tax withholding liabilities upon the vesting of their restricted stock awards and restricted stock unit awards, a net change of $7.7 million in customer funds obligations for our UltiPro Payment Services, an increase in cash used for the payments of other liabilities of $3.6 million, and a decrease of $1.8 million in cash proceeds from the issuance of our Common Stock for stock option exercises.
Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of September 30, 2018 were 68 days as compared with 72 days as of September 30, 2017.
Deferred revenues were $224.6 million at September 30, 2018, as compared with $198.9 million at December 31, 2017. The increase of $25.7 million in deferred revenues was primarily due to incremental sales.
We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
As of September 30, 2018, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.
Off-Balance Sheet Arrangements
We do not, and, as of September 30, 2018, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We believe that this non-GAAP measure of financial results provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Management uses this non-GAAP result to compare our performance to that of prior periods for trend analyses, for purposes of determining executive incentive compensation, and for budget and planning purposes. This non-GAAP financial measure is used in monthly financial reports prepared for management and in quarterly financial reports presented to our Board of Directors. This non-GAAP financial measure may be different from non-GAAP financial measures used by other companies.
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
Stock-based compensation expense. Our non-GAAP financial measure excludes stock-based compensation expense, which consists of expenses for stock options and stock and stock unit awards recorded in accordance with ASC 718, “Compensation - Stock Compensation.” For the three and nine months ended September 30, 2018, stock-based compensation expense was $36.7 million and $104.1 million, respectively, on a pre-tax basis. For the three and nine months ended September 30, 2017, stock-based compensation expense was $38.0 million and $111.2 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that we do not consider part of ongoing operations when assessing financial performance. We believe that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.
Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the three and nine months ended September 30,

2018, the amortization of acquired intangible assets was $3.7 million and $5.3 million, respectively. For the three and nine months ended September 30, 2017, the amortization of acquired intangible assets was $0.8 million and $2.3 million, respectively. Amortization of acquired intangible assets is excluded from Ultimate’s non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. We believe that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.
Transaction costs related to business combinations. In accordance with GAAP, operating expenses include transaction costs for third-party professional services received in connection with business combinations. As we do not acquire or dispose of businesses on a predictable basis, the terms of each business combination are unique and can vary significantly from other business combinations. Significant expenses can be incurred in connection with a business combination that we would not have otherwise incurred in the periods presented as part of our continuing operations. For the three and nine months ended September 30, 2018, the transaction costs incurred related to business combinations was $1.9 million and $3.0 million, respectively. There were no transaction costs incurred related to business combinations for the three and nine months ended September 30, 2017. Transaction costs related to business combinations are excluded from Ultimate's non-GAAP financial measures because it is an expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique business combination histories.

The following table reconciles GAAP operating income with non-GAAP operating income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Non-GAAP operating income reconciliation:
Operating income	$15,512	$14,479	$57,710	$24,502
Operating income, as a % of total revenues	5.4%	6.1%	6.9%	3.6%
Add back:
Non-cash stock-based compensation expense	36,702	38,014	104,056	111,158
Non-cash amortization of acquired intangible assets	3,682	788	5,251	2,344
Transaction costs related to business combinations (1)	1,849	—	2,969	—
Non-GAAP operating income	$57,745	$53,281	$169,986	$138,004
Non-GAAP operating income, as a % of total revenues	20.1%	22.6%	20.3%	20.0%
(1) See Note 4. Business Combination in our Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of September 30, 2018, total corporate investments in available-for-sale marketable securities were $8.2 million. As of September 30, 2018, total investments with customer funds in available-for-sale marketable securities were $283.8 million.
As of September 30, 2018, virtually all of the investments in Ultimate’s corporate portfolio, and portfolio of investments with customer funds, were at fixed rates (with a weighted average interest rate of 2.3% and 2.3% per annum, respectively).
To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its September 30, 2018 unaudited condensed consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s corporate portfolio of approximately $23 thousand over the next 12 months and a decrease in the fair value of Ultimate's portfolio of investments with customer funds of approximately $6.1 million over the next 12 months. An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s corporate portfolio of approximately $23 thousand over the next 12 months and an increase in the fair value of Ultimate's portfolio of investments with customer funds of approximately $1.7 million over the next 12 months.
Foreign Currency Risk. Ultimate has foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar. Management does not believe movements in the foreign currencies in which Ultimate transacts business will significantly affect future net income.

ITEM 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of September 30, 2018, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In conducting our evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, we excluded internal controls over financial reporting associated with PeopleDoc which was acquired in July 2018. Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
(b) Changes in internal control over financial reporting. There have been no changes during the quarter ended September 30, 2018 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting. We are currently in the process of assessing PeopleDoc's internal control over financial reporting. Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”). Although Topic 606 has had an immaterial impact on our revenues, we did implement changes to our processes related to revenue recognition, deferred contract costs and the control activities within them. These included the development of new policies based on the five-step model provided in Topic 606, ongoing contract review requirements, and gathering of information provided for disclosures.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
The number of shares of Common Stock repurchased by us during the three months ended September 30, 2018 are indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - 31, 2018	—	$—	4,657,995	1,342,005
August 1 - 31, 2018	13,878 (1)	$283.93	4,657,995	1,342,005
September 1 - 30, 2018	4 (1)	$318.48	4,657,995	1,342,005
__________________
(1) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 6,000,000 shares of its Common Stock. As of September 30, 2018, Ultimate had purchased 4,657,995 shares of Common Stock under our stock repurchase plan, with 1,342,005 shares being available for repurchase in the future. There were no purchases of Common Stock under the stock repurchase plan for the three months ended September 30, 2018.

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2018 and September 30, 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and September 30, 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and September 30, 2017 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________
* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	November 8, 2018	By:	/s/ Felicia Alvaro

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)