Form 10-K
period 2018-12-31
ULTIMATE SOFTWARE GROUP INC
filed 2019-03-01
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☑
The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the Registrant, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2018 was approximately $7.6 billion.

As of February 28, 2019, there were 31,680,177 shares of the Registrant’s Common Stock, par value $.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (this “Form 10-K”) of The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” "Ultimate Software," “we,” “us” or “our”) may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our expectations concerning our operations and financial performance and condition, and our expectations regarding our ability to complete the Merger (as defined below) and the timing of such Merger, as well as our ability to realize the anticipated benefits from the Merger. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Ultimate’s actual results could differ materially from those contained in the forward-looking statements due to risks and uncertainties associated with fluctuations in our quarterly operating results, concentration of our  product offerings, development risks involved with new products and technologies, competition, our contractual relationships with third parties, contract renewals with business partners, compliance by our customers with the terms of their contracts with us, and other factors disclosed in Ultimate’s filings with the Securities and Exchange Commission. Risks and uncertainties related to the Merger include, but are not limited to, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below); the failure of the parties to satisfy conditions to completion of the Merger, including the failure of our stockholders to approve the Merger or the failure of the parties to obtain required regulatory approvals; the risk that regulatory or other approvals are delayed or are subject to terms and conditions that are not anticipated; changes in our business or in our or our businesses’ operating prospects; the impact of the announcement of, or failure to complete, the Merger on our relationships with employees, customers, vendors and other business partners; and potential litigation related to the Merger. Other factors that may cause such differences include, but are not limited to, those discussed in this Form 10-K, including the risk factors set forth in Item 1A. Ultimate undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
UltiPro® and its related design are registered trademarks of Ultimate in the United States. This Form 10-K also includes names, trademarks, service marks and registered trademarks and service marks of companies other than Ultimate.
PART I
Item 1. Business
Overview
With offices in the United States, Canada, France, Germany, England, and Singapore, Ultimate Software is a leading provider of cloud-based human capital management solutions-often referred to as human capital management ("HCM")-and employee experience solutions. Ultimate's UltiPro product suite is a comprehensive, engaging solution that has human resources ("HR") and payroll at its core and includes benefits management, talent acquisition, talent management, time management, and global people management functionality available in 14 languages with 61 country-specific localizations. Ultimate also offers a-la-carte employee experience solutions, such as HR Service Delivery and "Perception," an employee-sentiment analysis solution.
Ultimate's solutions are delivered via software-as-a-service ("SaaS"), now more commonly known as cloud computing, to organizations with employees in the United States, Canada, Europe, Asia Pacific, and other global locations. At the close of 2018, we had more than 5,600 organizations as customers and more than 48 million people records in our cloud environment. We attained our leadership position, we believe, through our exclusive focus on solutions that help companies manage their employees in an engaging way. Key factors in our success have been our people-centric product design, cloud technology, and strong customer relationships nurtured by our services team and throughout the Ultimate organization.
UltiPro is designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement, and to facilitate high levels of employee engagement with their employers and one another. The solution includes unified feature sets for talent acquisition and onboarding, HR service delivery and management, compliance, benefits management and online enrollment, payroll, performance management, employee engagement surveying, compensation management with salary planning, budgeting, incentive award planning, succession management, learning management, reporting and analytical decision-making and predictive tools, and time capture, scheduling, attendance tracking, and absence accruals. UltiPro has role-based features for HR professionals, executives, managers, administrators, and employees whether they are in or out of the office, including access to business-critical information and functions on mobile devices such as the iPhone, iPad, and Android smartphones and tablets.
Our customers tell us that UltiPro helps them to streamline talent management, HR and payroll processes to significantly reduce administrative and operational costs while also empowering them to manage and develop the talent in their workforces more strategically. UltiPro provides our customers intelligent tools and insights for engaging workforces and understanding organizational dynamics, analyzing trends for better decision making, identifying high-performing talent, predicting who future high-performers and what retention risks will be with a high degree of accuracy, finding critical information quickly and performing routine business activities efficiently.
Our cloud offering of UltiPro provides web-based and mobile access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that UltiPro is attractive to companies that want to focus on their core competencies to increase sales and profits while we supply and manage the hardware, infrastructure, ongoing maintenance and backup services for our customers.
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
Merger Agreement
On February 3, 2019, Ultimate entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Unite Parent Corp., a Delaware corporation (“Parent”), and Unite Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Ultimate would be acquired by an investor group led by Hellman & Friedman (“H&F”), a leading private equity investment firm, in an all-cash transaction for $331.50 per share in cash (representing an aggregate value of approximately $11 billion), after which Ultimate would operate as a privately held company. Parent is a newly-formed entity that will be owned by the investor group.
The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into Ultimate (the “Merger”), with Ultimate continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. The Merger Agreement provides that each share of common stock, par value $0.01 per share, of Ultimate (“Common Stock”) outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of Common Stock owned by Ultimate in treasury, Parent, Merger Sub or any wholly owned subsidiary of Ultimate or Parent and shares of Common Stock owned by stockholders of Ultimate who properly demand and do not withdraw a demand for, or lose their right to, appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware) will at the Effective Time automatically be cancelled and converted into the right to receive $331.50 in cash (the “Merger Consideration”), without interest and subject to applicable withholding taxes.
Pursuant to the Merger Agreement, as of the Effective Time, (i) each Ultimate stock option will become fully vested and be converted into the right to receive an amount in cash equal to the product of (A) the excess, if any, of the Merger Consideration over the applicable exercise price of such option, multiplied by (B) the number of shares subject to such option, subject to applicable withholding taxes, and (ii) each restricted stock award and restricted stock unit award that is outstanding immediately prior to the Effective Time will, whether granted prior to the date of the Merger Agreement or granted on or after the date of the Merger Agreement, become fully vested and be converted into the right to receive the Merger Consideration in respect of each underlying share of Common Stock, subject to applicable withholding taxes.
Ultimate’s board of directors (the “Board of Directors ” or the “Board”) has unanimously approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Merger. The obligation of the parties to complete the Merger is subject to customary closing conditions, including, among others, (i) the adoption of the Merger Agreement by a majority of outstanding shares of Common Stock entitled to vote thereon (the “Company Stockholder Approval”), (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the decisions, orders, consents or expiration of any waiting periods required to consummate the Merger under the anti-competition laws of certain foreign jurisdictions have occurred or been granted, (iii) the absence of any law, order or injunction of a court or governmental entity of competent jurisdiction prohibiting the consummation of the Merger, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications), (v) the performance in all material respects by the parties of their respective obligations under the Merger Agreement that are required to be performed at or prior to the Effective Time and (vi) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) occurring after the date of the Merger Agreement.

Ultimate has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to conduct its business in all material respects in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger, and not to engage in specified types of transactions during this period, subject to certain exceptions and (ii) to convene a meeting of its stockholders for the purpose of obtaining the Company Stockholder Approval. The Merger Agreement provides for a 50 day “go-shop” period beginning on February 3, 2019, and continuing until 11:59 p.m., New York City time, on March 25, 2019, during which period the Board of Directors and Ultimate’s financial advisor are permitted to actively initiate, solicit and encourage alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals. After such 50-day go-shop period and subject to certain exceptions, Ultimate will be subject to customary “no-shop” restrictions prohibiting it from soliciting alternative acquisition proposals, engaging in discussions or negotiations with respect to such proposals or providing non-public information in connection with such proposals. Subject to certain exceptions, the Board of Directors is required to recommend that Ultimate’s stockholders adopt the Merger Agreement and may not withhold, withdraw, qualify or modify in a manner adverse to Parent such recommendation or take certain similar actions which are referred to in the Merger Agreement as a “Change of Recommendation”. However, Ultimate may, prior to the time the Company Stockholder Approval is obtained, make a Change of Recommendation in connection with a Superior Proposal or Intervening Event (each as defined in the Merger Agreement), and in the case of a Superior Proposal, terminate the Merger Agreement, if Ultimate complies with certain notice and other requirements.
The Merger Agreement contains certain termination rights, including, among others, (i) the right of either party to terminate the Merger Agreement if the Merger is not consummated on or before August 3, 2019, or if the Company Stockholder Approval is not obtained at a meeting of the Company’s stockholders at which a vote on the adoption of the Merger Agreement is taken; (ii) the right of Ultimate to terminate the Merger Agreement (a) if Parent and Merger Sub fail to consummate the Merger following satisfaction or waiver of the conditions to Parent’s obligation to consummate the Merger and completion of a specified marketing period for Parent’s debt financing or (b) prior to the time the Company Stockholder Approval is obtained, in order to substantially concurrently enter into an agreement providing for a Superior Proposal, subject to complying with the terms of the Merger Agreement; and (iii) the right of Parent to terminate the Merger Agreement prior to the time the Company Stockholder Approval is obtained if the Board of Directors effects a Change of Recommendation. The Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, Ultimate will be required to pay Parent a termination fee of $331 million; provided that if Ultimate terminates the Merger Agreement during the 50-day go-shop period and simultaneous with such termination enters into a definitive agreement for an alternative acquisition, then the termination fee payable by Ultimate to Parent will be $110 million. The Merger Agreement further provides that Parent will be required to pay Ultimate a termination fee of $550 million if the Merger Agreement is terminated under specified circumstances.
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
We introduced our first subscription-based service solution over the Internet in December of 2000, and we began marketing our first multi-tenant SaaS HCM to enterprise companies in 2002. Since that time, we have significantly expanded our HCM offerings and the cloud infrastructure that supports them. Today, we develop our solutions using cloud-native technologies and architectural patterns to provide our customers with solutions that are effective, engaging, flexible, and resilient. Our cloud model is based on a multi-tenant architecture that is both open and secure with support for user experiences on both desktop and mobile devices. Our customers that have moved away from traditional on-premise software to our cloud-based service applications benefit by substantially reducing the cost and complexity typical of on-premise software implementations, customizations, and upgrades. Through our cloud-based delivery model, we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers. We install the latest version of our software for our customers, reducing their need to buy and maintain their own technology infrastructure resources, and as a part of our cloud model, we also provide launch and training services to our customers as well as ongoing support services.
Our cloud-based solutions are hosted in eight data centers: one located near Atlanta, Georgia, one near Phoenix, Arizona, one near Toronto, Canada, one near Vancouver, Canada, one near Ashburn, Virginia, one near Dallas, Texas, one near Frankfurt, Germany and the eighth near Paris, France. Our data center facilities are owned and operated by independent third parties, who provide redundant power, bandwidth, and physical security. Ultimate employees deploy, monitor, and manage our hardware and software systems in accordance with our security and data privacy policies, which are subject to examination by an independent third-party.

Market Share
Based on our customer counts and market data from Hoover's/Dun & Bradstreet as of January 5, 2019, we estimate our approximate share of the total available market (TAM) at the close of 2018 to be approximately 7 percent for enterprise companies, 12 percent for mid-market companies, and 3 percent for companies in the strategic market.
Company Information
Ultimate is a Delaware corporation formed in April 1996 to assume the business and operations of The Ultimate Software Group, Ltd. (the “Partnership”), a limited partnership founded in 1990. During August 2006, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), to accommodate our operations in Canada. During February 2015, Ultimate formed a wholly-owned subsidiary, The Ultimate Software Group of Asia, PTE. LTD. In July 2018, Ultimate acquired PeopleDoc SAS, a simplified joint-stock company (société par actions simplifiée) organized under the laws of France (“PeopleDoc”) and formed a wholly-owned subsidiary, PeopleDoc SAS, based in Paris, France. There were no material assets or revenues in Canada, Singapore or Europe as of or for the year ended December 31, 2018. Ultimate's headquarters is located at 2000 Ultimate Way, Weston, Florida 33326, and our telephone number is (954) 331-7000.
Capabilities of UltiPro
UltiPro is a comprehensive cloud-based solution designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement, and to facilitate high levels of employee engagement with their employers and one another. The solution includes feature sets for talent acquisition and onboarding, HR service delivery and management, compliance, benefits management and online enrollment, payroll, performance management, employee engagement surveying, compensation management, succession management, learning management, reporting and analytical decision-making tools, time and attendance, and role-based self-service capabilities for executives, managers, administrators, and employees whether they are in or out of the office. UltiPro offers the following capabilities to our customers:
Role-Based Internet Access to Functionality. UltiPro provides web and mobile access to workforce-related business functions, company communications, and reporting for everyone in our customer's organization, not just the HR department. The access and specific functionality can be tailored to our customer's process requirements and the individual user's role. We believe that UltiPro's employee-facing web applications can increase management and administrative efficiencies by providing immediate access to reporting, staff management processes and business intelligence for business leaders, and can reduce operating costs by eliminating the need for organizations to print and distribute paper communications, handbooks, forms, and paychecks. Using tablets or smartphones, employees can manage their goals, provide feedback to managers, search and apply for career opportunities, access their own personal information, such as pay statements, and view their company's employee directory to look up contact information or employee photos. In addition, managers can approve or deny daily workflow transactions, such as salary changes and paid time off, access reports and analytics, and readily review goals, competencies, and accomplishments of their team members.
Rich and Highly Configurable Functionality. UltiPro has rich functionality built into the solution and provides extensive capabilities for configuration and integration. As a result, we have found that our customers can avoid extensive customizations and yet are able to achieve a highly tailored solution to meet their specific business needs. Since UltiPro's feature-sets are unified, our customers can streamline their management of the total employment cycle and can generate strategic HR and talent management insights from UltiPro as their primary, central system of record for their employee data.
Flexible, Rapid System Setup and Configuration. UltiPro and our streamlined UltiPro Launch Experience have been designed to minimize the time and effort required to set up and configure the system to address individual company needs. Largely because our UltiPro solutions deliver extensive functionality that can be configured to align with our customers' various business models with few customizations, our setup of new customers is faster and simpler than implementations typical of legacy, on-premise software.
Reduced Total Cost of Ownership. We believe that the UltiPro solution provides cost saving opportunities for our customers and that UltiPro is competitively priced. In addition, we believe that our current practices in launching the UltiPro solution result in cost savings for customers when compared with implementations of other similar solutions in the industry. The UltiPro customer may also reduce the administrative and IT support costs associated with the organization's HR, benefits and payroll functions over time. Administrative costs are often further reduced by providing an organization with greater access to information, streamlined HR processes and transactions, and control over reporting.

Modern Cloud-Native Technologies. We are consistently focused on evolving our cloud architecture, leveraging the most appropriate technologies, platforms, and patterns to solve business challenges and deliver value to our customers. The primary characteristics of our technology and cloud architecture are:

•
Multi-Tenant SaaS offering. We take on the responsibility of delivery, maintenance, and upgrades. This allows us to serve all our customers from a single code base for each of our offerings, reducing complexity and improving reliability.

•
Cloud-Native Applications and Platforms. Micro-Service oriented applications deployed on robust Infrastructure as a Service (IaaS) and Platform as a Service (PaaS) backed cloud platforms allow our offerings to scale and better react to changing demands, leading to more resilient and reliable solutions for our customers.

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

Rich End-User Experience, Ease of Use and Navigation. We design our products to be user-friendly and to simplify the complexities of managing employees and complying with government regulations in the HR, payroll, and talent management areas. UltiPro uses familiar, consumer-style navigation, which we believe makes our solution convenient and easy to use. While traveling or out of the office, our customer's HR professionals, executives, managers, administrators, and employees can manage payroll and employee functions and run reports by accessing UltiPro over the Internet or find answers to key routine questions by using the UltiPro application on their mobile devices.
Comprehensive Customer Services and Industry-Specific Expertise. We provide several types of customer service: cloud services, professional setup and launch services, customer support services, knowledge (or training) services, and a group of optional service offerings we call Select Services that includes payment services (such as tax filing, garnishment management and check printing), ongoing managed services, and other specific-need services such as filing the Patient Protection and Affordable Care Act ("ACA") compliance documents for customers. The voice of our customers is incorporated into all of our processes, and all of our services are designed to create a positive, proactive and productive UltiPro experience for our customers. We have multiple avenues for our customers to give us feedback and recommendations on product enhancements, and we provide our customers a portal where they can choose to learn about UltiPro and Ultimate in the style that best suits them — online webinars, videos, instructional documents, online chats, customer communities, and other vehicles. We recognize the importance of issuing timely updates that reflect changes in tax and other regulatory laws and employ a dedicated research team to track jurisdictional tax changes for more than 10,000 active tax codes included in UltiPro as well as changes in other employee-related regulations.
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
UltiPro Standard Functionality and Optional Capabilities
UltiPro's standard functionality includes, but is not limited to, a set of role-based features that engage employees while allowing HR generalists as well as benefits, compensation, and payroll managers and other business managers to develop, coach, evaluate and reward their people and meet organizational objectives. Business intelligence along with system configuration tools and integration capabilities support our customers' connections with third-party applications and providers. UltiPro also includes employee relations' tools for managing disciplinary actions and grievances, and health and safety incidents.
In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the core functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite (performance management, talent predictors, and succession management); (iii) learning management; (iv) employee engagement surveys; (v) compensation management; (vi) benefits enrollment; (vii) time and scheduling management; (viii) payment services; (ix) wage attachments; (x) HR service delivery; and (xi) other optional features (collectively, “Optional Capabilities”), which are described below.
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
UltiPro's Standard HR/payroll functionality includes, but is not limited to, the following:
Human Resources Management. UltiPro manages all aspects of a person and their employment relationship regardless of where the employee resides. This includes personal details, skills and competencies, international identification documents, employment history, employment contracts (for those employees in countries that require them), performance, job and salary information, career development and preferences, and health and wellness programs. This allows single country or multinational organizations to easily manage and report on worldwide headcounts, and other critical business metrics. In addition, UltiPro facilitates the recording and tracking of key information for government compliance and reporting in the US, Canada and many other countries. This includes the Consolidated Omnibus Budget Reconciliation Act (COBRA), the Health Insurance Portability & Accountability Act (HIPAA), regulations implemented by the Occupational Safety & Health Administration (OSHA), workers' compensation regulations, the Family Medical Leave Act (FMLA), the ACA (Affordable Care Act), and Equal Employment Opportunity (EEO) laws for the United States. UltiPro also enables compliance with HIPPAA confidentiality requirements for protecting sensitive data such as employee social security numbers.
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
UltiPro Business Intelligence. UltiPro Business Intelligence leverages a business intelligence platform from IBM Cognos Corporation, a third-party provider, for built-in, ad hoc HR, payroll, and talent management reporting and analysis. Accessed via the web and mobile, UltiPro Business Intelligence gives users the ability to access data across the UltiPro solution—from HR and payroll to benefits administration and enrollment, compensation, talent acquisition and onboarding, talent management, compliance, year-end data, and more—and enables them to create, modify, and distribute workforce-related reports and automated notifications. UltiPro also includes a pre-configured data mapping library and pre-authored reports and analytics. Controlled by role-based security, everyone in a customer's organization—from line managers to executives—can have immediate access to key workforce metrics, and they can personalize their own user experience to show the reports they want to see and how they want to see them. We believe that UltiPro Business Intelligence gives our customers significant strategic value for managing their workforce-related functions and saves them labor time and money by eliminating or reducing the need for internal technology resources to generate hundreds of individual reports for disparate executive and management needs. UltiPro Business Intelligence is available to manager roles on a mobile device or tablet to provide quick access to mobile optimized reports and analytics. We also embed key data insights and visualizations in context of the application. These data visualizations are developed as part of the core application and provide in-context support to decision-makers.
Other Key Capabilities. UltiPro's tracking of hours worked in payroll ties to UltiPro's benefits management, enabling automatic calculation of employees' hours of service eligibility and providing HR leaders analytical insight into compliance risk related to the ACA delivered via a Healthcare Eligibility Dashboard and our UltiPro ACA Toolkit. UltiPro includes capabilities for consent, data erasure, data portability, access and rectification, which allow organizations that store or process personal information of EU residents to comply with the General Data Protection Regulation (GDPR). UltiPro includes system configuration tools such as graphical workflow configuration and platform configuration to allow customers to extend UltiPro with secure, personalized and reportable fields. Conditional workflow enables organizations to authorize HR/payroll staff, managers, or supervisors to manage key HR processes with multiple approvals via UltiPro, expediting business activities such as hiring an employee or making a salary increase. UltiPro workflow is configurable based on customer need and includes numerous pre-configured processes based on industry best-practices. In addition, UltiPro offers role-based security, flexible business rules, and an easy-to-use content management tool. System administration is designed to enable non-technical users to administer UltiPro's role-based security, built-in conditional workflow, and system business rules, as well as to enable system administrators to post company communications, link to external web sites and tailor functionality to reflect the customer's own company user experience requirements. Broadcast communications tools are available and can leverage employee qualifiers in UltiPro for distribution of mass communication emails to ensure accurate recipients and the trackable follow-up and/or acknowledgment often required with regulated notifications. Enterprise Integration Tools also are included to provide the ability to interface with third-party cloud and on-premise applications and providers such as general ledger, payment services, time clocks, banks, 401(k) and benefits providers, check printing services and unemployment management services. Delivered integrations are also available to customers through UltiPro Connect and the UltiPro Developer Network of preferred partners to facilitate extending their UltiPro and third-party data across multiple systems.
UltiPro Predictors. The UltiPro predictive analytics solution is a key part of the core UltiPro suite where predictive metrics and indicators are available to support manager decisions. The predictors are based on statistical algorithms we developed, refined, and validated with numerous customers. UltiPro’s predictive analytics help managers to determine the best actions to take for further developing or changing the career trajectory of employees reporting to them, thereby helping organizations to reduce turnover and improve employee engagement. For example, organizations can set tolerances for certain predictive metrics in our UltiPro Retention Predictor™, giving a manager or HR generalist the ability to see immediately if an employee exceeds the tolerance level they have defined as "at risk of leaving" and, thereby, providing them an early warning to take an appropriate action to increase the chances of that employee staying. In addition to our UltiPro Retention Predictor, the solution includes an UltiPro High Performer Indicator™, which identifies employees who consistently receive high pay raises, and an UltiPro High Performer Predictor™, which ranks employees predicted to be high performers based upon a number of variables tracked in UltiPro, and the UltiPro Engagement Indicator which provides insight into an employee’s level of engagement at their organization. To assist managers in identifying and tracking key actions designed to increase the engagement and retention of team members, UltiPro Leadership Actions prompt a leader to intervene in a positive and proven-to-be effective fashion, based on best practices in talent management. UltiPro Recruiting’s Candidate Match feature analyzes multiple aspects of incoming candidates and the positions they have applied for to provide insights around a candidate’s potential fit for a position, thereby helping recruiters and hiring managers to focus talent searches and identify appropriate opportunities for qualified applicants.
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
ii) UltiPro’s Talent Predictors are predictive analytics tools that help organizations to evaluate their talented people more proactively and objectively by providing them meaningful, unbiased metrics. Our predictive analytics include:  UltiPro Retention Predictor, which forecasts an employee’s likelihood of staying with the organization for the next 12 months; UltiPro High Performer Indicator, which helps leaders to identify who top performers are in their organization; and UltiPro High Performer Predictor, which identifies which employees have the likelihood of becoming high performers in the future.

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
UltiPro Payment Services. With UltiPro Payment Services solution, companies are able to meet all Federal, state, and local payroll tax filing obligations quickly and easily. The UltiPro solution saves payroll staff time by eliminating the administrative burdens associated with tax filing. UltiPro Payment Services enables businesses to deposit federal, state, and local tax payments for more than 10,000 active tax codes via electronic funds transfer or check and automates filing for monthly, quarterly, and annual tax returns.
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
UltiPro HR Service Delivery is suite of products for organizations to manage their HR service operations and communications while delivering content in context to employees and managers. UltiPro File Management and UltiPro Case Management are being introduced to Ultimate’s customers as a result of Ultimate’s acquisition of PeopleDoc made in the third quarter of 2018. Headquartered in Paris, France, PeopleDoc is a respected pioneer in HR Service Delivery.
UltiPro File Management. UltiPro Employee File Management makes it simple and convenient for HR team members to actively manage employee files, giving them the ability to create, access, share, or delete files at any time, from anywhere. New documents generated as part of an HR process or employee request are automatically sent to the correct employee file and can be accessed on demand. HR departments can easily reduce compliance risks with this solution’s ability to define retention schedules by document type and geography, provide reports on missing or expiring documents, and protect sensitive information with role-based access.

UltiPro Case Management. UltiPro Employee Case Management helps employees acquire the information and assistance they need from HR via a personalized knowledgebase or by submitting requests that are automatically routed to the appropriate HR team member for answering. Employees can search for and find answers to their HR-related questions at any time and from anywhere. HR can track and report on key metrics and monitor key performance indicators for insight into this HR service experience. Since requests submitted to HR by employees are automatically tracked and routed based on configurable, predefined workflows, organizations save time, increase efficiency, and deliver a better, more consistent employee experience.

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
Openness and Connectivity. We leverage widely adopted technology and industry standards for exposing data and functionality via application programming interfaces (APIs). Customers can access their HCM data based on these standard, open, and secured connections in order to link to their in-house systems, third-party cloud applications, and other systems that require data feeds such as benefits providers. Our UltiPro Carrier Network (UCN) leverages industry-leading solutions, allowing Ultimate to create standard, reusable connectors that support the unique data transfer requirements of individual benefits providers, simplifying both the development and maintenance of these connections. Ultimate also supports a number of partner integrations developed through our UltiPro Developer Network (UDN) and packaged connectors for solutions that expand or extend the functionality included in UltiPro. These packaged integrations include, but are not limited to: Yammer, a provider of enterprise social networking solutions; CERTPOINT, a provider of learning management solutions; and Ping Identity, which offers single-sign-on capabilities for business applications.
Domain-Driven, User-Centered Design. Our solution design approach includes domain-driven design, which provides a streamlined process for developing software with the complexities of an HCM domain in alignment with the principles of a service-oriented microservices architecture. A key focus of our user-centered design is to optimize the overall user experience of our customers and to maximize user engagement. We have invested significant resources in usability design and testing to create a consumer-grade experience that is flexible, responsive, and personalized. In the design of the user-experience, our emphasis is on how users want to use the product rather than the expectation that users will change their behavior to accommodate the product.
Omni-Channel User Experience. In addition to the user experience capabilities available through UltiPro’s web experience, the UltiPro mobile application available for iOS and Android devices provides employee and manager functions through native mobile interactions. Additionally, interactive capability-based functions are now available through a more conversational interface using UltiPro’s Slack integration.
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
Data Centers for Cloud Offering
Our cloud offering provides web-based access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. As a part of our cloud offering services, Ultimate provides the hardware, infrastructure, ongoing maintenance and backup services for our customers at eight data centers. The data center located near Atlanta, Georgia, is owned and operated by Quality Technology Services (“QTS”). The data centers located near Toronto and Vancouver, Canada, are owned and operated by Cyxtera Technologies ("Cyxtera") (formerly CenturyLink Technology Services ("CenturyLink") ). The data center located in Phoenix, Arizona, is owned and operated by Iron Mountain Data Centers, LLC (formerly IO Phoenix One, LLC). After the PeopleDoc acquisition, Ultimate also provides services to our customers at data centers (located near Ashburn, Virginia, Dallas, Texas, and Frankfurt, Germany), which are owned and operated by Rackspace US, Inc. (“Rackspace”) and a data center located near Paris, France which is owned and operated by Ecritel France (“Ecritel”).
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
Ultimate's use of the data center located near Phoenix, Arizona is governed by a License and Master Services Agreement dated February 27, 2012 (the "IO Phoenix Agreement,") with Iron Mountain Data Centers, LLC (formerly IO Phoenix One, LLC). Pursuant to the terms of the IO Phoenix Agreement, Ultimate has use of certain physical space within the data center for hosting Ultimate's hardware equipment, as well as Internet connectivity services. The IO Phoenix Agreement contains provisions relating to data security and access to the data center. Ultimate is guaranteed certain pricing terms through the initial term of the agreement and is committed to minimum usage levels for a period of at least 42 months from November 1, 2014, the effective date of an addendum entered into by both parties to extend the term of the original agreement. The IO Phoenix Agreement will automatically renew thereafter for additional terms of one year unless either party gives written notice prior to the completion of the applicable term that there will be no such renewal. Ultimate must give written notice within 60 days while IO Phoenix must give written notice within 120 days.
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
Customer Services
Ultimate’s customer services department has a history of being recognized by third-parties for excellence. In 2018, Customer Sales and Services World Awards named Ultimate Customer Service Department of the Year, a Gold winner. At the same time, Ultimate also earned a Silver Stevie Award for Customer Service Department of the Year. In 2017, the National Customer Service Association named Ultimate’s services team the Service Organization of the Year in the large business category, the Innovation Award Network Products Guide named Ultimate’s team the Best Customer Service Department of the Year, and Stevie Awards honored our team with a People’s Choice Award for Favorite Customer Service in the Computer Services category. In 2016, the Technology Services Industry Association recognized our services team for “Innovation in Transformation of Support Services” in its TSIA Star Awards.

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
Professional Services. Ultimate's professional services include system setup and launch (i.e., implementation), executive relationship management (“ERM”), and knowledge management (or training) services. We believe that our setup and launch consulting services are differentiated from those of other vendors by speed, predictability and completeness. Our successful record with rapid solution launches for our customers is due, we believe, to our standardized methodology, consultants, highly configurable product functionality, and comprehensive conversion and integration tools.
Ultimate has a primarily long-tenured team of functional and technical consultants who are dedicated to assisting customers with rapid deployments. In addition, we provide our customers with the opportunity to participate in formal training programs conducted by our learning team (on-site and virtual), including online self-paced courses, "Quick Tours," and on-demand training. Training programs are designed to increase our customers' ability to use the full functionality of our products, thereby maximizing the value of our customers' investments. Courses are designed to align with the stages of product launch and to give attendees hands-on experience with UltiPro. Trainees learn such basics as how to enter new employee information, set up benefit plans and generate standard reports, as well as more complex processes such as defining company rules, configuring the system and creating custom reports. Ultimate maintains training facilities in Atlanta, Georgia; Schaumburg, Illinois; Santa Ana, California; and at our headquarters in Weston, Florida. Ultimate rents training facilities in other locations, such as Dallas, Texas; Toronto, Canada; Montreal, Canada; Vancouver, Canada; and other cities on an as-needed basis. After our customers have processed their first live payroll using UltiPro (referred to as going “Live”) and have been turned over to our customer support and maintenance program, we assign a customer relationship manager to the account to assist customers obtaining maximum value of the UltiPro solution, connect with other Ultimate users and advanced business analytics. The ERM team also focuses a large portion of its time on customer retention, which is an important aspect of Ultimate's long-term business model.
Customer Support. We offer comprehensive and on-going support services to all our UltiPro customers. Ultimate had a recurring-revenue, customer-retention rate of approximately 96% in 2018. Ultimate's customer support services include: software updates that reflect tax and other legislative changes; a named customer service representative; telephone support 24 hours a day, 7 days a week; unlimited access to Ultimate's employee tax center on the web; seminars on year-end closing procedures; a customer blog; and periodic newswire emails. In addition, our customer support services team maintains a Customer Success Portal for our customers where customers can submit inquiries and service requests as well as search a knowledge base of information for instant answers to questions, holds an annual national user conference and arranges for Ultimate professionals to attend smaller, user-organized user group meetings on a routine basis throughout the United States.
Customers

As of December 31, 2018, Ultimate provides our solutions to more than 5,600 customers, and we have more than 48 million people records in our cloud, including the customers and people records we added with the PeopleDoc acquisition. Ultimate's customers represent a wide variety of industries, including manufacturing, food services, sports, technology, finance, insurance, retail, real estate, transportation, communications, healthcare and other services. For each of the three years ended December 31, 2018, no customer accounted for more than 10% of our total revenues.
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
Backlog
Backlog consists of our UltiPro cloud-based solutions under signed contracts for which the services have not yet been delivered. Our backlog amounts include the full contract value of sales to our customers that have not yet processed their first payroll using UltiPro and are not indicative of the annual recurring revenue value of such sales. Backlog can vary from one year to the next when the average contract period fluctuates significantly. At December 31, 2018, Ultimate had backlog of $522.1 million compared with $456.2 million as of December 31, 2017. Ultimate expects to fill approximately $441.7 million of the backlog during 2019. Ultimate does not believe that backlog is a meaningful indicator of sales that can be expected for any future period. There can be no assurance that backlog at any point in time will translate into revenue in any subsequent period.
Employees
As of December 31, 2018, Ultimate employed 5,113 people, including the employees we added with the PeopleDoc acquisition. Ultimate believes that our leadership's relationships with employees are good. This belief is validated by Ultimate’s #1 ranking in the large company category of Fortune magazine’s 2018 and 2019 lists of Best Workplaces in Technology, our fourth consecutive year to be recognized as #1, and Ultimate's #3 ranking on Fortune's 2018 list of 100 Best Companies to Work

For, our seventh year to be ranked in the top 15, as well as our #3 ranking on People magazine's 2018 list of Companies That Care. Also in 2018 Fortune ranked Ultimate #1 on its list of 100 Best Workplaces for Women and #1 on its list of 100 Best Workplaces for Millennials, Ultimate's second year to earn the top spot. Ultimate has a history of good employee relationships as confirmed by consistently high ratings of our workplace culture by third parties over the years. In 2017, in addition to the multiple-year rankings noted above, Ultimate was ranked by Fortune magazine and Great Place to Work as: #2 on 100 Best Workplaces for Women, #3 on Best Workplaces for Diversity, #2 on 50 Best Workplaces for Parents, and #7 on 50 Best Workplaces for Giving Back. As far back as 2008 and 2009, when Ultimate was a smaller company, the Great Place to Work Institute ranked Ultimate the #1 Best Place to Work in America among medium-sized companies for both years. When Ultimate exceeded 1,000 employees in size and became eligible for Fortune’s large company lists, Fortune ranked Ultimate #25 on its 2012 100 Best Companies to Work For list, #9 on its 2013 list, #20 on its 2014 list, #21 on its 2015 list, and #15 on its 2016 list. However, we know competition for qualified employees in the technology sector and Ultimate's HCM industry, in particular, is intense. Ultimate’s management team recognizes that our future success will depend, in part, on our continued ability to attract, hire and retain qualified people.
Available Information
Ultimate's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports and any registration statements, including but not limited to registration statements on Form S-3, are available free of charge on Ultimate's website at www.ultimatesoftware.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). Information contained on or accessible through Ultimate's website is not part of this Form 10-K. The SEC maintains an Internet site that contains the reports, proxy and information statements and other information regarding us that we file with the SEC. You can access the SEC's website at www.sec.gov.
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
The Merger is subject to various closing conditions and other risks which may cause the Merger to be delayed or not completed at all or have other adverse consequences.
The Merger is subject to various closing conditions that must be satisfied or waived to complete the Merger. There can be no assurance that these conditions will be satisfied or waived or that the Merger will be completed in a timely manner or at all. Failure to satisfy or obtain waivers of any closing condition may jeopardize or delay the completion of the Merger and result in additional expenditures of money and resources including, but not limited to, the adverse impact of a termination fee of up to $331 million payable by Ultimate under certain circumstances specified in the Merger Agreement. The Merger also is subject to approval by Ultimate’s stockholders. There is no assurance that Ultimate’s stockholders will approve the Merger. In addition, the Merger is contingent upon the receipt of certain regulatory clearances or approvals. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or prevent the closing of the Merger. If the Merger is not completed for any reason, the price of our Common Stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated and our stockholders will not receive any payment for their shares in connection with the Merger. Instead, Ultimate would, in such case, remain an independent public company, and its shares will continue to be traded on the NASDAQ.
Legal proceedings instituted against Ultimate and others relating to the Merger Agreement also could delay or prevent the Merger from becoming effective within the agreed upon timeframe. In addition, we may elect to terminate the Merger Agreement in certain circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger before or after stockholder approval. Further, uncertainty among our employees about their future roles after the completion of the Merger may impair our ability to attract, retain and motivate key personnel, and the pending finalization of the Merger may disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. The adverse consequence of the pending finalization of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
We have incurred, and will continue to incur, significant transaction and related costs in connection with the Merger.
We have incurred and expect to continue to incur a number of costs associated with completing the Merger. Such costs include the payment of certain fees and expenses incurred in connection with the Merger, including legal and other professional advisory fees. The substantial majority of these costs will be non-recurring expenses and will primarily consist of transaction costs related to the Merger. Additional unanticipated costs also may be incurred.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, amend our organizational documents, incur indebtedness and settle litigation. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, which may as a result materially adversely affect our business, results of operations and financial condition.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent and/or reimburse Parent for its expenses. These costs could require us to use cash that would have otherwise been available for other uses and/or incur debt to pay such fees.
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of up to $331 million to Parent. If the Merger Agreement is terminated, and we are required to pay a termination fee, we may incur debt to pay such fees. For these and other reasons, termination of the Merger Agreement could materially adversely affect our business operations and financial results, which in turn would materially and adversely affect the price of our common stock.
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
Our expectations for recurring revenue growth are typically established based on combinations of actual sales production (for those units that have been previously sold but have not yet gone Live) and expected future sales production, together with expectations as to the Time-to-Live periods. Estimates for Time-to-Live periods are usually based on (i) specific estimates (for certain backlog sales) provided by our field personnel, which estimates include factors and assumptions that are not within the control of our field personnel; and (ii) estimates for Time-to-Live periods for other cloud sales (including backlog sales without specific estimates at that point in time), as well as expected sales, which are typically based on assumptions derived from our historical Time-to-Live periods.  These estimates are adjusted periodically, and prospectively, based on management’s assessment of Time-to-Live for backlog sales at that point in time. Factors that could impact the estimates for Time-to-Live periods include, but are not limited to, customer size (as larger customers may have longer implementations, tend to go Live on more UltiPro features and have more interface and integration requirements), and the number of complementary products sold in addition to UltiPro to a single customer, which in some cases involve customers’ desire to go Live on all products at once, as compared with UltiPro first followed by complementary products.

To the extent there are changes in the underlying assumptions which drive Ultimate’s expected revenue growth from cloud sales, which include, but are not limited to, actual sales production achieved and changes in Time-to-Live periods, our recurring revenues and services revenues, as reported in our consolidated statements of income, could differ materially from levels we expected to achieve.
A systems failure or other service interruption at the data center owned and managed by QTS, the data centers owned and managed by Cyxtera (formerly known as CenturyLink), and the data center owned and managed by Iron Mountain Data Centers, LLC (formerly IO Phoenix One, LLC) and used for our hosting services could result in substantial expense to us, loss of customers and claims by our customers for damages caused by any losses they incur.
We offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers in the United States at a data center owned and operated by QTS, at a location near Atlanta, Georgia and at a data center owned and operated by Iron Mountain Data Centers, LLC (formerly IO Phoenix One, LLC) near Phoenix, Arizona. We also offer hosting services, which include hardware, infrastructure, ongoing maintenance and back-up services, to our customers with employees exclusively in Canada at two data centers owned and operated by Cyxtera (formerly known as CenturyLink), one near Toronto, Canada and one near Vancouver, Canada.
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
The trading price of our Common Stock has fluctuated widely in the past and may do so in the future, as a result of a number of factors, many of which are outside our control, such as:

•	The volatility inherent in stock prices within the sector in which we conduct business;

•	The volume of trading in our Common Stock, including sales upon exercise of outstanding stock options and upon the vesting of restricted stock and restricted stock units;

•	Failure to achieve earnings expectations;

•	Changes in our earnings estimates by analysts;

•	Variations in our actual and anticipated operating results, including, but not limited to, prospective financial guidance provided by Ultimate to our investors and research analysts; and

•	Our ability to complete the Merger, and realize the anticipated benefits from the Merger; and

•	The diversion of management and employee time, the use of resources, and the incurrence of significant costs in seeking to complete the Merger;

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
International operations are subject to risks associated with operating outside of the United States.  During the fourth fiscal quarter of 2006, we began operating in Canada (through the formation of a wholly-owned Canadian subsidiary).  During 2018, we continued to grow our operations in Canada and Singapore, and began operating in Europe through the acquisition of PeopleDoc SAS.  The financial impact of our international operations to our overall business has been insignificant to date.  However, over time, our international operations may grow and increase their significance to our business.  Sales to international customers subject us to a number of risks, including foreign currency fluctuations, unexpected changes in regulatory requirements for software, international economic and political instability, compliance with multiple, conflicting, and changing governmental laws and regulations, difficulty in staffing and managing foreign operations, international tax laws, potentially weaker protection for our intellectual property than in the United States, and difficulties in enforcing such rights abroad.  If sales to any of our customers outside of the United States are delayed or canceled because of any of the above factors, our revenue may be negatively impacted.
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

Item 1B.  Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, which includes executive offices, operations and product development facilities, is located in Weston, Florida, and consists of approximately 345,000 square feet of leased space in multiple buildings, and one owned facility consisting of approximately 5,000 square feet. In addition, we and/or our wholly owned foreign subsidiaries lease office space in various locations throughout North America, Europe and Asia totaling approximately 360,000 square feet. We operate data centers in North America and Europe pursuant to various co-location license arrangements.
Currently, we also lease or license satellite offices for certain field personnel in various locations throughout North America and, to a much lesser extent, internationally.
We believe that our existing facilities are suitable and adequate for our current operations for the next 12 months although we expect to expand our facilities capacity at our corporate headquarters and in certain field locations during fiscal 2019 to support our continued growth. We further believe that suitable space will be available as needed to accommodate any expansion of our operations on commercially reasonable terms.
Item 3.   Legal Proceedings
From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on our operating results or financial condition.
Item 4.  Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information.  Ultimate's Common Stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ULTI." As of February 19, 2019, we had approximately 66 holders of record, representing approximately 4,689 stockholder accounts.

Performance Graph.  The following graph compares the cumulative total stockholder returns on Ultimate’s Common Stock for the five year period covering December 31, 2013-December 31, 2018, on an annual basis, with the cumulative total return of the NASDAQ Composite Index and the RDG Software Composite Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The Ultimate Software Group, Inc., the NASDAQ Composite Index
and the RDG Software Composite Index

$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
The Ultimate Software Group, Inc.
NASDAQ Composite
RDG Software Composite

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
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
As of December 31, 2018, Ultimate had purchased 4,657,995 shares of our Common Stock under the Stock Repurchase Plan, with 1,342,005 shares available for repurchase in the future.

The number of shares of Common Stock repurchased by us during the three months ended December 31, 2018 is as indicated below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2018	14 (1)	$295.69	4,657,995	1,342,005
November 1 – 30, 2018	34,864 (1)	$258.39	4,657,995	1,342,005
December 1 – 31, 2018	360 (1)	$238.59	4,657,995	1,342,005
(1) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

Item 6.   Selected Financial Data
The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Ultimate’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The consolidated statements of income data presented below for each of the years in the three-year period ended December 31, 2018 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our Consolidated Financial Statements included elsewhere in this Form 10-K. The years ended December 31, 2016, 2015, and 2014 were revised in connection with an immaterial correction of prior period financial statements. See Note 18 in our Notes to Consolidated Financial Statements for further discussion.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Income: (in thousands, except per share data)
Revenues:
Recurring	$997,066	$802,300	$654,199	$516,400	$419,771
Services	143,478	138,429	127,092	101,681	86,165
Total revenues	1,140,544	940,729	781,291	618,081	505,936
Cost of revenues:
Recurring	273,165	210,560	172,676	138,587	117,700
Services	158,569	143,140	127,433	99,948	85,939
Total cost of revenues	431,734	353,700	300,109	238,535	203,639
Gross profit	708,810	587,029	481,182	379,546	302,297
Operating expenses:
Sales and marketing	285,293	269,781	224,416	169,664	117,033
Research and development	203,729	150,583	120,650	93,671	83,542
General and administrative	139,192	122,119	94,432	72,893	47,379
Total operating expenses	628,214	542,483	439,498	336,228	247,954
Operating income	80,596	44,546	41,684	43,318	54,343
Other (expense) income:
Interest expense and other, net	(693)	(813)	(717)	(491)	(353)
Other income, net	3,458	397	451	256	339
Total other income (expense), net	2,765	(416)	(266)	(235)	(14)
Income before income taxes	83,361	44,130	41,418	43,083	54,329
Provision for income taxes	(18,221)	(30,075)	(12,178)	(28,825)	(13,640)
Net income	65,140	14,055	29,240	14,258	40,689

Net income per share: (1)
Basic	$2.11	$0.47	$1.01	$0.50	$1.44
Diluted	$2.06	$0.46	$0.96	$0.48	$1.39

Weighted average shares outstanding: (1)
Basic	30,854	29,791	28,976	28,634	28,293
Diluted	31,578	30,799	30,414	29,721	29,343

Balance Sheet Data: (in thousands)	As of December 31,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$151,247	$155,685	$73,773	$109,325	$108,298
Corporate investments in marketable securities	10,741	9,434	24,088	20,058	10,156
Total assets	1,920,717	1,377,211	1,134,688	1,448,689	1,181,859
Deferred revenue	239,949	198,861	173,976	145,727	109,705
Long-term borrowings, including capital lease obligations	6,239	8,727	3,985	3,665	3,759
Stockholders’ equity	$844,978	$518,025	$414,215	$317,186	$263,310
________________________________

(1)	See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the computation of net earnings per share.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition.  This discussion should be read in conjunction with our Consolidated Financial Statements and Notes that are included in this Form 10-K.  Also, the discussion of Critical Accounting Policies in this section is an integral part of the analysis of our results of operations and financial condition.
Business Overview
With offices in the United States, Canada, France, Germany, England, and Singapore, Ultimate Software is a leading provider of cloud-based human capital management solutions—often referred to as human capital management ("HCM")—and employee experience solutions. Ultimate's UltiPro product suite is a comprehensive, engaging solution that has human resources ("HR") and payroll at its core and includes benefits management, talent acquisition, talent management, time management, and global people management functionality available in 14 languages with 61 country-specific localizations. Ultimate also offers a-la-carte employee experience solutions, such as HR Service Delivery and "Perception," an employee-sentiment analysis solution.
Ultimate's solutions are delivered via software-as-a-service ("SaaS"), now more commonly known as cloud computing, to organizations with employees in the United States, Canada, Europe, Asia Pacific, and other global locations. At the close of 2018, we had more than 5,600 organizations as customers and more than 48 million people records in our cloud environment. We attained our leadership position, we believe, through our exclusive focus on solutions that help companies manage their employees in an engaging way. Key factors in our success have been our people-centric product design, cloud technology, and strong customer relationships nurtured by our services team and throughout the Ultimate organization.
UltiPro is designed to deliver the functionality businesses need to manage the complete employee life cycle from recruitment to retirement and to facilitate high levels of employee engagement with their employers and one another. The solution includes unified feature sets for talent acquisition and onboarding, HR service delivery and management, compliance, benefits management and online enrollment, payroll, performance management, employee engagement surveying, compensation management with salary planning, budgeting, incentive award planning, succession management, learning management, reporting and analytical decision-making and predictive tools, and time capture, scheduling, attendance tracking, and absence accruals. UltiPro has role-based features for HR professionals, executives, managers, administrators, and employees whether they are in or out of the office, including access to business-critical information and functions on mobile devices such as the iPhone, iPad, and Android smartphones and tablets.
Our customers tell us that UltiPro helps them to streamline talent management, HR and payroll processes to significantly reduce administrative and operational costs while also empowering them to manage and develop the talent in their workforces more strategically. UltiPro provides our customers intelligent tools and insights for engaging workforces and understanding organizational dynamics, analyzing trends for better decision making, identifying high-performing talent, predicting who future high-performers and what retention risks will be with a high degree of accuracy, finding critical information quickly and performing routine business activities efficiently.
Our cloud offering of UltiPro provides web-based and mobile access to comprehensive HCM functionality for organizations that want to simplify delivery and support of their business applications. We have found that UltiPro is attractive to companies that want to focus on their core competencies to increase sales and profits while we supply and manage the hardware, infrastructure, ongoing maintenance, and backup services for our customers.
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
In addition to UltiPro's HCM functionality, our customers have the option to purchase a number of additional capabilities on a per-employee-per-month (“PEPM”) basis, which are available to enhance and complement the core functionality of UltiPro and which are based on the particular business needs of our customers. These optional UltiPro capabilities currently include (i) the talent acquisition suite (recruitment and onboarding); (ii) the talent management suite

(performance management, talent predictors, and succession management); (iii) learning management; (iv) employee engagement surveys; (v) compensation management; (vi) benefits enrollment; (vii) time and scheduling management; (viii) payment services; (ix) wage attachments; (x) HR service delivery; and (xi) other optional features (collectively, “Optional Capabilities”).
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

The key drivers of our business are (i) growth in recurring revenues; (ii) operating income, excluding non-cash stock-based compensation, amortization of acquired intangibles, and transaction costs for business combinations ("Non-GAAP Operating Income"); and (iii) retention of our customers once our solutions are sold (“Customer Retention”). For the year ended December 31, 2018, our (i) recurring revenues grew by 24.3%, compared with the same period in 2017, and (ii) Non-GAAP Operating Income was $234.1 million, or 20.5% of total revenues, as compared with $194.1 million, or 20.6% of total revenues, for the same period in 2017. For the year ended December 31, 2017, our (i) recurring revenues grew by 22.6%, compared with the same period in 2016, and (ii) Non-GAAP Operating Income was $194.1 million or 20.6% of total revenues, as compared with $157.6 million, or 20.2% of total revenues, for the same period in 2016. As of December 31, 2018, our Customer Retention, on a trailing twelve-month basis, was approximately 96% for our recurring revenue cloud customer base. See “Non-GAAP Financial Measures” below.
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

Merger Agreement

On February 3, 2019, Ultimate entered into the Merger Agreement with Parent and Merger Sub. Pursuant to the Merger Agreement, Ultimate would be acquired by an investor group led by HF, a leading private equity investment firm, in an all-cash transaction for $331.50 per share in cash (representing an aggregate value of approximately $11 billion), after which Ultimate would operate as a privately held company. See Part I, Item 1A and “Risk Factors” for additional information.

Acquisition

On July 26, 2018, Ultimate, PeopleDoc SAS, a simplified joint-stock company (société par actions simplifiée) organized under the laws of France (“PeopleDoc”) and certain shareholders of PeopleDoc, entered into a Share Purchase Agreement (the “Purchase Agreement”) and on July 27, 2018, the parties consummated the transactions contemplated by the

Purchase Agreement and Ultimate acquired PeopleDoc. PeopleDoc, a pioneer in HR Service Delivery, is based in Paris, France, and has more than 1,000 customers with users in 180 countries. The addition of the PeopleDoc HR Service Delivery platform will further Ultimate's mission to improve the employee experience by offering new, person-centric features, such as an online employee help center, HR case management, and employee file management. See Note 4 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies & Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Such estimates include, but are not limited to, revenue recognition, income taxes, and the valuation of deferred tax assets, long-lived assets and acquired intangible assets through business combinations. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from those estimates under different assumptions or conditions.
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
Revenue Recognition
Effective January 1, 2018, we recognize revenues in accordance with Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). The core principle of Topic 606 is that revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. To achieve the core principle of Topic 606, we perform the following steps:
1)    Identify the contract(s) with a customer;
2)    Identify the performance obligations in the contract;
3)    Determine the transaction price;
4)    Allocate the transaction price to the performance obligations in the contract; and
5)    Recognize revenue when (or as) we satisfy a performance obligation.

The significant majority of our two major revenue sources, recurring and services, is derived from contracts with customers. Recurring revenues are primarily related to our subscription-based SaaS performance obligations. Services revenues are primarily related to implementation services for our SaaS customers (including services typically billed on a time and materials basis) and, to a much lesser extent, fees for other services, including the provision of payroll-related forms, sales of time clocks and the printing of W-2 and Affordable Care Act ("ACA") forms for certain customers, as well as certain client reimbursable out-of-pocket expenses ("Other Services"). Fees charged to subscription-based SaaS performance obligations are each priced on a per-employee-per-month (“PEPM”) basis for a given calendar month based on usage, and fees charged for implementation services are typically priced on a fixed fee basis for activating the product offering. Our SaaS subscription revenues are satisfied over time, because they are simultaneously received and consumed by the customer. Our activation services revenues are satisfied over time because they are simultaneously received and consumed by the customer.

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
Customers also enter into contracts for services billed on a time and materials basis and Other Services. Time and materials services are satisfied over time because the customer simultaneously receives and consumes the benefit as we perform. Services revenues for time and materials work are recognized in the period performed. Fees from Other Services substantially include the provision of payroll-related forms, sales of time clocks and printing services for certain customers. For these Other Services, revenue is recognized at a point in time, upon shipment which is when control of the goods and services transfers to the customer.

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
At December 31, 2018, our goodwill totaled $219.9 million and our identifiable net intangible assets totaled $144.4 million. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  We consider both market and discounted cash flow approaches to determine the fair value of the reporting unit.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment test of goodwill as of December 31, 2018, and 2017.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for our reporting unit was required.
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

Results of Operations
The following table sets forth the consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated. The year ended December 31, 2016 was revised in connection with an immaterial correction of prior period financial statements. See Note 18 of the Notes to Consolidated Financial Statements for further discussion.

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Recurring	87.4%	85.3%	83.7%
Services	12.6	14.7	16.3
Total revenues	100.0	100.0	100.0
Cost of revenues:
Recurring	24.0	22.4	22.1
Services	13.9	15.2	16.3
Total cost of revenues	37.9	37.6	38.4
Gross profit	62.1	62.4	61.6
Operating expenses:
Sales and marketing	25.0	28.7	28.7
Research and development	17.8	16.0	15.5
General and administrative	12.2	13.0	12.1
Total operating expenses	55.0	57.7	56.3
Operating income	7.1	4.7	5.3
Other income (expense):
Interest expense and other, net	—	—	(0.1)
Total other expense, net	0.2	—	0.1
Total other income (expense), net	0.2	—	—
Income before income taxes	7.3	4.7	5.3
Provision for income taxes	(1.6)	(3.2)	(1.6)
Net income	5.7%	1.5%	3.7%
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2018	2017
Cost of recurring revenues	$16,087	$11,931
Cost of services revenues	9,472	7,909
Sales and marketing	71,641	75,428
Research and development	16,275	12,026
General and administrative	26,878	39,133
Total stock-based compensation expense	$140,353	$146,427

Comparison of Fiscal Years Ended December 31, 2018 and 2017

Revenues
Our revenues are derived from recurring revenues and services revenues.  See “Revenue Recognition” above for further discussion of Ultimate’s revenue sources and its method of accounting for each of them.
Total revenues increased 21.2% to $1,140.5 million for 2018 from $940.7 million for 2017.
Recurring revenues, primarily consisting of subscription revenues from cloud-based UltiPro, increased 24.3% to $997.1 million for 2018 from $802.3 million for 2017.  The increase in recurring revenues for 2018 was primarily based on the revenue impact of incremental units sold to customers that have processed their first payroll using UltiPro (or gone "Live") since December 31, 2017, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.
Our annual revenue customer retention rate for our recurring revenue cloud customers was approximately 96% at the end of 2018 (calculated on a 12-month rolling basis) which compares to approximately 96% at the end of 2017. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.
Services revenues increased 3.6% to $143.5 million for 2018 from $138.4 million for 2017. The increase in services revenues for the year was primarily due to additional implementation revenues to support increased sales, from both Ultimate's implementation consultants as well as third party implementation partners and, to a lesser extent, an increase in Other Services revenues mainly attributable to our print services for certain customers.
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
Total cost of revenues increased 22.1% to $431.7 million for 2018, from $353.7 million for 2017.
Cost of recurring revenues increased 29.7% to $273.2 million for 2018 from $210.6 million for 2017.  The $62.6 million increase in the cost of recurring revenues for the year was primarily due to increases in both cloud costs and Customer Support costs, as described below, and, to a lesser extent, increased amortization of capitalized software costs from the development project to be sold in the future as a cloud product only (the "Development Project") which resulted from other product modules becoming available for their intended use.

•
For the year ended December 31, 2018, the increases in cloud costs were principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations.

•	The increase in Customer Support costs for the year ended December 31, 2018 was primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.
Cost of services revenues increased 10.8% to $158.6 million for 2018 from $143.1 million for 2017.  The $15.4 million increase in cost of services revenues was primarily due to an increase in the cost of implementation, including higher labor and related costs and, to a lesser extent, the increased use of third-party implementation partners.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 5.7% to $285.3 million for 2018 from $269.8 million for 2017.  The $15.5 million increase in sales and marketing during 2018 was primarily due to increased labor and related costs (including the impact of an increase in sales personnel) and, to a lesser extent, higher advertising and marketing expenses, partially offset by lower sales commissions resulting from the adoption of Topic 606 due to the longer amortization period under this new standard. Effective January 1, 2018, we adopted the requirements Topic 606 resulting in a change in the amortization period of deferred incremental commission costs from 2 - 3 years under Topic 605, to 7 years under Topic 606. The 7 year amortization period is based on analyzing our customer contract term periods and our customer life, taking into consideration technological changes for our UltiPro product offering. Deferred incremental commission costs are amortized on a systemic basis, consistent with the pattern of transfer of the goods or services to which the asset relates.

Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 35.3% to $203.7 million in 2018 from $150.6 million in 2017.  The $53.1 million increase in research and development expenses during 2018 was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. For the years ended December 31, 2018 and 2017, we capitalized $54.0 million (including $3.5 million in non-cash stock-based compensation) and $52.6 million (including $4.0 million in non-cash stock-based compensation), respectively, of computer software development costs related to the Development Project. The capitalized costs for the Development Project were primarily from direct labor costs and, to a lesser extent, third party consulting fees for the years ended December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, there was $9.9 million and $4.4 million, respectively, of amortization associated with certain product modules of the Development Project which were ready for their intended use. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as facility costs, external professional fees and the provision for doubtful accounts. General and administrative expenses increased by 14.0% to $139.2 million for 2018 from $122.1 million for 2017.  The $17.1 million increase in general and administrative expenses during 2018 was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, increased professional fees and an increase in the provision for doubtful accounts.
Provision for Income Taxes
In 2018, based on pre-tax income, we had income tax expense of $18.2 million as compared with $30.1 million in 2017. The decrease in income tax expense of $11.9 million was attributable to the revaluation in the federal statutory tax rate from 35% to 21% effective January 1, 2018 due to the passing of the federal Tax Cuts and Jobs Act by the federal government on December 22, 2017 and a reduction in the Summary of Interpretation No. 48 ("FIN 48") reserve attributable to an IRS examination settled in 2018.
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
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 20.2% to $269.8 million for 2017 from $224.4 million for 2016.  The $45.4 million increase in sales and marketing during 2017 was primarily due to increased labor and related costs (including the impact of an increase in sales personnel, primarily in our mid-market and strategic sales channels, and higher sales commissions) and higher advertising and marketing expenses, which included media advertising. Included in the increased labor and related costs for 2017 was a portion of certain non-cash, stock-based compensation expenses relating to the revisions and terminations of our change in control plans ("CIC Plans"). Prior to the adoption of Topic 606 on January 1, 2018, commissions on subscription-based cloud sales were are amortized over the initial contract term (typically 24 to 36 months) typically commencing on the Live date.
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
Provision for Income Taxes
In 2017, based on pre-tax income, we had income tax expense of $30.1 million as compared with $12.2 million in 2016. The increase in income tax expense of $17.9 million was attributable to the revaluation of the net deferred tax asset balance from the reduction in federal statutory tax rates per the enactment of the federal Tax Cut and Jobs Act (the "Tax Act"), passed in December 2017. The Tax Act made broad and complex changes to the U.S. tax code including but not limited to reducing the federal statutory tax rate from 35% to 21%, effective January 1, 2018. During the quarter ended December 31, 2017, we adjusted the statutory federal and state income tax rates to our net deferred tax assets. The remaining increase to income tax expense was due to an increase in non-deductible expenses, primarily stock-based compensation, and a resulting higher ratio of non-deductible expenses to pre-tax income.  Ultimate recorded $4.5 million and $4.0 million of research and development tax credit carryforwards during the years ended December 31, 2017 and December 31, 2016, respectively.
Quarterly Results of Operations
The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2018 and 2017. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented.
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

Quarters Ended	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
(In thousands, except per share data)
	(Unaudited)
Revenues:
Recurring	$266,444	$254,580	$239,458	$236,587	214,112	203,059	195,147	189,981
Services	38,359	33,247	31,704	40,168	37,319	33,054	29,545	38,510
Total revenues	304,803	287,827	271,162	276,755	251,431	236,113	224,692	228,491
Cost of revenues:
Recurring	72,434	71,243	66,623	62,865	55,394	52,558	52,539	50,069
Services	40,141	40,571	35,949	41,908	35,659	36,136	31,715	39,631
Total cost of revenues	112,575	111,814	102,572	104,773	91,053	88,694	84,254	89,700
Gross profit	192,228	176,013	168,590	171,982	160,378	147,419	140,438	138,791
Operating expenses:
Sales and marketing	75,812	72,077	66,207	71,197	68,339	65,066	67,015	69,360
Research and development	55,588	51,163	50,004	46,974	41,013	38,415	34,997	36,158
General and administrative	37,939	37,261	32,270	31,722	30,983	29,459	31,472	30,204
Total operating expenses	169,339	160,501	148,481	149,893	140,335	132,940	133,484	135,722
Operating income	22,889	15,512	20,109	22,089	20,043	14,479	6,954	3,069
Other income (expense):
Interest expense and other, net	(128)	(268)	(100)	(197)	(129)	(239)	(165)	(280)
Other income, net	922	1,353	794	385	34	57	81	226
Total other income (expense), net	794	1,085	694	188	(95)	(182)	(84)	(54)
Income before income taxes	23,683	16,597	20,803	22,277	19,948	14,297	6,870	3,015
(Provision) benefit for income taxes	(10,303)	488	(7,123)	(1,283)	(22,005)	(9,954)	(2,341)	4,225
Net income (loss)	$13,380	$17,085	$13,680	$20,994	$(2,057)	$4,343	$4,529	$7,240

Earnings (loss) per share:
Basic	$0.43	$0.55	$0.45	$0.69	$(0.07)	$0.15	$0.15	$0.25
Diluted	$0.42	$0.54	$0.44	$0.67	$(0.07)	$0.14	$0.15	$0.24

Weighted average shares outstanding:
Basic	31,304	31,077	30,619	30,404	30,021	29,848	29,751	29,538
Diluted	31,976	31,775	31,113	31,105	30,021	30,770	30,623	30,497
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
As of December 31, 2018, we had $162.0 million in cash, cash equivalents and short-term corporate investments in marketable securities, reflecting a net decrease of $3.1 million since December 31, 2017.  The total decrease in cash was primarily from $74.4 million of cash used for the acquisition of PeopleDoc, cash purchases of property and equipment (including principal payments on financed equipment) of $80.6 million primarily consisting of $50.5 million in capitalized labor costs (excluding non-cash stock-based compensation of $3.5M) and third party consulting fees, paid in cash, associated with the Development Project, and cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $64.8 million, partially offset by cash provided by operations of $223.9 million and proceeds from the issuances of Common Stock from employee and nonemployee director stock option exercises of $3.3 million.
Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors related to our operations, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, other costs of operations, as well as systems development and programming costs. Net cash provided by operating activities increased $9.9 million during 2018 as compared with 2017. This increase was primarily due to an increase in operating income (after adjusting for the impact of non-cash expenses) of $51.1 million, partially offset by cash paid for working capital of $38.2 million.
Net cash used in investing activities was $209.9 million for 2018 as compared with net cash used in investing activities of $162.7 million for 2017.  The $50.3 million in cash paid from 2017 was primarily attributable to cash paid of $74.4 million for the acquisition of PeopleDoc, partially offset by a net change in funds received from our customers using the UltiPro payment services offering (“UltiPro Payment Services”) of $53.9 million and an increase in the maturities of marketable securities of $82.3 million (which includes the maturities for the period of $189.2 million of marketable securities originally purchased with funds held for customers in addition to our corporate funds).We invest our customer funds in available for sale securities along with our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations. The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.
Net cash used in financing activities was $15.5 million for 2018 as compared with net cash provided by financing activities of $29.8 million for 2017. The $45.2 million use in net cash for financing activities was primarily related to a decrease of $3.2 million in cash used to settle employee tax withholding liabilities upon the vesting of their restricted stock awards and restricted stock unit awards, a net use of $42.4 million in customer funds obligations for our UltiPro Payment Services, an increase in cash for the payments of other liabilities of $3.7 million, a decrease of $3.2 million in cash proceeds from the issuance of our Common Stock for stock option exercises, and in principal payments on capital lease obligations of $0.9 million.
Days sales outstanding (“DSO”), calculated on a trailing three-month basis, as of December 31, 2018 were 72 days as compared with 70 days as of December 31, 2017.
Deferred revenues were $239.9 million at December 31, 2018, as compared with $198.9 million at December 31, 2017 due to higher deferred recurring revenues as a result of increased sales.
We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
As of December 31, 2018, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.

Off-Balance Sheet Arrangements
We do not, and, as of December 31, 2018, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We exclude the following items from the non-GAAP financial measure, Non-GAAP Operating Income, as appropriate:
Stock-based compensation expense. Ultimate's non-GAAP financial measure of Non-GAAP Operating Income excludes non-cash stock-based compensation expense, which consists of expenses for restricted stock and stock unit awards recorded in accordance with Accounting Standards Codification 718, “Compensation - Stock Compensation.” For the years ended December 31, 2018, 2017 and 2016, stock-based compensation expense was $140.4 million, $146.4 million and $113.9 million, respectively, on a pre-tax basis. Stock-based compensation expense is excluded from the non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates the comparison of results of ongoing operations for current and future periods with such results from past periods. For GAAP net income periods, non-GAAP reconciliations are calculated on a diluted weighted average share basis.
Amortization of acquired intangible assets. In accordance with GAAP, operating expenses include amortization of acquired intangible assets over the estimated useful lives of such assets. For the years ended December 31, 2018, 2017 and 2016, the amortization of acquired intangible assets was $10.1 million, $3.1 million and $1.1 million, respectively. Amortization of acquired intangible assets is excluded from Ultimate's non-GAAP financial measures because it is a non-cash expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique acquisition histories.
Transaction costs related to business combinations. In accordance with GAAP, operating expenses include transaction costs for third-party professional services incurred in connection with business combinations. As we do not acquire or dispose of businesses on a predictable basis, the terms of each business combination are unique and can vary significantly from other business combinations. Significant expenses can be incurred in connection with a business combinations that we would not have otherwise incurred in the periods presented as part of our continuing operations. For the year ended December 31, 2018 there were $3.1 million of transaction costs incurred related to business combination. For the year ended December 31, 2017, there were no transaction costs incurred related to business combinations. For the year ended December 31, 2016 there were

$0.9 million of transaction costs incurred related to business combinations. Transaction costs related to business combinations are excluded from Ultimate's non-GAAP financial measures because it is an expense that Ultimate does not consider part of ongoing operations when assessing its financial performance. Ultimate believes that such exclusion facilitates comparisons to its historical operating results and to the results of other companies in the same industry, which have their own unique business combination histories.

	For the Year Ended
	2018	2017	2016
Non-GAAP operating income reconciliation:
Operating income	$80,596	$44,546	$41,684
Operating income, as a % of total revenues	7.1%	4.7%	5.3%
Add back:
Non-cash stock-based compensation expense	140,353	146,427	113,877
Non-cash amortization of acquired intangible assets	10,107	3,129	1,115
Transaction costs related to business combinations	3,059	—	874
Non-GAAP operating income	$234,115	$194,102	$157,550
Non-GAAP operating income, as a % of total revenues	20.5%	20.6%	20.2%

Contractual Obligations
As of December 31, 2018, Ultimate’s outstanding contractual cash obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital lease obligations (1)	$12,756	$6,787	$5,969	$—	$—
Other long-term obligations (2)	72,228	17,359	30,458	14,157	10,254
Other long-term liabilities (3)	4,792	4,792	—	—	—
Total contractual cash obligations	$89,776	$28,938	$36,427	$14,157	$10,254
_________________________

(1)
We lease certain computer equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2021. See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K for information regarding capital lease obligations.

(2)	Included in other long-term obligations were Ultimate’s leases for corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates.

(3)
Ultimate has an income tax payable related to the unrecognizable benefit of an uncertain tax position.  As of the date of this report, it is not reasonable to estimate the timing of this payment. Ultimate does not have any other long-term liabilities as of December 31, 2018.

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
As of December 31, 2018, total corporate investments in available-for-sale marketable securities were $10.7 million. As of December 31, 2018, total investments with customer funds in available-for-sale marketable securities were $284.3 million.
As of December 31, 2018, virtually all of the investments in Ultimate’s corporate portfolio and portfolio of investments with customer funds were at fixed rates (with a weighted average interest rate of 2.7% and 2.5% per annum, respectively).
To illustrate the potential impact of changes in interest rates, Ultimate has performed an analysis based on its December 31, 2018 consolidated balance sheet and assuming no changes in its investments.  Under this analysis, an immediate and sustained 100 basis point increase in the various base rates would result in a decrease in the fair value of Ultimate’s corporate portfolio of approximately $21 thousand over the next 12 months and a decrease in the fair value of Ultimate’s portfolio of investments with customer funds of approximately of $2.1 million over the next 12 months.  An immediate and sustained 100 basis point decrease in the various base rates would result in an increase in the fair value of Ultimate’s corporate portfolio of approximately $21 thousand over the next 12 months and an increase in the fair value of Ultimate’s portfolio of investments with customer funds of approximately $2.1 million over the next 12 months.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Ultimate Software Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenues and related costs for the year ended December 31, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018.

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

Fort Lauderdale, Florida
March 1, 2019

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$151,247	$155,685
Investments in marketable securities	10,741	9,434
Accounts receivable, net of allowance for doubtful accounts of $1,650 for 2018 and $900 for 2017	238,768	190,989
Prepaid expenses and other current assets	90,761	71,602
Total current assets before funds held for customers	491,517	427,710
Funds held for customers	618,206	563,062
Total current assets	1,109,723	990,772
Property and equipment, net	302,939	243,664
Goodwill	219,904	35,808
Intangible assets, net	144,411	20,862
Other assets, net	129,108	53,409
Deferred tax assets, net	14,632	32,696
Total assets	$1,920,717	$1,377,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,058	$16,099
Accrued expenses and other liabilities	154,383	60,394
Deferred revenue	238,940	197,088
Capital lease obligations	6,303	5,474
Total current liabilities before customer funds obligations	415,684	279,055
Customer funds obligations	619,230	564,031
Total current liabilities	1,034,914	843,086
Deferred revenue	1,009	1,773
Deferred rent	8,472	5,349
Capital lease obligations	5,739	4,477
Other long-term liabilities	500	4,250
Deferred income tax liability	25,105	251
Total liabilities	1,075,739	859,186
Commitments and contingencies (Note 17)
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 35,985,995 and 34,787,986 shares issued in 2018 and 2017, respectively	360	348
Additional paid-in capital	863,030	609,160
Accumulated other comprehensive loss	(14,574)	(5,912)
Accumulated earnings	207,521	125,788
	1,056,337	729,384
Treasury stock, 4,657,995 shares, at cost, for 2018 and 2017	(211,359)	(211,359)
Total stockholders’ equity	844,978	518,025
Total liabilities and stockholders’ equity	$1,920,717	$1,377,211
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Revenues:
Recurring	$997,066	$802,300	$654,199
Services	143,478	138,429	127,092
Total revenues	1,140,544	940,729	781,291
Cost of revenues:
Recurring	273,165	210,560	172,676
Services	158,569	143,140	127,433
Total cost of revenues	431,734	353,700	300,109
Gross profit	708,810	587,029	481,182
Operating expenses:
Sales and marketing	285,293	269,781	224,416
Research and development	203,729	150,583	120,650
General and administrative	139,192	122,119	94,432
Total operating expenses	628,214	542,483	439,498
Operating income	80,596	44,546	41,684
Other income (expense):
Interest expense and other, net	(693)	(813)	(717)
Other income, net	3,458	397	451
Total other income (expense), net	2,765	(416)	(266)
Income before income taxes	83,361	44,130	41,418
Provision for income taxes	(18,221)	(30,075)	(12,178)
Net income	$65,140	$14,055	$29,240

Net income per share:
Basic	$2.11	$0.47	$1.01
Diluted	$2.06	$0.46	$0.96

Weighted average shares outstanding:
Basic	30,854	29,791	28,976
Diluted	31,578	30,799	30,414
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$65,140	$14,055	$29,240
Other comprehensive (loss) income:
Unrealized gain (loss) on investments in marketable available for sale securities	366	(558)	(61)
Unrealized (loss) gain on foreign currency translation adjustments	(8,882)	1,529	843
Other comprehensive (loss) income, before tax	(8,516)	971	782
Income tax (provision) benefit related to items of other comprehensive income	(146)	140	24
Other comprehensive (loss) income, net of tax	$(8,662)	$1,111	$806
Comprehensive income	$56,478	$15,166	$30,046
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2015	33,261	$333	$463,609	$(7,829)	$42,747	4,468	$(181,674)	$317,186
Cumulative impact of adoption of ASU 2016-09					39,746			39,746
Net income	—	—	—	—	29,240	—	—	29,240
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(37)	—	—	—	(37)
Unrealized loss on foreign exchange	—	—	—	843	—	—	—	843
Shares acquired to settle employee tax withholding liability	—	—	(65,522)	—	—	—	—	(65,522)
Repurchases of Common Stock	—	—	—	—	—	190	(29,685)	(29,685)
Stock consideration for acquisitions	7	—	—	—	—	—	—	—
Issuances of Common Stock from exercises of stock options	183	2	4,657	—	—	—	—	4,659
Issuances of Common Stock from restricted stock releases	552	5	—	—	—	—	—	5
Non-cash stock-based compensation expense	—	—	117,780	—	—	—	—	117,780
Balance, December 31, 2016	34,003	$340	$520,524	$(7,023)	$111,733	4,658	$(211,359)	$414,215
Net income	—	—	—	—	14,055	—	—	14,055
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(418)	—	—	—	(418)
Unrealized gain on foreign exchange	—	—	—	1,529	—	—	—	1,529
Shares acquired to settle employee tax withholding liability	—	—	(68,034)	—	—	—	—	(68,034)
Issuances of Common Stock from exercises of stock options	230	2	6,563	—	—	—	—	6,565
Issuances of Common Stock from restricted stock releases	555	6	—	—	—	—	—	6
Non-cash stock-based compensation expense	—	—	150,107	—	—	—	—	150,107
Balance, December 31, 2017	34,788	$348	$609,160	$(5,912)	$125,788	4,658	$(211,359)	$518,025
Cumulative impact of adoption of Topic 606	—	—	—	—	16,593		—	16,593
Net income	—	—	—	—	65,140	—	—	65,140
Unrealized gain on investments in marketable securities available-for-sale, net of tax	—	—	—	220	—	—	—	220

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Unrealized loss on foreign exchange	—	—	—	(8,882)	—	—	—	(8,882)
Shares acquired to settle employee tax withholding liability	—	—	(64,806)	—	—	—	—	(64,806)
Stock consideration for acquisitions	595	6	172,159	—	—	—	—	172,165
Issuances of Common Stock from exercises of stock options	114	1	3,322	—	—	—	—	3,323
Issuances of Common Stock from restricted stock releases	489	5	—	—	—	—	—	5
Non-cash stock-based compensation expense	—	—	143,195	—	—	—	—	143,195
Balance, December 31, 2018	35,986	$360	$863,030	$(14,574)	$207,521	4,658	$(211,359)	$844,978

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$65,140	$14,055	$29,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,217	34,055	27,098
Provision for doubtful accounts	7,855	5,727	3,213
Non-cash stock-based compensation expense	140,353	146,427	113,877
Income taxes	16,131	28,607	11,208
Net amortization of premiums and accretion of discounts on available-for-sale securities	(666)	308	755
Changes in operating assets and liabilities:
Accounts receivable	(48,231)	(34,476)	(35,004)
Prepaid expenses and other current assets	(37,515)	(9,704)	(14,973)
Other assets	(27,495)	(5,977)	(16,325)
Accounts payable	(5,136)	2,580	5,850
Accrued expenses and deferred rent	31,633	7,498	7,403
Deferred revenue	32,585	24,885	27,179
Net cash provided by operating activities	223,871	213,985	159,521

Cash flows from investing activities:
Purchases of marketable securities	(279,926)	(168,006)	(207,676)
Maturities of marketable securities	204,140	121,857	123,895
Payments for acquisitions	(74,420)	(1,000)	(25,636)
Net change in money market securities and other cash equivalents held to satisfy customer funds obligations	20,370	(37,959)	537,077
Purchases of property and equipment, including capitalized software development	(80,062)	(77,594)	(69,415)
Net cash (used in) provided by investing activities	(209,898)	(162,702)	358,245

Cash flows from financing activities:
Repurchases of Common Stock	—	—	(29,685)
Net proceeds from issuances of Common Stock	3,323	6,565	4,659
Shares acquired to settle employee tax withholding liabilities	(64,806)	(68,034)	(65,522)
Principal payments on capital lease obligations	(5,422)	(6,340)	(5,831)
Repayments of other borrowings	(3,750)	—	(400)
Net increase (decrease) in customer fund obligations	55,200	97,608	(456,943)
Net cash (used in) provided by financing activities	(15,455)	29,799	(553,722)

Effect of exchange rate changes on cash	(2,956)	830	404
Net (decrease) increase in cash and cash equivalents	(4,438)	81,912	(35,552)
Cash and cash equivalents, beginning of year	155,685	73,773	109,325
Cash and cash equivalents, end of year	$151,247	$155,685	$73,773

Supplemental disclosure of cash flow information:
Cash paid for interest	$596	$498	$426
Cash paid for taxes	$7,581	$2,192	$1,758

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$9,091	$7,250	$6,719
Cash held in escrow for business combinations	$—	$—	$3,600
Software agreement	$—	$6,500	$—
Stock-based compensation for capitalized software	$3,533	$4,003	$3,903

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Operations
With offices in the United States, Canada, France, Germany, England, and Singapore, The Ultimate Software Group, Inc. and subsidiaries (“Ultimate,” “we,” “us” or “our”) is a leading provider of cloud-based human capital management solutions, often referred to as human capital management ("HCM") and employee experience solutions. Ultimate's UltiPro product suite (“UltiPro”) is a comprehensive, engaging solution that has human resources ("HR") and payroll at its core and includes benefits management, talent acquisition, talent management, time management, and global people management functionality available in 14 languages with 61 country-specific localizations. Ultimate also offers a-la-carte employee experience solutions, such as HR Service Delivery and "Perception," an employee-sentiment analysis solution. Ultimate's solutions are delivered via software-as-a-service ("SaaS"), now more commonly known as cloud computing, to organizations with employees in the United States, Canada, Europe, Asia Pacific, and other global locations. We market our UltiPro solutions primarily to enterprise companies, which we define as organizations with 2,501 or more employees, including those with 10,000 employees and larger; mid-market companies, which we define as those having 501-2,500 employees; and strategic market companies, which we define as those having 100-500 employees.
2.    Basis of Presentation, Consolidation and the Use of Estimates
The accompanying consolidated financial statements of Ultimate have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
The consolidated financial statements included herein reflect all adjustments, which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Such estimates include, but are not limited to, revenue recognition, income taxes, and the valuation of deferred tax assets and the measurement of intangible assets acquired through business combinations. Our actual results could differ from those estimates.
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
Funds Held for Customers and Customers’ Funds Obligations
Ultimate's UltiPro Payment Services solution allows companies to meet all Federal, state, and local payroll tax filing obligations. These payment services are being sold directly by us to our customers only on a per-employee-per-month (“PEPM”) basis in conjunction with UltiPro, our core product.  In connection with our UltiPro Payment Services product, we receive funds from our customers and hold such funds for purposes of paying the appropriate taxing authorities on behalf of such customers.  We invest a portion of our customer funds in available for sale securities in addition to our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. These funds held for customers and the corresponding customer funds obligations are included in current assets and current liabilities, respectively, in our consolidated balance sheets as of December 31, 2018 and 2017.  We have reported the cash flows for purchases of securities with funds received from

UltiPro Payment Services customers in the investing activities section of the consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016.  We have reported the cash flows related to the funds received and paid on behalf of such customers to the applicable taxing authorities in the financing activities section of the consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016.  The associated PEPM fees for UltiPro Payment Services are included in recurring revenues in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016.  The associated interest earned was not material for the years ended December 31, 2018, 2017 and 2016.
Fair Value of Financial Instruments
Ultimate’s financial instruments, consisting of cash and cash equivalents, investments in marketable securities, funds held for customers and the related obligations, accounts receivable and accounts payable approximated fair value (due to their relatively short maturity) as of December 31, 2018 and 2017.
Funds Held for Customers and Corporate Investments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive (loss) income in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Interest earned on investments from funds held for customers is included in recurring revenue and was not material in the years presented. If the fair value of an available-for-sale debt security is below its amortized cost, Ultimate assesses whether we intend to sell the security or if it is more likely than not we will be required to sell the security before recovery. If either of those two conditions are met, Ultimate would recognize a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell a security or it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in accumulated other comprehensive (loss) income.
Deferred Contract Costs, Prepaid Expenses and Other Current Assets
Ultimate’s consolidated financial statements include deferred contract costs, prepaid expenses and other current assets.  Prepaid expenses are amortized over the life of the asset (typically within one year). Deferred contract costs primarily relate to prepaid commissions on UltiPro sales which are amortized over 7 years, on a systematic basis, typically commencing on the day the customer processes its first live payroll using UltiPro (also referred to as going “Live”). The period of amortization takes into consideration the contract terms, our customer life and technological changes for our UltiPro product while the systemic basis of amortization corresponds with the pattern of transfer of goods and services to which the asset relates. Ultimate does not pay sales commissions for subscription contracts beyond the initial term of the contract; therefore, there are no renewal commissions incurred for contracts in their renewal periods. The portion of prepaid commissions that extends beyond one year is classified in other assets, net, in the consolidated balance sheets as of December 31, 2018 and 2017.
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

Long-Lived Assets
We evaluate the carrying value of long-lived assets when indicators of impairment exist.  For the year ended December 31, 2018, no such events or circumstances were identified.  The carrying value of a long-lived asset is considered impaired when the undiscounted expected future cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value.  In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the years ended December 31, 2018, 2017 and 2016, we recorded no impairment of our long-lived assets.
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
At December 31, 2018, our goodwill totaled $219.9 million and our identifiable net intangible assets totaled $144.4 million. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  We consider both market and discounted cash flow approaches to determine the fair value of the reporting unit.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment test of goodwill as of December 31, 2018, and 2017.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for our reporting unit was required.
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

The significant majority of our two major revenue sources, recurring and services, is derived from contracts with customers. Recurring revenues are primarily related to our subscription-based SaaS performance obligations. Services revenues are primarily related to implementation services for our SaaS customers (including stand-alone services billed on a time and materials basis) and, to a much lesser extent, fees for other services, including the provision of payroll-related forms, sales of time clocks and the printing of W-2 and Affordable Care Act ("ACA") forms for certain customers, as well as certain client reimbursable out-of-pocket expenses ("Other Services"). Fees charged to subscription-based SaaS performance obligations are each priced on a per-employee-per-month (“PEPM”) basis for a given calendar month based on usage, and fees charged for implementation services are typically priced on a fixed fee basis for activating the product offering. Our SaaS subscription revenues are satisfied over time, because they are simultaneously received and consumed by the customer. Our activation services revenues are satisfied over time because they are simultaneously received and consumed by the customer.

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
Customers also enter into contracts for services billed on a time and materials basis and Other Services. Time and materials services are satisfied over time because the customer simultaneously receives and consumes the benefit as we perform. Services revenues for time and materials work are recognized in the period performed. Fees from Other Services substantially include the provision of payroll-related forms, sales of time clocks and printing services for certain customers. For these Other Services, revenue is recognized at a point in time, upon shipment which is when control of the goods and services transfers to the customer.

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
As of December 31, 2018, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,706,906 shares.
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
In accordance with ASC 718, Ultimate capitalizes the portion of SBC expense attributed to personnel whose labor costs are being capitalized pursuant to ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software, related to software development. The following table summarizes SBC recognized by the Company (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
SBC - Statements of income	$140,353	$146,427	$113,877
SBC - Capitalized software	3,533	4,003	3,903
SBC - Statements of stockholders' equity	$143,886	$150,430	$117,780
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
For US based deferred tax assets, the available positive evidence at December 31, 2018 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2018. As such, there was no valuation allowance on US based deferred assets for the years ended December 31, 2018 and 2017.
In evaluating valuation allowance for foreign based deferred tax assets, due to negative evidence which includes history of losses for both the UK subsidiary, PeopleDoc UK Ltd., and the German subsidiary, PeopleDoc GMBH, it was determined that it would not be more likely than not that the deferred tax assets would be ultimately recoverable. The valuation allowance balance at December 31, 2018 was $1.7 million and represents an increase in the valuation allowance of $0.2 million. See Note 14 for further discussion.
ASC 740, "Income Taxes" ("ASC 740") provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  Our accounting policy is to record the tax effects of a change in the opening balance of the unrecognized tax benefits (including unrecognized tax benefits related to prior-period discontinued operations) in current-period income (loss) from continuing operations. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued as of December 31, 2018 and 2017, we did not have any interest and penalties accrued related to unrecognized tax benefits.
Recently Adopted Accounting Standards
Topic 606
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 supersedes the revenue requirements in ASU Topic 605, Revenue Recognition ("Topic 605") and requires the recognition of revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services and includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Collectively, we refer to Topic 606 and Subtopic 340-40 as the "new standard."
Effective January 1, 2018, we adopted the requirements of the new standard, utilizing the modified retrospective method of transition with the new standard applied to all customer contracts that were not completed on the effective date of the new standard. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, as detailed below.

The impact of adopting the new standard on our revenues resulted in an immaterial increase to deferred revenue but also resulted in a material impact on current and non-current other assets, as a result of the amortization period over which deferred contract costs to obtain related subscription contracts are recognized. Under Topic 605, we deferred incremental commission costs to obtain a contract and amortized those costs over the initial term of the related subscription contract, which is generally 2-3 years. During our assessment of the new standard, we did not identify any incremental contract costs from what was capitalized under Topic 605. We analyzed our customer contract term periods and our customer life, taking into consideration technological changes for our UltiPro product offering, and based on our assessment of the new standard, we amortize the deferred contract costs over 7 years on a systematic basis, consistent with the pattern of transfer of the goods or services to which the asset relates.

The cumulative effect of the changes made to our January 1, 2018 balance sheet for the adoption of the new standard were as follows (in thousands):

	Balance as of December 31, 2017	Adjustments Due to Adoption of Topic 606	Balance as of January 1, 2018
Assets
Deferred contract costs, prepaid expenses and other current assets	$71,602	$(22,318)	$49,284
Total current assets	990,772	(22,318)	968,454
Deferred contract costs and other assets, net	53,409	47,259	100,668
Deferred tax assets, net	32,696	(6,268)	26,428
Total assets	$1,377,211	$18,673	$1,395,884
Liabilities
Deferred revenue	$197,088	$1,909	$198,997
Total current liabilities	843,086	1,909	844,995
Deferred income tax liability	251	170	421
Total liabilities	859,186	2,079	861,265
Stockholders' Equity
Accumulated earnings	125,788	16,594	142,382
Total stockholders' equity	518,025	16,594	534,619
Total liabilities and stockholders' equity	$1,377,211	$18,673	$1,395,884

In accordance with the requirements of the new standard, the disclosure for the quantitative effect and the significant changes between the reported results under the new standard and those that would have been reported under legacy GAAP (i.e., Topic 605) on our audited consolidated income statement and balance sheet was as follows (in thousands):

	For the Twelve Months Ended December 31, 2018
	As Reported - Topic 606	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Recurring revenues	$997,066	$998,708	$(1,642)

Operating Expenses
Sales and marketing	285,293	306,424	(21,131)

Net income	$65,140	$45,651	$19,489

	As of December 31, 2018
	As Reported - Topic 606	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Deferred contract costs, prepaid expenses and other current assets	$90,761	$111,190	$(20,429)
Deferred contract costs and other assets, net	129,108	$62,607	66,501
Deferred tax assets, net	14,632	27,620	(12,988)
Liabilities
Deferred revenue	238,940	235,942	2,998
Stockholders' Equity
Accumulated earnings	207,521	171,439	36,082

ASU 2018-02
In April 2018, we adopted Accounting Standards Update ("ASU") No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," ("ASU 2018-02"). ASU 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. The unaudited condensed consolidated balance sheets reflect the reclassification out of accumulated other comprehensive income. The Company's policy for releasing disproportionate income tax effects from accumulated other comprehensive income utilizes the aggregate approach. The adoption of ASU 2018-02 did not have an impact on our unaudited condensed consolidated statements of income or cash flows.
Recently Issued Accounting Standards
ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). This guidance, as amended by subsequent ASU's on the topic, improves transparency and comparability among companies by recognizing right of use (ROU) assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We will adopt ASU No. 2016-02 in our fiscal year beginning January 1, 2019, and will use the alternative transition method provided by the FASB in ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, with no restatement of comparative periods.
The new standard provides optional practical expedients in transition. We expect to only elect the "package of practical expedients" where, under the new standard, prior conclusions about lease identification, lease classification and initial direct costs do not need to be reassessed. The new standard also provides practical expedients for ongoing accounting and we do not expect to elect any of these practical expedients on adoption. We continue to assess the impact of the new standard and believe it will have a material effect on the consolidated balance sheet due to the recognition of ROU assets and lease liabilities related to real estate and office equipment operating leases. On adoption, the expected impact includes the recognition of additional operating lease liabilities ranging from $55 million to $60 million and ROU assets, net of uncollected lease incentives, ranging from $52 million to $57 million. The new standard is not expected to have a material effect on consolidated net income or consolidated cash flows.
ASU 2018-15
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning January 1, 2020. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

4.    Business Combinations
2018 Business Combinations
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
Pursuant to the Purchase Agreement, Ultimate acquired all of the capital stock of PeopleDoc for aggregate consideration valued at $295.9 million, subject to post-closing adjustments, paid with a combination of cash and shares of Ultimate common stock.
The following table summarizes the calculation of consideration transferred and deferred under the transaction (in thousands of USD):

	Note	Amount
Calculation of consideration
Cash consideration:
Cash paid to PeopleDoc shareholders	(a)	$74,420
Deferred cash consideration	(b)	49,336
Actual cash consideration		$123,756
Share consideration:
Share consideration paid to PeopleDoc shareholders	(c)	$173,329
Marketability of deferred stock consideration	(d)	$(1,164)
Actual share consideration		172,165
Fair value of total consideration transferred		$295,921

(a) Initial cash consideration paid to PeopleDoc shareholders per the Purchase Agreement at the closing of the transaction.
(b) Deferred cash consideration to be paid on the first anniversary of the closing date of the transaction.
(c) Share consideration paid to PeopleDoc shareholders per the Purchase Agreement at the time of closing the transaction. Share consideration paid to PeopleDoc shareholders consists of 595,445 shares at the closing stock price of $282.74 in addition to a restricted stock award with a fair value of $5.1 million at the acquisition date.

(d) Reflects a marketability adjustment to the deferred stock consideration.

Under ASC 805, generally all assets acquired and liabilities assumed are recorded at their acquisition date fair value. The consolidated financial statements include various assumptions related to the purchase price allocation of the assets acquired and liabilities assumed of PeopleDoc based on management's best estimates of fair value.
The purchase price allocation for the PeopleDoc acquisition is complete and has been allocated based on estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The following table represents the allocation of the purchase price for PeopleDoc to the acquired identifiable assets, assumed liabilities and goodwill (in thousands of USD):

Description	Note	Amount
Current assets	(a)	$15,581
Property and equipment, net	(a)	1,489
Other non-current assets	(a)	1,010
Identifiable intangible assets	(b)	136,800
Goodwill	(c)	188,880
Total current liabilities	(a), (d)	(14,713)
Deferred revenue	(a)	(6,900)
Deferred tax liability, net	(e)	(26,226)
Total purchase price		$295,921

(a) Represents fair value of assets and liabilities assumed as part of the transaction based on the closing balance sheet provided by PeopleDoc.
(b) Fair value of identifiable intangible assets consisted primarily of developed technology of $77 million estimated using the relief from royalty method and customer relationships of $59 million estimated using the multi period excess earnings method

(c) Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. Goodwill recorded is attributable to the expected synergies to be realized when combining the operations of this entity into our existing operations. Goodwill from this transaction is not deductible for tax purposes.

(d) Included in total current liabilities was assumed debt of $4.8 million as of the closing of the transaction. As of December 31, 2018, the assumed debt was fully extinguished.
(e) Reflects the recognition of a deferred tax asset and deferred tax liability as of the acquisition date for the taxable and deductible temporary differences between the financial reporting values of assets acquired and liabilities assumed and the tax bases of those assets and liabilities.

The results of operations from this acquisition have been included in our consolidated financial statements since the closing of the PeopleDoc acquisition. Pro forma results of operations have not been presented because the effects of this business combination were not deemed material to our consolidated results of operations. The transaction costs associated with this acquisition for the year ended December 31, 2018 were approximately $3.1 million and were recorded in general and administrative expense.
2016 Business Combinations
During the third quarter of 2016, we completed the acquisition of Kanjoya, Inc. ("Kanjoya"), a California corporation (the “Kanjoya Acquisition”), located in San Francisco, California. During the second quarter of 2016, we completed the acquisition of substantially all of the assets of Capital Analytics, Inc. (d/b/a Vestrics) (hereinafter referred to as "Vestrics") (the “Vestrics Acquisition”), a Delaware limited liability company located in North Carolina. The Kanjoya Acquisition and the Vestrics Acquisition (the “2016 Acquisitions”) were not deemed material to the audited consolidated financial statements on an individual basis and in the aggregate.
Acquisition of Kanjoya, Inc.
On September 29, 2016, pursuant to a merger agreement with Kanjoya, we acquired Kanjoya in exchange for $19.6 million, of which $16.9 million was paid in cash during the year ended December 31, 2016 while the remaining $2.6 million is being held in escrow, and is included in accrued liabilities on our consolidated balance sheet. We recorded the Kanjoya Acquisition using the acquisition method of accounting and recognized assets and liabilities assumed at their fair value as of the date of acquisition. Based on the valuation, the significant classes of assets and liabilities to which we allocated the purchase price of Kanjoya were acquired intangibles for a total of $13.6 million, consisting of $12.1 million for developed technology, $1.5 million for customer relationships, and goodwill for the balance of $6.4 million. Pursuant to the Kanjoya Acquisition we assumed working capital, net, totaling $0.4 million. The fair value of the acquired developed technology was estimated using the cost approach. In accordance with GAAP, direct costs related to the acquisition were expensed as incurred. Kanjoya is a leading cloud workforce intelligence provider for enterprises. Based upon the technology acquired, we launched UltiPro Perception, a feature-set that enables businesses to identify and analyze attitudes and performance traits of their employees, managers, and teams from surveys and other sources of employee feedback. Kanjoya's workforce has joined Ultimate and will serve to establish an additional research and development hub for us in San Francisco.

The results of operations from this acquisition have been included in our consolidated financial statements since the closing of the Kanjoya Acquisition. Pro forma results of operations have not been presented because the effects of this business combination were not deemed material to our audited consolidated results of operations.
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
The results of operations from this acquisition have been included in our audited consolidated financial statements since the Vestrics Closing Date. Pro forma results of operations have not been presented because the effects of this business combination were not deemed material to our audited consolidated results of operations.
5.    Funds Held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale.  Available-for-sale securities consist of debt securities not classified as trading securities or as securities to be held to maturity.  Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Included in accumulated other comprehensive loss was a $162 thousand net unrealized gain and $704 thousand net unrealized loss on available-for-sale securities at December 31, 2018 and December 31, 2017, respectively. Realized gains and losses resulting on available-for-sale securities are included in other (expense) income, net, in the consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016.
The amortized cost, net unrealized (loss) gain and fair value of our investments in marketable available-for-sale securities as of December 31, 2018 and December 31, 2017 are shown below (in thousands):

Funds held for customers and corporate investments as of December 31, 2018 and December 31, 2017 are shown below (in thousands):

	As of December 31, 2018			As of December 31, 2017
	Amortized Cost	Net Unrealized (Loss) Gain	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)	Fair Value (1)
Type of issue:
Funds held for customers – money market securities and other cash equivalents	$333,942	$—	$333,942	$354,312	$—	$354,312
Available-for-sale securities:
Corporate debentures – bonds	4,469	(2)	4,467	2,848	(4)	2,844
Commercial paper	2,687	—	2,687	—	—	—
U.S. Agency bonds	284,099	165	284,264	209,443	(693)	208,750
U.S. Treasury bills	2,240	—	2,240	5,876	(6)	5,870
Asset-Backed Securities	1,348	(1)	1,347	721	(1)	720
Total corporate investments and funds held for customers	$628,785	$162	$628,947	$573,200	$(704)	$572,496
_________________
(1) Included within available-for-sale securities as of December 31, 2018 and 2017 are corporate investments with fair values of $10.7 million and $9.4 million, respectively. Included within available-for-sale securities as of December 31, 2018 and 2017 are funds held for customers with fair values of $284.3 million and $208.8 million, respectively. All available-for-sale securities were included in Level 2 of the fair value hierarchy.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2018 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$(2)	$3,521	$—	$—	$(2)	$3,521
U.S. Agency bonds	(39)	14,957	(133)	45,246	(172)	60,203
U.S. Treasury bills	—	2,239	—	—	—	2,239
Asset-Backed Securities	(1)	1,347	—	—	(1)	1,347
Total	$(42)	$22,064	$(133)	$45,246	$(175)	$67,310
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
The amortized cost and fair value of the marketable available-for-sale securities by contractual maturity at December 31, 2018 are shown below (in thousands):

	As of December 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$196,128	$196,102
Due after one year	98,714	98,903
Total	$294,842	$295,005
We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  We did not have any transfers into and out of Level 1 and Level 2 during the years ended December 31, 2018, 2017 and 2016.
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
The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of December 31, 2018 and December 31, 2017 (in thousands):

	As of December 31, 2018				As of December 31, 2017
	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)
Corporate debentures and bonds	$4,467	$—	$4,467	$—	$2,844	$—	$2,844	$—
Commercial paper	2,687	—	2,687	—	—	—	—	—
U.S. Agency bonds	284,264	—	284,264	—	208,750	—	208,750	—
U.S. Treasury bills	2,240	—	2,240	—	5,870	—	5,870	—
Asset-Backed Securities	1,347	—	1,347	—	720	—	720	—
Total	$295,005	$—	$295,005	$—	$218,184	$—	$218,184	$—
Assets and liabilities measured at fair value on a recurring basis were presented in the consolidated balance sheets as of December 31, 2018 and as of December 31, 2017 as short-term and long-term investments in marketable securities.  There were no financial liabilities accounted for at fair value as of December 31, 2018 and December 31, 2017.
6.    Allowance for Doubtful Accounts
We have established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable by customer and historical experience.

The activity within the allowance for doubtful accounts was as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Balance at beginning of year	$900	$900	$900
Charged to expense	7,855	5,727	3,213
Write-offs	(7,105)	(5,727)	(3,213)
Balance at end of year	$1,650	$900	$900
7.    Deferred Contract Costs, Prepaid Expenses and Other Current Assets
Deferred contract costs, prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2018	2017
Deferred contract costs	$40,750	$38,519
Prepaid expenses	33,681	20,088
Other current assets	16,330	12,995
Total deferred contract costs, prepaid expenses and other current assets	$90,761	$71,602
Deferred contract costs are primarily related to deferred sales commissions that are incremental and recoverable costs of obtaining a customer contract, and these costs are amortized on a systemic basis over 7 years. Current deferred contract costs were $40.8 million and $38.5 million as of December 31, 2018 and December 31, 2017, respectively.

Non-current deferred contract costs to be recognized beyond the next twelve months, as included in other assets, net were $116.1 million and $45.5 million as of December 31, 2018 and December 31, 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

8.    Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2018	2017
Computer equipment	$212,215	$185,034
Internal-use software	234,531	178,093
Leasehold improvements	55,299	43,556
Furniture and fixtures	23,001	19,817
Building	2,100	2,100
Land	655	655
Property and equipment	527,801	429,255
Less: accumulated depreciation and amortization	224,862	185,591
Property and equipment, net	$302,939	$243,664
Depreciation and amortization expense on property and equipment, including depreciation and amortization expense on property and equipment under capital leases, totaled $39.9 million, $31.2 million and $25.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Included in property and equipment, net, is computer equipment acquired under capital leases as follows (in thousands):

	As of December 31,
	2018	2017
Computer equipment	$67,391	$58,831
Less: accumulated amortization	51,845	48,963
Computer equipment, net	$15,546	$9,868
Capital leases entered into and included in property and equipment totaled $9.1 million, $7.3 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
See Note 10 in the Notes to Consolidated Financial Statements for further discussion of computer software development costs related to internal-use software which is included in property and equipment, net.
9.    Foreign Currency
The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars.  The functional currency of our wholly-owned subsidiaries, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), The Ultimate Software Group of Asia, PTE. LTD. ("Ultimate Asia") and PeopleDoc SAS ("PeopleDoc"), have been translated into U.S. dollars.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in consolidated stockholders’ equity as a component of accumulated other comprehensive (loss) income.  We did not have any realized gains and losses resulting from foreign exchange transactions during the years ended December 31, 2018, 2017 and 2016. Included in accumulated other comprehensive (loss) income as presented in the accompanying consolidated balance sheets, are $14.3 million of unrealized translation losses at December 31, 2018 and $5.4 million of unrealized translation losses at December 31, 2017. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016.
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
For the years ended December 31, 2018 and 2017, we capitalized $54.0 million (including $3.5 million in non-cash stock-based compensation) and $52.6 million (including $4.0 million in non-cash stock-based compensation), respectively, of computer software development costs related to an internal-use development project for our UltiPro product offering (the "Development Project"). The capitalized costs for the Development Project were primarily from direct labor costs and, to a lesser extent, third party consulting fees. For 2018, 2017 and 2016, we recognized $9.9 million, $4.4 million and $1.2 million, respectively, of amortization costs which were associated with certain product modules of the Development Project which were ready for their intended use. For the year ended December 31, 2018, we capitalized $2.4 million of computer software development costs related to other internal-use development projects. These projects are not ready for their intended use and, therefore, no amortization costs have been recognized in 2018. The amortization of capitalized software is included in cost of recurring revenues. At each balance sheet date, we evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Capitalized computer software development costs and accumulated amortization of capitalized software, developed for internal use, were as follows (in thousands):

	As of December 31,
	2018	2017	2016
Computer software development costs	$234,531	178,093	113,407
Less: accumulated amortization	(17,155)	(7,283)	(2,925)
Computer software development costs, net	217,376	170,810	110,482

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
The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Basic weighted average shares outstanding	30,854	29,791	28,976
Effect of dilutive equity instruments (1)	724	1,008	1,438
Dilutive shares outstanding	31,578	30,799	30,414

Anti-dilutive equity instruments (1)	1,448	—	24
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
The changes in the carrying value of goodwill were as follows (in thousands):

	As of December 31,
	2018	2017
Goodwill, beginning of year	$35,808	$35,322
Goodwill from PeopleDoc Acquisition (1)	188,880	—
Translation adjustment (2)	(4,784)	486
Goodwill, end of year	$219,904	$35,808
_________________
(1) Represents the goodwill for the acquisition of PeopleDoc acquired on July 27, 2018.
(2) Represents the impact of the foreign currency translation of the portion of goodwill that is recorded by our foreign subsidiaries whose functional currency is also its local currency. Such goodwill is translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive (loss) income.

Our amortizable intangible assets net carrying amount and estimated useful lives are as follows (in thousands):

As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$100,300	$(10,888)	$(2,993)	$86,419	6.4
Customer relationships	63,600	(5,117)	(1,208)	57,275	9.4
Trademark	800	(65)	(18)	717	4.6
	$164,700	$(16,070)	$(4,219)	$144,411	7.6

As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Cumulative Translation Adjustment (1)	Net Carrying Amount	Weighted Average Remaining Useful Life
Developed technology	$23,300	$(4,355)	$(895)	$18,050	6.0
Customer relationships	4,700	(2,004)	—	2,696	4.5
	$28,000	$(6,359)	$(895)	$20,746	5.9
_________________
(1) Represents the impact of the foreign currency translation of the portion of acquired intangible assets that is recorded by our foreign subsidiaries whose functional currency is also its local currency. Such intangible assets are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive (loss) income.
Acquired intangible assets are amortized over their estimated useful life, generally three to ten years, in a manner that reflects the pattern in which the economic benefits are consumed. Amortization expense for acquired intangible assets was $10.1 million, $3.1 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016. Future amortization expense for acquired intangible assets is as follows, as of December 31, 2018 (in thousands):

Year	Amount
2019	$19,982
2020	19,996
2021	19,573
2022	19,573
2023	19,469
Thereafter	45,818
Total	$144,411

13.    Capital Lease Obligations
We lease certain equipment under non-cancelable agreements, which are accounted for as capital leases and expire at various dates through 2021. Interest rates on these leases are 4.5% to 6.25%. The scheduled lease payments of the capital lease obligations are as follows as of December 31, 2018 (in thousands):

Year	Amount
2019	$6,787
2020	4,409
2021	1,560
12,756
Less amount representing interest	(714)
Lease obligations reflected as current ($6,303) and non-current ($5,739)	$12,042
14.    Income Taxes
For the year ended December 31, 2018, the income tax provision of $18.2 million was based on book income from operations before income taxes of $83.4 million net of $9 million book loss from foreign operations.  For the year ended December 31, 2017, the income tax provision of $30.1 million was based on book income from operations before income taxes of $44.1 million.  For the year ended December 31, 2016, the income tax provision of $12.2 million was based on a book income from operations before income taxes of $41.4 million.  Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
On December 22, 2017, the federal government passed the federal Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code including but not limited to reducing the federal statutory tax rate from 35% to 21%, effective January 1, 2018. Accounting Standards Codification ("ASC") 740, "Income Taxes" ("ASC 740"), requires companies to recognize the effect of tax law changes in the period of enactment. During the quarter ended December 31, 2017, we adjusted the statutory federal and state income tax rates to our deferred tax assets and liabilities. The balances of the deferred tax assets and liabilities were remeasured and an $8.8 million reduction to deferred tax assets was recorded during the quarter ended December 31, 2017. We recorded $8.7 million of the $8.8 million reduction in our net deferred tax asset balance to our provision for income taxes in our consolidated statement of income and $0.1 million to our consolidated statements of comprehensive income.
The income tax provision consists of the following (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Current taxes:
Federal	$(489)	$(209)	$34
State and local	(5,490)	(230)	(170)
Foreign	(1,523)	(1,070)	(856)
Deferred taxes, net
Federal	(10,509)	(26,693)	(8,858)
State and local	(2,908)	(2,099)	(2,478)
Foreign	2,698	226	150
Income tax provision	$(18,221)	$(30,075)	$(12,178)
The income tax provision is different from that which would be obtained by applying the statutory federal income tax rate of 21% for 2018 to income from continuing operations before income taxes and tax rate of 35% for 2017 and 2016 to income from continuing operations before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Income tax provision at statutory federal tax rate	$(17,506)	$(15,446)	$(14,490)
State and local income taxes, net of the federal benefit	(6,635)	(1,514)	(1,720)
Non-deductible expenses	(14,373)	(26,196)	(20,715)
Foreign jurisdictions rate differential	250	374	216
Recognition of excess tax benefit	8,972	18,415	20,966
Research credit, federal benefit	7,045	4,688	3,727
Enactment of Tax Cuts and Jobs Act	—	(9,750)	—
IRS audit settlement	4,123	—	—
Other, net	(97)	(646)	(162)
Income tax provision	$(18,221)	$(30,075)	$(12,178)
Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. One of the significant provisions of the Tax Act, passed December 22, 2017, is the reduction of the federal corporate tax rate to 21% effective January 1, 2018. In accordance with ASC 740, a company must remeasure its deferred tax assets and liabilities to reflect the enacted rates as of that date. The balances of the deferred tax assets and liabilities were remeasured and an $8.8 million reduction to deferred tax assets was recorded during the quarter ended December 31, 2017. Significant components of our deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$2,504	$34,771
Tax credit carryforwards	1,639	1,807
Research credit	35,014	27,559
Deferred revenue	259	497
Accruals not currently deductible	4,158	1,137
Allowance for doubtful accounts	454	238
Charitable contributions	1,868	1,729
Stock-based compensation	13,646	9,851
Deferred rent adjustment	3,239	2,128
Foreign deferred tax assets	1,673	—
Gross deferred tax assets	$64,454	$79,717
Less: valuation allowance	(1,673)	—
Net deferred tax assets	62,781	79,717
Deferred tax liabilities:
Property and equipment	$(35,843)	$(47,022)
Deferred commissions	(12,306)	—
Foreign, primarily acquired intangible assets, net	(25,105)	(250)
Gross deferred tax liabilities	(73,254)	(47,272)
Net deferred tax (liabilities) assets	$(10,473)	$32,445
On July 27, 2018, Ultimate Software Group acquired 100% of the stock of PeopleDoc (SAS). PeopleDoc (SAS) consisted of a consolidated group of companies which includes the French Parent company (PeopleDoc (SAS)), a UK subsidiary (PeopleDoc UK LTD), a German subsidiary (PeopleDoc GMBH), and a US subsidiary (PeopleDoc, Inc). Purchase accounting deferred balances related to the fair value adjustments (excluding goodwill) were recorded as Statutory to GAAP adjustments. A net deferred tax liability of $26.3 million was recorded inclusive of a valuation allowance of $1.5 million related to the UK and German subsidiaries.

Certain accounting standards related to revenue recognition and accounting for commissions were adopted effective January 1, 2018. We established a deferred tax asset of $0.5 million and a deferred tax liability of $7.0 million attributable to deferred revenue and deferred contract costs respectively upon adoption of Revenue from Contracts with Customers (Topic 606) and Sub-Topic 340-40, Other assets and Deferred Costs - Contracts from Customers.
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
For US based deferred tax assets, the available positive evidence at December 31, 2018 included, among other factors, three years of cumulative historical pre-tax book income and a projection of future pre-tax book income and taxable income.  As a result of our analysis of all available evidence, both positive and negative, we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all of the deferred tax assets as of December 31, 2018. As such, there was no valuation allowance on US based deferred assets for the years ended December 31, 2018 and 2017.
In evaluating valuation allowance for foreign based deferred tax assets, due to negative evidence which includes history of losses for both the UK subsidiary, PeopleDoc UK Ltd., and the German subsidiary, PeopleDoc GMBH, it was determined that it would not be more likely than not that the deferred tax assets would be ultimately recoverable. The valuation allowance balance at December 31, 2018 was $1.7 million, which is made up of an initial valuation allowance balance upon acquisition of $1.5 million and an increase in the valuation allowance of $0.2 million.

During the fourth quarter of 2017, as part of the evaluation of net deferred tax assets for implementing the Tax Act, immaterial errors were discovered in the reporting of the GAAP deferred income tax expense and related deferred tax assets, associated with the stock-based compensation expense for certain of our named executive officers for prior periods through September 30, 2017. Since the amount of the error in any prior period was not material, we have retrospectively revised our financial statements to reflect this immaterial correction for these prior periods. See Note 18 in our Notes to Consolidated Financial Statements for further discussion.
One of the provisions of the Tax Act was to transition to a territorial tax system, and to enable this, required a one-time deemed repatriation of post-1986 earnings and profits of certain foreign corporations, and would subject those amounts to reduced federal tax rates depending on whether the earnings and profits relate to cash and cash equivalents or other assets. The effective preferential rates on repatriated earnings are 15.5% for cash and cash equivalents and 8% for other amounts. The bill required income inclusion in our tax year ending December 31, 2017 but would allow offset of the deemed repatriated earnings and profits with net operating losses and foreign tax credits. We had more than sufficient foreign tax credits to offset of the amount of deemed earnings and any transition tax liability. The foreign tax credits rather than the net operating losses were used, pursuant to Internal Revenue Code 965(n), which provides for an election to not use the net operating losses.

The Act also enacted a measure which requires the current-year inclusion of certain income earned by a US shareholder’s foreign subsidiaries that is not otherwise subject to US tax. The measure, Global Intangible Low Taxed Income (GILTI), results in additional taxation to the US shareholder on foreign subsidiaries’ combined net income in excess over a deemed return on tangible assets. Ultimate US will account for any applicable GILTI income inclusion as a period cost in the relevant tax period. In 2018, Ultimate US had no net GILTI income. The Act also allowed for a deduction of 37.5% of the foreign-derived intangible income (FDII) of the U.S. Company. There was an immaterial benefit related to FDII recognized by Ultimate US for 2018.

For the current and subsequent tax years, we will continue to assert the position of indefinite re-investment of earnings in all foreign subsidiaries. We will apply the exception to the comprehensive recognition of deferred income taxes to the undistributed earnings of our foreign subsidiaries, the Ultimate Software Group of Canada, Inc., the Ultimate Software Group of Asia, PTE. LTD, and the PeopleDoc (SAS) foreign entities. The indefinite reinvestment criteria applicable includes state taxes and withholding taxes that arise from repatriation under IRC Section 965(n).

We recorded deferred tax assets as a result of Federal research and development credit studies of $6.5 million and $4.4 million during the years ended December 31, 2018 and 2017, respectively.

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
At December 31, 2018, we had approximately $9.0 million of net operating loss carryforwards for federal income tax reporting purposes available to offset future taxable income.  Prior to January 1, 2016, the tax benefit of net operating loss carryforwards attributable to deductions from the exercise of non-qualified employee, and non-employee director, stock options and the vesting of restricted stock units and restricted stock awards, were credited to paid-in-capital and deferred tax asset only to the extent realized through a reduction of income taxes payable.  As a result, prior to January 1, 2016, the excess tax benefits associated with stock-based compensation were included in net operating loss carryforwards but not reflected in deferred tax assets.  Upon adoption of ASU 2016-09, the excess tax benefits associated with stock-based compensation were reflected in deferred tax assets.  Federal NOL generated post 2017 are carried over indefinitely. The carryforwards related to periods prior to 2018 expire from 2034 through 2036 and from 2026 through 2037, for Federal and state income tax reporting purposes, respectively. The Internal Revenue Service examination of our U.S. federal income tax return for the year ended December 31, 2014 was completed in 2018 with no change to the taxable income or income tax liability as reported. However the examination resulted in a change to R&D credit carryovers and FIN 48 reserve.
Utilization of such net operating loss carryforwards, as well as tax credit carryforwards, may be limited as a result of cumulative ownership changes in Ultimate’s equity instruments due to ownership change provisions of Internal Revenue Code Section 382 and similar state provisions. A Section 382 limitation was computed and applied to NOLs of PeopleDoc, Inc. upon acquisition.
ASC 740, “Income Taxes,” ("ASC 740") requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of December 31, 2018, we had $4.8 million of gross unrecognized tax benefits resulting from a research and development credit attributable to the 2015-2018 years as a result of the completion of the research and development activities study that if recognized would affect the annual effective tax rate. During 2016, we increased the unrecognized tax benefits by $0.2 million related to the completion of the research credit study for 2015 and increased the unrecognized tax benefits by $1.1 million related to the research credit study estimate for 2016, totaling $7.2 million at December 31, 2016. During 2017, we increased the unrecognized tax benefits by $0.2 million related to the completion of the research credit study for 2016 and increased the unrecognized tax benefits by $1.5 million related to the research credit study estimate for 2017, totaling $8.9 million at December 31, 2017. During 2018 we increased the unrecognized tax benefits by $0.5 million related to the completion of the research credit study for 2017 and increased the unrecognized tax benefits by $1.4 million related to the research credit study estimate for 2018. During 2018 we settled an IRS examination which resulted in a reduction in R&D credit carryovers and in the reserve for years subsequent to the exam. There was a total of $6.0 million in the reserve which resulted in a remaining reserve for years subsequent to 2014 totaling $4.8 million at December 31, 2018. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.
Tax years 1998 to 2018 remain subject to future examination by the tax jurisdictions in which we are subject to tax.
We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision.  Due to our net operating loss carryover position, we did not have any interest and penalties accrued upon the adoption of ASC 740, and, as of December 31, 2018 and 2017, we did not have any interest and penalties accrued related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	As of December 31,
	2018	2017	2016
Balance at January 1,	$8,902	$7,241	$5,957
Tax positions taken in prior period
Gross increases	686	187	205
Gross decreases	—	—	—
Tax positions taken in current period
Gross increases	1,412	1,474	1,079
Settlements	(6,208)	—	—
Statute expiration	—	—	—
Balance at December 31,	$4,792	$8,902	$7,241
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
As of December 31, 2018, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,706,906 shares.
Stock-Based Compensation
The following table sets forth the non-cash stock-based compensation expense resulting from stock-based arrangements that is recorded in our consolidated statements of income for the periods indicated (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Cost of recurring revenues	$16,087	$11,931	$8,613
Cost of services revenues	9,472	7,909	6,198
Sales and marketing	71,641	75,428	59,187
Research and development	16,275	12,026	8,238
General and administrative	26,878	39,133	31,641
Total stock-based compensation expense	$140,353	$146,427	$113,877
Stock-based compensation for year ended December 31, 2018 was $140.4 million, as compared with stock-based compensation of $146.4 million and $113.9 million for the year ended December 31, 2017 and 2016, respectively. The decrease of $6.0 million for the year ended December 31, 2018 over 2017 was due to a $20.6 million decrease from the full vesting in February 2018 of the grant made in March 2015 in connection with modifications made to our change in control plans ("CIC Plans") for certain senior officers in March 2015 and February 2016 and terminating the CIC Plan I in February 2017, partially offset by an increase of $14.6 million due to the effects of new grants in each year and the impact of changes in our stock price ("General Operations"). The increase of $32.6 million in stock-based compensation for the year ended December 31, 2017 over 2016 was primarily due to an increase of $22.2 million associated with modifications made to our CIC Plans. As previously disclosed, these changes were made to better align management's incentives with long-term value creation for our shareholders. As part of the modifications in connection with unwinding the change in control plans, time-based restricted stock awards (vesting over three years) were granted to certain senior officers in March 2015, February 2016 and February 2017.

During the years ended December 31, 2018 and 2017, our non-cash stock-based compensation expense not associated with modifications made to our CIC Plans increased $14.6 million and $10.3 million, respectively. The increases were due to the effects of new grants in each year and the impact of changes in our stock price ("General Operations").
The following table sets forth the stock-based compensation expense associated with modifications made to the Company's change in control plans as discussed above (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Stock-based compensation expense:
Stock-based compensation expense related to General Operations	$96,018	$81,468	$71,119
Stock-based compensation expense related to CIC modifications	44,335	64,959	42,758
Total non-cash stock-based compensation expense	$140,353	$146,427	$113,877
Included in computer equipment in property and equipment, net in our consolidated balance sheets and excluded from purchases of property and equipment in the consolidated statements of cash flow at December 31, 2018, 2017 and 2016 was $3.5 million, $4.0 million and $3.9 million, respectively, in non-cash stock-based compensation expense related to capitalized software which was developed for internal use during the fiscal years then ended. These amounts would have otherwise been charged to research and development expense for the years ended December 31, 2018, 2017 and 2016.
Net cash proceeds from the exercise of Options were $3.3 million, $6.6 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Fair Value
The fair value of restricted stock awards and restricted stock units is equal to the closing price of our Common Stock on NASDAQ on the date of grant.
We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The weighted-average forfeiture rates for the years ended December 31, 2018, 2017 and 2016 were based on historical data.
Options
There were no Options granted during the years ended December 31, 2018, 2017 and 2016. Options granted to officers and employees under the Plan generally have a 10-year term, vesting 25% immediately and 25% on each of the first three anniversaries of the grant date.  Options granted to non-employee directors under the Plan generally have a 10-year term and vest and become exercisable immediately on the grant date.
Restricted Stock Awards
Under the provisions of the Plan, Ultimate may, at the discretion of the Compensation Committee or the Board, grant restricted stock awards (“Restricted Stock Awards”) to officers, employees and non-employee directors.  The shares of Common Stock issued under Restricted Stock Awards are subject to certain vesting requirements and restrictions on transfer.  During the years ended December 31, 2018, 2017 and 2016, we granted Restricted Stock Awards for 268,522, 353,857 and 453,023 shares, respectively, of Common Stock to officers and employees and we granted Restricted Stock Awards for 9,480, 9,815 and 9,910 shares, respectively, of Common Stock to non-employee directors.  Compensation expense for Restricted Stock Awards is measured based on the closing market price of our Common Stock at the date of grant and is recognized on a straight-line basis over the vesting period.  Holders of Restricted Stock Awards have all rights of a stockholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto during the vesting period. Each Restricted Stock Award granted to officers and employees vest in three equal annual installments of 33-1/3% of the number of Restricted Stock Unit Awards on the anniversary of the date of grant thereof, subject to the grantee’s continued employment with Ultimate or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause.  Each Restricted Stock Award granted to non-employee directors becomes vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued board services on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, the termination of employment by Ultimate without cause or, in the case of a non-employee director, at cessation of his board services at the end of his term.  Included in our consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 was $75.1 million, $98.1 million and $79.0 million, respectively, of non-cash stock-based compensation expense (which includes amounts capitalized associated with an internal-use development project) for Restricted Stock Awards.
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
There were 448,152, 348,979 and 363,458 Restricted Stock Unit Awards granted to employees during the years ended December 31, 2018, 2017 and 2016, respectively. Non-cash stock-based compensation expense for Restricted Stock Unit Awards is measured based on the fair market value of our Common Stock on the date of grant and recognized on a straight-line basis over the vesting period.  Included in Ultimate’s consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 was $72.3 million, $52.1 million and $38.8 million, respectively, of non-cash stock-based compensation expense (which includes amounts capitalized associated with an internal-use development project) for Restricted Stock Unit Awards.

Option, Restricted Stock and Restricted Stock Unit Activity
The following table summarizes Option activity for the years ended December 31, 2016, 2017 and 2018, as follows (in thousands, except per share amounts and years):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	532	$27.36	1.8	$89,373
Granted	—	—
Exercised	(188)	24.79
Forfeited or expired	—	—
Outstanding and exercisable at December 31, 2016	344	$28.76	1.1	$52,797
Outstanding at December 31, 2016	344	$28.76
Granted	—	—
Exercised	(230)	28.53
Forfeited or expired	—	—
Outstanding and exercisable at December 31, 2017	114	$29.24	0.4	$21,476
Outstanding at December 31, 2017	114	$29.24
Granted	—	—
Exercised	(114)	29.24
Forfeited or expired	—	—
Outstanding and exercisable at December 31, 2018	—	$—	0	$—
The aggregate intrinsic value of Options in the table above represents total pretax intrinsic value (i.e., the difference between the closing price of our Common Stock on the last trading day of the reporting period and the exercise price, times the number of shares) that would have been received by the Option holders had all Option holders exercised their Options on December 31, 2018.  The amount of the aggregate intrinsic value changes, based on the fair value of our Common Stock.  Total intrinsic value of Options exercised during the years ended December 31, 2018, 2017 and 2016 was $23.9 million, $40.6 million and $32.0 million, respectively.  There were no Options vested during the years ended December 31, 2018, 2017 and 2016. All options granted under the Plan and the Prior Plan are fully vested as of December 31, 2018.

The following table summarizes Restricted Stock and Restricted Stock Unit Award activity for the years ended December 31, 2016, 2017 and 2018, as follows (in thousands, except per share amounts):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1,366	$142.61	435	$156.18
Granted	463	168.94	363	173.28
Vested	—	—	—	—
Released	(668)	122.37	(214)	145.47
Forfeited or expired	—	—	(22)	170.36
Outstanding at December 31, 2016	1,161	$164.77	562	$170.73
Granted	366	195.85	349	196.54
Vested	—	—	—	—
Released	(645)	161.64	(252)	197.05
Forfeited or expired	—	—	(29)	180.27
Outstanding at December 31, 2017	882	$179.95	630	$170.73
Granted	278	239.26	448	243.72
Vested	—	—	—	—
Released	(474)	175.22	(292)	181.14
Forfeited or expired	—	—	(37)	210.76
Outstanding at December 31, 2018	686	$207.25	749	$220.54
As of December 31, 2018, $85.0 million of total unrecognized compensation cost related to non-vested Restricted Stock Awards is expected to be recognized over a weighted average period of 1.41 years.  As of December 31, 2018, $118.1 million of total unrecognized compensation costs related to non-vested Restricted Stock Unit Awards is expected to be recognized over a weighted average period of 1.70 years.
Board Compensation
Each non-employee director of Ultimate receives compensation for serving on the Board, payable exclusively in the form of Restricted Stock Awards granted under the Plan.
Under the Plan, (i) each non-employee director was granted a restricted stock award of 400 shares of Common Stock for each regular meeting of the Board attended during each quarter of 2016, 2017 and 2018 and (ii) each of the Chairmen of the Audit Committee, Compensation Committee and Nominating Committee was granted a restricted stock award of 50 shares of Common Stock for attendance at each regular meeting of the Committee during each quarter of 2016, 2017 and 2018 that he chaired.
In addition, in 2018, 2017 and 2016 each non-employee director was granted, for each fiscal quarter during which he served, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Board for each such quarter, rounded down to the closest full number of shares.  Under the arrangement as amended, the date of grant shall not be a date prior to the date of the Board’s determination of the same and such restricted stock awards shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service or the end of his term or the occurrence of a change of control of Ultimate.
The following table summarizes information about Restricted Stock Awards granted by us to non-employee directors in exchange for director related services rendered for 2018, 2017 and 2016:

Year	Market Value of Restricted Stock Awards Granted	Number of Restricted Stock Awards Granted
2016	$156.12	2,550
	191.67	2,425
	210.29	2,445
	210.59	2,395
2017	$195.61	2,465
	196.24	2,415
	201.88	2,455
	209.79	2,395
	214.78	2,000
2018	$228.87	2,420
	252.25	2,345
	254.81	2,395
	283.52	2,320
The non-cash compensation expense, recognized in the consolidated statements of income related to the Restricted Stock Awards granted to non-employee directors, including the chairmen of the Audit, Compensation and Nominating Committees, determined pursuant to the application of ASC 718 for the years ended December 31, 2018, 2017 and 2016, was $1.4 million, $3.0 million and $1.8 million, respectively, and is included in general and administrative expenses in the consolidated statements of income.
Common Stock
The holders of Common Stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of the stockholders.
16.     Deferred Revenue and Performance Obligations
During the twelve months ended December 31, 2018 and 2017, $163.8 million and $138.3 million, respectively, of recurring revenues recognized, were included in the deferred revenue balances at the beginning of the respective periods. Services revenues recognized in the same periods from deferred revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2018, approximately $2.0 billion of revenue is expected to be recognized from remaining SaaS performance obligations which includes the remaining period of their initial contract term as well as the remaining renewal periods under contract as of December 31, 2018. We expect to recognize revenue on approximately 47 percent of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. Revenue from remaining performance obligations for services as of December 31, 2018 was not material.

17.    Commitments and Contingencies
Operating Leases
We lease corporate office space and certain equipment under non-cancelable operating lease agreements expiring at various dates. Total rent expense under these agreements was $23.3 million, $19.0 million and $16.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum annual rental commitments related to these leases are as follows as of December 31, 2018 (in thousands):

Year	Amount
2019	$17,359
2020	16,277
2021	14,181
2022	9,055
2023	5,102
Thereafter	10,254
$72,228
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
18. Immaterial Correction of Prior Period Financial Statements

In connection with the preparation of the consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets for the year ended December 31, 2017, we revalued our net deferred tax assets to implement the Tax Act. During the revaluation, immaterial errors were discovered in prior periods in the reporting of the GAAP income tax expense associated with the stock-based compensation for certain of our executive officers. While we have concluded that the impact of these errors on our previously-issued consolidated statements of income, consolidated statements of comprehensive income and consolidated balance sheets was not material, we have revised our previously-reported consolidated statement of income and consolidated statement of comprehensive income for the year end December 31, 2016. The revisions to our consolidated statement of income and consolidated statement of comprehensive income for the year ended December 31, 2016 is as follows (in thousands, except per share amounts):

	For the Year Ended
	December 31, 2016
	As Reported	As Revised
Income before income taxes	$41,418	$41,418
Provision for income taxes	(11,165)	(12,178)
Net income	$30,253	$29,240

Net income per share:
Basic	$1.04	$1.01
Diluted	$0.99	$0.96

Weighted average shares outstanding:
Basic	28,976	28,976
Diluted	30,414	30,414

Net income	$30,253	$29,240
Other comprehensive income:
Unrealized loss on investments in marketable available for sale securities	(61)	(61)
Unrealized gain on foreign currency translation adjustments	843	843
Other comprehensive income, before tax	782	782
Income tax benefit related to items of other comprehensive income	24	24
Other comprehensive income, net of tax	806	806
Comprehensive income	$31,059	$30,046

The revisions had no impact on cash flows from operating, investing, or financing activities on the consolidated statement of cash flows for the year ended December 31, 2016. The revisions to the consolidated statements of shareholders' equity include the changes to net income and comprehensive income, as noted above, and a $17.9 million decrease to retained earnings at the beginning of fiscal 2016.

19.    Related Party Transactions
On May 15, 2017, Ultimate’s shareholders elected Jason Dorsey as a non-employee member of Ultimate’s Board of Directors. During February 2016, The Center for Generational Kinetics, LLC ("TCGK"), entered into an agreement with Ultimate. TCGK is a leading Millennials and Generation Z research, speaking, and strategy firm in the U.S. Mr. Dorsey is co-founder of TCGK. The agreement was to lead custom research and thought leadership opportunities for Ultimate that would benefit the Company through lead generation, marketing differentiation, media appearances, executive speaking opportunities and innovation based on research. For the years ending December 31, 2018 and 2017, Ultimate paid approximately $14,000 and $71,500, respectively, to TCGK for these services.
20.    Employee Benefit Plan
Ultimate provides retirement benefits for eligible employees, as defined, through a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Contributions to the 401(k) Plan, which are made at the sole discretion of Ultimate, were $15.8 million, $13.1 million and $10.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
21.    Subsequent Events
On February 4, 2019, the Company announced that it has entered into a definitive merger agreement to be acquired by an investor group led by Hellman & Friedman in an all-cash transaction that values the Company at an aggregate value of approximately $11 billion.  Under the terms of the merger agreement, the Company’s stockholders will receive $331.50 per share in cash upon the closing of the transaction.  The obligation of the parties to complete the merger is subject to customary closing conditions, including, among others, approval by the Company’s stockholders and regulatory approvals. The merger is currently expected to close in the second quarter of 2019.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of December 31, 2018, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In conducting our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, we excluded internal controls over financial reporting associated with PeopleDoc which was acquired in July 2018. Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  Excluding internal controls over financial reporting associated with PeopleDoc which was acquired in July 2018 and represented approximately 8% of total assets and 1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of this assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on Ultimate’s internal control over financial reporting as of December 31, 2018, which is included below on this Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes during the quarter ended December 31, 2018 in Ultimate's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate's internal control over financial reporting. We are currently in the process of assessing PeopleDoc's internal control over financial reporting. Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("Topic 606"). Although Topic 606 has had an immaterial impact on our revenues, we did implement changes to our processes related to revenue recognition, deferred contract costs and the control activities within them. These included the development of new policies based on the five-step model provided in Topic 606, ongoing contract review requirements, and gathering of information provided for disclosures.
Our management, including the CEO and CFO, concluded that no significant changes in Ultimate's internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15-d-15(f) occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Ultimate Software Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited The Ultimate Software Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired PeopleDoc SAS (“PeopleDoc”) in the third quarter of 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, PeopleDoc, which represented approximately 8% of total assets and 1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of PeopleDoc.

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

Fort Lauderdale, Florida
March 1, 2019

Item 9B.  Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers (Messrs. Scott Scherr, Marc D. Scherr, Felicia Alvaro, Adam Rogers, Julie Dodd, Greg Swick, Robert Manne and John C. Phenicie), directors and other key employees of Ultimate, and their ages as of February 18, 2019, are as follows:

Name	Age	Position(s)
Scott Scherr	66	Chairman of the Board, President and Chief Executive Officer
Marc D. Scherr	61	Vice Chairman of the Board
Felicia Alvaro	58	Executive Vice President, Chief Financial Officer and Treasurer

Adam Rogers	44	Chief Technology Officer
Julie Dodd	49	Chief Services Officer
Greg Swick	55	Chief Enterprise Sales Officer
Robert Manne	65	General Counsel
John C. Phenicie	47	Chief Mid-Market Sales Officer
James A. FitzPatrick, Jr.	69	Director
Jonathan D. Mariner	63	Director
Rick A. Wilber	72	Director
Alois T. Leiter	53	Director
Jason Dorsey	40	Director

Mitchell K. Dauerman	61	Former - Chief Financial Officer; Current - Executive Vice President, Investor Relations
Bill Hicks	53	Chief Relationship Officer
Jody Kaminsky	44	Chief Marketing Officer
Vivian Maza	57	Chief People Officer and Secretary
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
Marc D. Scherr has been a director of Ultimate since its inception in April 1996 and has served as Vice Chairman since July 1998. From October 2003 through October 2018, he served as Chief Operating Officer. Mr. Scherr is also a member of the Executive Committee of the Board. Mr. Scherr became an executive officer of Ultimate effective March 1, 2000. Mr. Scherr served as a director of Gerschel & Co., Inc., a private investment firm from January 1992 until March 2000. In December 1995, Mr. Scherr co-founded Residential Company of America, Ltd. (“RCA”), a real estate firm, and served as President of its general partner until March 2000. Mr. Scherr also served as Vice President of RCA’s general partner from its inception in August 1993 until December 1995. From 1990 to 1992, Mr. Scherr was a real estate pension fund advisor at Aldrich, Eastman & Waltch. Previously, he was a partner in the Boston law firm of Fine & Ambrogne. Mr. Scherr is the brother of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of Ultimate.
Felicia Alvaro has served as Executive Vice President, Chief Financial Officer and Treasurer of Ultimate since May 2018. Ms. Alvaro served as Vice President of Finance of Ultimate Software from June 1998 to May 2018. Over her 20 years with the Company, Ms. Alvaro has been involved in all aspects of Ultimate’s finances, including accounting, financial planning and analysis, financial reporting, and financial compliance, as well as operations. Ms. Alvaro began her career with
LLP, a global accounting and consulting firm, spending 3 years at the firm, and another 8 years at both public and private companies prior to joining Ultimate. She holds a B.S. in Accounting and is a Certified Public Accountant.

Adam Rogers has served as Chief Technology Officer since February 6, 2007.  Mr. Rogers served as Senior Vice President, Development from December 2002 to February 6, 2007. From July 2001 to December 2002, Mr. Rogers served as Vice President of Engineering. From May 1997 to July 2001, Mr. Rogers held various positions in Ultimate’s research and development organization, including Director of Technical Support from October 1998 to November 1999 and Director of Web Development from November 1999 to July 2001.  Mr. Rogers is the son-in-law of Scott Scherr, Chairman of the Board, President and Chief Executive Officer of Ultimate.
Julie Dodd has served as Chief Services Officer since October 2013, responsible for all support and implementation services provided by the Company to its customers. Ms. Dodd served as Senior Vice President and General Manager, Mid-Market Services, from April 2010 until October 2013 and served as Vice President and General Manager of Mid-Market Operations from January 2009 until April 2010.  From October 2007 to December 2008, Ms. Dodd served as the Director of Product Strategy, with primary focus on the UltiPro Mid-Market product offering.  Prior to joining Ultimate, Ms. Dodd provided consulting services for large scale implementations, operations efficiencies projects and new cloud product launches for various service providers. From 2002 to 2005, Ms. Dodd held various executive positions with Ceridian Corporation, an information technology company, supporting their small and mid-market solutions.
Greg Swick has served as Chief Enterprise Sales Officer since February 6, 2007. Mr. Swick served as Senior Vice President since January 2001 and Vice President and General Manager of the PEO Division of Ultimate’s sales organization from November 1999 to January 2001. From February 1998 to November 1999, Mr. Swick was Director of Sales, Northeast Division. Prior to joining Ultimate, Mr. Swick was President of The Ultimate Software Group of New York and New England, G.P., a reseller of Ultimate Software which was acquired by Ultimate in March 1998. From 1987 to 1994, Mr. Swick held various positions with ADP, where the most recent position was Area Vice President — ADP Dealer Services Division.
Robert Manne has served as General Counsel since February 2004 and served as Vice President, General Counsel from May 1999 through January 2004. Prior to joining Ultimate, Mr. Manne was an attorney and partner of Becker & Poliakoff, P.A., an international law firm, since 1978. In addition to administering the Litigation Department of the law firm, Mr. Manne was a permanent member of the firm’s executive committee which was responsible for law firm operations. Mr. Manne has performed legal services for Ultimate since its inception.
John C. Phenicie has served as Chief Mid-Market Sales Officer since January 2009 and served as Senior Vice President since January 2009 and Vice President of Workplace Sales from April 2007 until January 2009. From January 2000 to April 2007, Mr. Phenicie served as Strategic Account Manager for Ultimate. From July 1997 to January 2000, Mr. Phenicie held various sales positions with ADP, the most recent of which position was Sales Manager.
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
Each officer serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earliest resignation or removal.  Messrs. Scott Scherr and Al Leiter serve on the Board in the class whose term expires at the Annual Meeting of Stockholders in 2019. Messrs. Jonathan D. Mariner and Jason Dorsey serve on the Board in the class whose term expires at the Annual Meeting of Stockholders in 2020. Messrs. Marc D. Scherr, James A. FitzPatrick, Jr. and Rick A. Wilber serve on the Board in the class whose term expires at the Annual Meeting of Stockholders in 2021.
Mitchell K. Dauerman has served as Executive Vice President, Investor Relations since May 2018. Mr. Dauerman served as Chief Financial Officer and Treasurer of Ultimate from September 1996 through April 2018. Mr. Dauerman has served as Executive Vice President of Ultimate since April 1998. From 1979 to 1996, Mr. Dauerman held various positions with KPMG LLP, an accounting firm, serving as a Partner in the firm from 1988 to 1996. Mr. Dauerman is a Certified Public Accountant.
Bill Hicks has served as Chief Relationship Officer since October 2013. Mr. Hicks served as Senior Vice President of Shared Services and Chief Information Officer since April 2005.  Mr. Hicks served as Vice President and Chief Information Officer from February 2004 through March 2005.  From 1993 until February 2004, Mr. Hicks held various positions in the management of technologies for Precision Response Corporation, a wholly-owned subsidiary of Interactive Corporation and a provider of call centers and on-line commerce customer care services, including Chief Information Officer and Senior Vice President of Technology from August 2000 until February 2004.
Jody Kaminsky has served as Chief Marketing Officer since April 2010.  Ms. Kaminsky served as Senior Vice President since April 2010 and as Vice President of Marketing from July 2008 until April 2010.  Ms. Kaminsky served as Vice President of Marketing Operations from July 2005 to June 2008, as Director of Strategic Marketing from December 2002 through June 2005, and in various other Marketing and Communications positions from November 1999 through November 2002.  Prior to that, Ms. Kaminsky held various positions with General Electric's GE Information Services division from April 1997 through August 1999, including Manager of Communications and Community Relations.
Vivian Maza has served as Chief People Officer and Secretary of Ultimate since February 2004 and served as Senior Vice President since February 2004 and Vice President, People from January 1998 through January 2004.  Ms. Maza has served as Secretary of Ultimate since September 1996. Prior to that, Ms. Maza served as the Office Manager of Ultimate from its organization in April 1996 and of the Partnership from its inception in 1990 until April 1996. Ms. Maza is an HR Generalist and holds a Professional in Human Resources (PHR) certification from the Society for Human Resource Management (SHRM) association. From 1985 to 1990, Ms. Maza was a systems analyst for the Wholesale Division of ADP.
Corporate Governance Principles and Practice Highlights
We are committed to excellence in corporate governance and maintain policies and practices that promote good corporate governance. Many of these policies and practices are designed to ensure compliance with the listing requirements of The NASDAQ Stock Market LLC ("NASDAQ"); others are designed to implement corporate governance preferences of the Board.
Board Leadership
The Chairman of the Board, Scott Scherr, also serves as Ultimate’s President and Chief Executive Officer. A combined Chairman and Chief Executive Officer role provides an efficient and effective leadership model because it fosters clear accountability, effective decision-making and alignment on corporate strategy. The Chief Executive Officer’s direct involvement in Ultimate’s operations and his familiarity with Ultimate’s business and industry make him best positioned to lead productive Board meetings and strategic planning sessions. While Ultimate’s independent directors bring experience, oversight and expertise from outside the Company and industry, as the founder of Ultimate, Scott Scherr brings company and industry-specific experience and expertise to the Board. The Board has not designated a lead independent director from among its members. The Board retains the authority to modify the foregoing leadership structures.
Board Role in Risk Oversight
Management is responsible for the day-to-day management of risks that Ultimate encounters, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. Management regularly presents reports to the Board from members of senior management on areas that may pose material risk to Ultimate, including operational, strategic, financial, compliance, legal, product, competitive and reputational risks. While oversight of risk management efforts is the responsibility of the entire Board, the Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk management in the areas of accounting, auditing, financial reporting and maintaining effective internal controls over financial reporting. The Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of any risks arising from Ultimate’s compensation policies and arrangements.
Executive Committee
The Executive Committee of the Board is composed of Messrs. Scott Scherr (Chairman) and Marc D. Scherr and Rick A. Wilber. The Executive Committee has the authority to exercise (except as provided by law or as may have been specifically reserved by or for the Board) all the powers and authority of the Board in the management of the business and affairs of Ultimate between regular meetings of the Board and while the Board is not in session. The Executive Committee held no meetings during fiscal 2018.
Audit Committee
Messrs. Jonathan D. Mariner (Chairman), Rick A. Wilber, James A. FitzPatrick, Jr., and Alois T. Leiter are members of the Audit Committee of the Board. The Audit Committee oversees Ultimate’s financial reporting process on behalf of the Board and reviews the independence of Ultimate’s independent registered public accounting firm. The Audit Committee held five meetings during fiscal 2018.
The Board has determined that the Audit Committee’s current member composition satisfies the NASDAQ rules that govern audit committee composition, including the requirement that audit committee members all be “independent directors” as that term is defined by NASDAQ Rule 5605(a)(2). The Board has determined that Mr. Jonathan D. Mariner is an “audit committee financial expert” as defined in the rules of the SEC. Ultimate has established an Audit Committee Charter that sets forth the Audit Committee's principal duties and responsibilities. This charter is available on our website at www.ultimatesoftware.com.
Compensation Committee
Messrs. James A. FitzPatrick, Jr. (Chairman), Rick A. Wilber, Jonathan D. Mariner and Alois T. Leiter are members of the Compensation Committee of the Board. The Compensation Committee is responsible for determining the compensation and benefits for the executive officers of Ultimate and administers Ultimate’s stock-based plan and oversees such other benefit plans as Ultimate may from time to time maintain. The Compensation Committee held four meetings during fiscal 2018.

Ultimate has established a Compensation Committee Charter, that sets forth the Compensation Committee's principal duties and responsibilities. This charter is available on our website at www.ultimatesoftware.com.
Compensation Consultant. The Compensation Committee engaged Compensia, Inc. ("Compensia") to advise the Compensation Committee on marketplace trends in executive compensation, management proposals for compensation programs, and executive officer compensation decisions. Compensia also evaluates equity compensation programs generally. Compensia also consults with the Compensation Committee about its recommendations to the Board on CEO and director compensation.
Consultant Independence. Compensia is directly accountable to the Compensation Committee. To maintain the independence of the firm's advice, Compensia does not provide any services for Ultimate other than those described above. In addition, the Compensation Committee conducted a conflict of interest assessment by using the factors applicable to compensation consultants under SEC rules and NASDAQ rules and no conflict of interest was identified.
Nominating Committee
Messrs. Rick A. Wilber (Chairman), James A. FitzPatrick, Jr., Jonathan D. Mariner, and Alois T. Leiter are members of the Nominating Committee of the Board. The primary function of the Nominating Committee is to recommend director-nominees to be considered for election or appointment by the Board. The Nominating Committee held two meetings during fiscal 2018. Ultimate has established a Nominating Committee Charter that sets forth the Nominating Committee's principal duties and responsibilities. This charter is available on our website at www.ultimatesoftware.com. The Nominating Committee's and the Board's goal is to nominate candidates who represent diverse viewpoints. When identifying nominees to serve as directors, the Nominating Committee will consider candidates with a diversity of experiences and backgrounds who will enhance the quality of the Board's deliberations and decisions. To further these aspirations, the Board recently adopted a board diversity policy which is available on our website at www.ultimatesoftware.com.
When considering potential director candidates, the Nominating Committee considers the candidate's independence (as mandated by the NASDAQ rules), character, judgment, age, skills, financial literacy, and experience in the context of the needs of Ultimate and the Board.
In fiscal 2018, Ultimate did not pay any fees to a third party to assist in identifying or evaluating potential nominees.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires Ultimate's executive officers and directors and persons who beneficially own more than 10% of Ultimate's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such executive officers, directors and greater than 10% beneficial owners are required by the regulations of the SEC to furnish Ultimate with copies of all Section 16(a) reports they file. Acting pursuant to powers of attorney, our employees generally prepare these reports on the basis of information obtained from each director and officer. Based solely on a review of the copies of such reports furnished to Ultimate and written representations from the executive officers and directors, Ultimate believes that all Section 16(a) filing requirements applicable to its executive officers and directors and greater than 10% beneficial owners were met during 2018, except Al Leiter, Jonathan Mariner, Jason Dorsey, James FitzPatrick and Rick Wilber, each inadvertently filed a Form 4 late, on May 9, 2018, reporting a transaction that was executed on May 4, 2018, due to a clerical error in connection with restricted stock awards granted to such individuals.
Item 11. Executive Compensation
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis ("CD&A") provides information regarding the fiscal 2018 compensation program for our principal executive officer, our principal financial officer, and our three executive officers who were our most highly-compensated executive officers as of the end of fiscal 2018. These individuals were:

•	Scott Scherr, our Chairman of the Board, President and Chief Executive Officer;

•	Felicia Alvaro, our Executive Vice President, Chief Financial Officer and Treasurer;

•	Julie Dodd, our Chief Services Officer;

•	Adam Rogers, our Chief Technology Officer;

•	Greg Swick, our Chief Enterprise Sales Officer; and

•	Mitchell K. Dauerman, our Executive Vice President, Investor Relations and Former Chief Financial Officer and Treasurer.
These executive officers were our Named Executive Officers ("NEOs") for fiscal 2018. In this CD&A, Ultimate Software Group, Inc. is referred to as "our," "us," "we," "Company" or "Ultimate."
Ms. Alvaro was elected to the position of Executive Vice President , Chief Financial Officer and Treasurer of Ultimate, effective May 2, 2018 (the "Effective Date"). Ms. Alvaro assumed the role of Chief Financial Officer from Mitchell K. Dauerman, who stepped down from that position on the Effective Date. Mr. Dauerman will continue his service at Ultimate, focusing on investor relations and strategic initiatives.
In this CD&A we describe the material elements of our executive compensation program during the fiscal year ended December 31, 2018. We also provide an overview of our executive compensation philosophy, as well as our principal compensation policies and practices. Finally, we analyze how and why the Compensation Committee of the Board arrived at the specific compensation decisions for our executive officers, including the NEOs, in fiscal 2018, and discuss the key factors that the Compensation Committee considered in determining the compensation of our executive officers.
Executive Compensation Policy
The Human Capital Management ("HCM") market is a multi-billion dollar market, and we have only a small percentage of that as of the date of this filing. We believe we can continue to expand our penetration in this market, and we believe retaining highly talented and motivated executives is an important component of achieving this goal. Our primary financial goals are to: increase recurring revenues through new sales and through high retention rates of our customers; and deliver positive operating margins.
Our belief is that compensation should be based on factors including the combination of the level of job responsibility, individual performance and Ultimate’s financial performance. As our employees progress to higher levels in the organization, an increasing proportion of their pay should be linked to Ultimate’s performance, since they are more able to affect Ultimate’s financial results. Our overall philosophy is to provide our shareholders with long-term value and align our NEO's equity compensation with shareholders value through the use of restricted stock awards with three-year annual vesting.
Additionally, we believe compensation should reflect the value of the job in the marketplace. In order to attract and retain a highly skilled work force, we must remain competitive with the pay of other employers who compete with us for employee talent. Although programs and individual pay levels may reflect differences in job responsibilities, geographies and marketplace considerations, the overall structure of compensation and benefit programs should be broadly similar across Ultimate's employee base.
We believe the key elements of our fiscal 2018 executive compensation program align the interests of our NEOs with our long-term strategic direction and the interests of shareholders, and help reduce the possibility of our NEOs making business decisions that could promote short-term results or individual compensation at the expense of long-term value to Ultimate and its shareholders which ensures that are actual incentive award payouts tie to the achievement of rigorous performance objectives.

•	CEO Base Salary: The base salary for our CEO was reduced in 2018 from $700,000 to $600,000. Prior to the reduction in 2018, our CEO's base salary was unchanged for the preceding eight fiscal years.

•
Incentive Awards Payable in Cash: Cash incentive awards are earned only if the Company exceeds target financial performance goals. These goals are the same as the annual financial guidance the Company provides to its shareholders.

•
Equity Incentive Awards Linked to Long-term Value and Alignment with Shareholder Interests: The Company has always maintained a fundamental belief of making business decisions that positively impact the business and its customers for the long-term versus promoting short-term results or individual compensation incentives. Our 2018 Restricted Stock Awards vest over three years in annual installments. If the respective NEO does not perform, then the value of the restricted stock award, which comprises an overwhelming portion of the NEO's target compensation, may decline. We believe these awards create strong alignment with shareholders' interests over the long-term as the terms of such awards require continued performance by the NEO and correlate the NEO's compensation with shareholder outcomes.
The 2018 total compensation of our CEO was approximately 93% equity-based which we believe is in alignment with the long-term interests of our shareholders.
Compensation Philosophy and Design
Our Compensation Committee is responsible for developing and approving Ultimate’s compensation program for the executive officers and other officers of Ultimate. In addition, our Compensation Committee administers Ultimate’s equity based plan and oversees such other benefit plans as Ultimate may from time to time maintain.
Our Compensation Committee is composed of four non-employee directors, Messrs. James A. FitzPatrick, Jr. (Chairman), Jonathan D. Mariner, Rick A. Wilber, and Alois T. Leiter.
The executive compensation program was designed to reward executive officers for achieving Ultimate’s strategic goals and to align the interests of the executive officers with those of Ultimate’s shareholders. In particular, the program is intended to (i) give the executive officers the opportunity to acquire a proprietary interest in Ultimate’s Common Stock by receiving equity-based incentive compensation; (ii) provide the executive officers with equity ownership in Ultimate commensurate with Ultimate’s performance, as reflected in increased shareholder value; (iii) attract, motivate and retain key employees and non-employee directors by maintaining competitive compensation levels; and (iv) provide an incentive to management for continuous employment with or service to Ultimate.
This philosophy is reflected in an executive compensation package that is generally comprised of three elements (collectively, “Total Compensation”):

•	Base salary, which is determined on the basis of the individual’s position and responsibilities with Ultimate;

•	Annual incentive-awards payable in cash and tied to exceeding specified financial targets; and

•
Long-term stock-based incentive compensation in the form of three-year annual vesting Restricted Stock Awards that create a link between executive compensation and the long-term interests of Ultimate’s shareholders. We believe the structure of these awards helps reduce the possibility of our NEOs making business decisions that could promote short-term results or individual compensation at the expense of long-term value creation for Ultimate and its shareholders.

Role of the Compensation Committee
The Compensation Committee establishes Total Compensation levels for executives that it believes are competitive with industry compensation practices of other software and technology companies of comparable size. It designs, approves and recommends to the Board, for approval by the independent members of the Board, all compensation of our executive officers, including the form and amount of salary, bonus, and equity-based compensation. It also oversees the administration of our cash-based and equity-based incentive plans, and addresses other compensation matters as the Board may direct from time to time.
The Compensation Committee's charter allows it to delegate certain of its duties to a subcommittee comprised of one or more committee members. It also permits the Compensation Committee to engage a compensation consultant.
Role of our Chief Executive Officer
The Chief Executive Officer provides general guidance and recommendations with respect to compensation for other executive officers to the Compensation Committee for its review. The other executive officers for which the CEO provides general guidance and recommendations include those executive officers who report to him. The CEO reviews their performance at least annually.
Role of Compensation Consultant
The Compensation Committee has engaged Compensia, an independent compensation consulting firm, to review and analyze our executive compensation program. In measuring the effectiveness of our executive compensation arrangements in supporting our business strategy, their reasonableness as compared to the compensation practices of our peer group companies and the alignment they foster with our shareholders. Compensia has periodically advised the Compensation Committee on the following:

•	Peer group assessment methodology;

•	Trends and regulatory developments for executive compensation;

•	The cost and potential dilution to our shareholders of equity incentives relative to our peer group;

•	Risk mitigation and compensation governance matters;

•	Disclosures about our executive compensation; and

•	Review of independent director pay levels and structures relative to competitive market practices.
While the Compensation Committee takes the input of Compensia into consideration, all of the Compensation Committee’s executive compensation decisions, including the specific amounts paid to our executive officers, are made through the exercise of the Compensation Committee’s own judgment and may reflect factors and considerations supplemental to the information and advice provided by Compensia. The Compensation Committee may replace Compensia or hire additional advisors at any time.
Compensia reports directly to the Compensation Committee and does not provide services to Ultimate's management team other than at the Compensation Committee's request. The Compensation Committee has assessed the independence of Compensia pursuant to SEC rules and NASDAQ listing rules and concluded that the firm’s work does not raise any conflict of interest that prevents Compensia from providing independent advisory services to the Compensation Committee.
The Compensation Committee’s Processes
The Compensation Committee utilizes different processes to assist it in ensuring that Ultimate’s executive compensation program is achieving its objectives. Among those processes are:
Industry Comparison. The Compensation Committee establishes Total Compensation levels for executives that it believes are competitive with industry compensation practices of other software and technology companies of comparable size. The Compensation Committee reviews available information, including information published in secondary sources, regarding prevailing salaries and compensation programs offered to executive officers by businesses that are comparable to Ultimate in terms of size and industry group. Generally, the CEO provides recommendations for other executive officer compensation to the Compensation Committee for its review.
In 2018 in advance of the compensation decisions approved in 2018, the Compensation Committee determined that it was appropriate to review and potentially revise our list of peer group companies to take into account our improved financial position, financial performance growth and market capitalization to review updated peer compensation data. In reviewing the composition of our peer group, the Compensation Committee considered, among other things, companies that were similar to us in terms of one or more of the following factors:

•	Primary industry focus on software, especially software-as-a-service ("SaaS");

•	Total annual revenues between approximately $312 million and $2.0 billion, which represented multiples of our revenues in the range of approximately 0.354 times to 2.2 times;

•
Market capitalization between approximately $2.1 billion and $22.1 billion, which represented multiples of our market capitalization in a range between approximately 0.3 times to 3.5 times (a broader range than the range of revenue multiples to reflect the impact of market volatility); and

•	Three-year compound annual growth rate of revenues greater than 15%, and

•
Secondary factors including company business focus, market capitalization to revenue multiple, company location, headcount and overlap with the peer groups selected for Ultimate by Institutional Shareholder Services and Glass Lewis.

Using these criteria and with the assistance of Compensia, the Compensation Committee determined that our peer group (the "Peer Group") would be comprised of the following companies: Fortinet, Inc., FireEye, Guidewire Software, athenahealth, Inc., CoStar Group, Inc., Workday, Inc., Splunk, Tableau Software Inc., Cornerstone OnDemand, Inc., Paycom Software, Paylocity Holdings, Proofpoint, ServiceNow, Ansys, Tyler Technologies, Veeva Systems and Zillow Group.
Assessment of Ultimate's Performance. The Compensation Committee reviews Ultimate's financial performance on key measures to assist in establishing total compensation ranges. The Compensation Committee may consider various measures of Ultimate's performance, including sales, earnings per share and growth in recurring revenue. The Compensation Committee determinations are based in part on considering such measures collectively. In addition, as described in more detail below, the

Compensation Committee may grant performance awards under a formula provided for under the Plan. Such awards shall represent the right to receive a payment, in cash or equity, if corporate performance goals established by the Compensation Committee for a certain performance period are exceeded.
Assessment of Individual Performance. Individual performance has a strong impact on the compensation of all employees, including the executive officers. The members of the Compensation Committee meet with the Chief Executive Officer, and then meet in executive session to evaluate the Chief Executive Officer's performance for the year, when his compensation is being determined. For the other executive officers, the Compensation Committee reviews the compensation recommendations from the Chief Executive Officer and may also exercise its judgment based on the Compensation Committee's assessment of the individual performance of such executive officers. Elements of the individual performance of Scott Scherr taken into account by the Compensation Committee include his leadership of Ultimate as a whole, his particular leadership in and the results of the sales and marketing function, his strategic focus on maximizing Ultimate's recurring revenue streams and maintaining a strong customer retention, his communications with the Board, employees, customers, shareholders and the investment community and his responsibility for the culture of Ultimate. Elements of the individual performance of Ms. Alvaro taken into account by the Compensation Committee include her leadership of the financial operations of Ultimate and her communications with the Board, the Audit Committee, Ultimate's independent auditors and the investment community. Elements of the individual performance of Mr. Rogers taken into account by the Compensation Committee include his leadership of the development team and its operations, his continued knowledge of recent technology and his strategic approaches to future technology. Elements of the individual performance of Julie Dodd taken into account by the Compensation Committee include her leadership in and results of the information technology services and total company services offered to Ultimate customers. Elements of the individual performance of Mr. Swick taken into account by the Compensation Committee include his leadership of the Enterprise sales team and its operations and his communications with current and prospective customers. While in his role as Chief Financial Officer, the elements of the individual performance of Mr. Dauerman taken into account by the Compensation Committee included his leadership of the financial operations of Ultimate and his communications with the Board, the Audit Committee, Ultimate's independent auditors and the investment community.
Components of Executive Compensation for 2018
We believe Ultimate’s compensation programs balance both the mix of cash and equity compensation and the mix of short-term and longer-term compensation in a way that furthers the compensation objectives discussed above. Following is a discussion of the Compensation Committee’s considerations in establishing each of the components for the executive officers.
Base Salary
Base salary is the fixed element of employees’ annual cash compensation. The Compensation Committee annually reviews and determines the base salary of the Chief Executive Officer and the base salaries of the other executive officers based on the recommendations of the Chief Executive Officer. Base salaries are generally adjusted to reflect promotions, increases in responsibilities, competitive market considerations and individual performance. In order to attract and retain qualified executives, Ultimate provides base salaries it considers to be competitive.
While determining the compensation for our NEOs for 2018, including that of our President and Chief Executive Officer, Mr. Scott Scherr, the Compensation Committee reviewed the current compensation and long term incentive compensation of executive officers of certain software and technology companies, including the Peer Group (for base salaries and long term incentive compensation). This information provided the basis of a competitive review of each of our NEO’s compensation. In order to maintain approximately the same aggregate cash compensation for the senior executive team, Mr. Scott Scherr requested that his own base salary be reduced in 2018. Mr. Scott Scherr requested these changes primarily to reward the other executive officers in recognition of their increased contributions to the success of the Company. However, the Compensation Committee did not attempt to “benchmark” the total compensation, or any element of compensation (including base salary), of any of our NEOs against the total compensation, or any element of compensation (including base salary), paid to executives in the Peer Group. Instead, the Compensation Committee exercised its own judgment based upon Mr. Scherr’s performance and, successful leadership of Ultimate, including a business strategy focused on maximizing recurring revenue streams by selling Ultimate’s UltiPro Cloud offerings on a recurring revenue basis and maintaining strong customer retention. During the Compensation Committee’s evaluation of Mr. Scherr’s performance as of October 2017, Mr. Scherr requested a decrease in his base salary for fiscal 2018. Therefore, the Compensation Committee decreased Mr. Scherr’s base salary to $600,000 for 2018. During the Compensation Committee’s evaluation of Mr. Scherr’s performance as of October 2018, Mr. Scherr stated that he requested a decrease in base salary for all executive officers for 2019 to further align our compensation structure with shareholder value creation, our corporate strategies and our business objectives. Mr. Scherr's base salary for 2019 was further reduced to $500,000.

Ms. Alvaro was elected to the position of Executive Vice President, Chief Financial Officer and Treasurer of Ultimate, effective May 2, 2018. Ms. Alvaro assumed the role of Chief Financial Officer from Mitchell K. Dauerman, who stepped down from that position on the Effective Date. Since joining Ultimate in June, 1998, Ms. Alvaro has been involved in all aspects of Ultimate’s finances, including accounting, financial planning and analysis, financial reporting, and financial compliance, as well as operations. Since January 1999, Ms. Alvaro has been Ultimate’s Vice President of Finance. Upon being elected to her new position, the Compensation Committee approved Ms. Alvaro's base salary of $500,000 per year and provided that she will continue to be eligible to receive bonus payments and other awards under the Corporation’s Amended and Restated 2005 Equity and Incentive Plan (the “Plan”). Taking into consideration Mr. Scott Scherr's recommendation and the Compensation Committee’s review with him as of October 2018, the Compensation Committee determined that Ms. Alvaro's base salary would not be increased and remain at $500,000 for fiscal 2019.
The Compensation Committee also reviewed with Mr. Scott Scherr the performance of Mr. Rogers as Ultimate’s Chief Technology Officer, including his oversight of the development team, his continued knowledge of the most recent technology and his strategic approaches to future technology. Taking into consideration Mr. Scott Scherr’s recommendation, and the Compensation Committee's review with him, the Compensation Committee determined that Mr. Roger’s base salary would be increased to $650,000 for fiscal 2018. Taking into consideration Mr. Scott Scherr's recommendation and the Compensation Committee’s review with him as of October 2018, the Compensation Committee determined that Mr. Roger's base salary would decrease from $650,000 to $500,000 for fiscal 2019.
The Compensation Committee reviewed with Mr. Scott Scherr the performance of Ms. Julie Dodd as Ultimate’s Chief Services Officer in overseeing Ultimate’s strategic and operational activities. Taking into consideration Mr. Scott Scherr’s recommendation and the Compensation Committee's review with him, the Compensation Committee determined that Ms. Dodd's base salary would not be increased and remain at $600,000 for fiscal 2018. Taking into consideration Mr. Scott Scherr's recommendation and the Compensation Committee’s review with him as of October 2018, the Compensation Committee determined that Ms. Dodd's base salary would decrease from $600,000 to $500,000 for fiscal 2019.
The Compensation Committee also reviewed with Mr. Scott Scherr the performance of Mr. Swick as Ultimate’s Chief Enterprise Sales Officer, including his oversight of the Enterprise sales team and Ultimate’s relationships with its current and prospective customers. Taking into consideration Mr. Scott Scherr’s recommendation, and the Compensation Committee's review with him, the Compensation Committee determined that Mr. Swick’s base salary would remain at $250,000 for 2018. Mr. Swick's base salary remained consistent at $250,000 for fiscal 2019. In addition to Mr. Swick's base salary, he received commissions on applicable sales results for fiscal 2018. Mr. Swick earned $390,429 in sales commissions for fiscal 2018.
The Compensation Committee also reviewed with Mr. Scott Scherr the performance of Mr. Dauerman as Ultimate’s Former Chief Financial Officer, including his oversight of financial operations and Ultimate’s relationships with the investment community. Taking into consideration Mr. Scott Scherr’s recommendation and the Compensation Committee's review with him, the Compensation Committee determined that Mr. Dauerman’s base salary would increase to $600,000 for fiscal 2018. Taking into consideration Mr. Dauerman stepping down as Ultimate's Chief Financial Officer into his new role at Ultimate and Mr. Scott Scherr's recommendation and the Compensation Committee’s review with him as of October 2018, the Compensation Committee determined that Mr. Dauerman's base salary would decrease from $600,000 to $300,000 for fiscal 2019.
Incentive Compensation
From time to time, the Compensation Committee approves (i) incentive awards, payable in cash and tied to exceeding annual corporate financial goals (“Cash Bonuses”); and (ii) long-term stock-based incentive compensation ("Stock-Based Compensation") to its executive officers. There is no annual incentive compensation provided to our NEOs for the year if we are at or below our financial goals for the year. Annual incentive compensation is only provided if we exceed our financial goals for the year.
Incentive Awards
The Compensation Committee may grant incentive awards under an annual bonus plan, which shall represent the right to receive a payment in cash if the performance goals established by the Compensation Committee for a performance period are exceeded. At the time an incentive award is granted, the Compensation Committee shall determine, in its sole discretion, the applicable period and goals to be achieved during the period, as well as such other conditions as the Compensation Committee deems appropriate. The Compensation Committee may also determine a target payment amount or a range of payment amounts for each award. The goals applicable to an incentive award grant may be subject to adjustments as the Compensation Committee shall deem appropriate to reflect significant unforeseen events, such as changes in law, accounting practices or unusual or nonrecurring items or occurrences. At the end of the period, the Compensation Committee shall determine the extent to which performance goals have been attained, or a degree of achievement between minimum and maximum levels, in order to establish the level of payment to be made, if any.

In February 2018, the Compensation Committee approved grants of contingent cash bonuses (as provided for in the Plan) to certain members of executive management, including all of our NEOs. Pursuant to this grant, the aggregate amount of the performance awards, subject to the maximum referred to below, was equal to the excess, if any, of (A) Ultimate’s pretax operating income, as reflected in its audited financial statements for the year ended December 31, 2018, adjusted to add back the charges for such performance awards, as well as the charges for non-cash stock-based compensation expense and non-cash amortization of acquired intangible assets, over (B) $238,200,000. The maximum aggregate amount of the performance awards eligible to be granted was $3,000,000, payable to the NEO's and other members of executive management. The respective percentages of their related base salaries for the aggregate performance awards to Mr. Scott Scherr, Mr. Mitchell K. Dauerman, Mr. Adam Rogers, Ms. Julie Dodd and Mr. Greg Swick were 10.0%, 9.0%, 9.0%, 9.0% and 9.0%, respectively. The maximum potential aggregate payout to the NEOs was $1.4 million. The remainder of the $3,000,000 was a maximum potential aggregate payout to other members of executive management eligible for performance awards.
There was no actual payout to the NEOs or other members of executive management for 2018 performance. Based upon the audited financial statements of Ultimate for the fiscal year ended 2018 and the formula described above, no cash Performance Award was earned for certain members of executive management, including our NEOs.
Long-Term Stock-Based Incentive Compensation
The Compensation Committee's philosophy for long-term stock-based incentive compensation is to align the interests of our NEOs with our long-term strategic direction and the interests of shareholders, and help reduce the possibility of our NEOs making business decisions that could promote short-term results or individual compensation at the expense of long-term value. Therefore, it has been the Compensation Committee's decision to award time-based Restricted Stock Awards to our NEOs (typically annually). We believe this award structure ensures continued focus on the long-term value of Ultimate, helps to retain highly talented executives and aligns their interest with those of our shareholders over the long-term.
The Restricted Stock Awards granted in February 2018 after being deferred by the Compensation Committee in October 2017, were approved by the Compensation Committee following a review of the NEOs long-term accomplishments, including consistent and strong recurring revenue growth, high customer retention, focus on profitability and cash flows. In addition, the Committee intended the awards to recognize the role of our long-tenured executives in increasing the Company's market capitalization from approximately $800 million at the beginning of 2009 to over $7.5 billion at the end of 2018. The Compensation Committee also reviewed company performance (including relative to peers), individual performance, competitive market data as provided by Compensia and current individual equity ownership and historic equity allocations.
The following table shows the number of awards granted to each NEO for fiscal 2018:

Name and Principal Position	Year	Stock Awards
Scott Scherr - Chairman of the Board, President and Chief Executive Officer	2018	35,000	(1)
Felicia Alvaro - Executive Vice President, Chief Financial Officer and Treasurer	2018	27,000	(2)
Adam Rogers - Chief Technology Officer	2018	25,000	(1)
Julie Dodd - Chief Services Officer	2018	20,000	(1)
Greg Swick - Chief Enterprise Sales Officer	2018	15,000	(1)
Mitchell K. Dauerman - Former Chief Financial Officer and Treasurer - Executive Vice President, Investor Relations	2018	25,000	(1)
____________________

(1)
Restricted Stock Awards typically granted to the executives on an annual basis were granted in February 2018. These typically represent time-based Restricted Stock Awards with three-year annual vesting.

(2)
Upon election to the position of Executive Vice President and Chief Financial Officer, Ms. Alvaro received a grant in May 2018 of 25,000 Restricted Stock Awards, one-third of which will vest on each of the first, second and third anniversaries of the grant date. The RSAs were issued under the Plan and will be subject to the terms and conditions of such Plan. In addition, Ms. Alvaro received a grant of 2,000 restricted stock unit awards in February 2018 typically granted to certain employees of the Company on an annual basis.

Severance Benefits
Except as described below, Ultimate is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment, whether voluntary or involuntary.

Accelerated Vesting
Ultimate’s Stock-Based Compensation for our executive officers is subject to accelerated vesting under certain circumstances described below.
Stock Options. Ultimate’s stock options issued to the executive officers pursuant to the Plan ordinarily vest 25% on the date of grant and 25% on each of the first three anniversaries of the date of grant, subject to each executive officer’s continued employment with Ultimate. However, pursuant to the terms of the Nonqualified Stock Option Award Agreements entered into between Ultimate and the executive officers under the Plan, in the event of death, disability or a change in control of Ultimate (each, an “Accelerated Vesting Occurrence”), each executive officer’s unvested stock options under the Plan would immediately vest and become fully exercisable. The consummation of the Merger would constitute a “change of control” as that term is defined in the Nonqualified Stock Option Award Agreements. There are no exercisable stock options held by any NEO as of December 31, 2018.
Restricted Stock Awards and Restricted Stock Units. Ultimate’s shares of restricted stock awards and restricted stock unit awards issued pursuant to the Plan, subject to each executive officer’s continued employment with Ultimate or any of its subsidiaries, vest in three equal annual installments. However, pursuant to the terms of the Restricted Stock Award Agreements and Restricted Stock Unit Award Agreements entered into between Ultimate and the executive officers under the Plan, in the event of an Accelerated Vesting Occurrence, each executive officer’s shares of unvested restricted stock would immediately vest. The consummation of the Merger would constitute a “change of control” as that term is defined in the Restricted Stock Award Agreements and Restricted Stock Unit Award Agreements. Assuming that there was an Accelerated Vesting Occurrence on December 31, 2018, the unvested shares of restricted stock held by Messrs. Scott Scherr, Felicia Alvaro, Adam Rogers, Julie Dodd, Greg Swick and Mitchell K. Dauerman would have automatically vested and they would have been entitled to receive amounts equal to the value of $47.0 million, $7.0 million, $7.8 million, $6.1 million and $4.7 million, respectively, as a result of such acceleration. These amounts are derived from the per share Year End Fair Market Value (as defined below) of the Common Stock multiplied by the number of shares being accelerated. In addition, pursuant to the terms of the Restricted Stock Award Agreements and Restricted Stock Unit Award Agreements entered into between Ultimate and the executive officers under the Plan, in the event an executive officer’s employment is terminated by Ultimate without cause (a “Termination Without Cause Occurrence”), that portion of such then outstanding unvested restricted shares multiplied by the number of complete months of continued employment by the executive officer with Ultimate following the applicable dates of grant would immediately vest. Assuming that there was a Termination Without Cause Occurrence on December 31, 2018, a portion of the unvested shares of restricted stock held by Messrs. Scott Scherr, Felicia Alvaro, Adam Rogers, Julie Dodd, Greg Swick andMitchell K. Dauerman would have automatically vested on a pro-rated basis as described above and they would have been entitled to receive amounts equal to the value of $26.0 million, $1.7 million, $2.1 million, $1.7 million and $1.3 million, respectively, as a result of such acceleration. These amounts are derived from the per share fair market value of the Common Stock, at the closing price of the Common Stock on NASDAQ on the last trading day of 2018 (the “Year End Fair Market Value”) multiplied by the pro-rated number of shares being accelerated.
CEO Pay Ratio Disclosure
For 2018,

▪	the median of the annual total compensation of all employees of our company (other than our CEO) was $90,308; and

▪	the annual total compensation of our President and Chief Executive Officer, Mr. Scott Scherr, was $8,617,850.
Based on this information, for 2018 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 95 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Securities Exchange Act of 1934.
As permitted by SEC rules, we are required to identify our median employee only once every three years and calculate total compensation for that employee each year; provided that, during our last completed fiscal year there has been no change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure. We believe there has been no change in our employee population or employee compensation arrangements that significantly impacted the pay ratio disclosure and therefore calculated the total annual compensation of that employee to compare to the total annual compensation of our CEO.
To identify our median employee;

•
We selected total direct compensation, which we calculated as annual base pay, the value of annual cash incentive awards paid in 2017 and the grant date fair value of equity awards granted in 2017 as the compensation measure to be used to compare the compensation of our employees as of November 27, 2017 for the 12-month period from January 1, 2017 through December 31, 2017.

•
As of November 27, 2017, our employee population consisted of approximately 4,408 individuals, with approximately 4,205 employees in the United States and approximately 203 employees outside the United States. In determining this population, we considered the employees of our subsidiaries and all of our worldwide employees other than the CEO, whether employed on a full-time, part-time, or seasonal basis, except for our employees in Singapore (12 employees) who were excluded pursuant to the de minimis exemption provided under Item 402(u), using the total number of employees inside the United States and outside the United States as described above.

•	We did not include any contractors or other non-employee workers in our employee population. We annualized base pay for any full-time and part-time employees who commenced work during 2017.

•	Using this approach, we selected the individual at the median of our employee population, who was an analyst based in the United States.
We determined 2018 annual total compensation for our median employee using the same methodology we use for our named executive officers as set forth in our Summary Compensation Table. We determined that such individual’s annual total compensation for the fiscal year ended December 31, 2018 was $90,308 (excluding any estimated retirement and health benefits).
As of December 31, 2018, our employee population consisted of approximately 5,162 individuals, with approximately 4,955 employees in the United States and approximately 207 employees outside the United States. In determining this population, we considered the employees of our subsidiaries and all of our worldwide employees other than our employees acquired through the acquisition of PeopleDoc SAS (298 employees) who were excluded as permitted by SEC rules as the acquisition was effective during fiscal 2018.
Mr. Scherr’s annual total compensation for the fiscal year ended December 31, 2018 was $8,617,850 as reflected in the Summary Compensation Table included in this Form 10-K.
Because SEC rules for identifying the median of the annual total compensation of all employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates and assumptions in calculating their pay ratios. As explained by the SEC when it adopted these rules, the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay-ratio disclosures.
Other Compensation Policies and Information
Tax Deductibility of Executive Compensation
In general, Section 162(m) of the Code disallows a deduction for any compensation paid in excess of $1 million during a calendar year to any of Ultimate’s NEOs as determined pursuant to the executive compensation disclosure rules under the Exchange Act (other than the principal financial officer). Prior to the enactment of the Tax Act, an exemption from this limitation applied to “performance-based compensation.” Under the Tax Act, this special exclusion for performance based compensation will not be available with respect to taxable years beginning after December 31, 2017 unless the compensation is pursuant to a written binding contract which was in effect on November 2, 2017 and is not modified in any material respect on or after such date. Pursuant to the Tax Act, for the taxable year beginning after December 31, 2017, Section 162(m) of the Code was expanded to cover additional executive officers including the chief financial officer so that the compensation of the chief executive officer and chief financial officer (at any time during the fiscal year), and the three other most highly compensated executive officers (as of the end of any fiscal year) will be subject to Section 162(m) of the Code. Any executive officer whose compensation is subject to Section 162(m) of the Code in taxable years beginning after December 31, 2016 will have compensation subject to Section 162(m) of the Code for all future years, including years after the executive terminates employment or dies. The Compensation Committee recognizes the need to retain flexibility to make compensation decisions, even if Ultimate may not deduct all of the compensation. For 2018, a significant portion of the compensation paid to Ultimate’s NEOs was not deductible pursuant to the limitations of Section 162(m).
Employee Benefits
Ultimate offers core employee benefits coverage in order to provide our workforce with a reasonable level of financial support in the event of illness or injury and to enhance productivity and job satisfaction through programs that focus on work/life balance.

The benefits available are the same for all U.S. employees and executive officers and include medical and dental coverage, disability insurance, and life insurance. In addition, our 401(k) Plan provides a reasonable level of retirement income reflecting employees’ careers with Ultimate. All U.S. employees, including executive officers, participate in these plans.
The cost of post-employment benefits is partially borne by the employee, including each executive officer.
Hedging and Pledging Policies
Our directors and executive officers are prohibited from hedging their ownership of Ultimate Common Stock, including trading in options, puts, calls, or other derivative instruments related to Ultimate's Common Stock. Our directors and executive officers are generally prohibited from pledging their shares of Ultimate's Common Stock. A person covered by the pledging policy may request permission to pledge shares of Ultimate's Common Stock as collateral for a loan (not including a margin loan) if he or she demonstrates that (i) the value of all his or her pledged shares of Ultimate's Common Stock will not exceed 20% of his or her holdings and (ii) he or she has the financial capacity to repay the loan without resorting to the pledged securities. Currently, none of our executive officers or directors have any pledging arrangements. Nevertheless, the decision to grant or deny such a request remains with Ultimate.
Stock Ownership Guidelines
The Board has adopted stock ownership guidelines for our Chief Executive Officer and members of the Board. The guidelines were established to promote a long-term perspective in managing the company and align the interests of our shareholders, executives, and directors.
Claw-back Policy
The Board has adopted a claw-back policy under which in the event of a material restatement of our reported financial statements, the Board shall review any performance-based cash compensation paid to executive officers during the three years preceding such restatement. In the event the performance-based cash compensation would have been lower had it been calculated based on such restated financial statements, the Board shall have the authority to seek the recovery of such excess performance-based cash compensation.
Perquisites
Ultimate does not provide significant perquisites or personal benefits to executive officers.
Summary Compensation Table
The following table sets forth information, for the fiscal years ended December 31, 2018, 2017 and 2016, regarding the aggregate compensation we paid to our NEOs:

Name and Principal Position	Year	($) Salary	($) Bonus (1)	($) Stock Awards (2)	($) Option Awards (3)	($) Non-Equity Incentive Compensation	($) All Other Compensation (4)	($) Total
Scott Scherr - Chairman of the Board, President and Chief Executive Officer	2018	$600,000	$—	$8,010,450	$—	$—	$7,400	$8,617,850
	2017	700,000	—	30,763,585	—	—	7,200	31,470,785
	2016	700,000	—	24,321,623	—	—	7,200	25,028,823

Felicia Alvaro - Executive Vice President, Chief Financial Officer and Treasurer	2018	$453,786	$52,424	$6,763,990	$—	$—	$7,400	$7,277,600

Adam Rogers - Chief Technology Officer	2018	$650,000	$—	$5,721,750	$—	$—	$7,400	$6,379,150
	2017	600,000	—	—	—	—	7,200	607,200
	2016	600,000	—	4,211,800	—	—	7,200	4,819,000

Julie Dodd - Chief Services Officer	2018	$600,000	$—	$4,577,400	$—	$—	$7,400	$5,184,800

Greg Swick - Chief Enterprise Sales Officer	2018	$640,429	$—	$3,433,050	$—	$—	$7,400	$4,080,879
	2017	560,883	—	—	—	—	7,200	568,083
	2016	654,805	—	2,632,375	—	—	7,200	3,294,380

Mitchell K. Dauerman - Former Executive Vice President, Investor Relations	2018	$600,000	$—	$5,721,750	$—	$—	$7,200	$6,328,950
	2017	550,000	—	7,690,798	—	—	7,200	8,247,998
	2016	550,000	—	6,080,406	—	—	7,200	6,637,606
____________________

(1)
In February 2019, the Compensation Committee did not approve grants of contingent cash incentive Awards (as defined in the Plan and described above) to be paid out in connection with certain corporate financial goals established in February 2018. None of our NEOs received a cash incentive Award for 2018 with the exception of Ms. Alvaro. Ms. Alvaro was not part of the bonus Plan described above for fiscal 2018 as the Plan was approved prior to her election to Chief Financial Officer. Ms. Alvaro received a discretionary cash bonus in February 2018 as earned in her role prior to becoming an NEO.

(2)
Includes shares of Common Stock subject to Restricted Stock Awards granted to the executive in 2018, 2017 and 2016 under Restricted Stock Award agreements. All shares granted were granted at the grant date fair value in accordance with ASC 718. The total number of restricted shares of Common Stock issued to Messrs. Scott Scherr, Felicia Alvaro, Adam Rogers, Julie Dodd, Greg Swick and Mitchell K. Dauerman in 2018, 2017 and 2016 were as follows:

a.
For Mr. Scott Scherr, the aggregate number of Restricted Shares of Common Stock subject to Restricted Stock Awards under Restricted Stock Award Agreements Issued (the "RSAs Issued") for 2018 was 35,000, with a grant date fair value of $8.0 million. The aggregate number of RSAs Issued for 2017 was 157,270, with a grant date fair value of $30.8 million. The aggregate number of RSAs Issued in 2016 was 155,788, with a grant date fair value of $24.3 million.

b.
For Ms. Felicia Alvaro, the aggregate number of Restricted Shares of Common Stock subject to the RSAs Issued for 2018 was 25,000, with a grant date fair value of $6.3 million. Ms. Alvaro also received a grant of 2,000 restricted stock unit awards with a grant date fair value of $0.4 million, in February 2018 (prior to her election to Chief Financial Officer) which are typically granted to certain employees of the Company on an annual basis.

c.
For Mr. Adam Rogers, the aggregate number of Restricted Shares of Common Stock subject to the RSAs Issued for 2018 was 25,000, with a grant date fair value of $5.7 million. There were no RSAs issued for 2017. The aggregate number of RSAs Issued for 2016 was 20,000, with a grant date fair value of $4.2 million.

d.	For Ms. Julie Dodd, the aggregate number of Restricted Shares of Common Stock subject to the RSAs Issued for 2018 was 20,000, with a grant date fair value of $4.6 million.

e.
For Mr. Greg Swick, the aggregate number of Restricted Shares of Common Stock subject to the RSAs Issued for 2018 was 15,000, with a grant date fair value of $3.4 million. There were no RSAs issued for 2017. The aggregate number of RSAs issued for 2016 was 12,500, with a grant date fair value of $2.6 million.

f.
For Mr. Mitchell K. Dauerman, the aggregate number of Restricted Shares of Common Stock subject to the RSAs Issued for 2018 was 25,000, with a grant date fair value of $5.7 million. The aggregate number of RSAs Issued for 2017 was 39,317, with a grant date fair value of $7.7 million. The aggregate number of RSAs Issued in 2016 was 38,947, with a grant date fair value of $6.1 million.

The restricted shares granted in 2016, 2017 and 2018 vest or vested in three equal annual installments on each of the first three anniversaries of the date of grant thereof, subject to the participant’s continued employment with the Company or any of its subsidiaries on each such vesting date and subject further to accelerated vesting in the event of a “change in control” of Ultimate (as defined in the Plan), the executive's death or disability or the termination of the executive's employment by Ultimate without cause. The consummation of the Merger would constitute a “change of control” as that term is defined in the Plan.

(3)	There were no option awards granted in 2018, 2017 or 2016.

(4)	Consists of contributions to Ultimate's 401(k) Plan on behalf of the executive officers indicated.
Grants of Plan-Based Awards in 2018
The following table provides information concerning the Stock Based Compensation awards and cash bonus awards made to the NEOs in fiscal 2018 under the Plan.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Compensation Committee Action Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value ($)
Scott Scherr	2/9/2018	2/5/2018	$—	$—	$300,000	35,000	$8,010,450
Felicia Alvaro	2/9/2018	2/5/2018	$—	$—	$—	2,000	$457,740
Felicia Alvaro	5/4/2018	4/29/2018	$—	$—	$—	25,000	$6,306,250
Adam Rogers	2/9/2018	2/5/2018	$—	$—	$270,000	25,000	$5,721,750
Julie Dodd	2/9/2018	2/5/2018	$—	$—	$270,000	20,000	$4,577,400
Greg Swick	2/9/2018	2/5/2018	$—	$—	$270,000	15,000	$3,433,050
Mitchell K. Dauerman	2/9/2018	2/5/2018	$—	$—	$270,000	25,000	$5,721,750
____________________

(1)
These columns show the threshold and maximum payouts under the Plan for cash performance awards. The Awards do not provide for any target amount. For a description of these performance awards, see “Compensation Discussion and Analysis – Incentive Compensation – Incentive performance awards.”

Ultimate has no employment agreements with its executive officers.
The material factors necessary to understand each of the awards listed in the Grants of Plan-Based Awards in the 2018 table are discussed in detail above under "Compensation Discussion and Analysis — Incentive Compensation".
Outstanding Equity Awards at 2018 Fiscal Year-End
The following table sets forth, for Ultimate’s NEOs, certain information concerning restricted stock that has not vested and equity incentive plan awards as of the end of Ultimate’s last completed fiscal year:

	Stock Awards
Name	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($) (6)	Vest Date of Stock and Unit Awards
Scott Scherr	51,930	$12,716,099	Various	(1)
	104,847	25,673,885	Various	(2)
	35,000	8,570,450	Various	(3)
Felicia Alvaro	334	$81,787	Various	(1)
	1,334	326,657	Various	(2)
	2,000	489,740	Various	(3)
	25,000	6,121,750	Various	(4)
Adam Rogers	6,667	$1,632,548	Various	(5)
	25,000	6,121,750	Various	(3)
Julie Dodd	5,000	$1,224,350	Various	(5)
	20,000	4,897,400	Various	(3)
Greg Swick	4,167	1,020,373	Various	(5)
	15,000	3,673,050	Various	(3)
Mitchell K. Dauerman	12,983	$3,179,147	Various	(1)
	26,212	6,418,532	Various	(2)
	25,000	6,121,750	Various	(3)
____________________

(1)	The restricted stock grant vested on February 8, 2019.

(2)
The restricted stock grant vested or vests in two equal annual installments on February 10, 2019 and February 10, 2020, subject to the Participant’s continued employment with the Company or any of its Subsidiaries on each such vesting date subject to accelerated vesting in the event of a “change in control” of Ultimate (as defined in the Plan), the executive’s death or disability or termination of the executive’s employment by Ultimate without cause. The consummation of the Merger would constitute a “change of control” as that term is defined in the Plan.

(3)
The restricted stock grant vests or vested in three equal annual installments on February 9, 2019, February 9, 2020, and February 9, 2021, subject to the Participant’s continued employment with the Company or any of its Subsidiaries on each such vesting date subject to accelerated vesting in the event of a “change in control” of Ultimate (as defined in the Plan), the executive’s death or disability or termination of the executive’s employment by Ultimate without cause. The consummation of the Merger would constitute a “change of control” as that term is defined in the Plan.

(4)
The restricted stock grant vests or vested in three equal annual installments on May 4, 2019, May 4, 2020, and May 4, 2021, subject to the Participant’s continued employment with the Company or any of its Subsidiaries on each such vesting date subject to accelerated vesting in the event of a “change in control” of Ultimate (as defined in the Plan), the executive’s death or disability or termination of the executive’s employment by Ultimate without cause. The consummation of the Merger would constitute a “change of control” as that term is defined in the Plan.

(5)
The restricted stock grant vests on November 4, 2019, subject to the Participant’s continued employment with the Company or any of its Subsidiaries on such vesting date subject to accelerated vesting in the event of a “change in control” of Ultimate (as defined in the Plan), the executive’s death or disability or termination of the executive’s employment by Ultimate without cause. The consummation of the Merger would constitute a “change of control” as that term is defined in the Plan.

(6)
The market value of the unvested equity incentive plan awards was calculated based on the closing market price of Ultimate’s stock at the end of the last completed fiscal year. The closing price of Ultimate’s stock on NASDAQ on December 31, 2018, the last trading day of 2018, was $244.87.

Stock Vested in 2018
The following table sets forth, for Ultimate’s NEOs, certain information concerning each vesting of stock, including restricted stock, stock units and similar instruments, during the last completed fiscal year:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Scott Scherr	181,125	$41,102,000
Felicia Alvaro	1,299	$295,044
Adam Rogers	16,477	$4,119,335
Julie Dodd	11,987	3,038,815
Greg Swick	12,931	3,205,663
Mitchell K. Dauerman	45,280	$10,275,216
____________________

(1)
Amounts reflect the fair market value on the date of vesting. Messrs. Scott Scherr, Mitchell K. Dauerman, and Felicia Alvaro had awards vest on February 8, 2018 and February 9, 2018. Messrs. Adam Rogers, Greg Swick, and Julie Dodd had Restricted Stock Awards vest on February 9, 2018, November 4, 2018 and November 5, 2018. The closing prices of Ultimate’s stock on NASDAQ on February 8, 2018, February 9, 2018, November 4, 2018 and November 5, 2018 were $222.09, $228.87, $260.60, and $256.21, respectively.

Relationship between Compensation Policies and Risk Management
Ultimate’s management has reviewed Ultimate’s compensation policies and practices for all employees and does not believe that there are any risks arising from such compensation policies and practices that are reasonably likely to have a material adverse effect on Ultimate.
DIRECTOR COMPENSATION
Each non-employee director of Ultimate receives compensation for serving on the Board, payable exclusively in the form of Restricted Stock Awards granted under Ultimate’s Amended and Restated 2005 Equity and Incentive Plan (the “Plan”).
During 2018, non-employee directors and the Chairmen of the Audit, Compensation and Nominating Committees of the Board, respectively, were granted Restricted Stock Awards for each regular Board and Committee meeting attended. Under the compensation arrangement, (i) each non-employee director was granted a restricted stock award of 400 shares of Common Stock for each regular meeting of the Board attended during 2018 and (ii) each of the Chairmen of the Audit Committee, Compensation and Nominating Committee was granted a restricted stock award of 50 shares of Common Stock for attendance at each regular meeting of the committee during 2018 that he chaired.
In addition, each non-employee director was granted, for each fiscal quarter during which he served, a restricted stock award of that number of shares of Common Stock equal to the quotient of $12,500 divided by the closing price of the Common Stock on NASDAQ on the date of grant, which is the effective date of the grant determined by the Board for each such quarter, rounded down to the closest full number of shares. The date of grant shall not be a date prior to the date of the Board’s determination of the same.
All Restricted Stock Awards to non-employee directors shall vest on the fourth anniversary of the date of grant, subject to accelerated vesting in the event of a director’s death, disability, cessation of service at the end of his term or the occurrence of a change of control of Ultimate.
All directors are reimbursed (in cash) for expenses incurred in connection with their attendance at Board and Committee meetings.

2018 DIRECTOR COMPENSATION

Name (1)	($) Fees Earned or Paid in Cash	($) Stock Awards (2)	($) Option Awards	($) Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	($) All Other Compensation	($) Total
James A. FitzPatrick, Jr.	$—	$508,753	$—	$—	$—	$—	$508,753
Jonathan D. Mariner	$—	$508,753	$—	$—	$—	$—	$508,753
Rick A. Wilber	$—	$481,964	$—	$—	$—	$—	$481,964
Alois T. Leiter	$—	$457,780	$—	$—	$—	$—	$457,780
Jason Dorsey	$—	$457,780	$—	$—	$—	$—	$457,780
____________________

(1)
Mr. Scott Scherr is not included in this table as he is an employee of Ultimate and receives no compensation for his services as a director. The compensation for Mr. Scott Scherr as an employee is shown in the Summary Compensation Table.

(2)
The amounts reported in the Director Compensation table above represent the aggregate grant date fair value of Restricted Stock Awards granted to each director as compensation costs for Board services in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” (“ASC 718”) for fiscal 2018. Under ASC 718, the fair value of each Restricted Stock Award is measured based on the closing market price of Ultimate’s Common Stock at the date of grant and is recognized on a straight-line basis over the four-year cliff vesting period. Holders of restricted stock awards have all rights of a shareholder including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto. Each award becomes fully vested on the fourth anniversary of the respective date of grant, subject to the grantee’s continued Board service with Ultimate on each such vesting date and subject further to accelerated vesting in the event of a change in control of Ultimate, death or disability, or at cessation of his Board service at the end of his term. The consummation of the Merger would constitute a “change of control” as that term is defined in the Plan.

The number of outstanding Restricted Stock Awards for each non-employee director as of December 31, 2018 was as follows:

Name	Outstanding Restricted Stock Awards
James A. FitzPatrick, Jr.	7,937
Jonathan D. Mariner	4,020
Rick A. Wilber	7,537
Alois T. Leiter	7,387
Jason Dorsey	3,720
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with Ultimate’s management the disclosure set forth under the heading “Compensation Discussion and Analysis” above in this Form 10-K. Based on such review and discussions, the Compensation Committee has recommended to the Board that such “Compensation Discussion and Analysis” be included in this Form 10-K.

James A. FitzPatrick, Jr., Chairman
Jonathan D. Mariner
Rick A. Wilber
Alois T. Leiter
Members of the Compensation Committee

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding beneficial ownership of Ultimate's Common Stock as of February 15, 2019 (unless otherwise noted) by (i) each person who is known by Ultimate to own beneficially more than 5% of the Common Stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table under the heading "Compensation Discussion and Analysis" in this Form 10-K; and (iv) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
FMR LLC (3)	3,159,401	9.8%
245 Summer Street
Boston, MA 02210

Janus Henderson Group (4)	3,146,256	9.8%
201 Bishopgate EC2M 3AE
United Kingdom

BlackRock, Inc. (5)	2,864,995	8.9%
55 East 52nd Street
New York, NY 10055

The Vanguard Group (6)	2,745,841	8.5%
100 Vanguard Boulevard
Malvern, PA 19355

T. Rowe Price Associates, Inc. (7)	2,325,560	7.2%
100 E. Pratt Street
Baltimore, MD 21202

Scott Scherr (8)	135,758	*
Felicia Alvaro (9)	40,000	*
Mitchell K. Dauerman (10)	39,773	*
Adam Rogers (11)	48,334	*
Julie Dodd (12)	49,196	*
Greg Swick (13)	29,167	*
James A. FitzPatrick, Jr. (14)	10,424	*
Jonathan D. Mariner (15)	4,507	*
Rick A. Wilber (16)	140,005	*
Jason Dorsey (17)	4,157	*
Alois T. Leiter (18)	177,739	*
All directors and executive officers as a group (14 persons) (19)	879,455	2.7%
____________________

*	Indicates beneficial ownership of less than 1.0% of the outstanding Common Stock.

(1)
Beneficial ownership was determined in accordance with the rules of the SEC and considers the voting or investment power with respect to securities in determining the ownership percentages in Ultimate's Common Stock. Ultimate has made restricted stock awards to NEOs and non-employee directors under the Plan (“Restricted Stock Awards”). All shares of Common Stock issued under the Restricted Stock Awards are considered to be beneficially owned for purposes of computing the holders' respective percentages of ownership in this table. Ultimate has also made awards of stock units under the Plan (“Stock Unit Awards”). Stock Unit Awards are not included in this table since the grantee does not have any rights as a shareholder with respect to the shares subject to a Stock Unit Award until such time as shares of Common Stock are delivered to the grantee pursuant to the terms of the related stock unit award agreement. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each shareholder identified in this table possesses the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.

(2)	Applicable percentage of ownership is based on 32,260,565 shares of Common Stock outstanding.

(3)
Represents shares held as of December 31, 2018 as reported on Schedule 13G/A filed by FMR LLC. As reported on Schedule 13G/A, FMR LLC has sole voting power of 375,959 shares of Common Stock and sole dispositive power of 3,159,401 shares of Common Stock. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares of Common Stock reflected as beneficially owned by FMR LLC.

(4)
Represents shares held as of December 31, 2018 as reported on Schedule 13G/A filed by Janus Henderson Group. As reported on Schedule 13G/A, Janus Henderson Group has shared voting power of 3,146,256 shares of Common Stock and shared dispositive power of 3,146,256 shares of Common Stock. The managed portfolios have the right to receive all dividends from, and the proceeds from the sale of, the securities held in their respective accounts.

(5)
Represents shares held as of December 31, 2018 as reported on Schedule 13G/A filed by BlackRock, Inc. As reported on Schedule 13G/A, BlackRock, Inc. has sole voting power of 2,725,578 shares of Common Stock and sole dispositive power of 2,864,995 shares of Common Stock. As reported on Schedule 13G/A, BlackRock, Inc. is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. The aggregate amount beneficially owned by each reporting person of 2,379,320 shares of Common Stock of Ultimate is on a consolidated basis and includes any beneficial ownership separately reported by a subsidiary.

(6)
Represents shares held as of December 31, 2018 as reported on Schedule 13G filed by The Vanguard Group ("Vanguard"). As reported on Schedule 13G, Vanguard has sole voting power of 16,796, sole dispositive power of 2,726,939, shared voting power of 5,012 and shared dispositive power of 18,902, shares of Common Stock of Ultimate. As reported on Schedule 13G, Vanguard is an investment adviser in accordance with 240.13d-1(b)(1)(ii)(E) under the Exchange Act. The aggregate amount beneficially owned by each reporting person of 2,350,643 shares of Common Stock of Ultimate is on a consolidated basis and includes any beneficial ownership separately reported by a subsidiary.

(7)
Represents shares held as of December 31, 2018 as reported on Schedule 13G/A filed by T. Rowe Price Associates, Inc. ("Price Associates"). As reported on Schedule 13G/A, Price Associates has sole voting power of 704,738 shares of Common Stock and sole dispositive power of 2,325,560 shares of Common Stock. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client's custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of such securities.

(8)	Represents 25,000 shares of Common Stock held by Mr. Scott Scherr and 110,758 shares of Common Stock subject to Restricted Stock Awards.

(9)	Represents 40,000 shares of Common Stock subject to Restricted Stock Awards held by Ms. Felicia Alvaro.

(10)	Represents 39,773 shares of Common Stock subject to Restricted Stock Awards held by Mr. Mitchell K. Dauerman.

(11)	Represents 48,334 shares of Common Stock subject to Restricted Stock Awards held by Mr. Adam Rogers.

(12)	Represents 10,862 shares of Common Stock held by Ms. Julie Dodd and 38,334 shares of Common Stock subject to Restricted Stock Awards.

(13)	Represents 29,167 shares of Common Stock subject to Restricted Stock Awards held by Mr. Greg Swick.

(14)	Represents 2,527 shares of Common Stock held by Mr. FitzPatrick and 7,897 shares of Common Stock subject to Restricted Stock Awards.

(15)	Represents 4,507 shares of Common Stock subject to Restricted Stock Awards held by Mr. Jonathan D. Mariner.

(16)	Represents 132,508 shares of Common Stock held by Mr. Wilber and 7,497 shares of Common Stock subject to Restricted Stock Awards.

(17)	Represents 4,157 shares of Common Stock subject to Restricted Stock Awards held by Mr. Jason Dorsey.

(18)
Represents 168,732 shares of Common Stock held by Mr. Leiter, 1,315 shares of Common Stock held by certain trusts for the benefit of Mr. Leiter's children, 345 shares of Common Stock held by certain trusts established for the benefit of Mr. Leiter's minor children and 7,347 shares of Common Stock subject to Restricted Stock Awards. Mr. Leiter disclaims beneficial ownership of the shares owned by the trusts established for the benefit of his children.

(19)	Represents an aggregate of 420,092 shares of Common Stock (both directly and indirectly owned) and 459,363 shares of Common Stock subject to Restricted Stock Awards.
Equity Compensation Plan Information.
The following table summarizes information related to Ultimate’s equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column ( a ))
Equity compensation plans approved by security holders	—	$—	1,706,906
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,706,906
Item 13. Certain Relationships and Related Transactions, and Director Independence
BOARD INDEPENDENCE
The majority of our directors are independent of Ultimate and management. We are committed to maintaining a majority of independent directors.
Following consultation with counsel and based upon the facts described below, the Board has determined that the following individuals are independent directors within the meaning of NASDAQ rules: James A. FitzPatrick, Jr., Alois T. Leiter, , Rick A. Wilber and Jonathan D. Mariner. In the course of the Board’s determination regarding the independence of each non-employee director, it considered any transactions, relationships and arrangements as required by NASDAQ rules governing independence standards for directors. With respect to each of the three most recently completed fiscal years, the Board determined that there were no related party transactions with any independent directors.
The independent directors met regularly in executive session and outside the presence of Ultimate’s management throughout the 2018 fiscal year and will do so throughout fiscal 2019 in compliance with NASDAQ rules.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Vivian Maza, our Senior Vice President, Chief People Officer and Secretary, shares a household with Scott Scherr, our Chairman of the Board, President and Chief Executive Officer. Ms. Maza received total compensation of $5,184,800 in 2018 for her services in those roles during our 2018 fiscal year. Since January 1, 2019 through February 15, 2019, Ms. Maza received total compensation of $6,733,123 for her services at Ultimate. The amount received in 2019 includes the grant of a time-based restricted stock award with a grant date fair value of $6,648,200 granted in February 2019 after approval by the Compensation Committee.
At the 2017 Annual Meeting, Jason Dorsey was elected as a non-employee member of Ultimate’s Board of Directors. The Board concluded that Mr. Dorsey is a non-independent director under the NASDAQ rules. Mr. Dorsey is Co-founder of TCGK. TCGK is a leading Millennials and Generation Z research, speaking, and strategy firm in the U.S. TCGK provided research and speaking services to Ultimate during our 2018 fiscal year and we paid approximately $14,000 to TCGK for those services. There have been no payments from Ultimate since January 1, 2019 through March 1, 2019, to TCGK.
On October 24, 2011, the Board adopted a written policy setting forth procedures for the review and approval or ratification of related party transactions. The policy covers all transactions between Ultimate and any related party involving or expected to involve more than $120,000 in the aggregate in any calendar year. Under the policy, a related party includes any current or former executive officer, director or director nominee, any person or group with greater than a 5% beneficial ownership of Ultimate’s voting securities or any immediate family member of the foregoing.

The policy provides that the Audit Committee review the material facts of any related party transaction in order to approve such transaction. If prior approval is not feasible, then such transaction must be ratified by the Audit Committee at its next regularly scheduled meeting or be rescinded. In making its determination, the Audit Committee considers (i) the extent of the related party’s interest in the related party transaction, (ii) if applicable, the availability of other sources of comparable products or services, (iii) whether the terms of the related party transaction are no less favorable than terms generally available in unaffiliated transactions under like circumstances, (iv) the benefit to Ultimate and (v) the aggregate value of the related party transaction. Certain transactions, such as otherwise pre-approved compensation to an executive officer or director or transactions in which charges or rates are fixed by law or determined through a competitive bidding process, are deemed not to be related party transactions.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
For the year ended December 31, 2018 the Company did not have any compensation committee interlocks or insider participation.
Item 14. Principal Accountant Fees and Services
AUDIT COMMITTEE REPORT
The Audit Committee is composed of four non-employee directors, Messrs. Jonathan D. Mariner (Chairman), Rick A. Wilber, James A. FitzPatrick, Jr., and Alois T. Leiter. The Audit Committee oversees Ultimate’s financial reporting process on behalf of the Board, reviews the independence of Ultimate’s auditors and fulfills the other responsibilities provided for in its charter. The Audit Committee has sole authority to appoint the independent auditors and terminate their engagement.
Management is responsible for Ultimate’s consolidated financial statements, systems of internal control and the financial reporting process. Ultimate’s independent registered public accounting firm, KPMG LLP, is responsible for performing an independent audit of Ultimate’s consolidated financial statements and expressing an opinion on the conformity of those consolidated financial statements with generally accepted accounting principles. In addition, KPMG was responsible for expressing an opinion on Ultimate’s internal control over financial reporting based on their audit as of December 31, 2018. The Audit Committee’s responsibility is to monitor and oversee these processes.
The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention it deems necessary or appropriate to fulfill its oversight responsibilities under the Audit Committee’s charter. To carry out its responsibilities, the Audit Committee held five meetings during fiscal 2018.
The Audit Committee hereby reports as follows:

1)
The Audit Committee reviewed and discussed the audited consolidated financial statements with management and has met with the independent registered public accounting firm, KPMG LLP, with and without management present, to discuss the results of their fiscal 2018 audit and quarterly reviews, their evaluation of Ultimate’s internal controls, and the overall quality of Ultimate’s financial reporting.

2)
The Audit Committee discussed with KPMG LLP the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (PCAOB).

3)
The Audit Committee reviewed the written disclosures and the letter received from KPMG LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and discussed with KPMG LLP that firm’s independence from Ultimate and its management, including whether the independent auditor’s provision of audit-related services to Ultimate are compatible with maintaining their independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that Ultimate’s audited consolidated financial statements as of and for the year ended December 31, 2018 be included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Jonathan D. Mariner, Chairman
Rick A. Wilber
James A. FitzPatrick, Jr.
Alois T. Leiter
Members of the Audit Committee

KPMG LLP FEES
The following table presents fees for professional services rendered by Ultimate’s independent registered public accounting firm, KPMG LLP, for the audit of Ultimate’s annual consolidated financial statements and internal controls over financial reporting for the years ended December 31, 2018 and 2017, together with fees billed for other services rendered by KPMG LLP during those periods.

	2018	2017
Audit Fees (1)	$1,241,500	$1,019,500
Audit-Related Fees (2)	682,362	520,260
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$1,923,862	$1,539,760
____________________

(1)
Consists of the aggregate fees and expenses incurred for the audits of Ultimate’s consolidated financial statements in Form 10-K for fiscal years 2018 and 2017 and the reviews of Ultimate’s 2018 and 2017 quarterly reports on Forms 10-Q. The audit fees for the years ended December 31, 2018 and 2017 also include fees for services rendered in connection with Section 404 of the Sarbanes-Oxley Act for internal controls audit work, and audit services related to acquisitions.

(2)
Consists of fees incurred during 2018 and 2017 for assurance related services performed on management’s descriptions of its systems and the suitability of the design and operating effectiveness of controls surrounding UltiPro and UltiPro services.

(3)	There were no fees incurred for tax compliance services during 2018 or 2017.

(4)
Consists of the aggregate fees for products and services provided by KPMG LLP that were not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.” Ultimate did not purchase any other products or services from KPMG LLP during 2018 or 2017.

Audit Committee Pre-approval of Audit and Permissible Non-Audit Services of Independent Auditors
Consistent with the SEC requirements regarding auditor independence, the Audit Committee has adopted a policy to pre-approve services to be performed by Ultimate’s principal independent auditor prior to commencement of the specified service. Under the policy, the Audit Committee must pre-approve the provision of services by Ultimate’s principal auditor prior to commencement of the specified service. The requests for pre-approval are submitted to the Audit Committee by the Chairman of the Board, President and Chief Executive Officer, the Chief Financial Officer, or a designee of either with a statement as to whether, in their view, the request is consistent with the SEC rules on auditor independence. All of the services performed by KPMG LLP during 2018 and 2017 were pre-approved by the Audit Committee.
PART IV

Item 15. Exhibits

(a)	Documents filed as part of this Form 10-K:

1.
The following consolidated financial statements of Ultimate, together with the report thereon, of KPMG LLP, our Independent Registered Public Accounting Firm, are included in Part II, Item 8, of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
3. Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of February 3, 2019, by and among Unite Parent Corp., Unite Merger Sub, Inc. and The Ultimate Software Group, Inc.
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
4.3
Amended and Restated Rights Agreement, dated as of October 19, 2018, between The Ultimate Software Group, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the form of Certificate of Designations of Series A Junior Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to Ultimate’s Current Report on Form 8-K dated October 19, 2018).

4.4
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of February 3, 2019, by and between The Ultimate Software Group, Inc. and Computershare Trust Company, N.A. (formerly known as BankBoston, N.A.).

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

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

THE ULTIMATE SOFTWARE GROUP, INC.

By:/s/ Felicia Alvaro
Felicia Alvaro
Executive Vice President, Chief Financial Officer and Treasurer

Date:  March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Scherr	President, Chief Executive Officer and Chairman of the Board	March 1, 2019
Scott Scherr

/s/ Felicia Alvaro	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2019
Felicia Alvaro

/s/ Marc D. Scherr	Vice Chairman of the Board and Chief Operating Officer	March 1, 2019
Marc D. Scherr

/s/ James A. FitzPatrick, Jr.	Director	March 1, 2019
James A. FitzPatrick, Jr.

/s/ Jonathan D.Mariner	Director	March 1, 2019
Jonathan D. Mariner

/s/ Rick Wilber	Director	March 1, 2019
Rick Wilber

/s/ Alois T. Leiter	Director	March 1, 2019
Alois T. Leiter

/s/ Jason Dorsey	Director	March 1, 2019
Jason Dorsey