Form 10-Q
period 2019-03-31
ULTIMATE SOFTWARE GROUP INC
filed 2019-05-01
CIK 1016125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2019, there were 31,680,399 shares of the registrant’s common stock, par value $0.01, outstanding.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page
Part I – Financial Information:
Item 1 – Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	1
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2019 and March 31, 2018	2
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and March 31, 2018	3
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2019 and March 31, 2018	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and March 31, 2018	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	22
Item 4 – Controls and Procedures	23
Part II – Other Information:
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6 – Exhibits	25
Signatures	26
Certifications

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of	As of
	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$100,424	$151,247
Investments in marketable securities	3,448	10,741
Accounts receivable, net of allowance for doubtful accounts of $1,750 for 2019 and $1,650 for 2018	247,651	238,768
Deferred contract costs, prepaid expenses and other current assets	110,155	90,761
Total current assets before funds held for customers	461,678	491,517
Funds held for customers	1,378,121	618,206
Total current assets	1,839,799	1,109,723
Property and equipment, net	321,962	302,939
Goodwill	216,395	219,904
Intangible assets, net	137,059	144,411
Deferred contract costs and other assets, net	201,056	129,108
Deferred income tax assets, net	—	14,632
Total assets	$2,716,271	$1,920,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,825	$16,058
Accrued expenses and other liabilities	143,982	154,383
Deferred revenue	249,219	238,940
Finance lease obligations	8,142	6,303
Total current liabilities before customer funds obligations	418,168	415,684
Customer funds obligations	1,378,736	619,230
Total current liabilities	1,796,904	1,034,914
Deferred revenue	844	1,009
Deferred rent	—	8,472
Finance lease obligations	7,136	5,739
Other long-term liabilities	60,872	500
Deferred income tax liability	24,165	25,105
Total liabilities	1,889,921	1,075,739
Stockholders’ equity:
Series A Junior Participating Preferred Stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 36,338,258 and 35,985,995 shares issued as of March 31, 2019 and December 31, 2018, respectively	363	360
Additional paid-in capital	836,185	863,030
Accumulated other comprehensive loss	(19,537)	(14,574)
Accumulated earnings	220,697	207,521
	1,037,708	1,056,337
Treasury stock, 4,657,995 shares, at cost, for 2019 and 2018	(211,359)	(211,359)
Total stockholders’ equity	826,349	844,978
Total liabilities and stockholders’ equity	$2,716,270	$1,920,717

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Recurring	$287,925	$236,587
Services	47,080	40,168
Total revenues	335,005	276,755
Cost of revenues:
Recurring	82,598	62,865
Services	46,847	41,908
Total cost of revenues	129,445	104,773
Gross profit	205,560	171,982
Operating expenses:
Sales and marketing	85,622	71,197
Research and development	64,505	46,974
General and administrative	45,723	31,722
Total operating expenses	195,850	149,893
Operating income	9,710	22,089
Other (expense) income:
Interest expense and other, net	(808)	(197)
Other income, net	490	385
Total other (expense) income, net	(318)	188
Income before income taxes	9,392	22,277
Benefit (provision) for income taxes	3,784	(1,283)
Net income	$13,176	$20,994
Net income per share:
Basic	$0.42	$0.69
Diluted	$0.41	$0.67
Weighted average shares outstanding:
Basic	31,526	30,404
Diluted	32,140	31,105

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended March 31,
	2019	2018
Net income	$13,176	$20,994
Other comprehensive loss:
Unrealized gain (loss) on investments in marketable available-for-sale securities	625	(322)
Unrealized loss on foreign currency translation adjustments	(5,413)	(469)
Other comprehensive loss, before tax	(4,788)	(791)
Income tax (provision) benefit related to items of other comprehensive income	(175)	90
Other comprehensive loss, net of tax	$(4,963)	$(701)
Comprehensive income	$8,213	$20,293

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2017	34,788	$348	$609,160	$(5,912)	$125,788	4,658	$(211,359)	$518,025
ASC 606 cumulative adjustment	—	—	—	—	16,058	—	—	16,058
Net income	—	—	—	—	20,994	—	—	20,994
Unrealized loss on investments in marketable securities available-for-sale, net of tax	—	—	—	(232)	—	—	—	(232)
Unrealized loss on foreign exchange	—	—	—	(469)	—	—	—	(469)
Shares acquired to settle employee tax withholding liability	—	—	(50,338)	—	—	—	—	(50,338)
Issuances of Common Stock from exercises of stock options	83	1	2,505	—	—	—	—	2,506
Issuances of Common Stock from restricted stock releases	389	4	—	—	—	—	—	4
Non-cash stock-based compensation expense	—	—	34,099	—	—	—	—	34,099
Balance, March 31, 2018	35,260	$353	$595,426	$(6,613)	$162,840	4,658	$(211,359)	$540,647

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2018	35,986	$360	$863,030	$(14,574)	$207,521	4,658	$(211,359)	$844,978
Net income	—	—	—	—	13,176	—	—	13,176
Unrealized gain on investments in marketable securities available-for-sale, net of tax	—	—	—	450	—	—	—	450
Unrealized loss on foreign exchange	—	—	—	(5,413)	—	—	—	(5,413)
Shares acquired to settle employee tax withholding liability	—	—	(66,131)	—	—	—	—	(66,131)
Issuances of Common Stock from restricted stock releases	352	3	—	—	—	—	—	3
Non-cash stock-based compensation expense	—	—	39,286	—	—	—	—	39,286
Balance, March 31, 2019	36,338	$363	$836,185	$(19,537)	$220,697	4,658	$(211,359)	$826,349

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$13,176	$20,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,327	9,358
Provision for doubtful accounts	3,475	2,815
Non-cash stock-based compensation expense	38,158	33,197
Income taxes	13,936	821
Net amortization of premiums and accretion of discounts on available-for-sale securities	12	(114)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(12,338)	(4,302)
Deferred contract costs, prepaid expenses and other current assets	(16,701)	(15,006)
Deferred contract costs and other assets	(5,935)	(3,914)
Accounts payable	825	(96)
Accrued expenses, other liabilities and deferred rent	(26,814)	11,369
Deferred revenue	10,114	1,455
Net cash provided by operating activities	35,235	56,577
Cash flows from investing activities:
Purchases of property and equipment	(25,018)	(22,871)
Purchases of marketable securities	(79,922)	(114,732)
Proceeds from sales and maturities of marketable securities	87,521	44,985
Net change in money market securities and other cash equivalents held to satisfy customer funds obligations	(757,792)	(572,640)
Net cash used in investing activities	(775,211)	(665,258)
Cash flows from financing activities:
Net proceeds from issuances of Common Stock	—	2,506
Shares acquired to settle employee tax withholding liabilities	(66,131)	(50,338)
Principal payments on capital lease obligations	(2,247)	(1,576)
Payments of other long-term liabilities	(125)	(1,750)
Net change in customer funds obligations	757,689	648,025
Net cash provided by financing activities	689,186	596,867
Effect of exchange rate changes on cash	(33)	(232)
Net decrease in cash and cash equivalents	(50,823)	(12,046)
Cash and cash equivalents, beginning of period	151,247	155,685
Cash and cash equivalents, end of period	$100,424	$143,639

Supplemental disclosure of cash flow information:
Cash paid for interest	$119	$126
Cash paid for taxes	$1,261	$1,718

Non-cash investing and financing activities:
Capital lease obligations to acquire new equipment	$5,299	$913
Stock based compensation for capitalized software	$1,130	$1,034
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

THE ULTIMATE SOFTWARE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations
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

2.	Basis of Presentation, Consolidation and the Use of Estimates
The accompanying unaudited condensed consolidated financial statements of Ultimate have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information in this quarterly report should be read in conjunction with Ultimate’s audited consolidated financial statements and notes thereto included in Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 1, 2019 (the “Form 10-K”).
The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of Ultimate’s management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended March 31, 2019 are not necessarily indicative of operating results for the full fiscal year or for any future periods.
The unaudited condensed consolidated financial statements reflect the financial position and operating results of Ultimate and include its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

3.	Accounting Standards and Significant Accounting Policies
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, "Leases" ("Topic 842"). This guidance, as amended by subsequent ASU's on the topic, improves transparency and comparability among companies by recognizing right-of-use (ROU) assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. Effective January 1, 2019, we adopted Topic 842 and elected the "package of practical expedients" in transition where the prior conclusions of lease identification, lease classification and initial direct costs under Topic 840, “Leases” (the "old standard"), do not need to be reassessed for adoption. No other practical expedients available under the new standard were elected.

The transition to Topic 842 did not materially impact the recognition of our finance leases and did not have a material effect to operating or finance lease transactions recorded in the unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of cash flows. Topic 842 did result in a material effect to the unaudited condensed consolidated balance sheet due to the recognition of ROU assets and lease liabilities related to real estate and office equipment operating leases. For the transition, we elected not to restate prior period comparatives presented in the unaudited condensed consolidated financial statements with the cumulative effect to the unaudited condensed consolidated balance sheets as follows (in thousands):

	Balance as of December 31, 2018	Adjustments Due to Adoption of Topic 842	Balance as of January 1, 2019
Assets
Deferred contract costs, prepaid expenses and other current assets	$90,761	$2,760	$93,521
Total current assets	1,109,723	2,760	1,112,483
Deferred contract costs and other assets, net	129,108	54,826	183,934
Total assets	$1,920,717	$57,586	$1,978,303
Liabilities
Accrued expenses and other liabilities	$154,383	$15,911	$170,294
Total current liabilities	415,684	15,911	431,595
Deferred rent	8,472	(8,472)	—
Other long-term liabilities	5,739	50,147	55,886
Total liabilities	1,075,739	57,586	1,133,325
Stockholders' Equity
Total stockholders' equity	$844,978	$—	844,978
Total liabilities and stockholders' equity	$1,920,717	$57,586	$1,978,303

Summary of Significant Accounting Policies
Except for the accounting policy for leases that was updated as a result of adopting Topic 842, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019, that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Leases

Effective January 1, 2019, we recognize leases in accordance with Topic 842. We identify a contract as a lease or containing a lease if the terms convey the right to control use of identified tangible property or equipment for a period of time in exchange for consideration. We enter into lease contracts primarily for the right to control use of office space (“property leases”), computer equipment and other assets. Property leases are classified as operating leases and include locations throughout North America and to a lesser extent, in Europe and one office location in Singapore. Computer equipment leases includes equipment such as laptops and servers which are classified as finance leases because they are typically purchased at the end of the lease period. Other equipment leases include printer and copier equipment which are classified as operating leases.

Lease contracts are recognized on their commencement date which is when the leased asset is made available for use to the Company. A lease contract is assessed for classification, and its liability is initially measured by the total number of lease payments over the lease term, discounted by an incremental borrowing rate defined as an estimated collateralized borrowing rate that the Company would pay for a similar amount and term. The lease term excludes any renewal options because exercising the renewals are not reasonably certain at lease commencement. The lease payments include the fixed lease payments per the contract and we typically do not enter into contracts with variable lease payments that require estimation at lease commencement. Once a lease liability is recognized, lease accretion adjustments and lease payments are recorded against the liability over the lease term.

For each lease contract, a ROU asset is recognized at lease commencement and is initially measured in an amount equal to the lease liability, less any lease payments made prior to lease commencement and lease incentives the Company reasonably expects to receive. Initial direct costs that would otherwise not be incurred if a lease had not been obtained are typically not material and are expensed as incurred. The recorded ROU asset is subsequently amortized over the lease term for all operating lease assets and over the estimated useful life for finance lease assets which range from 3 to 5 years. If an indicator of impairment exists for an ROU asset, it is tested for recoverability and an impairment charge is recorded to the extent that the assets carrying amount exceeds its fair value.

Lease modifications that result in rights to use additional tangible property or equipment are treated as separate contracts from the original lease because the incremental lease charges are typically commensurate of the relative standalone selling price for each additional leased asset. When a lease modification fully or partially terminates an existing lease, the lease liability and ROU asset on modification date is remeasured for the reduction in lease payments.

4.    Funds held for Customers, Corporate Investments in Marketable Securities and Fair Value of Financial Instruments
We classify our investments in marketable securities with readily determinable fair values as available-for-sale. Available-for-sale securities consist of debt securities not classified as trading securities or as securities to be held to maturity. Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses resulting from available-for-sale securities are included in other income, net, in the unaudited condensed consolidated statements of income. There were no significant reclassifications of realized gains and losses on available-for-sale securities to the unaudited condensed consolidated statements of income for the three months ended March 31, 2019 and March 31, 2018.
Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.   There was $883 thousand and $162 thousand of net unrealized gain on available-for-sale securities as of March 31, 2019 and December 31, 2018, respectively.
The amortized cost, net unrealized loss and fair value of our funds held for customers and corporate investments in marketable available-for-sale securities as of March 31, 2019 and December 31, 2018 are shown below (in thousands):

	As of March 31, 2019			As of December 31, 2018
	Amortized Cost	Net Unrealized Gain	Fair Value (1)	Amortized Cost	Net Unrealized (Loss)/Gain	Fair Value (1)
Type of issue:
Funds held for customers – money market securities and other cash equivalents	$1,093,277	$—	$1,093,277	$333,942	$—	$333,942
Available-for-sale securities:
Corporate debentures – bonds	1,399	1	1,400	4,469	(2)	4,467
Commercial paper	850	—	850	2,687	—	2,687
U.S. Agency bonds	283,962	882	284,844	284,099	165	284,264
U.S. Treasury bills	749	—	749	2,240	—	2,240
Asset-Backed securities	449	—	449	1,348	(1)	1,347
Total corporate investments and funds held for customers	$1,380,686	$883	$1,381,569	$628,785	$162	$628,947
_________________
(1) Included within available-for-sale securities as of March 31, 2019 and December 31, 2018 are corporate investments with fair values of $3.4 million and $10.7 million, respectively. Included within available-for-sale securities as of March 31, 2019 and December 31, 2018 are funds held for customers with fair values of $284.8 million and $284.3 million, respectively. All available-for-sale securities were included in Level 2 of the fair value hierarchy.
The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2019 are as follows (in thousands):

	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate debentures – bonds	$—	$—	$—	$—	$—	$—
U.S. Agency bonds	(1)	17,240	(12)	15,953	(13)	33,193
U.S. Treasury bills	—	—	—	—	—	—
Asset-Backed securities	—	—	—	—	—	—
Total	$(1)	$17,240	$(12)	$15,953	$(13)	$33,193

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
The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of March 31, 2019, are shown below (in thousands):

	Corporate Investments		Investments with Funds Held for Customers		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,447	$3,448	$230,198	$230,891	$233,645	$234,339
Due after one year	—	—	53,764	53,953	53,764	53,953
Total	$3,447	$3,448	$283,962	$284,844	$287,409	$288,292
The amortized cost and fair value of the marketable available-for-sale securities, by contractual maturity, as of December 31, 2018, are shown below (in thousands):

	Corporate Investments		Investments with Funds Held for Customers		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,743	$10,741	$185,385	$185,361	$196,128	$196,102
Due after one year	—		98,714	98,903	98,714	98,903
Total	$10,743	$10,741	$284,099	$284,264	$294,842	$295,005
We classify and disclose fair value measurements in one of the following three categories of fair value hierarchy:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2 -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Our assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. We have had assets in the past, and may have assets in the future, classified within Level 1 of the fair value hierarchy. No assets or investments were classified within Level 1 of the fair value hierarchy as of March 31, 2019 or as of December 31, 2018. We did not have any transfers into and out of Level 1 or Level 2 during the three months ended March 31, 2019 or the twelve months ended December 31, 2018. No assets or investments were classified as Level 3 as of March 31, 2019 or as of December 31, 2018.

The types of instruments valued by management, based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include corporate debentures and bonds, commercial paper, U.S. agency bonds and U.S. Treasury bills and asset-backed securities owned by Ultimate. Such instruments are generally classified within Level 2 of the fair value hierarchy. Ultimate uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments. The following table sets forth, by level within the fair value hierarchy, financial assets accounted for at fair value as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019				As of December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Corporate debentures – bonds	$1,400	$—	$1,400	$—	$4,467	$—	$4,467	$—
Commercial paper	850	—	850	—	2,687	—	2,687	—
U.S. Agency bonds	284,844	—	284,844	—	284,264	—	284,264	—
U.S. Treasury bills	749	—	749	—	2,240	—	2,240	—
Asset-Backed securities	449	—	449	—	1,347	—	1,347	—
Total	$288,292	$—	$288,292	$—	$295,005	$—	$295,005	$—
Assets measured at fair value on a recurring basis were presented in the unaudited condensed consolidated balance sheet as of March 31, 2019 and the audited consolidated balance sheet as of December 31, 2018 as short-term and long-term investments in marketable securities. There were no financial liabilities accounted for at fair value as of March 31, 2019 and December 31, 2018.

5.	Earnings Per Share
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
The following table is a reconciliation of the shares of Ultimate's issued and outstanding $0.01 par value common stock ("Common Stock") used in the computation of basic and diluted net income per share for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Basic weighted average shares outstanding	31,526	30,404
Effect of dilutive equity instruments	614	701
Diluted weighted average shares outstanding	32,140	31,105

Options to purchase shares of Common Stock and other stock-based awards outstanding which are not included in the calculation of diluted income per share because their impact is anti-dilutive	303	—

6.	Foreign Currency
The financial statements of Ultimate’s foreign subsidiaries have been translated into U.S. dollars. The functional currency of our wholly-owned subsidiaries, The Ultimate Software Group of Canada, Inc. (“Ultimate Canada”), The Ultimate Software Group of Asia, PTE. LTD. ("Ultimate Asia") and PeopleDoc SAS ("PeopleDoc"), have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in stockholder's equity as a component of accumulated other comprehensive loss. We did not have any realized gains and losses resulting from foreign exchange transactions for the three months ended March 31, 2019 and March 31, 2018.
Accumulated other comprehensive loss was $19.5 million at March 31, 2019 and $14.6 million at December 31, 2018. Included in accumulated other comprehensive loss was unrealized translation losses of $19.7 million at March 31, 2019 and

$14.3 million at December 31, 2018. There were no significant reclassifications of realized gains and losses resulting from foreign exchange transactions to the unaudited condensed consolidated statements of income for the three months ended March 31, 2019 and March 31, 2018.

7.     Deferred Revenue and Performance Obligations
During the three months ended March 31, 2019 and 2018, $175.2 million and $144.1 million, respectively, of recurring revenues recognized, were included in the deferred revenue balances at the beginning of the respective periods. Services revenues recognized in the same periods from deferred revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2019, approximately $2.0 billion of revenue is expected to be recognized from remaining SaaS performance obligations which includes the remaining period of their initial contract term as well as the remaining renewal periods under contract as of March 31, 2019. We expect to recognize revenue on approximately 46 percent of these remaining performance obligations over the next 12 months, with the balance recognized thereafter. Revenue from remaining performance obligations for services as of March 31, 2019 was not material.

8.	Stock-Based Compensation
Summary of Plans
Our Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) authorizes the grant of restricted and non-restricted shares of Common Stock, stock appreciation rights, stock units and cash performance awards (collectively, the “Awards”) to non-employee directors, officers and employees of Ultimate.
As of March 31, 2019, the aggregate number of shares of Common Stock that were available to be issued under all Awards granted under the Plan was 1,386,928 shares.
The following table sets forth the non-cash stock-based compensation ("SBC") expense resulting from stock-based arrangements that were recorded in our unaudited condensed consolidated statements of income for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Non-cash stock-based compensation expense:
Cost of recurring revenues	$5,475	$3,432
Cost of services revenues	2,887	2,373
Sales and marketing	19,024	16,338
Research and development	4,701	3,309
General and administrative	6,071	7,745
Total non-cash stock-based compensation expense	$38,158	$33,197
Ultimate capitalizes the portion of SBC expense attributed to personnel whose labor costs are being capitalized pursuant to ASC Topic 350-40, Intangibles Goodwill and Other-Internal Use Software, related to software development. For the three months ended March 31, 2019 and March 31, 2018, SBC related to capitalized software was $1.1 million and $1.0 million, respectively. Total non-cash stock-based compensation expense, including SBC related to capitalized software, was $39.3 million and $34.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Restricted Stock and Restricted Stock Unit Activity

The following table summarizes restricted stock awards and restricted stock unit awards granted during the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Restricted Stock Awards:
Non-Employee Directors	2	2
Senior Officers	195	200
Total Restricted Stock Awards Granted	197	202

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	327	296
Total Restricted Stock Unit Awards Granted	327	296
The following table summarizes the activity pertaining to Common Stock previously issued under restricted stock awards and restricted stock unit awards which vested during the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	For the Three Months Ended March 31,
	2019				2018
	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued	Shares Vested	Shares Retained (1)	Amount Retained (in millions) (1)	Shares Issued
Restricted Stock Awards:
Non-Employee Directors	1	—	$—	1	2	—	$—	2
Senior Officers	302	114	38.1	188	396	150	34.0	246
Non-Senior Officers and Other Employees	—	—	0.0	—	5	2	0.0	3
Total Restricted Stock Awards	303	114	$38.1	189	403	152	$34.0	251

Restricted Stock Unit Awards:
Non-Senior Officers and Other Employees	248	85	$28.0	163	208	70	$16.0	137
Total Restricted Stock Unit Awards	248	85	$28.0	163	208	70	$16.0	137
______________________________
(1) During the three months ended March 31, 2019 and March 31, 2018, of the shares released, 198,943 and 221,891 shares, respectively, were retained by Ultimate and not issued, in satisfaction of withholding payroll tax requirements applicable to the payment of such awards.

The following table summarizes restricted stock award and restricted stock unit activity for the three months ended March 31, 2019 (in thousands, except per share values):

	Restricted Stock Awards		Restricted Stock Unit Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	686	$207.25	751	$220.52
Granted	197	332.41	327	332.41
Vested and released	(303)	187.53	(248)	197.00
Forfeited or expired	—	—	(6)	261.30
Outstanding at March 31, 2019	580	$260.09	824	$271.75
As of March 31, 2019, total unrecognized compensation costs included $187.9 million related to non-vested restricted stock unit awards and $132.5 million related to non-vested restricted stock.

9.	Leases
Effective January 1, 2019, we recognize leases in accordance with Topic 842. In the unaudited condensed consolidated balance sheet as of March 31, 2019, the ROU assets for operating leases are presented with long-term other assets, net and the ROU assets for finance leases are presented with property and equipment, net. The short-term portions of operating lease liabilities are presented with accrued expenses and other liabilities and the long-term portions are presented with other long-term liabilities. The short-term and long term-portions of finance lease liabilities are separate lines items presented in the unaudited condensed consolidated balance sheet. Below are the ROU asset and lease liability balances as of March 31, 2019 (in thousands):

	As of March 31, 2019
	Finance Leases	Operating Leases
Right-of-use assets	$19,255	$65,945

Short-term portion of lease liabilities	$8,142	$19,668
Long-term portion of lease liabilities	7,136	60,497
Total lease liabilities	$15,278	$80,165

Below is disaggregated quantitative information (in thousands) of our total lease cost including the amounts recognized in profit and loss and the cash flows arising from lease transactions.

For the Three Months Ended March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$1,632
Interest on lease liabilities	119
Operating lease cost	4,464
Total lease cost	$6,215

Other Information
Cash paid in the period for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,136
Operating cash outflows from finance leases	1,817
Financing cash flows from finance leases	2,247

Right-of-use assets obtained in the period in exchange for lease liabilities:
Right-of-use assets for finance leases	$5,300
Right-of-use assets for operating leases	14,793

The weighted average lease term, future leases costs and effects of discounting on operating and finance leases are as follows:

	Finance Leases	Operating Leases
Weighted-average remaining lease term in years	2.18	5.63

Future lease costs (in thousands)
Twelve months ending March 31,
2020	$8,552	$20,022
2021	6,312	19,048
2022	3,355	17,300
2023	160	12,417
2024	—	8,246
Thereafter	—	20,261
Total future lease costs	18,379	97,294
Less: effects of discounting future lease costs	3,101	17,129
Recognized lease liability as of March 31, 2019	$15,278	$80,165

Weighted-average discount rate	5.22%	4.92%

10. Subsequent Events

On February 4, 2019, the Company announced that it entered into a definitive merger agreement to be acquired by an investor group led by Hellman & Friedman in an all-cash transaction that values the Company at an aggregate value of approximately $11 billion.  Under the terms of the merger agreement, the Company’s stockholders receive $331.50 per share in cash upon the closing of the transaction.  The obligation of the parties to complete the merger is subject to customary closing conditions, including, among others, approval by the Company’s stockholders and regulatory approvals. A special meeting of the stockholders of The Ultimate Software Group, Inc. was held on April 30, 2019 at 10:00 a.m., New York City time where the Company’s stockholders voted and approved the proposal to adopt the Agreement and Plan of Merger, dated as of February 3, 2019, by and among the Company, Parent and Merger Sub.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of The Ultimate Software Group, Inc. and its subsidiaries (“Ultimate,” “we,” “us,” or “our”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in conjunction with Ultimate’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2019 (the “Form 10-K”).
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

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into Ultimate (the “Merger”), with Ultimate continuing as the surviving corporation and as an indirect wholly owned subsidiary of Parent. The Merger Agreement provides that each share of common stock, par value $0.01 per share, of Ultimate (“Common Stock”) outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of Common Stock owned by Ultimate in treasury, Parent, Merger Sub or any wholly owned subsidiary of Ultimate or Parent and shares of Common Stock owned by stockholders of Ultimate who properly demand and do not withdraw a demand for, or lose their right to, appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be cancelled and converted into the right to receive $331.50 in cash (the “Merger Consideration”), without interest and subject to applicable withholding taxes.

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

Ultimate’s board of directors (the “Board of Directors” or the “Board”) has unanimously approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Merger. The obligation of the parties to complete the Merger is subject to customary closing conditions, including, among others, (i) the adoption of the Merger Agreement by a majority of outstanding shares of Common Stock entitled to vote thereon (the “Company Stockholder Approval”), (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the decisions, orders, consents or expiration of any waiting periods required to consummate the Merger under the anti-competition laws of certain foreign jurisdictions have occurred or been granted, (iii) the absence of any law, order or injunction of a court or governmental entity of competent jurisdiction prohibiting the consummation of the Merger, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications), (v) the performance in all material respects by the parties of their respective obligations under the Merger Agreement that are required to be performed at or prior to the Effective Time and (vi) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) occurring after the date of the Merger Agreement.

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

At the direction of Ultimate’s board of directors, during the go shop period, Ultimate and its financial advisor solicited and responded to inquiries relating to the proposed merger and alternative acquisition proposals from 22 parties. During such time, three parties executed non-disclosure agreements with Ultimate and were offered access to certain members of Ultimate’s senior management and were provided access to certain non-public information regarding Ultimate. During the go shop period, no alternative acquisition proposals were received by Ultimate. Following the expiration of the go shop period, Ultimate became subject to customary no-shop restrictions that limit its and its representatives’ ability to solicit alternative acquisition proposals from third parties, subject to customary “fiduciary out” provisions.

A special meeting of the stockholders of The Ultimate Software Group, Inc. was held on April 30, 2019 at 10:00 a.m., New York City time where Ultimate stockholders voted and approved the proposal to adopt the Agreement and Plan of Merger, dated as of February 3, 2019, by and among the Company, Parent and Merger Sub.

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

The key drivers of our business are growth in recurring revenues and operating income. Our ability to achieve significant revenue growth in the future will depend upon the success of our direct sales force and our ability to adapt our sales efforts to address the evolving markets for our products and services. We provide our sales personnel with comprehensive and continuing training with respect to technology and market place developments. Aside from sales commissions, we also provide various incentives to encourage our sales representatives, including stock-based compensation awards based upon performance.

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

Results of Operations
The following table sets forth the unaudited condensed consolidated statements of income data of Ultimate, as a percentage of total revenues, for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Recurring	85.9%	85.5%
Services	14.1	14.5
Total revenues	100.0	100.0
Cost of revenues:
Recurring	24.7	22.7
Services	14.0	15.2
Total cost of revenues	38.7	37.9
Gross profit	61.3	62.1
Operating expenses:
Sales and marketing	25.6	25.7
Research and development	19.3	17.0
General and administrative	13.6	11.5
Total operating expenses	58.5	54.2
Operating income	2.8	7.9
Other (expense) income:
Interest expense and other	(0.2)	(0.1)
Other income, net	0.1	0.1
Total other (expense) income, net	(0.1)	—
Income before income taxes	2.7	7.9
Benefit (provision) for income taxes	1.1	(0.5)
Net income	3.8%	7.4%
Operating income decreased 5.1% to $9.7 million for the three months ended March 31, 2019 from $22.1 million for the three months ended March 31, 2018. In addition to the changes discussed below, operating income for the three months ended March 31, 2019 included an increase in employer payroll tax expenses (as reflected in labor and related costs discussed below) from the vestings of employee restricted stock-based awards (which vested at a higher stock price in February 2019) and certain expenditures incurred for merger-related activities.
Revenues
Our revenues are derived from recurring revenues and services revenues.
Total revenues increased 21.0% to $335.0 million for the three months ended March 31, 2019 from $276.8 million for the three months ended March 31, 2018.
Recurring revenues, primarily consisting of subscription-based SaaS revenues, increased 21.7% to $287.9 million for the three months ended March 31, 2019, from $236.6 million for the three months ended March 31, 2018. The increase for the three months ended March 31, 2019 in recurring revenues, was primarily based on the revenue impact of incremental units sold to customers that have processed their first payroll using UltiPro (or gone "Live") since March 31, 2018, including the UltiPro core product and, to a lesser extent, Optional Capabilities of UltiPro. Cloud subscription-based SaaS revenues are recognized as recurring revenues over the initial contract period, as those services are delivered, typically commencing with the Live date.
Our annual revenue customer retention rate for our recurring revenue cloud customer base was approximately 96% as of March 31, 2019 (calculated on a 12-month rolling basis), which is consistent with the same period of the prior year. The impact on recurring revenues of UltiPro units sold has been a gradual increase from one reporting period to the next, based on the incremental effect of revenue recognition of the subscription fees over the terms of the related contracts as sales in backlog go Live.
Services revenues increased 17.2% to $47.1 million for the three months ended March 31, 2019 from $40.2 million for the three months ended March 31, 2018. The increase in services revenues for the three month period was primarily due to additional implementation revenues to support increased sales, from both Ultimate's implementation consultants as well as third party implementation partners and, to a lesser extent, an increase in Other Services revenues mainly attributable to our print services for certain customers.
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
Total cost of revenues increased 23.5% to $129.4 million for the three months ended March 31, 2019, from $104.8 million for the three months ended March 31, 2018.
Cost of recurring revenues increased 31.4% to $82.6 million for the three months ended March 31, 2019 from $62.9 million for the three months ended March 31, 2018. The increase in the cost of recurring revenues for the three month period was primarily due to increases in both cloud costs and Customer Support costs, as described below, and, to a lesser extent, increased amortization of capitalized software costs from the development costs related to a development project to be sold in the future as a cloud product only (the "Development Project") which resulted from product modules becoming available for their intended use.

•
For the three months ended March 31, 2019, the increase in cloud costs was principally as a result of the growth in cloud operations from increased sales, including increased labor costs and, to a lesser extent, increased variable costs associated with our cloud operations.

•	The increase in Customer Support costs for the three months ended March 31, 2019 was primarily due to higher labor costs commensurate with the growth in the number of cloud customers serviced.
Cost of services revenues increased 11.8% to $46.8 million for the three months ended March 31, 2019 from $41.9 million for the three months ended March 31, 2018. The increase in cost of services revenues for the three month period was primarily due to the increased costs of implementation, including higher labor and related costs, and, to a lesser extent, the increased use of third-party implementation partners.
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, travel and promotional expenses, and facility and communication costs for direct sales offices, as well as advertising and marketing costs. Sales and marketing expenses increased 20.3% to $85.6 million for the three months ended March 31, 2019 from $71.2 million for the three months ended March 31, 2018. The increase in sales and marketing expenses for the three months ended March 31, 2019 was primarily due to increased labor and related costs (including the impact of an increase in sales personnel) and, to a lesser extent, higher advertising and marketing expenses.
Research and Development
Research and development expenses consist primarily of software development personnel costs. Research and development expenses increased 37.3% to $64.5 million for the three months ended March 31, 2019 from $47.0 million for the three months ended March 31, 2018. The increase in research and development expenses for the three month period was principally due to higher labor and related costs associated with the ongoing development of UltiPro and Optional Capabilities, including the impact of increased personnel costs (predominantly from additional headcount), net of capitalized labor costs. During the three months ended March 31, 2019 and March 31, 2018, we capitalized a total of $14.3 million (including $1.1 million in non-cash stock-based compensation) and $14.6 million (including $1.0 million in non-cash stock-based compensation), respectively, for internal-use software costs from the Development Project. The capitalized costs for this Development Project were from direct labor costs and, to a lesser extent, third party consulting fees for the three months ended March 31, 2019. During the three months ended March 31, 2019, there was $3.4 million of amortization associated with certain product modules of the Development Project which were ready for their intended use, as compared with $1.8 million for the same period of the prior year. The amortization of capitalized software is included in cost of recurring revenues.
General and Administrative
General and administrative expenses consist primarily of salaries and benefits of executive, administrative and financial personnel, as well as facility costs, external professional fees and the provision for doubtful accounts. General and administrative expenses increased 44.1% to $45.7 million for the three months ended March 31, 2019 from $31.7 million for the three months ended March 31, 2018. The increase in general and administrative expenses for the three month period was primarily due to higher labor and related costs, including increased personnel to support Ultimate's growth in operations, increased professional fees, an increase in the provision for doubtful accounts and expenses incurred for merger-related activities.
Income Taxes
For the three months ended March 31, 2019, consolidated income taxes were a benefit of $3.8 million and for the three months ended March 31, 2018, consolidated income taxes were a provision of $1.3 million. The effective tax rates for the three months ended March 31, 2019 and March 31, 2018 were (40.3)% and 5.8% respectively, with the rate variance primarily attributable to a higher excess tax benefit of $9.6 million recognized for the vesting of stock-based compensation in the current quarter and lower consolidated net income before taxes. The consolidated income tax benefit of $3.8 million for the three months ended March 31, 2019 included a $1.6 million income tax benefit related to the PeopleDoc SAS consolidated group.
Liquidity and Capital Resources
In recent years, we have funded operations primarily from cash flows generated from operations.
As of March 31, 2019, we had $103.9 million in cash, cash equivalents and short-term corporate investments in marketable securities (collectively, "Cash"), reflecting a net decrease of $58.1 million since December 31, 2018.  The total decrease in Cash for the three month period was primarily from cash used to settle the employee tax withholding liability for vesting of restricted stock awards and restricted stock units of $66.1 million and cash purchases of property and equipment (including principal payments on financed equipment) of $25.0 million primarily consisting of $14.3 million in capitalized labor costs (excluding non-cash stock-based compensation of $1.1 million) and third party consulting fees, paid in cash, associated with the Development Project, partially offset by cash provided by operations of $35.2 million.
Our operating cash inflows primarily consist of payments received from our UltiPro customers. Our operating cash outflows primarily consist of cash we invest in personnel and infrastructure to support the anticipated growth of our business, payments to vendors directly related to our services, payments under arrangements with third party vendors who provide hosting infrastructure services in connection with UltiPro, related sales and marketing costs, costs of operations and systems development and programming costs. Net cash provided by operating activities decreased $21.4 million during the three months ended March 31, 2019 to $35.2 million, as compared with $56.6 million for the three months ended March 31, 2018. The net decrease of $21.4 million was primarily due to decreased cash from working capital of $40.4 million, partially offset an increase in cash operating income (after adjusting for non-cash expenses) of $19.0 million.
The net cash used in investing activities was $775.2 million for the three months ended March 31, 2019, as compared with a net cash outflow of $665.3 million for the three months ended March 31, 2018. The increase of $109.9 million was primarily attributable to a net change in funds received from our customers using the UltiPro payment services offering ("UltiPro Payment Services") of $185.2 million and a decrease in purchases of property and equipment of $2.1 million, partially offset by a decrease in the purchases of marketable securities of $34.8 million (which includes purchases for the period of $79.0 million of funds held for customers being invested in marketable securities in addition to our corporate funds), and an increase in the maturities of marketable securities of $42.5 million (which includes the maturities for the period of $79.3 million of marketable securities originally purchased with funds held for customers in addition to our corporate funds). We invest our customer funds in available for sale securities along with our corporate funds in accordance with our internal investment strategies. The portfolio predominantly consists of investment grade securities with long-term ratings of AAA and AA+ and short-term ratings A-1/P-1. Customer funds not invested in available for sale securities, temporarily held by us as a result of our UltiPro Payment Services, are invested in U.S. Government money market funds that invest in short-term, high quality money market instruments which consist of U.S. Treasury and U.S. Government Agency obligations and repurchase agreements collateralized by such obligations. The money market funds are rated AAA by Standard & Poor's and Aaa by Moody's. Any residual customer funds are held primarily in our bank accounts.
Net cash used in financing activities was $689.2 million for the three months ended March 31, 2019, as compared with $596.9 million net cash used in financing activities for the three months ended March 31, 2018. The $92.3 million increase in cash used in financing activities was primarily related to a net change of $109.7 million in customer funds obligations for our UltiPro Payment Services, partially offset by an increase of $15.8 million in cash used to settle employee tax withholding liabilities upon the vesting of their restricted stock awards and restricted stock unit awards.
Days sales outstanding (or "DSOs"), calculated on a trailing three-month basis, as of March 31, 2019 were 67 days as compared with 63 days as of March 31, 2018.
Deferred revenues were $250.1 million at March 31, 2019, as compared with $239.9 million at December 31, 2018 due to higher deferred recurring revenues as a result of increased sales.
We believe that cash and cash equivalents, investments in marketable securities, equipment financing, other borrowings and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. This belief is based upon, among other factors, management’s expectations for future revenue growth, controlled expenses and collections of accounts receivable.
As of March 31, 2019, we did not have any material commitments for capital expenditures, except for anticipated capitalized costs associated with the Development Project.
Off-Balance Sheet Arrangements
We do not, and, as of March 31, 2019, we did not, have any off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
The quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and there were no material changes in market risks for the quarter ended March 31, 2019.

ITEM 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Ultimate carried out an evaluation, under the supervision and with the participation of Ultimate’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of Ultimate’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, Ultimate’s management, including the CEO and CFO, concluded that, as of March 31, 2019, Ultimate’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Ultimate’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In conducting our evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019, we excluded internal controls over financial reporting associated with PeopleDoc which was acquired in July 2018. Ultimate’s disclosure controls and procedures were designed to provide reasonable assurance as to the achievement of these objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and thus has inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance as to the achievement of their objectives.
(b) Changes in internal control over financial reporting. There have been no changes during the quarter ended March 31, 2019 in Ultimate’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Ultimate’s internal control over financial reporting. Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases (“Topic 842”). Although Topic 842 is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to lease accounting and the control activities within them. These included the development of new policies based on the provisions of Topic 842, ongoing reviews of lease contracts, and gathering of information provided for disclosures.
.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchases
The number of shares of Common Stock repurchased by us during the three months ended March 31, 2019 are indicated below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2019	—	$—	4,657,995	1,342,005
February 1 - 28, 2019	198,896 (1)	$332.41	4,657,995	1,342,005
March 1 - 31, 2019	47 (1)	$332.02	4,657,995	1,342,005
__________________
(1) Represents shares of Common Stock that were acquired by us at the fair market value of the Common Stock as of the period stated, in connection with the satisfaction of our employees' tax withholding liability resulting from the vesting of restricted stock holdings.

(2) Under a stock repurchase plan originally announced on October 30, 2000, and subsequently amended from time to time, Ultimate is authorized to purchase up to 6,000,000 shares of its Common Stock. As of March 31, 2019, Ultimate had purchased 4,657,995 shares of Common Stock under our stock repurchase plan, with 1,342,005 shares being available for repurchase in the future. There were no purchases of Common Stock under the stock repurchase plan for the three months ended March 31, 2019.

ITEM 6.	Exhibits

Number	Description
2.1
Agreement and Plan of Merger, dated as of February 3, 2019, by and among Unite Parent Corp., Unite Merger Sub, Inc. and The Ultimate Software Group, Inc. (incorporated by reference to Exhibit 2.1 to Ultimate's Form 8-K, dated February 3, 2019)

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2019 and March 31, 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and March 31, 2018, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2019 and March 31, 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and March 31, 2018 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.*

____________________
* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Ultimate Software Group, Inc.

Date:	May 1, 2019	By:	/s/ Felicia Alvaro

Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)